Form 10-Q
period 1999-10-31
CACHEFLOW INC
filed 1999-12-30
CIK 1095600

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER __________

                            ------------------------

                                 CACHEFLOW INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                          91-1715963
(STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER IDENTIFICATION)
 INCORPORATION OR ORGANIZATION)

     650 ALMANOR AVENUE                                            94086
   SUNNYVALE, CALIFORNIA                                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE
         OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 220-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Although the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the registrant was required to file such reports, the registrant did not become subject to such filing requirements until the registration of certain shares of its common stock pursuant to a registration statement on Form S-1 (the "Registration Statement") was declared effective by the Securities and Exchange Commission on November 18, 1999.

  Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                                              OUTSTANDING AT
                          CLASS                              NOVEMBER 30, 1999
                                                             -----------------
Common Stock, par value $0.0001                                 35,882,460

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of October 31, 1999 and April
          30, 1999                                                                       1


          Condensed Consolidated Statements of Operations for the three and six
          months ended October 31, 1999 and October 31, 1998                             2


          Condensed Consolidated Statements of Cash Flows for the six months
          ended October 31, 1999 and October 31, 1998                                    3


          Notes to the Condensed Consolidated Financial Statements                     4 - 9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                9 - 24


Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                              24

Item 2.   Changes in Securities and Use of Proceeds                                   25 - 26

Item 4.   Submission of Matters to a Vote of Security Holders                         26 - 27

Item 6.   Exhibits and Reports on Form 8-K                                               27

SIGNATURES                                                                               27


                                CACHEFLOW INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                       October 31,    April 30,
                                                          1999          1999
                                                       -----------    ---------
                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                            $ 18,866      $  2,291
   Accounts receivable, net                                2,084         1,353
   Inventories                                             3,391           932
   Prepaid expenses and other current assets                 352            60
                                                        --------      --------
Total current assets                                      24,693         4,636
Property and equipment, net                                2,578         1,351
Other assets                                               1,284           729
                                                        --------      --------
Total assets                                            $ 28,555      $  6,716
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                     $  4,058      $  1,464
   Borrowings under line of credit                           639           643
   Accrued payroll and related benefits                      862           420
   Deferred revenue                                          687           367
   Other accrued liabilities                                 518           166
   Current portion of long-term obligations                1,513           789
                                                        --------      --------
Total current liabilities                                  8,277         3,849
Long-term obligations, less current portion                2,371         3,211
                                                        --------      --------
Total liabilities                                         10,648         7,060

Commitments
Stockholders' equity (deficit):
   Preferred stock                                             1             1
   Common stock                                                1             1
   Additional paid-in capital                            105,298        30,877
   Advance for preferred stock issuance                    3,090             -
   Notes receivable from stockholders                     (3,549)       (1,004)
   Deferred stock compensation                           (39,634)      (10,067)
   Accumulated deficit                                   (47,300)      (20,152)
                                                        --------      --------
Total stockholders' equity (deficit)                      17,907          (344)
                                                        --------      --------
Total liabilities and stockholders' equity (deficit)    $ 28,555      $  6,716
                                                        ========      ========

           See notes to condensed consolidated financial statements.

                                CACHEFLOW INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                          Three Months Ended     Six Months Ended
                                                             October 31,           October 31,
                                                          ------------------    ------------------
                                                            1999       1998       1999       1998
                                                          --------   -------    --------   -------
Net sales                                                 $  4,838   $ 1,082    $  8,450   $ 1,891
Cost of goods sold                                           1,886       652       3,266     1,250
                                                          --------   -------    --------   -------
Gross profit                                                 2,952       430       5,184       641
Operating expenses:
   Research and development                                  2,298       958       3,911     1,713
   Sales and marketing                                       5,093     1,719       8,574     3,054
   General and administrative                                  829       685       1,496       960
   Stock compensation                                       15,243       587      18,235       806
                                                          --------   -------    --------   -------
Total operating expenses                                    23,463     3,949      32,216     6,533
                                                          --------   -------    --------   -------
Operating loss                                             (20,511)   (3,519)    (27,032)   (5,892)
Interest (expense) income, net                                 (80)       33        (116)      104
                                                          --------   -------    --------   -------
Net loss                                                  $(20,591)  $(3,486)   $(27,148)  $(5,788)
                                                          ========   =======    ========   =======
Basic and diluted net loss per common share               $  (2.35)  $ (0.62)   $  (3.19)  $ (1.10)
                                                          ========   =======    ========   =======
Shares used in computing basic and diluted
   net loss per common share                                 8,775     5,621       8,505     5,279
                                                          ========   =======    ========   =======
Pro forma basic and diluted net loss per
   common share                                           $  (0.87)  $ (0.22)   $  (1.19)  $ (0.37)
                                                          ========   =======    ========   =======
Shares used in computing pro forma basic and
   diluted net loss per common share                        23,790    16,154      22,878    15,814
                                                          ========   =======    ========   =======

           See notes to condensed consolidated financial statements.

                                CACHEFLOW INC.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                          Six Months Ended
                                                             October 31,
                                                      --------------------------
                                                         1999            1998
                                                      ----------      ----------
Operating Activities
Net loss                                              $ (27,148)       $ (5,788)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                             260             104
  Stock compensation                                     18,235             806
  Interest on notes receivable from stockholders            (13)              -
  Changes in operating assets and liabilities:
    Accounts receivable                                    (731)           (584)
    Inventories                                          (2,459)           (219)
    Prepaid expenses and other current assets              (292)           (142)
    Other assets                                           (555)           (105)
    Accounts payable                                      2,594            (171)
   Accrued liabilities                                    1,098             323
                                                      ---------       ---------
Net cash used in operating activities                    (9,011)         (5,776)

Investing Activities
Purchases of property and equipment                      (1,377)           (414)
                                                      ---------       ---------
Net cash used in investing activities                    (1,377)           (414)

Financing Activities
Proceeds from issuance of preferred stock                19,976               -
Proceeds from issuance of common stock                    4,155             247
Proceeds from advance for preferred stock issuances       3,090               -
Repurchase of employee stock                                (28)              -
Payments on debt obligations                               (230)            (37)
                                                      ---------       ---------
Net cash provided by financing activities                26,963             210

                                                      ---------       ---------
Net increase (decrease) in cash and cash equivalents     16,575          (5,980)
Cash and cash equivalents at beginning of period          2,291           7,349
                                                      ---------       ---------

Cash and cash equivalents at end of period            $  18,866        $  1,369
                                                      =========       =========

Supplemental disclosure of cash flow information
Cash paid for interest                                $     275        $      6
                                                      =========       =========

Noncash investing and financing activities
Purchase of equipment under capital lease             $    (110)       $     -
                                                      =========       =========

Issuance of note receivable to stockholder for the
exercise of stock options and related interest        $   2,532        $     -
                                                      =========       =========

           See notes to condensed consolidated financial statements.

                                CACHEFLOW INC.

Note 1.  Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements and related notes as of October 31, 1999, and for the three- and six-month periods then ended, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its consolidated financial position, operating results, and cash flows for the interim date and periods presented. Results for the quarter ended October 31, 1999 are not necessarily indicative of results for the entire fiscal year or future periods.

Note 2.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3.  Revenue Recognition

The Company generally recognizes product revenue at the time of shipment, net of allowances for estimated sales returns and uncollectable customer accounts. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recorded evenly over the life of the contract. To date, maintenance contract revenue has not been a significant portion of the Company's net sales.

Note 4.  Note Receivable from Officer

In August 1999, the Company entered into a five-year non-recourse, non-interest bearing note for $800,000 with an officer of the Company for the purchase of a primary residence. The note, which is included in other assets, is secured by the officer's primary residence.

Note 5.  Inventories

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in,
first-out method.   Inventories consisted of the following (in thousands):

                                           October 31,           April 30,
                                               1999                 1999
                                           -----------           ---------
Raw materials                                 $2,633               $ 610
Work-in-process                                   93                  45
Finished goods                                   665                 277
                                            --------            --------
                                              $3,391               $ 932
                                            ========            ========

                                CACHEFLOW INC.


Note 6.  Litigation

On September 16, 1999, Nokia IP filed a lawsuit in Santa Clara County Superior Court naming CacheFlow Inc., and certain officers of the company, as defendants. These officers were formerly employed by Ipsilon Networks, Inc., which was acquired by Nokia in December 1997. Following the acquisition, these officers became employees of Nokia upon completion of the acquisition. In essence, Nokia claims that the Company and these officers acted improperly in hiring Nokia's employees. Nokia also claims that a certain officer of the Company violated a non-competition provision contained in his employment agreement with Nokia. Nokia is seeking compensatory and punitive damages and orders prohibiting the defendants from disclosing or using Nokia's trade secrets or confidential information and acting in a manner that violates these officers' contractual and fiduciary duties to Nokia. The Company and other defendants have filed an answer to this Complaint denying the allegations and believe that there are meritorious defenses to the asserted claims. On November 14, 1999, the Company entered into a term sheet with Nokia to settle the litigation. The term sheet does not require the Company to make any monetary payments to Nokia. The Company is currently negotiating a definitive settlement agreement with Nokia. As of December 22, 1999, a final draft of the definitive settlement agreement is being circulated for approval by the parties. If the Company is unable to negotiate the definitive settlement agreement or to enforce the term sheet, the Company intends to defend the litigation vigorously. The outcome of litigation is inherently unpredictable and the results of the litigation may not be favorable to the Company or the other defendants and could include monetary damages and a court order restricting our ability to hire Nokia's employees. Although the Company believes that the ultimate outcome of the dispute with Nokia will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows, there can be no assurance that Nokia IP will not prevail in this dispute. If Nokia IP were to prevail in this dispute on all of its claims, it could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows.

Note 7.  Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The comprehensive net losses for the three- and six-month periods ended October 31, 1999 and 1998 do not differ from the reported net losses.

Note 8.  Net Loss Per Share

Basic net loss per common share and diluted net loss per common share are presented in conformity with the FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), for all periods presented.

In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted average number of shares of common stock issued to founders, investors and employees that are subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the condensed consolidated statements of operations, have been computed as described above and also give effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. The shares used in calculating the pro forma basic and diluted net loss per common share amounts also include warrants to purchase series A and C preferred stock as such warrants expire upon the completion of the Company's initial public offering of its common stock. The Company assumes the warrants will be exercised prior to or in connection with the completion of the initial public offering because these warrants expire upon completion of the offering and the exercise prices are significantly lower than the estimated offering price. The weighted average share amounts exclude warrants to purchase series B preferred stock as such warrants will remain outstanding after the initial public offering is complete.

                                CACHEFLOW INC.


The following table presents the calculation of basic and diluted net loss per common share and pro forma basic and diluted net loss per common share (in thousands, except per share amounts):

                                                         Three months ended              Six months ended
                                                            October 31,                    October 31,
                                                   ---------------------------    ---------------------------
                                                        1999           1998            1999           1998
                                                   ---------------------------    ---------------------------
                                                            (unaudited)                    (unaudited)
Historical:
 Net loss                                              $(20,591)       $(3,486)       $(27,148)       $(5,788)
                                                   ============    ===========    ============    ===========

Weighted-average shares of common stock
 outstanding                                             13,037          9,205          12,864          8,791

Less: Weighted-average shares subject to
 repurchase                                              (4,262)        (3,584)         (4,359)        (3,512)
                                                   ------------    -----------    ------------    -----------
Weighted-average shares used in computing basic
 and diluted net loss per common share                    8,775          5,621           8,505          5,279
                                                   ============    ===========    ============    ===========
Basic and diluted net loss per common share            $  (2.35)       $ (0.62)       $  (3.19)       $ (1.10)
                                                   ============    ===========    ============    ===========

Pro forma:
 Shares used above                                        8,775          5,621           8,505          5,279

Pro forma adjustment to reflect the weighted
 effect of the assumed conversion of preferred
 stock                                                   14,342          9,970          13,700          9,970


Pro forma adjustment to reflect the weighted
 effect of assumed exercise and conversion of
 preferred stock warrants                                   673            563             673            563
                                                   ------------    -----------    ------------    -----------
Shares used in computing pro forma basic and
 diluted net loss per common share                       23,790         16,154          22,878         15,812
                                                   ============    ===========    ============    ===========
Pro forma basic and diluted net loss per common
 share                                                 $  (0.87)       $ (0.22)       $  (1.19)       $ (0.37)
                                                   ============    ===========    ============    ===========

The Company has excluded all preferred stock, warrants for preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Note 9.  Stockholders' Equity (Deficit)

In June 1999, the Company's Board of Directors and stockholders approved a 2-for-1 stock split of the Company's authorized, issued and outstanding common and preferred stock. All common and preferred share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 2-for-1 stock split.

                                CACHEFLOW INC.


Preferred Shares

In September 1999, the Company's Board of Directors approved a decrease in authorized shares of preferred stock from 30,000,000 to 10,000,000 upon the completion of the Company's initial public offering of its common stock.

Common Stock

The Company has entered into Stock Purchase Agreements in connection with the sale of common stock to employees, consultants and directors. The Company typically has the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the employees, consultants, and directors service periods. The repurchase right generally declines on a percentage basis over four years based on the length of the founder's and each respective employee's continued employment with the Company, and the director's membership on the Board of Directors under this agreement. As of October 31, 1999 and 1998, 4,781,814 and 3,245,981 shares, respectively, of common stock issued under these agreements were subject to repurchase.

In September 1999, the Company's Board of Directors approved an increase in authorized shares of common stock from 60,000,000 to 200,000,000 upon the completion of the Company's initial public offering of its common stock.

Employee Stock Purchase Plan

In September 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan. The plan became effective upon the effective date of the Company's initial public offering of its common stock. A total of 2,500,000 shares of common stock have been reserved for issuance under the plan. Under the plan, eligible employees may purchase common stock through payroll deductions, which in any event may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. The number of shares reserved under the Employee Stock Purchase Plan will automatically increase by 500,000 shares annually beginning January 31, 2000. The Company's Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

1999 Stock Incentive Plan

In September 1999, the Company's Board of Directors adopted the 1999 Stock Incentive Plan (the "Incentive Plan") under which 5,000,000 shares have been reserved for issuance. The plan became effective upon the effective date of the Company's initial public offering of its common stock. The number of shares reserved under the Incentive Plan will automatically increase annually beginning January 1, 2000 by the lesser of 5% of the total amount of common stock shares outstanding or 2,000,000 shares. The exercise price for incentive stock options and non-qualified stock options may not be less than 100% and 85%, respectively, of the fair market value of common stock on the option grant date.

                                CACHEFLOW INC.


1999 Director Option Plan

In September 1999, the Company's Board of Directors adopted the 1999 Director Option Plan (the "Directors' Plan") under which 500,000 shares have been reserved for issuance. The 1999 Director Option Plan became effective on the date of its adoption. Each non-employee joining the Board of Directors following the effective date of the initial public offering will automatically receive options to purchase 25,000 shares of common stock. In addition, each non-employee director will automatically receive options to purchase 5,000 shares of common stock at each annual meeting of the Board of Directors held in the year 2000 and thereafter. Each option will have an exercise price equal to the fair market value of the common stock on the option grant date. The number of shares reserved under the Directors' Plan will automatically increase by 100,000 shares annually beginning January 1, 2000. The Company's Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

Stock Option Grants

During the three months ended October 31, 1999, the Company granted options to purchase 4,383,230 shares of common stock. This includes a grant of 677,380 options to a consultant of the Company on October 13, 1999 to purchase common stock at an exercise price of $4.00 per share. The 677,380 options were immediately vested, nonforfeitable and exercisable and were subsequently exercised. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free rate of 6.0%, expected life of the options of 0.05 years, 60% volatility and no dividend yield. The Company calculated a value of approximately $8,129,000 for the consultant's options and recorded this amount as both deferred stock compensation and stock compensation expense in the three months ended October 31, 1999. The Company also recorded additional deferred stock compensation of approximately $25,434,000 with respect to other stock option grants made during this period.

Stock Compensation

For the three months ended October 31, 1999 and 1998, the Company recorded deferred stock compensation of $33,563,000 and $2,149,000, respectively. For the six months ended October 31, 1999 and 1998, the Company recorded deferred stock compensation of $47,786,000 and $3,319,000, respectively. These amounts represent the difference between the exercise price and the deemed fair value of the Company's common stock on the date such stock options were granted. For the three months ended October 31, 1999 and 1998, the Company recorded amortization of stock compensation of $15,243,000 and $587,000, respectively. For the six months ended October 31, 1999 and 1998, the Company recorded amortization of stock compensation of $18,235,000 and $806,000, respectively. At October 31, 1999 and April 30, 1999, the Company had $39,634,000 and $10,067,000,
respectively, of remaining unamortized deferred compensation. Such amounts are included as a reduction of stockholders' equity (deficit) and are being amortized using a graded method over the vesting period of each respective option.



Note 10.  Subsequent Events

Preferred Stock

On November 1, 1999, the Company authorized and issued 280,953 shares of series D preferred stock at $11.00 per share. The series D preferred stock has similar rights, preferences and privileges as series A, B, and C preferred stock. In connection with the issuance of the series D preferred stock the Company expects to record a non-cash charge of approximately $1,967,000 in the three months ending January 31, 2000 to accrete the value of the preferred stock to its fair value. This non-cash charge will be recorded as an increase in accumulated deficit with a corresponding credit to additional paid in capital.

Initial Public Offering

                                CACHEFLOW INC.


On November 19, 1999, the Company completed its initial public offering in which it sold 5,750,000 shares of common stock (including an over-allotment option of 750,000 shares) at $24 per share. Upon the closing of the offering, all of the Company's preferred stock converted to common stock. Proceeds from the offering were $128,340,000, net of underwriter's discounts and commissions. As of November 30, 1999, 35,882,460 shares of common stock were outstanding.

Stock Option Grants

Between November 1 and November 30, 1999, the Company granted options to purchase 1,975,250 shares of common stock. The Company expects to record additional deferred stock compensation of approximately $6,003,000 with respect to stock option grants made during this period.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The statements contained in this report that are not purely historical are forward-looking statements, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those projected. These and other risks relating to our business are set forth under "Factors Affecting Future Operating Results" and elsewhere in this report as well as in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 18, 1999.

Overview

The Company designs, develops, markets and supports high-performance Internet caching appliances. From our inception in March 1996 through April 30, 1998, we were considered to be in the development stage. Our activities were related primarily to conducting research and development, developing our initial product, recruiting personnel, building sales channels, establishing the market for our initial product, raising capital and purchasing operating assets.

We began commercial shipment of our first products in May 1998. Since that time, we have introduced other Internet caching appliances, which have a variety of hardware configurations designed for the different price, performance, capacity and reliability requirements of our customers. The list prices of our caching appliances increase as they become more highly configured. Substantially all of our net sales through October 31, 1999 were attributable to sales of our Internet caching appliance products. We anticipate that these products will continue to account for a substantial portion of our future net sales for the foreseeable future.

The Company recorded deferred stock compensation of approximately $33.6 million and $2.1 million for the three months ended October 31, 1999 and 1998, respectively, and $47.8 million and $3.3 million for the six months ended October 31, 1999 and 1998, respectively. These amounts represent the difference between the exercise price and the deemed fair value of stock option and warrant grants to employees, consultants, directors and third parties on the date such stock awards were granted. The Company recorded stock compensation expense of approximately $15.2 million and $587,000 for the three months ended October 31, 1999 and 1998, respectively, and $18.2 million and $806,000 for the six months ended October 31, 1999 and 1998, respectively. Based on grants from November 1 to November 30, 1999, we expect to record additional deferred stock compensation of approximately $6.0 million. We expect compensation expense, which is primarily attributable to amortization of deferred compensation charges, to impact our reported results through April 30, 2004. Based on option grants through November 30, 1999,

                                CACHEFLOW INC.


we expect stock compensation expense to be approximately $34.6 million for the fiscal year ending April 30, 2000. Given the balance of deferred stock compensation on the balance sheet and recent grant history, we expect stock compensation expense to be a significant operating expense as this deferral is recognized. Additionally, we expect to record a charge of approximately $2.0 million related to the beneficial conversion feature of the series d preferred stock issued on November 1, 1999.

We have incurred net losses in each quarter since inception. As of October 31, 1999, we had an accumulated deficit of $47.3 million. Our net loss for the three months ended October 31, 1999 was $20.6 million and our net loss for the six months ended October 31, 1999 was $27.1 million. These losses resulted from significant costs incurred in the development and sale of our products and services. We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future.

Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties.

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

                                                 Three Months Ended                                 Six Months Ended
                                                    October 31,                                       October 31,
                                     ---------------------------------------              --------------------------------
                                             1999                   1998                        1999               1998
                                     -----------------      ----------------              ------------      --------------

Net sales                                        100.0%                100.0%                    100.0%              100.0%
Cost of goods sold                                39.0                  60.3                      38.7                66.1
                                     -----------------      ----------------              ------------      --------------
Gross margin                                      61.0                  39.7                      61.3                33.9

Operating expenses:
     Research and development                     47.5                  88.5                      46.3                90.6
     Sales and marketing                         105.3                 158.9                     101.5               161.5
     General and administrative                   17.1                  63.3                      17.7                50.8
     Stock compensation                          315.0                  54.3                     215.8                42.6
                                     -----------------      ----------------              ------------      --------------
     Total operating expenses                    484.9                 365.0                     381.3               345.5

Operating loss                                  (423.9)               (325.3)                   (320.0)             (311.6)

Interest (expense) income, net                    (1.7)                  3.0                      (1.4)                5.5
                                     -----------------      ----------------              ------------      --------------

Net loss                                        (425.6)  %            (322.3)  %                (321.4)  %         (306.1)%
                                     =================      ================              ============      ==============


Net Sales. Net sales increased to $4.8 million for the quarter ended October 31, 1999 from $1.1 million for the quarter ended October 31, 1998. This increase was attributable to higher sales volumes resulting from the introduction of new products and growth in our customer base as we expanded our sales force. In particular, the higher unit sales volumes reflect the introduction of the 500, 2000, 3000 and 5000 Series products, offset by decreased unit sales of 1000 Series products. During the quarter ended October 31,

                                CACHEFLOW INC.


1999, one customer accounted for 17% of our net sales, and during the quarter ended October 31, 1998, each of two customers accounted for 20% of our net sales. Direct and indirect channel sales accounted for 73% and 27% of our net sales for the quarter ended October 31, 1999 and 59% and 41% of our net sales for the quarter ended October 31, 1998. Net sales from international operations were $1.9 million, or 40% of net sales, for the quarter ended October 31, 1999, and $109,000, or 10% of net sales, for the quarter ended October 31, 1998.

Net sales increased to $8.5 million for the six months ended October 31, 1999 from $1.9 million for the six months ended October 31, 1998. As noted above, this increase was attributable to higher sales volumes resulting from the introduction of new products and growth in our customer base as we expanded our sales force. During the six months ended October 31, 1999, one customer accounted for approximately 14% of our net sales, and during the six-months ended October 31, 1998, three customers accounted for 10%, 11%, and 15% of our net sales. Direct and indirect channel sales accounted for 68% and 32% of our net sales for the six months ended October 31, 1999 and 46% and 54% of our net sales for the six months ended October 31, 1998. Net sales from international operations were $3.6 million, or 43% of net sales, for the six months ended October 31, 1999, and $316,000, or 17% of net sales, for the six months ended October 31, 1998. We expect our net sales to increase as a result of continued growth in our sales force, broader acceptance of our products in the marketplace, and the introduction of new products, although the growth rate in our net sales of 347% will likely not continue in the future.

Gross Profit. Gross profit increased to $3.0 million for the quarter ended October 31, 1999 from $430,000 for the quarter ended October 31, 1998. Gross profit increased to $5.2 million for the six months ended October 31, 1999 from $641,000 for the six months ended October 31, 1998. These increases in gross profit were primarily attributable to the introduction of new products and their growing acceptance in the marketplace and higher sales volumes. Gross margin increased to 61.0% for the quarter ended October 31, 1999 from 39.7% for the quarter ended October 31, 1998. Gross margin increased to 61.3% for the six months ended October 31, 1999 from 33.9% for the six months ended October 31, 1998. These increases in gross margin were principally due to the resulting economies of scale from higher unit production and cost savings achieved by outsourcing component manufacturing. Our gross margin has been and will continue to be affected by a variety of factors, including competition, fluctuations in demand for our products, the timing and size of customer orders and product implementations, the mix of direct and indirect sales, the mix and average selling prices of products, new product introductions and enhancements, component costs, manufacturing costs and product configuration.

Research and Development. Research and development expenses consist primarily of salaries and benefits, and prototype and test equipment costs. Research and development expenses increased to $2.3 million for the quarter ended October 31, 1999 from $958,000 for the quarter ended October 31, 1998. Research and development expenses increased to $3.9 million for the six months ended October 31, 1999 from $1.7 million for the six months ended October 31, 1998. These increases in research and development expenses in absolute dollars were primarily attributable to increased staffing and associated support for engineers required to expand and enhance our product line, and, to a lesser extent, expenses related to prototype and test equipment units. Research and development headcount increased to 43 at October 31, 1999 from 20 at October 31, 1998. As a percentage of net sales, research and development expenses decreased to 47.5% for the quarter ended October 31, 1999 from 88.5% for the quarter ended October 31, 1998. As a percentage of net sales, research and development expenses decreased to 46.3% for the six months ended October 31, 1999 from 90.6% for the six months ended October 31, 1998. These decreases in research and development expenses as a percentage of net sales reflect the fact that our net sales during these periods increased more rapidly than our research and development expenses. We believe that significant investments in research and development will be required to remain competitive and expect that research and development expenses will continue to increase in absolute dollars. Through October 31, 1999, all research and development costs have been expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, commissions, advertising and promotional expenses, and customer service and support costs. Sales and marketing expenses increased to $5.1 million for the quarter ended October 31, 1999 from $1.7 million for the quarter

                                CACHEFLOW INC.


ended October 31, 1998. Sales and marketing expenses increased to $8.6 million for the six months ended October 31, 1999 from $3.1 million for the six months ended October 31, 1998. These increases in sales and marketing expenses in absolute dollars were related to the expansion of our sales and marketing organization as we hired people and added sales and support facilities worldwide. Sales and marketing headcount increased to 101 at October 31, 1999 from 28 at October 31, 1998. As a percentage of net sales, sales and marketing expenses decreased to 105.3% for the quarter ended October 31, 1999 from 158.9% for the quarter ended October 31, 1998. As a percentage of net sales, sales and marketing expenses decreased to 101.5% for the six months ended October 31, 1999 from 161.5% for the six months ended October 31, 1998. These decreases in sales and marketing expenses as a percentage of net sales reflect the fact that our net sales during these periods increased more rapidly than our sales and marketing expenses. We expect to continue to increase our sales and marketing expenses significantly in absolute dollars in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels.

General and Administrative. General and administrative expenses increased to $829,000 for the quarter ended October 31, 1999 from $685,000 for the quarter ended October 31, 1998. General and administrative expenses increased to $1.5 million for the six months ended October 31, 1999 from $960,000 for the six months ended October 31, 1998. These increases in general and administrative expenses in absolute dollars were primarily attributable to increased staffing and associated expenses necessary to manage and support our growth. General and administrative headcount increased to 20 at October 31, 1999 from 8 at October 31, 1998. As a percentage of net sales, general and administrative expenses decreased to 17.1% for the quarter ended October 31, 1999 from 63.3% for the quarter ended October 31, 1998. As a percentage of net sales, general and administrative expenses decreased to 17.7% for the six months ended October 31, 1999 from 50.8% for the six months ended October 31, 1998. These decreases in general and administrative expenses as a percentage of net sales reflect the fact that our net sales during these periods increased more rapidly than our general and administrative expenses. We expect general and administrative expenses to increase in absolute dollars as we continue to increase staffing to manage expanding operations and facilities and incur the additional expenses associated with operating as a public company.

Stock Compensation. Stock compensation expense increased to $15.2 million for the quarter ended October 31, 1999 from $587,000 for the quarter ended October 31, 1998. Stock compensation expense increased to $18.2 million for the six months ended October 31, 1999 from $806,000 for the six months ended October 31, 1998.

Other (Expense) Income, Net. Other (expense) income, net decreased to net other expense of $80,000 for the quarter ended October 31, 1999, from net other income of $33,000 for the quarter ended October 31, 1998. Other (expense) income, net decreased to net other expense of $116,000 for the six months ended October 31, 1999, from net other income of $104,000 for the six months ended October 31, 1998. These decreases were primarily attributable to increased interest costs as a result of incurring additional borrowings.

Liquidity and Capital Resources

From inception through October 31, 1999, we financed our operations and the purchase of property and equipment through private sales of preferred stock, with net proceeds of $34.8 million, as well as through bank loans and equipment leases. At October 31, 1999, we had $18.9 million in cash and cash equivalents and $16.4 million in working capital. Subsequent to October 31, 1999, we financed our operations through the private sale of series D preferred stock, with net proceeds of $3.1 million, and through an initial public offering of our common stock, with proceeds of $128.3 million, net of underwriting discounts and commissions.

Net cash used in operating activities was $9.0 million for the six months ended October 31, 1999 and $5.8 million for the six months ended October 31, 1999. We used cash primarily to fund our net losses from operations.

                                CACHEFLOW INC.


Net cash used in investing activities was $1.4 million for the six months ended October 31, 1999 and $414,000 for the six months ended October 31, 1998. Net cash used in investing activities was primarily attributable to purchases of property, plant and equipment. We expect that, in the future, any cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

Net cash provided by financing activities was $27.0 million for the six months ended October 31, 1999 and $210,000 for the six months ended October 31, 1998. During May 1999, we raised approximately $20.0 million in gross proceeds from the sale of series C preferred stock at $4.575 per share. During October 1999, we raised approximately $2.8 million through the cash exercise of options granted to a board member and consultant to purchase 702,380 shares of common stock at $4.00 per share. Subsequent to October 31, 1999, we raised approximately $3.1 million of capital through the sale of 280,953 shares of series D preferred stock at $11.00 per share, and approximately $128.3 million, net of underwriting discounts and commissions, through the sale of 5,750,000 shares of our common stock in an initial public offering.

Capital expenditures were $1.4 million for the six months ended October 31, 1999 and $414,000 for the six months ended October 31, 1998. Our capital expenditures consisted of purchases of plant, equipment and software. Current capital commitments are approximately $700,000, principally for a new enterprise resource planning system. We expect that our capital expenditures will continue to increase in the future.

We currently have two credit facilities. Our $3.0 million credit facility, which expired in November 1999 and was extended to April 2000, bears interest at the prime interest rate plus .50%. In December 1999, the outstanding balance on this line of credit was repaid, and $2.5 million is currently available for borrowing. Our second credit facility includes a $3.5 million three-year term loan and a $350,000 equipment line of credit. The term loan and equipment line of credit are secured by all of our assets and bear interest at 13.0% and 11.4% and mature in November 2002 and May 2000. As of October 31, 1999, $3.3 million under the term loan had been borrowed, and $110,000 under the equipment line of credit had been borrowed. In December 1999, all amounts outstanding under the term loan and equipment line of credit were repaid and the credit facility was terminated. Both of our credit facilities require us to maintain compliance with financial covenants that, among other things, specify minimum financial ratios and prohibit us from paying dividends on our capital stock.

We believe that working capital, including the net proceeds from the sale of our common stock in the initial public offering, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Year 2000 Readiness

The "Year 2000 issue" refers generally to the problems that some software and hardware may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

We believe that our current products are Year 2000 compliant when configured and used as described in the product documentation. Our product is installed as a part of a network and its performance may be harmed by other network connected devices that may not be Year 2000 compliant. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

We have defined Year 2000 compliant as the ability to:

     . correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

     . function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

                                CACHEFLOW INC.

     . respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner;

     . store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century; and

     .    recognize Year 2000 as a leap year.

We have tested software obtained from third parties, including licensed software, shareware and freeware, that is incorporated into our products, and we have received assurances from our vendors that licensed software is Year 2000 compliant. Despite testing by us and current and potential customers, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of net sales, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could seriously harm our business. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of these lawsuits against software vendors. Because of the unprecedented nature of this litigation, it is uncertain whether or to what extent we may be affected by it.

We have completed an assessment of our material internal information and other technology systems, including both our own software products and third-party software and hardware technologies. We have received assurances from our third-party software vendors that their systems are Year 2000 compliant. In addition, we intend to seek assurances from the vendors of any future software we purchase, including our planned purchase of a new enterprise resource planning system. We are not currently aware of any material operational issues or costs associated with preparing our internal information technology and non-information technology systems for the Year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems.

We do not intend to seek any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for purchases of our products and services. As a result, our business could be seriously harmed.

We do not intend to seek any information concerning the Year 2000 compliance status of our component suppliers. Our component suppliers may experience significant interruptions in their manufacturing operations, which could result in significant delays in their ability to supply us with the components necessary for our Internet caching appliances. As a result, our business could be seriously harmed.

We have not separately accounted for Year 2000 costs in the past. To date, these costs have not been material. We will incur additional costs related to the Year 2000 efforts for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. In addition, we may experience significant problems and costs with Year 2000 compliance that could seriously harm our business.

Based upon our examination of our internal technology systems, we do not believe it will be necessary to develop a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. If we find it necessary to develop a contingency plan the cost of developing and implementing a contingency plan may be significant. Finally, we are subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failure interruptions.

FACTORS AFFECTING FUTURE OPERATING RESULTS

                                CACHEFLOW INC.


Our business, financial condition and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

Risks Related to Our Business

We only began selling our products in May 1998 and, as a result, you may have difficulty evaluating our business and operating results.

We were founded in March 1996 and did not sell any products or services until May 1998. The market for our products is unproven. Our limited operating history makes an evaluation of our future prospects very difficult. We expect to encounter risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. Many of these riss are described in more detail in this "Factors Affecting Future Operating Results" section. Our business will be seriously harmed if we do not successfully execute our business strategy or if we do not successfully address the risks we face.

We have a history of losses, expect to incur future losses and may never achieve profitability, which could result in the decline of the market price of our common stock.

We incurred net losses of $20.6 million and $3.5 million for the three months ended October 31, 1999 and 1998, respectively. We incurred net losses of $27.1 million and $5.8 million for the six months ended October 31, 1999 and 1998, respectively. As of October 31, 1999, we had an accumulated deficit of $47.3 million. We have not had a profitable quarter since our inception and we expect to continue to incur net losses in the future. To date, we have funded our operations from the sale of equity securities and through bank loans and equipment leases.

We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. We may never achieve profitability. We expect to incur substantial non-cash costs relating to the amortization of deferred compensation, which will contribute to our net losses. As of October 31, 1999, we had an aggregate of $39.6 million of deferred compensation to be amortized. Between November 1, 1999 and November 30, 1999, we recorded additional deferred compensation of $6.0 million with respect to stock options granted during this period.

Because we expect our sales to fluctuate and our costs are relatively fixed in the short term, our ability to forecast our quarterly operating results is limited, and if our quarterly operating results are below the expectations of analysts or investors, the market price of our common stock may decline.

Our net sales and operating results are likely to vary significantly from quarter to quarter. We believe that quarter-to-quarter comparisons of our operating results should not be relied upon as indicators of future performance. It is likely that in some future quarter or quarters, our operating results will be below the expectations of public market analysts or investors. When this occurs, the price of our common stock could decrease significantly. A number of factors are likely to cause variations in our net sales and operating results, including factors described in this "Factors Affecting Future Operating
Results" section.

We cannot reliably forecast our future quarterly sales for several reasons, including:

     . sales in any quarter are dependent on orders booked and shipped in that quarter, and we often operate with very little order backlog;

     . we have a limited operating history, and the market in which we compete is relatively new and rapidly evolving;

     . we expect that, for the foreseeable future, most of our sales will come from a small number of customers, so delays or cancellations of orders by a few customers can significantly impact net sales within a quarter; and

     .    our sales cycle varies substantially from customer to customer.

                                CACHEFLOW INC.


A high percentage of our expenses, including those related to research and development, sales and marketing, general and administrative functions and amortization of deferred compensation, are essentially fixed in the short term. As a result, if our net sales are less than forecasted, our quarterly operating results are likely to be seriously harmed.

We expect increased competition and, if we do not compete effectively, we could experience a loss in our market share and sales.

The market for Internet caching solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We primarily encounter competition from a variety of companies, including Cisco Systems, Inktomi, Network Appliance, Novell and various others using publicly available, free software. In addition, because there are relatively low barriers to entry in the Internet caching market, we expect additional competition from other established and emerging companies as the market for Internet caching continues to develop and expand.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, more quickly develop new products or enhance existing products and services, or bundle Internet caching appliances in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

Our variable sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

Because customers have differing views on the strategic importance of implementing Internet caching appliances, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from two to six months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. Sales cycles for our products that are sold to enterprises have traditionally been longer than sales cycles for our products that are sold to Internet service providers, or ISPs. We expect that sales to enterprises will increase as a percentage of our total sales over time, and, accordingly, we expect that the average sales cycle for our products will increase. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles.

We are entirely dependent on market acceptance of our Internet caching appliance product family and, as a result, a decline in sales or lack of market acceptance of these products could cause our sales to fall.

                                CACHEFLOW INC.


To date, our Internet caching appliance product family and related services have accounted for all of our net sales. We anticipate that revenues from our current product family and services will continue to constitute substantially all of our net sales for the foreseeable future. As a result, a decline in the prices of, or demand for, our current product family and services, or their failure to achieve broad market acceptance, would seriously harm our business. The CacheFlow 100 Series, 500 Series, 3000 Series and 5000 Series products are the only products that we currently sell. Our CacheFlow 1000 Series and 2000 Series products, which have historically accounted for a substantial portion of our net sales, have been discontinued and replaced by our recently introduced CacheFlow 3000 Series products. We introduced our 3000 Series product in September 1999 and our 5000 Series product in June 1999. We cannot be certain that our CacheFlow 3000 Series or 5000 Series products will achieve any significant degree of market acceptance.

If we are unable to introduce new products and services that achieve market acceptance quickly, we could lose existing and potential customers and our sales would decrease.

We need to develop and introduce new products and enhancements to existing products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We intend to extend the offerings under our product family in the future, both by introducing new products and by introducing enhancements to our existing products. However, we may experience difficulties in doing so, and our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of our products are difficult to predict, because the market for our products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

Because we depend on several third-party manufacturers to build portions of our products, we are susceptible to manufacturing delays and sudden price increases, which could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.

We rely on several third-party manufacturers to build portions of our products. If we are unable to manage our relationships with these manufacturers effectively or if these manufacturers fail to meet our future requirements for timely delivery, our business would be seriously harmed. We have no written agreement with any of these manufacturers and they fulfill our supply requirements on the basis of individual purchase orders from us. Accordingly, these manufacturers are not obligated to continue to fulfill our supply requirements, and the prices we are charged for these components could be increased on short notice. Any interruption in the operations of any one of these manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers and would seriously harm our business. In addition, the products that these manufacturers build for us may not be sufficient in quality or in quantity to meet our needs. Our delivery requirements could exceed the capacity of these manufacturers, which would likely result in manufacturing delays, which could result in lost sales and the loss of existing and potential customers. We cannot be certain that these manufacturers or any other manufacturer will be able to meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of these manufacturers or any other of our contract manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of any of our contract manufacturers in the future, would cause a delay in our ability to fulfill customer orders while we attempt to obtain a replacement manufacturer. Delays associated with our attempting to replace or our inability to replace one of our manufacturers would seriously harm our business.

We may experience production delays, quality control problems and assembly capacity constraints in assembling our products, which could result in a decline of sales.

                                CACHEFLOW INC.


We currently conduct all final assembly and testing of our products at our headquarters in Sunnyvale, California. We plan to transition final assembly to third parties in the future. If we are unable to identify a third-party final assembler, we would be required to make additional capital investments in new or existing assembly facilities. To the extent any capital investments are required, our gross margins and, as a result, our business could be seriously harmed. We may experience production interruptions or quality control problems in connection with any transition of final assembly, either of which would seriously harm our business. Either any third-party assembler or we may experience substantial assembly capacity constraints. In the event of any capacity constraints we may be unable to accept certain orders from, and deliver products in a timely manner to, our customers. This could result in the loss of existing or potential customers and would seriously harm our business.

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our customers and may result in the loss of sales and customers.

We currently purchase several key parts and components used in the manufacture of our Internet caching appliances from limited sources of supply. For example, we purchase custom power supplies and Intel hardware for use in all of our Internet caching appliances. The introduction by Intel or others of new versions of their hardware, particularly if not anticipated by us, could require us to expend significant resources to incorporate this new hardware into our products. In addition, if Intel or others were to discontinue production of a necessary part or component, we would be required to expend significant resources in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source components can be time-consuming and expensive. Any of these events would be disruptive to us and could seriously harm our business. Further, financial or other difficulties faced by these suppliers or unanticipated demand for these parts or components could limit the availability of these parts or components. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would seriously harm our ability to meet our scheduled product deliveries to our customers.

Our use of rolling forecasts could lead to excess or inadequate inventory, which could seriously harm our business.

We use rolling forecasts based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, we may have excess or inadequate inventory of some materials and components, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

We are dependent upon key personnel and we must attract, assimilate and retain other highly qualified personnel in the future or our ability to execute our business strategy or generate sales could be harmed.

Our business could be seriously disrupted if we do not maintain the continued service of our senior management, research and development and sales personnel. All of our employees are employed on an "at-will" basis. Our ability to conduct our business also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. New hires frequently require extensive training before they achieve desired levels of productivity, so a high employee turnover rate could seriously impair our ability to operate and manage our business. We are particularly dependent on hiring additional personnel to increase our direct sales and research and development organizations. Competition for personnel is intense, especially in the San Francisco Bay Area, and we may fail to retain our key employees, or attract, assimilate or retain other highly qualified personnel in the future. If so, our business would be seriously harmed.

Our management team is new, and our business could be seriously harmed if integration of our management team into our company is not successful.

                                CACHEFLOW INC.


We have recently experienced significant transition in our management team. Brian NeSmith, our President and Chief Executive Officer, joined us in March 1999. Stuart Aaron, our Vice President of Marketing and Product Management, joined us in April 1999. Terry Printy, our Vice President of Customer Support, joined us in June 1999. Alan Robin, our Senior Vice President of Sales, and Michael Johnson, our Vice President and Chief Financial Officer, joined us in July 1999. Bret Lawson, our Controller and Chief Accounting Officer, joined us in September 1999. Nai-Ting Hsu, our Senior Vice President of Research and Development, joined us in October 1999. Our business could be seriously harmed if integration of our management team into our company is not successful. We expect that it will take time for our new management team to integrate into our company and it is too early to predict whether these changes will be successful.

The Nokia IP litigation could divert our management's focus and could be costly and time-consuming to defend, and a judgment against us could harm our business.

On September 16, 1999, Nokia IP filed a lawsuit in Santa Clara County Superior Court naming CacheFlow Inc., and certain officers of the company, as defendants. These officers were formerly employed by Ipsilon Networks, Inc., which was acquired by Nokia in December 1997. Following the acquisition, these officers became employees of Nokia upon completion of the acquisition. In essence, Nokia claims that the Company and these officers acted improperly in hiring Nokia's employees. Nokia also claims that a certain officer of the Company violated a non-competition provision contained in his employment agreement with Nokia. Nokia is seeking compensatory and punitive damages and orders prohibiting the defendants from disclosing or using Nokia's trade secrets or confidential information and acting in a manner that violates these officers' contractual and fiduciary duties to Nokia. The Company and other defendants have filed an answer to this Complaint denying the allegations and believe that there are meritorious defenses to the asserted claims. On November 14, 1999, the Company entered into a term sheet with Nokia to settle the litigation. The term sheet does not require the Company to make any monetary payments to Nokia. The Company is currently negotiating a definitive settlement agreement with Nokia. As of December 22, 1999, a final draft of the definitive settlement agreement is being circulated for approval by the parties. If the Company is unable to negotiate the definitive settlement agreement or to enforce the term sheet, the Company intends to defend the litigation vigorously. The outcome of litigation is inherently unpredictable and the results of the litigation may not be favorable to the Company or the other defendants and could include monetary damages and a court order restricting our ability to hire Nokia's employees. Although the Company believes that the ultimate outcome of the dispute with Nokia will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows, there can be no assurance that Nokia IP will not prevail in this dispute. If Nokia IP were to prevail in this dispute on all of its claims, it could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows.

In order to manage our growth and expansion, we will need to improve and implement new systems, procedures and controls, which could be time-consuming and costly.

We have expanded our operations rapidly since the inception of our company and we currently intend to continue this expansion. This expansion of our operations has placed and is expected to continue to place a significant strain upon our management systems and financial and operational resources. If we are unable to effectively manage future growth and expansion, our business will be seriously harmed. We currently have research and development facilities in Sunnyvale, California; Redmond, Washington and Waterloo, Ontario, Canada. The coordination and management of these product development organizations that are located at different sites requires significant management attention and coordination, particularly from our managerial and engineering organizations. If we are unable to coordinate and manage these separate development organizations, our business will be seriously harmed.

Our ability to compete effectively and to manage future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. The number of our employees increased from 40 at April 30, 1998 to 175 at October 31, 1999, and we plan to further increase our headcount. We

                                CACHEFLOW INC.


believe that our existing managerial and other systems will not be adequate to support our anticipated growth, and we are currently planning to implement a new enterprise resource planning software system that will replace substantially all of our business and manufacturing systems. We may encounter difficulties in transitioning to the new enterprise resource planning software system. Even after we implement this system, our personnel, systems, procedures and controls may be inadequate to support our future operations.

Because we depend on a limited number of customers, our quarterly operating results may decline substantially if we are unable to complete one or more large sales.

To date, a significant portion of our net sales has resulted from a small number of customers placing relatively large orders. For the quarter ended October 31, 1999, one customer accounted for approximately 17% of our net sales. We anticipate that our operating results for any given period will continue to depend to a significant extent on large orders from a small number of customers. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in a quarter.

If we fail to expand our direct and indirect sales channels, our sales will not grow.

We need to substantially expand our direct sales operations, both domestically and internationally, in order to increase market awareness and sales of our products and services. Our products and services require a sophisticated sales effort targeted at senior management of our customers. We have recently expanded our direct sales force and plan to hire additional sales personnel. New hires will require extensive training and typically take several months to achieve productivity. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. If we fail to increase our direct sales capabilities as we have planned, our business will be seriously harmed.

We also need to expand our indirect sales channels, and if we fail to do so our ability to market and sell our products could be seriously harmed. We depend on our indirect sales channels, which include resellers, systems integrators and original equipment manufacturers, for a significant percentage of our net sales. For example, for the quarter ended October 31, 1999, approximately 27% of our net sales resulted from sales through indirect channels. Our agreements with our indirect channel partners are generally not exclusive and in many cases may be terminated by either party without cause. Many of these indirect channel partners do not have minimum purchase or resale requirements and carry products that are competitive with our products. These resellers may not give a high priority to the marketing of our products or may not continue to carry our products. They may give a higher priority to other products, including the products of competitors. We may not retain any of our current indirect channel partners or successfully recruit new indirect channel partners. Events or occurrences of this nature could seriously harm our business.

If we are unable to expand our customer service and support organization, we may not be able to retain our existing customers or attract new customers, and our sales may decline.

We currently have a small customer service and support organization and will need to increase our capabilities to support new customers and the expanding needs of our existing customers. If we are unable to expand our customer service and support organization, we may not be able to retain our existing customers or attract new customers.

We may not be able to enter into new international markets or generate a significant level of sales from the international markets in which we currently operate.

For the quarter ended October 31, 1999, sales to customers outside of the United States and Canada accounted for approximately 40% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in

                                CACHEFLOW INC.


international markets, and this would decrease our international sales. Our ability to expand international sales depends on our ability to expand our international operations, including establishing manufacturing assembly capabilities overseas, hire international personnel and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed. In addition, if we fail to expand and improve our worldwide operating systems, our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information will be adversely affected, seriously harming our business.

Undetected software or hardware errors could cause us to incur significant warranty and repair costs and negatively impact the market acceptance of our products.

Our products may contain undetected software or hardware errors. These errors may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely seriously harm our business. All of our products operate on our internally developed CacheOS operating system. As a result, any error in CacheOS will affect all of our products. We have experienced minor errors in the past in connection with new products. We expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments.

We could be subject to product liability claims, which are time-consuming and costly to defend.

Our customers install our Internet caching appliances directly into their network infrastructures. Any errors, defects or other performance problems with our Internet caching appliance products could negatively impact our customers' internal networks, resulting in financial or other damages to our customers. Our customers may then seek damages from us for their losses. Although our license agreements typically contain provisions designed to limit our exposure to claims, unfavorable judicial decisions could negate these limitation of liability provisions. We have not experienced any product liability claims to date. However, a product liability claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability claim could seriously harm our business reputation.

Our business could be affected by Year 2000 issues, which could disrupt or delay our scheduled product deliveries to customers or affect customer demand for our products and result in the loss of sales and customers.

The "Year 2000 issue" refers generally to the problems that some software and hardware may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. Year 2000 issues may affect our products and internal systems and those of our suppliers and customers. If they were, our business would likely be harmed. For a discussion of our efforts regarding Year 2000 issues, see "Year 2000 Readiness" above.

If the protection of our proprietary technology is inadequate, our competitors may gain access to our technology, and our market share could decline.

We depend significantly on our ability to develop and maintain the proprietary aspects of our technology. If we were unable to do so, our business would be seriously harmed.

To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws and patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and

                                CACHEFLOW INC.


our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property.

We currently have four United States patent applications on file and pending before the United States Patent and Trademark Office. We also currently have four PCT International Applications on file to reserve rights in foreign jurisdictions under appropriate international treaties.

We cannot assure you that any U.S. or international patent will be issued from these applications. Even if patents are issued, we cannot assure you that we will be able to detect any infringement or, if infringement is detected, that issued patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

There can be no assurance or guarantee that any products, services or technologies that we are presently developing, or will develop in the future, will result in intellectual property that is protectable under law, whether in the United States or a foreign jurisdiction, that this intellectual property will produce competitive advantage for us or that the intellectual property of competitors will not restrict our freedom to operate, or put us at a competitive disadvantage.

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in CacheOS to perform key functions. For example, we license subscription filtering technology from Secure Computing. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software or will be required to drop this functionality from our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. Any of these delays could seriously harm our business.

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

If we are unable to raise additional capital, our ability to effectively manage our growth or enhance our products could be harmed.

At October 31, 1999, we had approximately $18.9 million in cash and cash equivalents. In November 1999, we raised $128.3 million, net of underwriting discounts and commissions, in our initial public offering. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for acquisitions or other unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of indirect channels and associated support personnel will require a significant commitment of resources. In addition, if the market for Internet caching appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

Risks Related to the Internet Caching Appliance Industry

The market for Internet caching appliances is new and unpredictable, and if this market does not develop as we anticipate, our sales may not grow.

                                CACHEFLOW INC.


Sales of our products depend on increased demand for Internet caching appliances. The market for Internet caching appliances is a new and rapidly evolving market. If the market for Internet caching appliances fails to grow as we anticipate, or grows more slowly than we anticipate, our business will be seriously harmed. Because this market is new, we cannot predict its potential size or future growth rate. Our ability to generate net sales in this emerging market will depend on, among other things, our ability to:

     . educate potential end users and indirect channel partners about the benefits of Internet caching appliances;

     .    continue to develop our direct sales channel; and

     . establish and maintain relationships with leading indirect channel partners.


The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our Internet caching appliances operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

The adoption of laws that impose taxes on Internet commerce could adversely affect our business.

Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. Many of our customers are engaged in Internet commerce, and any taxes imposed on them may adversely impact their businesses and may result in order cancellations or postponements of product purchases by them, which would seriously harm our business. Laws regarding the Internet remain largely unsettled and the adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could seriously harm our business.

Because the sales of our products are dependent on the increased use and widespread adoption of the Internet, if use of the Internet does not develop as we anticipate, our sales may not grow.

Sales of our products depend on the increased use and widespread adoption of the Internet. Our business would be seriously harmed if the use of the Internet does not increase as anticipated or if our ISP customers' Internet-related services are not well received by the marketplace. The acceptance and use of the Internet in international markets, where we derive a large portion of our net sales, are in earlier stages of development than in the United States. If the Internet fails to gain sufficient acceptance in international markets, our business could be seriously harmed. The resolution of various issues concerning the Internet will likely affect the use and adoption of the Internet. These issues include security, reliability, capacity, congestion, cost, ease of access and quality of service. Even if these issues are resolved, if the market for Internet-related products and services fails to develop, or develops at a slower pace than anticipated, our business would be seriously harmed.

Governmental regulation of the communications industry may negatively affect our customers and result in decreased demand for our products, which would cause a decline in our sales.

The jurisdiction of the Federal Communications Commission, or FCC, extends to the communications industry, to our customers and to the products that our customers sell. Future regulations set forth by the FCC or other regulatory bodies may adversely affect Internet-related industries. Regulation of our customers may seriously harm our business. For example, FCC regulatory policies that affect the

                                CACHEFLOW INC.


availability of data and Internet services may impede our customers' penetration into some markets. In addition, international regulatory bodies are beginning to adopt standards for the communications industry. The delays that these governmental processes entail may cause order cancellations or postponements of product purchases by our customers, which would seriously harm our business.

Risks Related to Securities Markets

Our stock price may be volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

The market price of the common stock may fluctuate significantly in response to the following factors:

     .    variations in our quarterly operating results;

     . changes in financial estimates or investment recommendations by securities analysts;

     . changes in market valuations of Internet-related and networking companies;

     . announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     .    loss of a major customer;

     .    additions or departures of key personnel; and

     .    fluctuations in stock market prices and volumes.

Our stock price volatility may make us susceptible to class action litigation, which is time-consuming and costly to defend.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of the company's securities. We may in the future be the target of similar litigation. If we become engaged in securities class action litigation, our management's attention and resources may be diverted and we may incur substantial costs, resulting in serious harm to our business.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

We develop products in the United States and sell them in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 40% and 43%, respectively, of total net sales for the three- and six-month periods ended October 31, 1999. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are cash and cash equivalents. Due to the nature of our cash and cash equivalents, we have concluded that they do not expose us to material risk.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See footnote 6 in the notes to the condensed consolidated financial statements for a discussion and update of the Company's legal proceedings.

                                CACHEFLOW INC.


Item 2.  Changes in Securities and Use of Proceeds

(c) Changes in Securities

During the quarter ended October 31, 1999, the Company granted options to purchase 4,383,230 shares of common stock to employees, consultants and other service providers of the Company under the 1996 Stock Option Plan.

During the quarter ended October 31, 1999, employees, consultants and other service providers of the Company exercised options to purchase 1,640,984 shares of common stock.

On November 1, 1999, the Company authorized and issued 280,953 shares of series D preferred stock at $11.00 per share.

Between November 1 and November 30, 1999, the Company granted options to purchase 1,975,250 shares of common stock to employees, consultants, and other service providers of the Company under the 1996 Stock Option Plan.

The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933 ("the Act") in reliance upon Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

(d) Use of Proceeds.

On November 19, 1999, the Company completed the initial public offering of its common stock. The managing underwriters in the offering were Morgan Stanley Dean Witter, Credit Suisse First Boston, and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-87997). The Securities and Exchange Commission declared the Registration Statement effective on November 18, 1999.

The offering closed on November 24, 1999 after we had sold all of the 5,000,000 shares of common stock and an additional 750,000 shares of common stock in connection with the exercise of the underwriters' over-allotment option registered under the Registration Statement. The initial public offering price was $24 per share for an aggregate initial public offering of $138 million.

We paid a total of $9.7 million in underwriting discounts and commissions. In addition, the following table sets forth the estimated cost and expenses, other than underwriting discounts and commissions, incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director, officer, or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

                                CACHEFLOW INC.



SEC registration fee                          $   26,281
NASD fee                                           8,800
Nasdaq National Market initial listing fee        95,000
Printing and engraving                           274,433
Legal fees and expenses                          475,000
Accounting fees and expenses                     475,000
Directors and officers liability insurance       175,989
Blue sky fees and expenses                        10,000
Transfer agent fees                               20,000
Miscellaneous                                    150,000
                                              ----------
Total                                         $1,710,503

After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to the Company from the offering were approximately $126.6 million, which have been invested in investment grade securities.

Item 4.  Submission of Matters to a Vote of Security Holders

On August 27, 1999, the Company's stockholders approved by written consent in lieu of a stockholders meeting an amendment to the Company's 1996 Stock Option Plan, which amendment increased the number of shares reserved for issuance under the plan by 3,000,000. Holders of a majority of the outstanding common stock and a majority of the outstanding preferred stock (including holders of a majority of each of the outstanding series of preferred stock) voted to approve the action.

On October 13, 1999, the Company's stockholders approved by written consent in lieu of a stockholders meeting an amendment to the Company's 1996 Stock Option Plan, which amendment increased the number of shares reserved for issuance under the plan by 1,500,000. Holders of a majority of the outstanding common stock and a majority of the outstanding preferred stock (including holders of a majority of each of the outstanding series of preferred stock) voted to approve the action.

On October 27, 1999, the Company's stockholders approved by written consent in lieu of a stockholders meeting (i) an amendment and restatement of the Company's Certificate of Incorporation filed following the closing of the initial public offering, which, among other things, increased the number of authorized shares of common stock and eliminated the right of stockholders to take action by written consent; (ii) an amendment and restatement of the Company's bylaws, which, among other things, eliminated the stockholders' right to call a special meeting of the stockholders and provided for indemnification of officers and directors of the Company to the full extent authorized or permitted by and under Delaware law; (iii) the adoption of the Company's 1999 Stock Incentive Plan;
(iv) the adoption of the Company's Employee Stock Purchase Plan; (v) the adoption of the Company's 1999 Director Option Plan; and (vi) a form of indemnification agreement to be entered into with each of the officers and directors of the Company. Holders of a majority of the outstanding common stock and a majority of the outstanding preferred stock (including holders of a majority of each of the outstanding series of preferred stock) voted to approve the action.

On October 28, 1999, the Company's stockholders approved by written consent in lieu of a stockholders meeting an amendment and restatement of the Company's Certificate of Incorporation, which, among other things, authorized series D preferred stock for issuance by the Company. Holders of a majority of the outstanding common stock and a majority of the outstanding preferred stock (including holders of a majority of each of the outstanding series of preferred stock) voted to approve the action.

On November 12, 1999, the Company's stockholders approved by written consent in lieu of a stockholders meeting an amendment to the Company's 1996 Stock Option Plan, which amendment increased the number of shares reserved for issuance under the plan by 1,500,000. Holders of a majority of the outstanding

                                CACHEFLOW INC.


common stock and a majority of the outstanding preferred stock (including holders of a majority of each of the outstanding series of preferred stock) voted to approve the action.


Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits:

             Number                    Exhibit Description
             ------                    -------------------
              27.1                     Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended October 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CACHEFLOW INC.


                              /s/ Michael Johnson
                              ----------------------
                              Michael Johnson
                              Chief Financial Officer



                              /s/ Bret Lawson
                              -----------------------
                              Bret Lawson
                              Controller and Chief Accounting Officer



Dated: December 29, 1999

                                CACHEFLOW INC.


                                 EXHIBIT INDEX


                              Number        Exhibit Description
                              ------        -------------------

                               27.1         Financial Data Schedule.