Form 10-Q
period 2000-01-31
CACHEFLOW INC
filed 2000-03-16
CIK 1095600

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

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

                                       OR

         [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


  Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                       CLASS                         OUTSTANDING AT
                                                     FEBRUARY 29, 2000
                                                     -----------------

Common Stock, par value $0.0001                         35,745,688

                               TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of January 31, 2000 and April
          30, 1999                                                                            1

          Condensed Consolidated Statements of Operations for the three and nine
          months ended January 31, 2000 and January 31, 1999                                  2

          Condensed Consolidated Statements of Cash Flows for the nine months
          ended January 31, 2000 and January 31, 1999                                         3

          Notes to Condensed Consolidated Financial Statements                              4 - 8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                    9 - 22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                        22-23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                  23

Item 2.   Changes in Securities and Use of Proceeds                                       23 - 24

Item 4.   Submission of Matters to a Vote of Security Holders                                24

Item 6.   Exhibits and Reports on Form 8-K                                                   25

SIGNATURES                                                                                   25

                                CACHEFLOW INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                                January 31,         April 30,
                                                                                                   2000               1999
                                                                                               -------------       -----------
                                                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                      $109,089           $  2,291
   Short-term investments                                                                           18,651                  -
   Accounts receivable, net                                                                          2,766              1,353
   Inventories                                                                                       4,248                932
   Prepaid expenses and other current assets                                                           457                 60
                                                                                               ------------        -----------
Total current assets                                                                               135,211              4,636

Property and equipment, net                                                                          3,695              1,351
Long-term investments                                                                                4,896                  -
Other assets                                                                                         1,325                729
                                                                                               ------------        -----------
Total assets                                                                                      $145,127           $  6,716
                                                                                               ============        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                               $  2,619           $  1,464
   Borrowings under line of credit                                                                       -                643
   Accrued payroll and related benefits                                                              1,595                420
   Deferred revenue                                                                                  1,060                367
   Other accrued liabilities                                                                           813                166
   Current portion of long-term obligations                                                              -                789
                                                                                               ------------        -----------
Total current liabilities                                                                            6,087              3,849

Long-term obligations, less current portion                                                              -              3,211
                                                                                               ------------        -----------
Total  liabilities                                                                                   6,087              7,060

Commitments

Stockholders' equity (deficit):
   Preferred stock                                                                                       -                  1
   Common stock                                                                                          3                  1
   Additional paid-in capital                                                                      263,349             30,877
   Treasury stock                                                                                     (509)                 -
   Notes receivable from stockholders                                                               (3,596)            (1,004)
   Deferred stock compensation                                                                     (55,062)           (10,067)
   Accumulated deficit                                                                             (65,072)           (20,152)
   Accumulated other comprehensive loss                                                                (73)                 -
                                                                                               ------------        -----------
Total stockholders' equity (deficit)                                                               139,040               (344)
                                                                                               ------------        -----------
Total liabilities and stockholders' equity  (deficit)                                             $145,127           $  6,716
                                                                                               ============        ===========

           See notes to condensed consolidated financial statements.

                                CACHEFLOW INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited; in thousands, except per share amounts)

                                                                Three Months Ended         Nine Months  Ended
                                                                    January 31,                January 31,
                                                             ------------------------    -----------------------
                                                                2000          1999         2000          1999
                                                             ----------     ---------    ----------    ---------
Net sales                                                     $  8,033      $  2,201      $ 16,483      $ 4,092
Cost of goods sold                                               3,082           890         6,348        2,140
                                                             ----------     ---------    ----------    ---------
Gross profit                                                     4,951         1,311        10,135        1,952

Operating expenses:
   Research and development                                      2,744           978         6,655        2,691
   Sales and marketing                                           9,255         1,654        17,829        4,708
   General and administrative                                    1,302           510         2,798        1,470
   Stock compensation                                            8,634           871        26,869        1,677
                                                             ----------     ---------    ----------    ---------
Total operating expenses                                        21,935         4,013        54,151       10,546
                                                             ----------     ---------    ----------    ---------
Operating loss                                                 (16,984)       (2,702)      (44,016)      (8,594)
Interest income (expense), net                                   1,179          (115)        1,063          (11)
                                                             ----------     ---------    ----------    ---------

Net loss                                                       (15,805)       (2,817)      (42,953)      (8,605)
Accretion of preferred stock                                    (1,967)            -        (1,967)           -
                                                             ----------     ---------    ----------    ---------

Net loss available to common stockholders                     $(17,772)     $ (2,817)     $(44,920)     $(8,605)
                                                             ==========     =========    ==========    =========

Basic and diluted net loss per common share                   $  (0.64)     $  (0.45)     $  (3.02)     $ (1.53)
                                                             ==========     =========    ==========    =========
Shares used in computing basic and diluted
   net loss per common share                                    27,603         6,275        14,871        5,606
                                                             ==========     =========    ==========    =========
Pro forma basic and diluted net loss per
   common share                                               $  (0.59)     $  (0.17)     $  (1.73)     $ (0.53)
                                                             ==========     =========    ==========    =========
Shares used in computing pro forma basic and
   diluted net loss per common share                            30,151        16,808        25,914       16,139
                                                             ==========     =========    ==========    =========

           See notes to condensed consolidated financial statements.

                                CACHEFLOW INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                   Nine Months Ended
                                                                                       January 31,
                                                                            ----------------------------
                                                                                2000             1999
                                                                            ----------        ---------
Operating Activities
Net loss                                                                     $(42,953)         $(8,605)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                                   479              174
  Stock compensation                                                           26,869            1,830
  Unrealized loss on investments                                                  (73)               -
  Interest on notes receivable from stockholders                                  (73)               -
  Changes in operating assets and liabilities:
    Accounts receivable                                                        (1,413)          (2,000)
    Inventories                                                                (3,316)            (777)
    Prepaid expenses and other current assets                                    (397)            (733)
    Other assets                                                                 (596)             (82)
    Accounts payable                                                            1,155              431
    Accrued liabilities                                                         2,515              506
                                                                            ----------        ---------
Net cash used in operating activities                                         (17,803)          (9,256)

Investing Activities
Purchases of property and equipment                                            (2,713)            (592)
Purchases of investments, net                                                 (23,547)               -
                                                                            ----------        ---------
Net cash used in investing activities                                         (26,260)            (592)

Financing Activities
Net proceeds from issuance of preferred stock                                  23,526                -
Net proceeds from issuance of common stock                                    132,245              730
Repurchase of employee stock                                                     (157)               -
Borrowings from line of credit                                                      -              645
Proceeds from issuance of debt obligations                                          -            3,907
Payments on debt obligations and line of credit                                (4,753)             (52)
                                                                            ----------        ---------
Net cash provided by financing activities                                     150,861            5,230
                                                                            ----------        ---------
Net increase (decrease) in cash and cash equivalents                          106,798           (4,618)
Cash and cash equivalents at beginning of period                                2,291            7,349
                                                                            ----------        ---------
Cash and cash equivalents at end of period                                   $109,089          $ 2,731
                                                                            ==========        =========
Supplemental disclosure of cash flow information
Cash paid for interest                                                       $    309          $   145
                                                                            ==========        =========
Non-cash investing and financing activities
Purchase of equipment under capital lease                                    $    110          $     -
                                                                            ==========        =========

Net exercise of preferred stock warrants                                     $    509          $     -
                                                                            ==========        =========

Accretion of preferred stock                                                 $  1,967          $     -
                                                                            ==========        =========

Issuance of note receivable to stockholder                                   $  2,519          $     -
                                                                            ==========        =========

           See notes to condensed consolidated financial statements.

                                 CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1.  Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements and related notes as of January 31, 2000, and for the three- and nine-month periods then ended, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its consolidated financial position, operating results, and cash flows for the interim date and periods presented. Results for the quarter ended January 31, 2000 are not necessarily indicative of results for the entire fiscal year or future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended April 30, 1999, included in the Company's Form S-1 declared effective November 18, 1999 by the Securities and Exchange Commission.

Note 2.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3.  Revenue Recognition

The Company generally recognizes product revenue upon shipment, net of allowances for estimated sales returns and uncollectable customer accounts. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recorded evenly over the life of the contract. To date, maintenance contract revenue has not been a significant portion of the Company's net sales.

Note 4.  Inventories

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in,
first-out method.   Inventories consisted of the following (in thousands):

                                               January 31,         April 30,
                                                  2000               1999
                                             ------------        ------------
     Raw materials                                 $3,240               $ 610
     Work-in-process                                  720                  45
     Finished goods                                   288                 277
                                             ------------        ------------
                                                   $4,248               $ 932
                                             ============        ============


Note 5.  Litigation

On September 16, 1999, Nokia IP, Inc. filed a lawsuit in Santa Clara County Superior Court naming CacheFlow Inc., and certain officers of the company, as defendants. These officers were formerly employed by Ipsilon Networks, Inc., which was acquired by Nokia in December 1997. Following the acquisition, these officers became employees of Nokia upon completion of the acquisition. Nokia's Complaint alleges that the Company and these officers formerly employed by Nokia acted improperly in hiring other former Nokia employees. The lawsuit also claims that a certain officer of the Company

                                CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

violated a non-competition provision contained in his employment agreement with Nokia. The Complaint demanded compensatory and punitive damages as well as a court order prohibiting the defendants from disclosing or using Nokia's trade secrets or confidential information, or acting in a manner that violates these officers' contractual duties to Nokia. The Company and the individual defendants filed an answer to the Complaint denying Nokia's allegations. On November 14, 1999, the Company and Nokia executed a term sheet settling the litigation. On February 8, 2000, the Company completed a definitive settlement agreement with Nokia and thereafter Nokia filed with the court a notice of dismissal terminating the lawsuit. The confidential settlement agreement does not require the Company to make any monetary payments to Nokia.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.


Note 6.  Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Included in other comprehensive income (loss) for the Company are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in "Accumulated other comprehensive loss" in the stockholder's equity section of the balance sheet. The comprehensive net losses for the three- and nine-month periods ended January 31, 2000 were $17,845,000 and $44,993,000, respectively. The comprehensive net losses for the three- and nine-month periods ended January 31, 1999 do not differ from the reported net losses.

Note 7.  Net Loss Per Common Share

Basic net loss per common share and diluted net loss per common share are presented in conformity with the FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), for all periods presented.

In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted average number of shares of common stock issued to founders, investors and employees that are subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the condensed consolidated statements of operations, have been computed as described above and also give effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. The shares used in calculating the pro forma basic and diluted net loss per common share amounts also include warrants to purchase series A and C preferred stock as such warrants expired upon the completion of the Company's initial public offering of its common stock. The weighted average share amounts exclude warrants to purchase series B preferred stock as such warrants remained outstanding after the initial public offering was complete.

                                 CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

The following table presents the calculation of basic and diluted net loss per common share and pro forma basic and diluted net loss per common share (in thousands, except per share amounts):

                                                      Three months ended              Nine months ended
                                                          January 31,                     January 31,
                                                   -------------------------      ---------------------------
                                                       2000           1999            2000           1999
                                                   ----------     ----------      ----------     ----------
                                                            (unaudited)                    (unaudited)
Historical:
  Net loss available to common stockholders          $(17,772)       $(2,817)       $(44,920)      $ (8,605)
                                                     ========        =======        ========       ========
  Weighted-average shares of common stock
   outstanding                                         32,258          9,247          19,329          8,943
  Less: Weighted-average shares subject to
   repurchase                                          (4,655)        (2,972)         (4,458)        (3,337)
                                                     --------        -------        --------      ---------
  Weighted-average shares used in computing basic
   and diluted net loss per common share               27,603          6,275          14,871          5,606
                                                     ========        =======        ========      =========
  Basic and diluted net loss per common share        $  (0.64)       $ (0.45)       $  (3.02)     $   (1.53)
                                                     ========        =======        ========      =========
Pro forma:
   Shares used above                                   27,603          6,275          14,871          5,606
  Pro forma adjustment to reflect the weighted
   effect of the assumed conversion of preferred
   stock                                                2,437          9,970          10,561          9,970
  Pro forma adjustment to reflect the weighted
   effect of assumed exercise and conversion of
   preferred stock warrants                               111            563             482            563
                                                     --------        -------        --------      ---------
  Shares used in computing pro forma basic and
   diluted net loss per common share                   30,151         16,808          25,914         16,139
                                                     ========        =======        ========      =========
  Pro forma basic and diluted net loss per common
   share                                             $  (0.59)       $ (0.17)       $  (1.73)     $   (0.53)
                                                     ========        =======        ========      =========

The Company has excluded all preferred stock, warrants for preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.


Note 8.  Stockholders' Equity (Deficit)

Preferred Stock

On November 1, 1999, the Company authorized and issued 280,953 shares of series D preferred stock at $11.00 per share. The series D preferred stock has similar rights, preferences and privileges as series A, B, and C preferred stock. In connection with the issuance of the series D preferred stock, the Company recorded a non-cash charge of approximately $1,967,000 in the three months ended January 31, 2000 to accrete the value of the preferred stock to its fair value. This non-cash charge was recorded as an increase in accumulated deficit with a corresponding credit to additional paid-in capital.

                                 CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Common Stock

On November 19, 1999, the Company completed its initial public offering, in which it sold 5,750,000 shares of common stock (including an over-allotment option of 750,000 shares) at $24 per share. Upon the closing of the offering, all of the Company's preferred stock converted to common stock. Proceeds from the offering were approximately $126,490,000, net of underwriter's discounts, commissions and offering costs.

The Company has entered into Stock Purchase Agreements in connection with the sale of common stock to employees and directors. The Company typically has the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the employees and directors service periods. The repurchase right generally declines on a percentage basis over four years based on the length of each respective employee's continued employment with the Company and the director's membership on the Board of Directors. As of January 31, 2000 and 1999, 4,721,822 and 2,844,835 shares, respectively, of common stock issued under these agreements were subject to repurchase.

Employee Stock Purchase Plan

In September 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan. The plan became effective upon the effective date of the Company's initial public offering of its common stock. A total of 3,000,000 shares of common stock have been reserved for issuance under the plan. Under the plan, eligible employees may purchase common stock through payroll deductions, which in any event may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. The number of shares reserved under the Employee Stock Purchase Plan automatically increased by 500,000 shares beginning January 31, 2000 and will continue to do so annually. The Company's Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

1999 Stock Incentive Plan

In September 1999, the Company's Board of Directors adopted the 1999 Stock Incentive Plan (the "Incentive Plan") under which 7,850,988 shares of common stock have been reserved for issuance. The plan became effective upon the effective date of the Company's initial public offering of its common stock. The number of shares reserved under the Incentive Plan automatically increased on January 1, 2000 by 1,794,013 shares and will increase on an annual basis by the lesser of 5% of the total amount of common stock outstanding or 2,000,000 shares. The exercise price for incentive stock options and non-qualified stock options may not be less than 100% and 85%, respectively, of the fair market value of common stock on the option grant date.

1999 Director Option Plan

In September 1999, the Company's Board of Directors adopted the 1999 Director Option Plan (the "Directors' Plan") under which 600,000 shares of common stock have been reserved for issuance. The Director's Plan became effective on the date of its adoption. Each non-employee joining the Board of Directors following the effective date of the initial public offering will automatically receive options to purchase 25,000 shares of common stock. In addition, each non-employee director will automatically receive options to purchase 5,000 shares of common stock at each annual meeting of the Board of Directors held in the year 2000 and thereafter. Each option will have an exercise price equal to the fair market value of the common stock on the option grant date. The number of shares reserved under the Directors' Plan automatically increased by 100,000 shares beginning January 1, 2000 and will continue to do so annually. The Company's Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

                                 CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Stock Compensation

For the three months ended January 31, 2000 and 1999, the Company recorded deferred stock compensation of $24,062,000 and $709,000, respectively. For the nine months ended January 31, 2000 and 1999, the Company recorded deferred stock compensation of $71,848,000 and $4,028,000, respectively. These amounts represent the difference between the exercise price and the deemed fair value of the Company's common stock on the date such stock options were granted. For the three months ended January 31, 2000 and 1999, the Company recorded amortization of stock compensation of $8,634,000 and $871,000, respectively. For the nine months ended January 31, 2000 and 1999, the Company recorded amortization of stock compensation of $26,869,000 and $1,677,000, respectively. At January 31, 2000 and April 30, 1999, the Company had $55,062,000 and $10,067,000,
respectively, of remaining unamortized deferred compensation. Such amounts are included as a reduction of stockholders' equity (deficit) and are being amortized using a graded method over the vesting period of each respective option.

Note 9.  Subsequent Events

2000 Supplemental Stock Option Plan

In February 2000, the Company's board of directors adopted the 2000 Supplemental Stock Option Plan (the "2000 Plan") under which 3,000,000 shares of common stock have been reserved for issuance. Employees and consultants are eligible to participate in the 2000 Plan, and executive officers are not eligible to participate. The 2000 Plan provides for the grant of nonstatutory stock options to purchase shares of our common stock and restricted shares of our common stock. The exercise price for stock options issued under the 2000 Plan may not be less than 25% of the fair market value of common stock on the option grant date.

                                 CACHEFLOW INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The statements contained in this report that are not purely historical are forward-looking statements, including statements about our expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those projected. These and other risks relating to our business are set forth under "Factors Affecting Future Operating Results" and elsewhere in this report as well as in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on November 18, 1999.

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

We began commercial shipment of our first products in May 1998. Since that time, we have introduced other Internet caching appliances, which have a variety of hardware configurations designed for the different price, performance, capacity and reliability requirements of our customers. The list prices of our caching appliances increase as they become more highly configured. Substantially all of our net sales through January 31, 2000 were attributable to sales of our Internet caching appliance products. We anticipate that these products will continue to account for a substantial portion of our net sales for the foreseeable future.

The Company recorded deferred stock compensation of approximately $24.1 million and $709,000 for the three months ended January 31, 2000 and 1999, and $71.8 million and $4.0 million for the nine months ended January 31, 2000 and 1999. These amounts represent the difference between the exercise price and the deemed fair value of stock option and warrant grants to employees, consultants, directors and third parties on the date such stock awards were granted. The Company recorded stock compensation expense of approximately $8.6 million and $871,000 for the three months ended January 31, 2000 and 1999, and $26.9 million and $1.7 million for the nine months ended January 31, 2000 and 1999. Between February 1, 2000 and February 29, 1999, we recorded no additional deferred stock compensation; however, the Company may record additional compensation in the future if management decides to grant below-market stock options in order to attract and retain employees in a highly competitive labor market. We expect compensation expense, which is primarily attributable to amortization of deferred compensation charges, to impact our reported results through April 30, 2004. Given the balance of deferred stock compensation on the balance sheet and recent grant history, we expect stock compensation expense to be a significant operating expense as this deferral is recognized.

We have incurred net losses in each quarter since inception. As of January 31, 2000, we had an accumulated deficit of $65.1 million. Our net loss available to common stockholders for the three months ended January 31, 2000 was $17.8 million and our net loss available to common stockholders for the nine months ended January 31, 2000 was $44.9 million. These losses resulted from significant costs incurred in the development and sale of our products and services, and from amortization of deferred stock compensation. We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future.

Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future

                                 CACHEFLOW INC.


performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties.

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

                                                         Three Months Ended                Nine Months Ended
                                                             January 31,                      January 31,
                                                      ---------------------         ---------------------------
                                                        2000         1999             2000              1999
                                                      --------     --------         --------          ---------
Net sales                                                100.0%       100.0%           100.0%             100.0%
Cost of goods sold                                        38.4         40.4             38.5               52.3
                                                      --------     --------         --------          ---------
Gross margin                                              61.6         59.6             61.5               47.7

Operating expenses:
     Research and development                             34.1         44.4             40.4               65.8
     Sales and marketing                                 115.2         75.2            108.1              115.0
     General and administrative                           16.2         23.2             17.0               35.9
     Stock compensation                                  107.5         39.6            163.0               41.0
                                                      --------     --------         --------          ---------
     Total operating expenses                            273.0        182.4            328.5              257.7

Operating loss                                          (211.4)      (122.8)          (267.0)            (210.0)

Interest income (expense), net                            14.6         (5.2)             6.4               (0.3)
                                                      --------     --------         --------          ---------

Net loss                                                (196.8)      (128.0)          (260.6)           (210.3)
Accretion of preferred stock                             (24.4)           -            (11.9)                -
                                                      --------     --------         --------          ---------

Net loss available to common
 stockholders                                           (221.2)%     (128.0)%         (272.5)%           (210.3)%
                                                      ========     ========         ========          =========

Net Sales. Net sales increased to $8.0 million for the quarter ended January 31, 2000 from $2.2 million for the quarter ended January 31, 1999. This increase was primarily attributable to higher sales volumes resulting from the introduction of new products and growth in our customer base as we expanded our sales force. In particular, the higher unit sales volumes reflect the introduction of the 500, 3000 and 5000 Series products, offset by decreased unit sales of 1000 Series products. During the quarter ended January 31, 2000, no customer accounted for more than 10% of our net sales, and during the quarter ended January 31, 1999, two customers accounted for 24% and 19% of our net sales. Direct and indirect channel sales accounted for 54% and 46% of our net sales for the quarter ended January 31, 2000 and 81% and 19% of our net sales for the quarter ended January 31, 1999. Net sales from international operations were $3.3 million, or 41% of net sales, for the quarter ended January 31, 2000, and $1.0 million, or 47% of net sales, for the quarter ended January 31, 1999.

Net sales increased to $16.5 million for the nine months ended January 31, 2000 from $4.1 million for the nine months ended January 31, 1999. As noted above, this increase was attributable to higher sales volumes resulting from the introduction of new products and growth in our customer base as we expanded our sales force. During the nine months ended January 31, 2000, no customer accounted for more than

                                 CACHEFLOW INC.


10% of our net sales, and during the nine months ended January 31, 1999, three customers accounted for 10%, 10%, and 13% of our net sales. Direct and indirect channel sales accounted for 61% and 39% of our net sales for the nine months ended January 31, 2000 and 65% and 35% of our net sales for the nine months ended January 31, 1999. Net sales from international operations were $6.9 million, or 42% of net sales, for the nine months ended January 31, 2000, and $1.3 million, or 33% of net sales, for the nine months ended January 31, 1999. We expect our net sales to increase as a result of continued growth in our sales force, broader acceptance of our products in the marketplace, and the introduction of new products, although the year-over-year growth rate in our net sales of 265% is not likely to continue in the future.

Gross Profit. Gross profit increased to $5.0 million for the quarter ended January 31, 2000 from $1.3 million for the quarter ended January 31, 1999.
Gross profit increased to $10.1 million for the nine months ended January 31, 2000 from $2.0 for the nine months ended January 31, 1999. These increases in gross profit were primarily attributable to the introduction of new products and their growing acceptance in the marketplace and higher sales volumes. Gross margin increased to 61.6% for the quarter ended January 31, 2000 from 59.6% for the quarter ended January 31, 1999. Gross margin increased to 61.5% for the nine months ended January 31, 2000 from 47.7% for the nine months ended January 31, 1999. These increases in gross margin were principally due to the resulting economies of scale from higher unit production and cost savings achieved by outsourcing component manufacturing. Our gross margin has been and will continue to be affected by a variety of factors, including competition, fluctuations in demand for our products, the timing and size of customer orders and product implementations, the mix of direct and indirect sales, the mix and average selling prices of products, new product introductions and enhancements, component costs, manufacturing costs and product configuration.

Research and Development. Research and development expenses consist primarily of salaries and benefits, and prototype and test equipment costs. Research and development expenses increased to $2.7 million for the quarter ended January 31, 2000 from $978,000 for the quarter ended January 31, 1999. Research and development expenses increased to $6.7 million for the nine months ended January 31, 2000 from $2.7 million for the nine months ended January 31, 1999. These increases in research and development expenses in absolute dollars were primarily attributable to increased staffing and associated support for engineers required to expand and enhance our product line, and, to a lesser extent, expenses related to prototype and test equipment units. Research and development headcount increased to 59 at January 31, 2000 from 22 at January 31, 1999. As a percentage of net sales, research and development expenses decreased to 34.1% for the quarter ended January 31, 2000 from 44.4% for the quarter ended January 31, 1999. As a percentage of net sales, research and development expenses decreased to 40.4% for the nine months ended January 31, 2000 from 65.8% for the nine months ended January 31, 1999. These decreases in research and development expenses as a percentage of net sales reflect the fact that our net sales during these periods increased more rapidly than our research and development expenses. We believe that significant investments in research and development will be required to remain competitive and expect that research and development expenses will continue to increase in absolute dollars in future periods. Through January 31, 2000, all research and development costs have been expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, commissions, advertising and promotional expenses, and customer service and support costs. Sales and marketing expenses increased to $9.3 million for the quarter ended January 31, 2000 from $1.7 million for the quarter ended January 31, 1999. Sales and marketing expenses increased to $17.8 million for the nine months ended January 31, 2000 from $4.7 million for the nine months ended January 31, 1999. These increases in sales and marketing expenses in absolute dollars were related to the expansion of our sales and marketing organization as we hired people and added sales and support facilities worldwide. Sales and marketing headcount increased to 143 at January 31, 2000 from 27 at January 31, 1999. As a percentage of net sales, sales and marketing expenses increased to 115.2% for the quarter ended January 31, 2000 from 75.2% for the quarter ended January 31, 1999. This increase in sales and marketing expenses as a percentage of net sales reflects the fact that our sales and marketing expenses during this period increased more rapidly than our net sales. As a percentage of net sales, sales and marketing expenses decreased to 108.1% for the nine months ended January 31, 2000 from 115.0% for the nine months ended January 31, 1999. This decrease in sales and marketing expenses as a percentage of net sales reflects the fact that our net sales during this period increased more rapidly than our sales and marketing expenses. We expect to continue to increase

                                 CACHEFLOW INC.


our sales and marketing expenses significantly in absolute dollars in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels.

General and Administrative. General and administrative expenses increased to $1.3 million for the quarter ended January 31, 2000 from $510,000 for the quarter ended January 31, 1999. General and administrative expenses increased to $2.8 million for the nine months ended January 31, 2000 from $1.5 million for the nine months ended January 31, 1999. These increases in general and administrative expenses in absolute dollars were primarily attributable to increased staffing and associated expenses necessary to manage and support our growth. General and administrative headcount increased to 25 at January 31, 2000 from 9 at January 31, 1999. As a percentage of net sales, general and administrative expenses decreased to 16.2% for the quarter ended January 31, 2000 from 23.2% for the quarter ended January 31, 1999. As a percentage of net sales, general and administrative expenses decreased to 17.0% for the nine months ended January 31, 2000 from 35.9% for the nine months ended January 31, 1999. These decreases in general and administrative expenses as a percentage of net sales reflect the fact that our net sales during these periods increased more rapidly than our general and administrative expenses. We expect general and administrative expenses to increase in absolute dollars as we continue to increase staffing to manage expanding operations and facilities and incur the additional expenses associated with operating as a public company.

Stock Compensation. Stock compensation expense increased to $8.6 million for the quarter ended January 31, 2000 from $871,000 for the quarter ended January 31, 1999. Stock compensation expense increased to $26.9 million for the nine months ended January 31, 2000 from $1.7 million for the nine months ended January 31, 1999.

Other Income (Expense), Net. Other income (expense), net increased to net other income of $1.2 million for the quarter ended January 31, 2000, from net other expense of $115,000 for the quarter ended January 31, 1999. Other (expense) income, net increased to net other income of $1.1 million for the nine months ended January 31, 2000, from net other expense of $11,000 for the nine months ended January 31, 1999. These increases were primarily attributable to increased interest income earned on the Company's cash equivalents and short-term investments, which grew significantly following the completion of the Company's initial public offering in November 1999.

Accretion of Preferred Stock. Accretion of preferred stock increased to $2.0 million for the three- and nine- month periods ended January 31, 2000, from zero for the three- and nine-month periods ended January 31, 1999. This charge was recorded in connection with the November 1999 issuance of 280,953 shares of Series D preferred stock at $11.00 per share to accrete the value of the preferred stock to its fair value.

Liquidity and Capital Resources

From inception through November 1999, we financed our operations and the purchase of property and equipment through private sales of preferred stock, with net proceeds of $37.9 million, as well as through bank loans and equipment leases. In November 1999, we financed our operations through an initial public offering of our common stock, with net proceeds of $126.5 million, net of underwriting discounts, commissions and offering costs. At January 31, 2000, we had $109.1 million in cash and cash equivalents, $18.7 million in short-term investments, and $129.1 million in working capital.

Net cash used in operating activities was $17.8 million for the nine months ended January 31, 2000 and $9.3 million for the nine months ended January 31, 1999. We used cash primarily to fund our net losses from operations.

Net cash used in investing activities was $26.3 million for the nine months ended January 31, 2000 and $592,000 for the nine months ended January 31, 1999. Net cash used in investing activities was primarily attributable to purchases of short-term securities, and to a lesser extent, to purchases of property, plant and equipment. We expect that, in the future, any cash in excess of current requirements will continue to be invested in investment grade, interest-bearing securities.

                                 CACHEFLOW INC.


Net cash provided by financing activities was $150.9 million for the nine months ended January 31, 2000 and $5.2 million for the nine months ended January 31, 1999. During May 1999, we raised approximately $20.0 million in gross proceeds from the sale of Series C Preferred Stock at $4.575 per share. During October 1999, we raised approximately $2.8 million through the cash exercise of options granted to a board member and consultant to purchase 702,380 shares of common stock at $4.00 per share. During November 1999, we raised approximately $3.1 million through the sale of 280,953 shares of Series D Preferred Stock at $11.00 per share. We also raised approximately $126.5 million, net of underwriting discounts, commissions and offering costs through the sale of 5,750,000 shares of our common stock in an initial public offering at $24.00 per share. During December 1999, $4.5 million of these proceeds were used to repay all of the Company's outstanding debt.

Capital expenditures were $2.7 million for the nine months ended January 31, 2000 and $592,000 for the nine months ended January 31, 1999. Our capital expenditures consisted of purchases of plant, equipment and software. Current capital commitments are approximately $440,000, principally for a new enterprise resource planning system and office furniture and equipment. We expect that our capital expenditures will continue to increase in the future.

We currently have a $2.5 million credit facility, which expires in April 2000. The facility bears interest at the prime interest rate plus 0.50%. In December 1999, the outstanding balance on this line of credit was repaid, so the full $2.5 million facility is currently available for borrowing. This credit facility requires us to maintain compliance with financial covenants that, among other things, specify minimum financial ratios and prohibit us from paying dividends on our capital stock. Our second credit facility, which included a $3.5 million three-year term loan and a $350,000 equipment line of credit, was repaid in full during December 1999 and was terminated.

We believe that working capital will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. Furthermore, if cash is used for acquisitions or other unanticipated uses, we may need additional capital sooner than expected. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Year 2000 Readiness

In the prior year, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its assessment and testing of systems. As a result of those planning and assessment efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. To date, Year 2000 compliance costs have not been material. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

If it comes to our attention that there are any Year 2000 problems with our products or that some of our third-party hardware and software used in our internal systems are not Year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, to quickly respond to the problem. At the present time, however, we do not anticipate incurring additional material costs related to Year 2000 compliance.

                                 CACHEFLOW INC.


FACTORS AFFECTING FUTURE OPERATING RESULTS

Our business, financial condition and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

Risks Related to Our Business

We only began selling our products in May 1998 and, as a result, you may have difficulty evaluating our business and operating results.

We were founded in March 1996 and did not sell any products or services until May 1998. The market for our products is unproven. Our limited operating history makes an evaluation of our future prospects very difficult. We expect to encounter risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this "Factors Affecting Future Operating Results" section. Our business will be seriously harmed if we do not successfully execute our business strategy or if we do not successfully address the risks we face.

We have a history of losses, expect to incur future losses and may never achieve profitability, which could result in the decline of the market price of our common stock.

We incurred net losses available to common stockholders of $17.8 million and $2.8 million for the three months ended January 31, 2000 and 1999. We incurred net losses available to common stockholders of $44.9 million and $8.6 million for the nine months ended January 31, 2000 and 1999. As of January 31, 2000, we had an accumulated deficit of $65.1 million. We have not had a profitable quarter since our inception and we expect to continue to incur net losses in the future. To date, we have funded our operations from the sale of equity securities and through bank loans and equipment leases.

We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. We may never achieve profitability. We expect to incur substantial non-cash costs relating to the amortization of deferred compensation, which will contribute to our net losses. As of January 31, 2000, we had an aggregate of $55.1 million of deferred compensation to be amortized. The Company may record additional compensation in the future if management decides to grant below-market stock options in order to attract and retain employees in a highly competitive labor market.

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

The market for Internet caching solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We primarily encounter competition from a variety of companies, including Cisco Systems, Inktomi, Network Appliance, Novell, Dell and various others using publicly available, free software. In addition, because there are relatively low barriers to entry in the Internet caching market, we expect additional competition from other established and emerging companies as the market for Internet caching continues to develop and expand.

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

To date, our Internet caching appliance product family and related services have accounted for all of our net sales. We anticipate that revenues from our current product family and services will continue to constitute substantially all of our net sales for the foreseeable future. As a result, a decline in the prices of, or demand for, our current product family and services, or their failure to achieve broad market acceptance, would seriously harm our business. The CacheFlow 100 Series, 500 Series, 3000 Series and 5000 Series products are the only products that we currently sell. Our CacheFlow 1000 Series and 2000 Series products, which have historically accounted for a substantial portion of our net sales, have been discontinued and replaced by our recently introduced CacheFlow 3000 Series products. We introduced our 3000 Series product in September 1999 and our 5000 Series product in June 1999. We cannot be certain that our CacheFlow 3000 Series or 5000 Series products will continue to achieve any significant degree of market acceptance.

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

We have recently experienced significant transition in our management team. Brian NeSmith, our President and Chief Executive Officer, joined us in March 1999. Stuart Aaron, our Vice President of Marketing and Product Management, joined us in April 1999. Terry Printy, our Vice President of Customer Support, joined us in June 1999. Alan Robin, our Senior Vice President of Sales, and Michael Johnson, our Vice President and Chief Financial Officer, joined us in July 1999. Bret Lawson, our Controller and Chief Accounting Officer, joined us in September 1999. Nai-Ting Hsu, our Senior Vice President of Research and Development, joined us in October 1999. Susan Thornton, our Vice President, General Counsel, and Assistant Secretary, joined us in January 2000. Our business could be seriously harmed if integration of our management team into our company is not successful. We expect that it will take time for our new management team to integrate into our company and it is too early to predict whether these changes will be successful.

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

Our ability to compete effectively and to manage future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. The number of our employees increased from 40 at April 30, 1998 to 245 at January 31, 2000, and we plan to further increase our headcount. We recently implemented a new enterprise resource planning software system that replaced substantially all of our business and manufacturing systems. While we have not had significant problems to date, we may encounter difficulties in transitioning to the new enterprise resource planning software system. Even after we implement this system, our personnel, systems, procedures and controls may be inadequate to support our future operations.

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

We also need to expand our indirect sales channels, and if we fail to do so our ability to market and sell our products could be seriously harmed. We depend on our indirect sales channels, which include resellers, systems integrators and original equipment manufacturers, for a significant percentage of our net sales. For example, for the quarter ended January 31, 2000, approximately 46% of our net sales resulted from sales through indirect channels. Our agreements with our indirect channel partners are generally not exclusive and in many cases may be terminated by either party without cause. Many of these indirect channel partners do not have minimum purchase or resale requirements and carry products that are competitive with our products. These resellers may not give a high priority to the marketing of our products or may not continue to carry our products. They may give a higher priority to other products, including the products of competitors. We may not retain any of our current indirect channel partners or successfully recruit new indirect channel partners. Events or occurrences of this nature could seriously harm our business.

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

For the quarter ended January 31, 2000, sales to customers outside of the United States and Canada accounted for approximately 41% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to expand international sales depends on our ability to expand our international operations, including establishing manufacturing assembly capabilities overseas, hire international personnel and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed. In addition, if we fail to expand and improve our worldwide operating systems, our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information will be adversely affected, seriously harming our business.

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

To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws and patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property.

We currently have eight United States patent applications on file and pending before the United States Patent and Trademark Office. We also currently have eight PCT International Applications on file to reserve rights in foreign jurisdictions under appropriate international treaties.

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

At January 31, 2000, we had approximately $109.1 million in cash and cash equivalents. In November 1999, we raised $126.5 million, net of underwriting discounts, commissions and offering costs in our initial public offering. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for acquisitions or other unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of indirect channels and associated support personnel will require a significant commitment of resources. In addition, if the market for Internet caching appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

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

Sales of our products depend on the increased use and widespread adoption of the Internet. Our business would be seriously harmed if the use of the Internet does not increase as anticipated or if our ISP customers' Internet-related services are not well received by the marketplace. The acceptance and use of the Internet in international markets, where we derive a large portion of our net sales, are in earlier stages of development than in the United States. If the Internet fails to gain sufficient acceptance in international markets, our business could be seriously harmed. The resolution of various issues concerning the Internet will likely affect the use and adoption of the Internet. These issues include security, reliability, capacity, congestion, cost, ease of access and quality of service. For example, recently certain popular websites experienced denial-of-service attacks, which called into question the ability of these and other websites to ensure the security and reliability of their on-line businesses. Even if these issues are resolved, if the market for Internet-related products and services fails to develop, or develops at a slower pace than anticipated, our business would be seriously harmed.

Governmental regulation of the communications industry may negatively affect our customers and result in decreased demand for our products, which would cause a decline in our sales.

The jurisdiction of the Federal Communications Commission, or FCC, extends to the communications industry, to our customers and to the products that our customers sell. Future regulations set forth by the FCC or other regulatory bodies may adversely affect Internet-related industries. Regulation of our customers may seriously harm our business. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into some markets. In addition, international regulatory bodies are beginning to adopt standards for the communications industry. The delays that these governmental processes entail may cause order cancellations or postponements of product purchases by our customers, which would seriously harm our business.

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 41% and 42% of total net sales for the three- and nine-month periods ended January 31, 2000.

As of January 31, 2000, we had approximately $126.1 million invested primarily in fixed-rate, short-term corporate and U.S. government debt securities which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. A hypothetical increase or decrease in market interest rates of 10% from the market interest rates at January 31, 2000 would cause the fair value of our investments to change by an immaterial amount due to the short-term nature of our investment holdings, the majority of which have maturities of three months or less and are classified as cash and cash equivalents on our balance sheet. We do not hold any equity securities or derivative investments.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See footnote 5 in the notes to the condensed consolidated financial statements for a discussion and update of the Company's legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

(c) Changes in Securities

During the quarter ended January 31, 2000, the Company granted options to purchase 1,975,250 shares of common stock to employees of the Company under the 1996 Stock Option Plan. During this period, the Company also granted options to purchase 526,000 shares of common stock to employees under the 1999 Stock Incentive Plan and granted options to purchase 300,000 shares of common stock to certain executives outside of these option plans.

Between February 1 and February 29, 2000, the Company granted options to purchase 199,750 shares of common stock to employees, consultants, and other service providers of the Company under the 1999 Stock Incentive Plan.

During the quarter ended January 31, 2000, employees, consultants and other service providers of the Company exercised options to purchase 564,331 shares of common stock.

During the quarter ended January 31, 2000, the Company authorized and issued 280,953 shares of series D preferred stock at $11.00 per share.

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

We paid a total of $9.7 million in underwriting discounts and commissions and approximately $1.8 million has been paid for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to the Company from the offering were approximately $126.5 million, which have been invested in investment grade securities. Approximately $4.5 million was used to repay outstanding debt obligations and the remaining balance was invested primarily in corporate and U.S. government debt securities and will be used for general corporate purposes.

Item 4.  Submission of Matters to a Vote of Security Holders


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

Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits:

             Number                    Exhibit Description
             ------                    -------------------

              27.1                     Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended January 31, 2000.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CACHEFLOW INC.


                              /s/ Michael Johnson
                              ---------------------------
                              Michael Johnson
                              Chief Financial Officer



                              /s/ Bret Lawson
                              ---------------------------
                              Bret Lawson
                              Controller and Chief Accounting Officer


Dated: March 16, 2000

                                 EXHIBIT INDEX


         Number                     Exhibit Description
         ------                     -------------------

          27.1                      Financial Data Schedule.