Form 10-K
period 2000-04-30
CACHEFLOW INC
filed 2000-07-28
CIK 1095600

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended April 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from _________ to _________.

                        Commission File Number 000-28139

                               ----------------

                                 CACHEFLOW INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       91-1715963
        (State or other jurisdiction                           (IRS Employer
      of incorporation or organization)                       Identification)
             650 Almanor Avenue
            Sunnyvale, California                                  94086
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (408) 220-2200

          Securities registered pursuant to Section 12(b) of the act:

             Title of each class                    Name of exchange on which registered
                    None                                            None

          Securities registered pursuant to Section 12(g) of the act:

                         Common Stock, $.0001 par value
                                (Title of Class)

                               ----------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on May 31, 2000) was approximately $840,784,945.

   As of June 30, 2000, there were 39,008,680 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2000 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended April 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CACHEFLOW, INC.

                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                      PART I.
 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    20
 Item 3.  Legal Proceedings.............................................    21
 Item 4.  Submission of Matters to a Vote of Security Holders...........    21
 Item 4A. Executive Officers of the Registrant..........................    21
                                     PART II.
 Item 5.  Market for Registrant's Common Stock and Related Stockholder      22
          Matters.......................................................
 Item 6.  Selected Financial Data.......................................    23
 Item 7.  Management's Discussion and Analysis of Financial Condition       24
          and Results of Operations.....................................
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    28
 Item 8.  Financial Statements and Supplementary Data...................    30
 Item 9.  Changes in and Disagreements with Accountants on Accounting       52
          and Financial Disclosure......................................
                                     PART III.
 Item 10. Directors and Executive Officers of the Registrant............    52
 Item 11. Executive Compensation........................................    52
 Item 12. Security Ownership of Certain Beneficial Owners and               52
          Management....................................................
 Item 13. Certain Relationships and Related Transactions................    52
                                     PART IV.
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-    53
          K.............................................................
          Signatures....................................................    55

                                    PART I.

ITEM 1. BUSINESS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, product concentration, competition, technological changes, management of our growth and expansion, integration of acquisitions and other risks discussed in this item under the heading "Factors Affecting Future Operating Results" and the risks discussed in our other Securities and Exchange Commission filings.

Overview

   CacheFlow Inc., a Delaware corporation also referred to in this report as "we" or the "Company", was formed on March 13, 1996. We design, develop and market Internet caching appliances that are purpose-built to accelerate and optimize the flow of information over the Internet. Our products are deployed by our customers throughout their network infrastructures to improve the performance of their networks and reduce network costs, while enhancing network security. Customers for our products include large and small Internet service providers, or ISPs, and corporate enterprises. These companies purchase our products in order to improve the performance of their networks and to accelerate and optimize the delivery of content to the end-user over the Internet.

Industry Background

   The Internet is dramatically changing the way businesses and individuals communicate and conduct commerce. As a result, the increasing volume of Internet traffic is much more than just web surfing; it's big business. The Gartner Group projects that business-to-business e-commerce revenues will reach $3.9 trillion by 2003. With this rising volume of traffic, Internet and Intranet infrastructures are quickly reaching capacity. Slow response times and site outages due to heavy demand are common outcomes of these overburdened network infrastructures. For organizations that rely on the web for commerce and/or operational purposes, these problems can be expected to have a direct, adverse impact on both the top and bottom lines. For example, Zona Research has published a study that demonstrates how online customers abandon a site after more than an 8-second delay. Many of these customers may simply visit a competitor's site to complete their purchase, potentially never returning to the "troubled" site. In the past, sites that wanted to avoid these issues had little choice but to invest in more infrastructure--more servers, more network equipment, more staff and more data center space.

   Now, through the emergence of caching technology, these sites can effectively address the problems of performance, scaling and management. Caching optimizes how content is delivered, either moving it closer to the requesting users or accelerating it outward from the web site. There are two primary types of caching solutions: software-based and appliance. Software-based approaches consist of a caching software application running on a general-purpose operating system like Solaris, Linux or Windows 2000. While these systems offer flexibility, they suffer from complex administration and potential security breaches of the well-known operating system. Appliances are self-contained solutions which are expressly built for caching. Due to this singular design, they are fast, simple, reliable and secure.

   Much as network routing has evolved from a general-purpose to a purpose-built solution, so is caching. The advantages of a specialized appliance are clear. When a device is designed to perform a dedicated task, it will perform that task more effectively than a multi-function alternative. The results of an appliance approach to caching are significant: reduced web response times, simpler administration and management, lower network and data center costs, higher reliability, robust data security and always-accurate content. Driven by these benefits, the caching appliance market is projected to expand from $440 million in 2000 to $2.1 billion by 2003 (source: GartnerGroup/Dataquest).

The CacheFlow Solution

   CacheFlow designs, develops, markets, and sells Internet acceleration and content management solutions which include specialized devices that are purpose-built to accelerate and optimize the flow of information over the Internet. Our products improve response time for Internet users and provide network administrators and managers a high degree of control over the access, flow and delivery of Internet content. Our products also reduce the number of redundant requests for information that must be processed and delivered, thus reducing the load on the Internet and corporate networks. The principal benefits of our Internet caching appliances include:

     High Performance. Our purpose-built appliances were designed from inception for high-performance Internet caching. Our appliances provide high data throughput and reduce latency, or the time between initiating a request for data and the completion of the actual data transfer. Even content that is not stored in our caching appliances is accelerated when the request for that content goes through a CacheFlow appliance, since our appliances simultaneously retrieve numerous objects from the origin server. In many cases, our appliances double the speed of content delivery.

     Ease of Installation and Management. Our products are designed for easy installation and maintenance, reducing the cost and time required for implementation and use. Network managers at ISPs and enterprises generally install our appliances in the same racks that hold their servers and other network equipment. In many cases, our Internet caching appliances can be installed in under thirty minutes. All of or products provide customers with a range of management features, functions, user interfaces and modes of operation. In addition, the software and operating systems of our appliances are designed to efficiently interact with our customers' existing networking equipment.

     Attractive Return on Investment. By allowing content to be served from a cache located closer to the user, instead of the origin server on the Internet, enterprises and ISPs employing our Internet caching appliances require less network capacity and can reduce data transmission costs. Our customers better utilize the capacity of their existing network since redundant traffic is removed from the network and served from the cache. The need for enterprises engaged in e-commerce to purchase additional servers can be reduced since our Internet caching appliances eliminate a significant amount of traffic that could otherwise overload their existing servers, requiring incremental server capacity. Our products also help to improve the productivity of Internet users by reducing web response time. Faster downloading of web content increases productivity and end-user satisfaction.

     Security. Our appliances run on a proprietary and purpose-built operating system. CacheOS is designed to be less vulnerable to unauthorized entry than caches based on more commonly understood, general-purpose operating systems, such as Windows NT, UNIX or NetWare. Because it was designed specifically for caching, CacheOS consists of far fewer lines of code than general-purpose operating systems, creating fewer potential bugs and fewer potential ways to break into the operating system. In addition, CacheOS employs authentication and filtering capabilities that prohibit unauthorized users from accessing or penetrating through the cache.

     Broad Product Suite. Enterprises and ISPs have varying capacity, reliability and data throughput needs, depending on the size and nature of their operations. We offer a wide range of products to meet different price, performance and reliability requirements, and provide an upgrade path to our customers as they expand their networks. Our products can be deployed in a variety of environments, ranging from small or remote network locations to large ISPs or enterprise headquarters.

     Delivery of Fresh Web Content. Moving content closer to the user increases network efficiency, but creates the risk that the content delivered is not up-to-date, or fresh. Internet caching appliances store content, but do not originate or own that content, so in order to provide fresh content, caches must monitor the source of content for changes. Unlike traditional caches that have no mechanisms to monitor and ensure freshness, our Internet caching appliances actively check the origin servers and update content through efficient and sophisticated algorithms that monitor user activity and the frequency with which source content is changed without requiring additional capacity or adversely affecting response time. These algorithms are managed through a control mechanism that allows the network administrator to easily set the level of freshness delivered by the cache. The algorithms are self-adapting based on the administrative settings.

     Ability to Manage the Flow of Content. Our Internet caching appliances are installed at points in the Internet infrastructure where all of the content being requested by a user can flow through our appliances. Our appliances are able to take advantage of their placement at this network juncture to provide a range of additional value-added services, including user authentication, content filtering, user tracking and control of cached content.

Customers and Applications

   Customers have purchased and used our products for a variety of different applications. ISPs typically use our products to help generate new sources of revenue from content providers and/or content consumers (e.g. broadband services, web hosting, content distribution, etc.), or to reduce their operating costs by improving their use of network capacity or facilities. Enterprises typically use our products for handling e-commerce related traffic and as a replacement for proxy servers. Backlog for products ordered but not yet shipped was $14.1 million, none and none for the three years ended April 30, 2000, 1999 and 1998.

   The following are our principal target markets:

   Service Providers

     Competition in the service provider market is intense. As a result service providers are consistently looking for competitive advantage. Competitive advantage typically comes in one of two forms, additional value added services which become incremental sources of revenue, or reduced operating costs which contribute to improved profitability. Our products can help service providers at both.

     Bandwidth gain reduces service provider operating costs. Our caching appliances store and serve the most frequently requested Internet content closer to the users requesting that content. By deploying our products throughout their network, service providers can increase the quantity of customers they can service without adding to the traffic levels on their backbone, or adding to the network capacity that they purchase from other service providers. This "bandwidth gain," allows them to improve quality of service for existing customers and provide the infrastructure to scale for new customer additions, all while preserving valuable network capacity and in turn controlling operating costs.

     Improved performance attracts more revenues from end user customers. This is most apparent amongst the new broadband service providers. Broadband ISPs, using DSL or cable infrastructure to offer high-speed Internet access, enable the delivery of a wide range of new content and the ability to make the Internet a truly interactive medium. However, while these solutions offer faster access speeds from the user to their ISP, they do not shorten the physical distance between user and web content or reduce network traffic congestion on the Internet itself. For example, it does not help to build a twelve-lane on-ramp to a highway if the highway itself has only two lanes and it is congested. Despite the ability to move content more quickly, broadband networks still frequently suffer diminished performance when content must be transmitted many times over the same network path or when many users request the same content from the origin server simultaneously. These problems are particularly acute when the content being transmitted includes large files, which is the nature of broadband content such as video. Therefore, faster access speeds do not necessarily result in significantly faster response times when a user is accessing web content that originated across the Internet. Consumers, therefore, may not enjoy the full benefit that they expect from broadband. Our appliances can enhance the capabilities of a broadband network, helping broadband ISPs compete to attract and retain customers. Our products help broadband providers deliver better performance to their customers. This gives broadband providers that use our products a competitive advantage over their competitors that do not use our products.

     Value added services attracts more revenues from content provider customers. Content hosting service providers are seeking to capitalize on the growth of e-commerce. These companies manage the e-commerce infrastructure and networks for third party content providers, allowing them to focus on content and customers rather than network management. Content hosting providers are using caching to accelerate the performance of their hosted customers' e-commerce sites. To generate performance improvements, service providers deploy caches in various geographically dispersed data center locations and distribute site content to these caches. When an online user accesses a Web site, they are actually directed to the cache in close proximity to their location. Since content does not have to travel through as many network points to reach its destination, users see faster response times, resulting in a more productive web experience.

   Enterprise Proxy Server Replacement

     The amount of data traffic over many enterprise networks has increased significantly. For many enterprises, exchanging and accessing information over their intranets and from the Internet is a strategically important tool in increasing productivity. With this dependence on remote sources of information, enterprises face a number of risks, including end user access of inappropriate content, unauthorized outside entities gaining access to their networks, unpredictable network traffic volumes, and new traffic types that, if not controlled, could have adverse effects on network capacity and performance. Proxy servers are devices that allow the network administrator to implement corporate policies to control the flow of information in and out of the network. However, the growth in data traffic in large enterprises has outpaced the growth in proxy server capacity, forcing many network administrators to choose between accommodating growth and maintaining control. The growth in Internet usage has created a number of difficulties with the performance, management and reliability of existing proxy server solutions. Our appliances are designed to replace proxy servers in enterprise networks, enabling Web-dependent organizations to improve the performance of their networks.

   E-commerce

     Many organizations have come to rely on their web sites as a means of attracting new customers and generating additional revenue. Increased business use of the Internet, coupled with the widespread adoption of e-commerce by consumers, has resulted in large amounts of traffic flowing to e-commerce sites. Many organizations' current network infrastructures are incapable of handling this increase in traffic, resulting in overburdened firewalls, which are network security systems, and e-commerce servers, which are used to process commercial transactions over the Internet, resulting in fewer transactions per day for the e-commerce site. Furthermore, slower response times and poor quality of service can lead consumers to become dissatisfied with the e-commerce experience and either stop making web purchases or go to a competitor's web site where performance is better, which can result in a loss of potential revenues. Deploying caches as part of an e-commerce infrastructure solution can improve capacity, throughput and response times, while helping to reduce costs. By storing and delivering frequently requested content from caches deployed at the network boundary, congested e-commerce sites can decrease the traffic load from Web servers and firewalls. This can result in a network that can serve more Web pages faster, improving the end-user experience and enabling the infrastructure to support more transactions.

Products

   All of our products are designed as integrated appliances, which are specialized hardware platforms coupled tightly with our CacheOS operating system. We have specialized our products around several attributes including type of content (traditional web or streaming), type of customer (service provider, enterprise, or ecommerce), and type of deployment (content provider or content consumer). These specializations allow us to meet the different price, performance, capacity, feature set, and reliability requirements of both our customers and our potential customers in each of our target market segments.

   Current Products include:

     100 Series--The CacheFlow 110 Internet caching appliance, the sole model within the 100 Series, is designed for use by small ISPs and corporate branch or remote offices. The CacheFlow 110 is designed to support Internet traffic loads of up to 1.5 million bits per second or the equivalent speed of a T-1 connection.

     500 Series--The CacheFlow 500 Series includes our 515, 525 and 545 Internet caching appliances, which are specifically designed to support ISPs and enterprises with Internet connections up to 15 million bits per second. The CacheFlow 500 Series is typically deployed in front of web servers, which are used to publish information on the Internet, and firewalls, which are network security systems, and is used for accelerating the delivery of content to ISP and enterprise users.

     3000 Series--The CacheFlow 3000 Series is comprised of high-performance Internet caching appliances designed specifically to support ISPs and enterprises with Internet connections from 10 to 45 million bits per second or the equivalent speed of a T-3 connection. Our 3000 Series is expandable, providing our customers with the ability to add capacity to the appliance as their needs grow.

     5000 Series--The CacheFlow 5000 Series is comprised of high-performance Internet caching appliances designed for high scalability and reliability. The CacheFlow 5000 is highly scalable, designed to support traffic loads ranging from 45 million bits per second or the equivalent speed of a T-3 connection, to more than 155 million bits per second, the equivalent speed of an OC-3 connection. Our 5000 Series can contain up to three separate AC or DC power supplies to allow uninterrupted operation and is expandable, providing our customers with the ability to add capacity to the appliances as their needs grow.

The CacheFlow Strategy

   Our objective is to be a leading provider of Internet acceleration and content management solutions by delivering high-performance, innovative Internet caching appliances. Key elements of our strategy include the following:

     Apply our Content Management Focus to Targeted Market Segments. Since our inception, we have focused exclusively on developing Internet caching appliances. We believe this exclusive focus helps us to rapidly identify and target attractive market opportunities. We are directing our product development, marketing and sales activities at specific market segments that we believe represent attractive opportunities based on a demonstrated need for caching, the opportunity to sell to numerous customers and the level of existing competition. We are focused on three market segments: service providers, enterprise proxy server replacement, and e-commerce/distributed content services. We intend to use our customer relationships in these market segments to further penetrate these segments as well as other related markets.

     Enhance Capabilities of our Appliances. We intend to use our technological expertise to meet the needs of the evolving Internet acceleration and content management market. We plan to continue to develop both the software and hardware elements of our solution to gain and maintain a competitive advantage and expand the market for our products. Our additional efforts to enhance the capabilities of our appliances include adding more functionality to control the flow of content, customizing hardware and software to enhance performance and developing enhancements to improve ease of deployment.

     Broaden Distribution Channels. We intend to extend our distribution channels to meet the anticipated growth in demand for Internet caching appliances. We plan to continue to expand both our direct and indirect sales channels in order to continue to extend our marketing reach and increase our volume distribution. In particular, we plan to enter into relationships with additional resellers, systems integrators and original equipment manufacturers to increase penetration of the enterprise and ISP markets.

     Build the CacheFlow Brand. We intend to establish CacheFlow as the premier brand in the Internet acceleration and content management market. We believe that brand awareness is important to increase market acceptance of Internet caching appliances generally and to identify us as a leading provider of Internet caching appliance solutions. We intend to continue to educate customers, resellers, systems integrators and original equipment manufacturers about the value of implementing caching appliances. We believe a thorough process of explanation and education of our products will help to promote brand recognition and to further an overall acceptance and understanding of caching appliances. To this end, we intend to increase our investments in a broad range of marketing and educational programs.

Strategic Relationships

   We believe that our business benefits greatly from working closely with other leading communications infrastructure suppliers. By collaborating with others, we are able to design products that interoperate more effectively with other network devices, add features and functionality to our products and expand our distribution channels, enabling us to access additional customers and markets. We have recently established strategic relationships with several companies, including:

 Alcatel

   Alcatel is a leading global manufacturer of communications infrastructure for telecommunications and data networks. We entered into an OEM agreement with Alcatel that enables Alcatel to resell our Internet caching appliances. Alcatel has a strong international presence and large customer base, including international providers of broadband communications services and regional bell operating companies (RBOCs) in the United States.

 Akamai

   Akamai provides a content delivery service that improves Web site speed and reliability. We entered into a strategic alliance with Akamai. The alliance includes an initiative to integrate caching and content delivery technologies to accelerate and optimize Web performance. The product is designed to automate the process of distributing information to caching servers, significantly decreasing the time required for customers to implement Akamai's services. The combined solution will help E-commerce and content sites better service online customers through enhanced performance, scalability and reliability. In addition to the technology integration, we obtained the right to resell Akamai's Freeflow caching services and Akamai obtained the right to sell our caching appliances.

 Computer Sciences Corporation

   Computer Sciences Corporation , or CSC, is one of the world's leading consulting and IT services firms. We entered into a global reseller agreement with CSC that enables CSC to integrate CacheFlow appliances into solutions offered by its Global Infrastructure Services Group.

 Electronic Data Systems

   EDS is a global leader in providing e-business and information technology services. We entered into a global reseller agreement with EDS. The agreement enables EDS to integrate CacheFlow Internet caching appliances with other technologies to deliver complete solutions to enterprise, e-commerce and government customers.

 Hewlett-Packard

   Hewlett-Packard is a global provider of computing and imaging solutions and services. We entered into a joint product development and reseller partnership with Hewlett-Packard. The alliance also includes a global reseller agreement.

 WestCon

   WestCon is a global channel provider of networking technology products. We entered into a distribution agreement with WestCon. They will serve as CacheFlow's primary distribution arm within North America.

Sales and Marketing

   We utilize a combination of our direct sales force, resellers, systems integrators and original equipment manufacturers as appropriate for each of our target markets. We support our distribution channels with systems engineers and customer support personnel that provide technical service and support to our customers. We have entered into agreements with resellers and network equipment providers such as Akamai, Alcatel, CSC, EDS, Hewlett Packard, Lucent Technologies, Nissho Electronics, Sumitronics and WestCon. We intend to pursue relationships with additional resellers and original equipment manufacturers to implement our distribution strategy and to expand our customer base. We have also been expanding our sales force rapidly, and plan to continue to do so in the future.

   Our marketing efforts focus on increasing the market awareness of our products and technology and promoting the CacheFlow brand. Our strategy is to create this awareness by distinguishing our products based on their high level of performance. We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers within our target market segments about the capabilities and benefits of our products. Our marketing efforts include participation in industry tradeshows, preparation of competitive analyses, sales training, maintenance of our web site, advertising and public relations.

Research and Development

   Following our inception in March 1996, we developed the first version of CacheOS, which was specifically designed as the operating platform for our Internet caching appliances. Our research and development efforts are focused on developing technological improvements to and new versions of our Internet caching appliances. Research and development expenses were $9.6 million, $4.0 million, and $2.4 million for the fiscal years ended April 30, 2000, 1999, and 1998, respectively.

   Our research and development team consists of engineers with extensive backgrounds in operating systems, algorithms, computer science and network engineering. We believe that the experience and capabilities of our research and development professionals represents a competitive advantage for CacheFlow. In June 2000, the Company acquired SpringBank Networks, adding additional engineers to our staff as well as complimentary technology. We have worked closely with several of our customers in developing and enhancing our products. Our current research and development efforts are primarily focused on three strategic initiatives:

     developing Internet caching appliances to address price/performance points for which we do not currently offer products;

     improving the performance of our Internet caching appliances, including data throughput and response time; and
     adding new features and strengthening the existing features of our Internet caching appliances to give them enhanced capabilities.

   We expect that most of the enhancements to our existing and future products will be accomplished by a combination of internal development and acquisition. However, we currently license some technologies and will continue to evaluate externally developed solutions for integration into our products.

Manufacturing

   We currently outsource the manufacturing of all of the subassemblies and components of our Internet caching appliances, including printed circuit boards, custom power supplies, chassis, cables and subassemblies, to third parties, and we perform final assembly and testing in-house. This approach allows us to reduce investment in manufacturing capital and to take advantage of the expertise of our vendors. Our internal manufacturing operations consist primarily of prototype development, materials planning and procurement, final assembly, testing and quality control. We plan to subcontract final assembly to third parties in the future. Our standard parts and components are generally available from more than one vendor. We typically obtain these components through purchase orders and currently do not have contractual relationships or guaranteed supply arrangements with these suppliers. If one of these vendors ceased to provide us with necessary parts and components, we would likely encounter delays in product production as we make the transition to another vendor. We recently hired a Senior Vice President of Manufacturing to implement new manufacturing strategies and optimize product quality and cost.

Competition

   The market for Internet caching solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We primarily encounter competition from a variety of companies, including Cisco Systems, Inktomi, Network Appliance, Novell, and various others using publicly available, free software. In addition, because there are relatively low barriers to entry in the Internet caching market, we expect additional competition from other established and emerging companies as the market for Internet caching continues to develop and expand.

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

Intellectual Property and Other Proprietary Rights

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

   We presently have several pending United States patent applications and several pending patent applications in foreign patent offices. Although we have not been issued any patents to date, one patent application pending before the United States Patent Office has been allowed and is expected to issue as a United States patent.

   We cannot assure you that any U.S. or international patent will be issued from these applications. Even if patents are issued, we cannot assure you that we will be able to detect any infringement or, if infringement is detected, that patents issued will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

Employees

   As of April 30, 2000, we had a total of 306 employees, including 68 in research and development, 173 in sales, marketing and customer support, 26 in manufacturing and 39 in general and administrative. Of these employees, 246 were located in North America with 60 located internationally. None of our employees is represented by collective bargaining agreements, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

   Our future operating results depend significantly upon the continued service of our key technical, sales and senior management personnel, many of whom are not bound by an employment agreement. Competition for these personnel is intense, and we may not be able to retain them in the future. Our future success also depends upon our continuing ability to attract and retain highly qualified individuals. We may experience difficulties managing our expected growth and performance if we are unable to attract and retain qualified personnel.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, product concentration, competition, technological changes, management of our growth and expansion, integration of acquisitions and other risks discussed in this item under the heading "Factors Affecting Future Operating Results" and the risks discussed in our other Securities and Exchange Commission filings.

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

   We incurred net losses available to common stockholders of $62.7 million and $13.2 million for the years ended April 30, 2000 and 1999. As of April 30, 2000, we had an accumulated deficit of $82.8 million. We have not had a profitable quarter since our inception and we expect to continue to incur net losses in the future. To date, we have funded our operations from the sale of equity securities and through bank loans and equipment leases.

   We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. We may never achieve profitability. We expect to incur substantial non-cash costs relating to the amortization of deferred compensation, which will contribute to our net losses. As of April 30, 2000, we had an aggregate of $43.5 million of deferred compensation to be amortized. The Company may record additional compensation expense in the future if management decides to grant below-market stock options in order to attract and retain employees in a highly competitive labor market.

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

   The market for Internet caching solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We primarily encounter competition from a variety of companies, including Cisco Systems, Inktomi, Network Appliance, Novell, and various others using publicly available, free software. In addition, because there are relatively low barriers to entry in the Internet caching market, we expect additional competition from other established and emerging companies as the market for Internet caching continues to develop and expand.

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

   Because customers have differing views on the strategic importance of implementing Internet caching appliances, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which can take as long as 9 months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. Sales cycles for our products that are sold to enterprises have traditionally been longer than sales cycles for our products that are sold to Internet service providers, or ISPs. We expect that sales to enterprises will increase as a percentage of our total sales over time, and, accordingly, we expect that the average sales cycle for our products will increase. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles.

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

   We currently conduct most of the final assembly and all of the testing of our products at our headquarters in Sunnyvale, California. We have transitioned final assembly for some of our products to third parties and we may transition additional final assembly in the future. If we were unable to identify a third-party final assembler, we would be required to make additional capital investments in new or existing assembly facilities. To the extent any capital investments are required, our gross margins and, as a result, our business could be seriously harmed. We may experience production interruptions or quality control problems in connection with any transition of final assembly, either of which would seriously harm our business. Either any third-party assembler or we may experience substantial assembly capacity constraints. In the event of any capacity constraints we may be unable to accept certain orders from, and deliver products in a timely manner to, our customers. This could result in the loss of existing or potential customers and would seriously harm our business.

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

   We have recently experienced significant transition in our management team. Brian NeSmith, our President and Chief Executive Officer, joined us in March 1999. Additionally, many members of our senior management team have joined the company within the past 12 months. Our business could be seriously harmed if integration of our management team into our company is not successful. We expect that it will take time for our new management team to integrate into our company and it is too early to predict whether these changes will be successful.

 In order to manage our growth and expansion, we will need to improve and implement new systems, procedures and controls, which could be time-consuming and costly.

   We have expanded our operations rapidly since the inception of our company and we currently intend to continue this expansion. This expansion of our operations has placed and is expected to continue to place a significant strain upon our management systems and financial and operational resources. If we are unable to effectively manage future growth and expansion, our business will be seriously harmed. We currently have research and development facilities in Sunnyvale, California, Redmond, Washington and Waterloo, Ontario, Canada. The coordination and management of these product development organizations that are located at different sites requires significant management attention and coordination, particularly from our managerial and engineering organizations. If we are unable to coordinate and manage these separate development organizations, our business will be seriously harmed.

   Our ability to compete effectively and to manage future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. The number of our employees increased from 40 at April 30, 1998 to 306 at April 30, 2000, and we plan to further increase our headcount. We recently implemented a new enterprise resource planning software system that replaced substantially all of our business and manufacturing systems. While we have not had significant problems to date, we may encounter difficulties in transitioning to the new enterprise resource planning software system. Even after we implement this system, our personnel, systems, procedures and controls may be inadequate to support our future operations.

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

   We also need to expand our indirect sales channels, and if we fail to do so our ability to market and sell our products could be seriously harmed. We depend on our indirect sales channels, which include resellers, systems integrators and original equipment manufacturers, for a significant percentage of our net sales. For example, for the year ended April 30, 2000, approximately 55% of our net sales resulted from sales through indirect channels. Our agreements with our indirect channel partners are generally not exclusive and in many cases may be terminated by either party without cause. Many of these indirect channel partners do not have minimum purchase or resale requirements and carry products that are competitive with our products. These resellers may not give a high priority to the marketing of our products or may not continue to carry our products. They may give a higher priority to other products, including the products of competitors. We may not retain any of our current indirect channel partners or successfully recruit new indirect channel partners. Events or occurrences of this nature could seriously harm our business.

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

   For the fiscal year ended April 30, 2000, sales to customers outside of the United States and Canada accounted for approximately 48% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to expand international sales depends on our ability to expand our international operations, including establishing manufacturing assembly capabilities overseas, hire international personnel and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed. In addition, if we fail to expand and improve our worldwide operating systems, our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information will be adversely affected, seriously harming our business.

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

   Our customers install our Internet caching appliances directly into their network infrastructures. Any errors, defects or other performance problems with our Internet caching appliance products could negatively impact our customers' internal networks, resulting in financial or other damages to our customers. Our customers may then seek damages from us for their losses. If a claim were brought against us, we may not have sufficient protection from statutory limitations, or license or contract terms with our customers and any unfavorable judicial decisions could seriously harm our business. We have not experienced any product liability claims to date. However, a product liability claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability claim could seriously harm our business reputation.

 Risks Associated with Potential Acquisitions

   We consummated a merger with SpringBank Networks in June 2000. If we fail to develop and integrate SpringBank Networks' technology into our products and services, our quarterly and annual operating results may be adversely affected. Other risks we may face with respect to our merger with SpringBank Networks include the potential disruption of our ongoing business and distraction of management; the difficulty of assimilating SpringBank Networks' personnel; and the maintenance of uniform standards, corporate cultures, controls, procedures and policies. Our inability to address any of these risks successfully could harm our business.

   We may make acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management's attention, loss of key employees of acquired companies and substantial transaction costs. Some of the products acquired may require significant additional development before they can be marketed and may not generate revenue at levels anticipated by us. Moreover, future acquisitions by us may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant amortization expense. Any of these problems or factors could seriously harm our business.

 If the protection of our proprietary technology is inadequate, our competitors may gain access to our technology, and our market share could decline.

   We depend significantly on our ability to develop and maintain the proprietary aspects of our technology. If we were unable to do so, our business would be seriously harmed. For a discussion of our efforts to protect our proprietary technology, see "Business--Intellectual Property and Other Proprietary Rights."

 If we are unable to raise additional capital, our ability to effectively manage our growth or enhance our products could be harmed.

   At April 30, 2000, we had approximately $91.5 million in cash and cash equivalents and $33.8 million in short-term investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for acquisitions or other unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of indirect channels and associated support personnel will require a significant commitment of resources. In addition, if the market for Internet caching appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

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

     continue to develop our direct sales channel; and

     establish and maintain relationships with leading indirect channel partners.

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

Risks Related to Securities Markets

 Our stock price is volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

   Since our initial public offering in November 1999, the market price of our common stock has fluctuated significantly. The market price of our common stock may continue to fluctuate significantly in response to the following factors:

     variations in our quarterly operating results;

     changes in financial estimates or investment recommendations by securities analysts;

     changes in market valuations of Internet-related and networking companies;

     announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     loss of a major customer;

     additions or departures of key personnel; and

     fluctuations in stock market prices and volumes.

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

ITEM 2. PROPERTIES

   We lease approximately 53,000 square feet for our headquarters facility in Sunnyvale, California, under a lease that expires on August 31, 2005. We also lease space for research and development in Redmond, Washington and Waterloo, Ontario, Canada. In addition, we lease space for sales and support in ten metropolitan areas in North America. We also lease space for sales and support in the following countries: Australia, France, Germany, Hong Kong, Japan, People's Republic of China, Singapore, South Korea, Sweden, Taiwan, the Netherlands, United Arab Emirates, and the United Kingdom. These properties are suitable for our current operations; however, the majority of our space is being fully utilized. Therefore, we expect to continue to acquire or lease additional space as we proceed with the planned expansion of our domestic and international operations.

ITEM 3. LEGAL PROCEEDINGS

   See the information set forth in the note entitled "Litigation" in Item 8,
Note 9 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are biographical summaries of our executive officers as of July 15, 2000:

   Brian NeSmith, 38, has served as President and Chief Executive Officer and a director of CacheFlow since March 1999. From December 1997 to March 1999, Mr. NeSmith served as Vice President of Nokia IP, Inc., a security router company, which acquired Ipsilon Networks, Inc., an IP switching company, where Mr. NeSmith served as Chief Executive Officer from May 1995 to December 1997. From October 1987 to April 1995, Mr. NeSmith held several positions at Newbridge Networks Corporation, a networking equipment manufacturer, including vice president and general manager of the VIVID group. Mr. NeSmith holds a B.S. in electrical engineering from the Massachusetts Institute of Technology.

   Nai-Ting Hsu, 51, has served as Senior Vice President of CacheFlow Ventures since July 2000 and prior to that as Senior Vice President of Research and Development at CacheFlow since October 1999. From May 1997 to October 1999, Dr. Hsu served as Vice President and General Manager of the Consumer Network Division, Senior Vice President of Asia Pacific, and Senior Vice President and General Manager of the Consumer Products Division of C-Cube Microsystems Inc., a digital video compression company, which acquired DiviCom Inc., a digital television company, where Dr. Hsu served as Vice President of Engineering from April 1995 until its acquisition by C-Cube. From May 1991 until April 1995, Dr. Hsu served as Vice President of Engineering at MasPar Inc., a massive parallel computing company. Dr. Hsu holds a B.S. in Electrical Engineering from National Chiao Tung University, Taiwan, and M.S. and Ph.D. degrees in Computer Sciences from the University of Wisconsin, Madison.

   Michael Johnson, 47, has served as Vice President and Chief Financial Officer of CacheFlow since July 1999. From May 1998 to July 1999, Mr. Johnson served as Vice President of Finance and Chief Financial Officer of AdiCom Wireless, Inc., a developer of CDMA based wireless access systems. From May 1994 to April 1998, Mr. Johnson served as Controller and Chief Accounting Officer of Ascend Communications Inc., a provider of wide area networking systems. Mr. Johnson holds a B.S. in business administration from California State University Hayward and is also a Certified Public Accountant.

   Alan Robin, 44, has served as Senior Vice President of Sales at CacheFlow since July 1999. From January 1997 to July 1999, Mr. Robin served as Vice President of Sales of Ipsilon Networks, Inc., an IP switching company, and then of Nokia IP, Inc., a security router company, which acquired Ipsilon Networks, Inc. in December 1997. From January 1991 to January 1997, Mr. Robin held a number of sales and sales management positions at Wellfleet/Bay Networks, a networking company. Mr. Robin holds an A.B. in chemistry from Kenyon College and a M.B.A. in finance from Fairleigh Dickenson University.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our common stock has been quoted on the Nasdaq National Market under the symbol "CFLO" since November 19, 1999. Prior to that time, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

                                                                  High    Low
                                                                 ------- ------
   Third Quarter (since November 19, 1999)...................... $164.69 $84.50
   Fourth Quarter............................................... $148.00 $30.50

   Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At June 30, 2000, there were approximately 238 stockholders of record and the price per share of our common stock was $61.56. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

   On November 18, 1999, CacheFlow Inc. commenced its initial public offering, or IPO, pursuant to a Registration Statement on Form S-1 (File No. 333-87997). In the IPO, CacheFlow Inc. sold an aggregate of 5,750,000 shares of common stock (including an over-allotment option of 750,000 shares) at $24.00 per share. The IPO generated aggregate gross proceeds of approximately $138,000,000 for the Company. The aggregate net proceeds to the Company were approximately $126,502,000, after deducting underwriting discounts and commissions of approximately $9,660,000 and expenses of the offering of approximately $1,838,000. The Company intends to continue to use the net proceeds of the IPO for general corporate purposes, including to fund our operating losses, working capital needs, expenditures for research and development and sales and marketing efforts. In addition, we may use a portion of the net proceeds to fund acquisitions or investments in complementary businesses, technologies, or products. Pending any of these uses, we will continue to invest the net proceeds in investment grade, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected financial data from March 13, 1996, our inception date, through the fiscal year ended April 30, 2000.

                                                                  Period from
                                      Year Ended April 30,       March 13, 1996
                                    ---------------------------  (Inception) to
                                      2000      1999     1998    April 30, 1997
                                    --------  --------  -------  --------------
                                     (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net sales.........................  $ 29,277  $  7,036  $   --      $   --
Stock compensation................   (38,405)   (3,776)     (59)        --
Net loss available to common
 shareholders.....................   (62,653)  (13,202)  (5,507)     (1,443)
Basic and diluted net loss per
 share............................  $  (3.31) $  (2.17) $ (1.43)    $ (0.73)
Shares used in computing basic and
 diluted net loss per share.......    18,935     6,093    3,842       1,965
Pro forma basic and diluted net
 loss per share...................  $  (2.30) $  (0.79) $   --      $   --
Shares used in computing pro forma
 basic and diluted net loss per
 share............................    27,218    16,626      --          --

                                                As of April 30,
                                    -------------------------------------------
                                      2000      1999     1998         1997
                                    --------  --------  -------  --------------
                                                 (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-
 term investments.................  $125,320  $  2,291  $ 7,349     $ 3,605
Working capital...................   126,435       787    6,955       3,589
Total assets......................   140,734     6,716    8,461       3,769
Long-term debt, net of current
 portion..........................       --      3,211        7         --
Total stockholder's equity
(deficit).........................   132,630      (344)   7,600       3,702

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, product concentration, competition, technological changes, management of our growth and expansion, integration of acquisitions and other risks discussed in this item under the heading "Factors Affecting Future Operating Results" and the risks discussed in our other Securities and Exchange Commission filings.

Overview

   The Company designs, develops, markets and supports Internet acceleration and content management solutions, which include high-performance Internet caching appliances. From our inception in March 1996 through April 30, 1998, we were considered to be in the development stage. Our activities were related primarily to conducting research and development, developing our initial product, recruiting personnel, building sales channels, establishing the market for our initial product, raising capital and purchasing operating assets.

   We began commercial shipment of our first products in May 1998. Since that time, we have introduced other Internet caching appliances, which have a variety of hardware configurations designed for the different price, performance, capacity and reliability requirements of our customers. The list prices of our caching appliances increase as they become more highly configured. Substantially all of our net sales through April 30, 2000 were attributable to sales of our Internet caching appliance products. We anticipate that these products will continue to account for a substantial portion of our net sales for the foreseeable future.

   The Company recorded deferred stock compensation of approximately $71.8 million, $13.6 million and $150,000 for the years ended April 30, 2000, 1999 and 1998. These amounts represent the difference between the exercise price and the deemed fair value of stock option and warrant grants to employees, consultants, directors and third parties on the date such stock awards were granted. Related stock compensation expense is recorded over the option vesting period, generally two to four years, or immediately if there is no vesting period. The Company recorded stock compensation expense of approximately $38.4 million, $3.8 million and $59,000 for the years ended April 30, 2000, 1999, and 1998. Between May 1, 2000 and June 15, 2000, we recorded additional deferred stock compensation totaling $494,000, and the Company may record additional compensation in the future if management decides to grant below-market stock options in order to attract and retain employees in a highly competitive labor market. We expect compensation expense, which is primarily attributable to amortization of deferred compensation charges, to impact our reported results through April 30, 2004. Given the balance of deferred stock compensation on the balance sheet and recent grant history, we expect stock compensation expense to be a significant operating expense as this deferral is recognized.

   We have incurred net losses in each quarter since inception. As of April 30, 2000, we had an accumulated deficit of $82.8 million. Our net loss available to common shareholders for the years ended April 30, 2000, 1999 and 1998 was $62.7 million, $13.2 million and $5.5 million. These losses resulted from significant costs incurred in the development and sale of our products and services, and from amortization of deferred stock compensation. We expect our operating expenses to increase significantly, particularly sales and marketing and research and development expenses. As a result, we expect to incur additional operating losses and continued negative cash flow from operations through the third quarter of fiscal year 2001.

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

Results of Operations

   For the year ended April 30, 1998, we did not record any net sales. The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

                                                       Year Ended April 30,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
   Net sales .........................................      100.0 %      100.0 %
   Cost of goods sold.................................       38.3         46.9
                                                       ----------   ----------
   Gross profit.......................................       61.7         53.1
   Operating expenses:
     Research and development.........................       32.9         57.3
     Sales and marketing..............................       98.7         97.6
     General and administrative.......................       16.2         29.4
     Stock compensation...............................      131.2         53.7
                                                       ----------   ----------
       Total operating expenses.......................      279.1        238.0
                                                       ----------   ----------
   Operating loss.....................................     (217.4)      (184.8)
   Interest income....................................       12.9          2.3
   Interest expense...................................       (2.5)        (5.1)
                                                       ----------   ----------
   Net loss before income taxes.......................     (207.0)      (187.6)
   Provisions for income taxes........................        0.3          0.0
                                                       ----------   ----------
   Net loss...........................................     (207.3)      (187.6)
   Accretion of preferred stock.......................       (6.7)         0.0
                                                       ----------   ----------
   Net loss available to common shareholders..........     (214.0)%     (187.6)%
                                                       ----------   ----------

   Net Sales. We did not generate any sales for the period from inception to April 30, 1998. Net sales increased to $29.3 million in fiscal 2000 from $7.0 million in fiscal 1999. This increase was attributable to higher sales volumes resulting from the introduction of new products and growth in our customer base as we expanded our sales force. During fiscal 2000, no customer accounted for more than 10% of our net sales, and during fiscal 1999, three customers accounted for an aggregate of approximately 33% of our net sales. Direct and indirect channel sales accounted for 45% and 55% of our net sales in fiscal 2000 and 59% and 41% of our net sales in fiscal 1999. Net sales from international operations were $14.1 million, or 48% of net sales, in fiscal 2000, and $3.1 million, or 44% of net sales, in fiscal 1999. In the quarter ended April 30, 2000, approximately 55% of our net sales were from international customers. We expect this trend of more revenue being generated from international customers to continue in the future. Overall, we expect our net sales to increase as a result of continued growth in our sales force, broader acceptance of our products in the marketplace, and the introduction of new products, although the current year-over-year growth rate in our net sales will not continue in the future.

   Gross Profit. Gross profit increased to $18.1 million in fiscal 2000 from $3.7 million in fiscal 1999. This increase in gross profit was primarily attributable to the introduction of new products and their growing acceptance in the marketplace and higher sales volumes. Gross margin increased to 61.7% in fiscal 2000 from 53.1% in fiscal 1999. This increase in gross margin was principally due to the resulting economies of scale from higher unit production and cost savings achieved by outsourcing component manufacturing. Our gross margin has been and will continue to be affected by a variety of factors, including competition, fluctuations in demand for our products, the timing and size of customer orders and product implementations, the mix of direct and indirect sales, the mix and average selling prices of products, new product introductions and enhancements, component costs, manufacturing costs and product configuration.

   Research and Development. Research and development expenses consist primarily of salaries and benefits, and prototype and test equipment costs. Research and development expenses increased to $9.6 million in fiscal 2000 from $4.0 million in fiscal 1999 and $2.4 million in fiscal 1998. These increases in research and development expenses in absolute dollars were primarily attributable to increased staffing and associated support for engineers required to expand and enhance our product line, and, to a lesser extent, expenses related to prototype and test equipment units. Research and development headcount increased to 68 at April 30, 2000 from 21 in fiscal 1999 and 18 in fiscal 1998. As a percentage of net sales, research and development expenses decreased to 32.9% in fiscal 2000 from 57.3% in fiscal 1999. This decrease in research and development expenses as a percentage of net sales reflects the fact that our net sales during these periods increased more rapidly than our research and development expenses. We believe that significant investments in research and development will be required to remain competitive and expect that research and development expenses will continue to increase in absolute dollars in future periods. Through April 30, 2000, all research and development costs have been expensed as incurred.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, commissions, advertising and promotional expenses, and customer service and support costs. Sales and marketing expenses increased to $28.9 million in fiscal 2000 from $6.9 million in fiscal 1999 and $1.7 million in fiscal 1998. These increases in sales and marketing expenses in absolute dollars were related to the expansion of our sales and marketing organization as we increased headcount and added sales and support facilities worldwide. Sales and marketing headcount increased to 173 at April 30, 2000 from 30 in fiscal 1999 and 19 in fiscal 1998. As a percentage of net sales, sales and marketing expenses increased to 98.7% for the year ended April 30, 2000 from 97.6% in fiscal 1999. We expect to continue to increase our sales and marketing expenses significantly in absolute dollars in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels.

   General and Administrative. General and administrative expenses increased to $4.8 million in fiscal 2000 from $2.1 million in fiscal 1999 and $1.6 million in fiscal 1998. These increases in general and administrative expenses in absolute dollars were primarily attributable to increased staffing and associated expenses necessary to manage and support our growth. General and administrative headcount increased to 39 at April 30, 2000 from 10 in fiscal 1999 and 6 in fiscal 1998. As a percentage of net sales, general and administrative expenses decreased to 16.2% for the year ended April 30, 2000 from 29.4% in fiscal 1999. These decreases in general and administrative expenses as a percentage of net sales reflect the fact that our net sales during these periods increased more rapidly than our general and administrative expenses. We expect general and administrative expenses to increase in absolute dollars as we continue to increase headcount to manage expanding operations and facilities and incur the additional expenses associated with operating as a public company.

   Stock Compensation. Stock compensation expense increased to $38.4 million in fiscal 2000 from $3.8 million in fiscal 1999 and $59,000 in fiscal 1998. This non-cash charge reflects the amortization of deferred stock compensation. Stock compensation has increased significantly in fiscal 2000 as a result of the amortization of significant stock compensation, which was recorded concurrent with the Company's November 1999 initial public offering. Based on the options granted through April 30, 2000, we expect stock compensation to remain a significant component of our operating expenses through fiscal 2004.

   Other Income (Expense), Net. Other income (expense), net increased to net other income of $3.0 million in fiscal 2000, from net other expense of $197,000 in fiscal 1999 and net other income of $233,000 in fiscal 1998. This increase is primarily attributable to increased interest income earned on the Company's cash equivalents and short-term investments, which grew significantly following the completion of the Company's initial public offering in November 1999.

   Provision for Income Taxes. The provision for income taxes of $73,000 in fiscal 2000 is composed entirely of foreign corporate income taxes. The foreign corporate income taxes are a function of the Company's international expansion and the establishment of branches and subsidiaries in various jurisdictions. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services provided to the Company. The Company's tax expense for fiscal 2001 will continue to be significantly dependent on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

   Accretion of Preferred Stock. Accretion of preferred stock increased to $2.0 million in fiscal 2000, from none in fiscal 1999 and 1998. This charge was recorded in connection with the November 1999 issuance of 280,953 shares of Series D preferred stock at $11.00 per share to accrete the stock to its fair value. During November 1999, all of the shares of Series D preferred stock converted to common stock upon completion of the Company's initial public offering.

   Post year-end Acquisition. On June 5, 2000, the Company and SpringBank Networks, Inc., a Delaware corporation ("SpringBank"), consummated a merger pursuant to a merger agreement dated as of June 3, 2000. SpringBank has survived the merger as a wholly-owned subsidiary of CacheFlow. Pursuant to the agreement, each issued and outstanding share of common stock of SpringBank was converted into the right to receive 0.2 shares of common stock of CacheFlow. In addition, each outstanding option to purchase SpringBank Common Stock was assumed by CacheFlow and converted into an option to purchase 0.2 shares of CacheFlow Common Stock pursuant to the exchange ratio in the merger agreement. The exercise price of the options to purchase CacheFlow Common Stock was also determined pursuant to the exchange ratio in the merger agreement. Purchase consideration totaled approximately $177 million and included approximately 2.8 million shares of CacheFlow Common Stock and approximately $8 million of assumed liabilities. This transaction was accounted for as a purchase, and the purchase price was allocated to tangible and intangible assets in proportion to the fair value of those assets.

Liquidity and Capital Resources

   From inception through November 1999, we financed our operations and the purchase of property and equipment through private sales of preferred stock, with net proceeds of $37.9 million, as well as through bank loans and equipment leases. In November 1999, we financed our operations through an initial public offering of our common stock, with net proceeds of $126.5 million, net of underwriting discounts, commissions and offering costs. At April 30, 2000, we had $91.5 million in cash and cash equivalents, $33.8 million in short-term investments, and $126.4 million in working capital.

   Net cash used in operating activities was $23.6 million in fiscal 2000, $9.7 million in fiscal 1999, and $5.1 million in fiscal 1998. We used cash primarily to fund our net losses from operations.

   Net cash used in investing activities was $37.9 million in fiscal 2000 and $971,000 in fiscal 1999. Net cash used in investing activities was primarily attributable to purchases of short-term securities, and to a lesser extent, to purchases of property, plant and equipment. Net cash provided by investing activities was $2.8 million in fiscal 1998 and was primarily attributable to the sale of short-term investments. We expect that, in the future, any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities.

   Capital expenditures were $4.0 million in fiscal 2000, $971,000 in fiscal 1999, and $623,000 in fiscal 1998. Our capital expenditures consisted primarily of purchases of plant, equipment and software. Current capital commitments are approximately $500,000, principally for office furniture and equipment. We expect that our capital expenditures will continue to increase in the future.

   Net cash provided by financing activities was $150.7 million in fiscal 2000, $5.6 million in fiscal 1999, and $9.4 million in fiscal 1998. During May 1999, we raised approximately $20.0 million in gross proceeds from the sale of Series C Preferred Stock at $4.575 per share. During October 1999, we raised approximately $2.8 million through the cash exercise of options granted to a board member and consultant to purchase

702,380 shares of common stock at $4.00 per share. During November 1999, we raised approximately $3.1 million through the sale of 280,953 shares of Series D Preferred Stock at $11.00 per share. We also raised approximately $126.5 million, net of underwriting discounts, commissions and offering costs through the sale of 5,750,000 shares of our common stock in an initial public offering at $24.00 per share. During December 1999, $4.5 million of these proceeds were used to repay all of the Company's outstanding debt. In fiscal 1999, cash provided by financing activities was primarily attributable to the issuance of $4.0 million in debt obligations. In fiscal 1998, cash provided by financing activities was primarily attributable to $9.3 million in net proceeds from private sales of preferred stock.

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

Year 2000 Readiness

   In the past, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its assessment and testing of systems. The Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. To date, Year 2000 compliance costs have not been material. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

   If it comes to our attention that there are any Year 2000 problems with our products or that any third-party hardware and software used in our internal systems is not Year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, to quickly respond to the problem. At the present time, however, we do not anticipate incurring additional material costs related to Year 2000 compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 48% of total net sales for the year ended April 30, 2000.

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of April 30, 2000, we had approximately $124.4 million invested primarily in fixed-rate, short-term corporate and U.S. government debt securities which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio as of April 30, 2000 (none as of April 30, 1999).

                                                                         Fair
                                             2001     2002    Total     Value
                                           --------  ------  --------  --------
                                                   ($ in thousands)
Cash equivalents
  Fixed rate.............................. $ 90,683  $  --   $ 90,683  $ 90,660
  Average rate............................     6.14%    --       6.14%      --
Short-term investments
  Fixed rate.............................. $ 23,881  $9,985  $ 33,866  $ 33,788
  Average rate............................     6.32%   6.81%     6.46%      --
                                           --------  ------  --------  --------
    Total Investment Securities........... $114,564  $9,985  $124,549  $124,448
                                           ========  ======  ========  ========
Average rate..............................     6.18%   6.81%     6.23%

   We do not hold any equity securities or derivative investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Consolidated Balance Sheets as of April 30, 2000 and 1999.................  31
Consolidated Statements of Operations for each of the three years in the period ended April 30, 2000..............................................  32
Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended April 30, 2000...........................  33
Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 2000..............................................  34
Notes to the Consolidated Financial Statements............................  35
Report of Independent Auditors............................................  51

                                 CACHEFLOW INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                April 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
 Cash and cash equivalents................................. $ 91,532  $  2,291
 Short-term investments....................................   33,788       --
 Accounts receivable, net of allowance for doubtful
  accounts and sales returns of $350 and $121 at April 30,
  2000 and 1999, respectively..............................    3,112     1,353
 Inventories...............................................    4,741       932
 Prepaid expenses and other current assets.................    1,200        60
                                                            --------  --------
Total current assets.......................................  134,373     4,636
Property and equipment, net................................    4,721     1,351
Other assets...............................................    1,640       729
                                                            --------  --------
     Total assets.......................................... $140,734  $  6,716
                                                            ========  ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------
Current liabilities:
 Accounts payable.......................................... $  2,465  $  1,464
 Accrued payroll and related benefits......................    2,611       420
 Deferred revenue..........................................    1,375       367
 Other accrued liabilities.................................    1,487       166
 Borrowings under line of credit...........................      --        643
 Current portion of long-term obligations..................      --        789
                                                            --------  --------
Total current liabilities..................................    7,938     3,849
Deferred revenue...........................................      166       --
Long-term obligations, less current portion................      --      3,211
                                                            --------  --------
     Total liabilities.....................................    8,104     7,060
Commitments
Stockholders' equity (deficit):
 Preferred stock:
   $0.0001 par value, issuable in series: 10,000 and 30,000
    shares authorized at April 30, 2000 and 1999,
    respectively; none and 9,970 shares outstanding at
    April 30, 2000 and 1999, respectively; aggregate
    liquidation preference of none and $34,457 at April 30,
    2000 and 1999, respectively............................      --          1
 Common stock:
   $0.0001 par value, 200,000 and 60,000 shares authorized
    at April 30, 2000 and 1999, respectively; 36,128 and
    12,894 shares issued and outstanding at April 30, 2000
    and 1999, respectively.................................        4         1
 Additional paid-in capital................................  264,304    30,877
 Notes receivable from stockholders........................   (4,713)   (1,004)
 Deferred stock compensation...............................  (43,489)  (10,067)
 Accumulated other comprehensive loss......................     (101)      --
 Accumulated deficit.......................................  (82,805)  (20,152)
 Treasury stock, at cost, 76 and no shares held at April
  30, 2000 and 1999, respectively..........................     (570)      --
                                                            --------  --------
Total stockholders' equity (deficit).......................  132,630      (344)
                                                            --------  --------
     Total liabilities and stockholders' equity (deficit).. $140,734  $  6,716
                                                            ========  ========

        See accompanying notes to the consolidated financial statements.

                                 CACHEFLOW INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Year Ended April 30,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
Net sales........................................ $ 29,277  $  7,036  $   --
Cost of goods sold...............................   11,212     3,297      --
                                                  --------  --------  -------
Gross profit.....................................   18,065     3,739      --
Operating expenses:
  Research and development.......................    9,646     4,034    2,396
  Sales and marketing............................   28,903     6,865    1,655
  General and administrative.....................    4,757     2,069    1,630
  Stock compensation.............................   38,405     3,776       59
                                                  --------  --------  -------
    Total operating expenses.....................   81,711    16,744    5,740
                                                  --------  --------  -------
Operating loss...................................  (63,646)  (13,005)  (5,740)
Interest income..................................    3,780       160      258
Interest expense.................................     (747)     (357)     (25)
                                                  --------  --------  -------
Net loss before income taxes.....................  (60,613)  (13,202)  (5,507)
Provision for income taxes.......................       73       --       --
                                                  --------  --------  -------
Net loss.........................................  (60,686)  (13,202)  (5,507)
Accretion of preferred stock.....................   (1,967)      --       --
                                                  ========  ========  =======
Net loss available to common stockholders........ $(62,653) $(13,202) $(5,507)
                                                  ========  ========  =======
Basic and diluted net loss per common share...... $  (3.31) $  (2.17) $ (1.43)
Shares used in computing basic and diluted net
 loss per common share...........................   18,935     6,093    3,842
                                                  ========  ========  =======
Pro forma basic and diluted net loss per common
 share........................................... $  (2.30) $  (0.79)
                                                  ========  ========
Shares used in computing pro forma basic and
 diluted net loss per common share...............   27,218    16,626
                                                  ========  ========


        See accompanying notes to the consoldiated financial statements.

                                CACHEFLOW INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                     Preferred                                    Notes                   Accumulated                Treasury
                       Stock        Common Stock   Additional   Receivable    Deferred       Other                     Stock
                   ---------------  --------------  Paid-In        From        Stock     Comprehensive Accumulated -------------
                   Shares   Amount  Shares  Amount  Capital    Stockholders Compensation     Loss        Deficit   Shares Amount
                   -------  ------  ------  ------ ----------  ------------ ------------ ------------- ----------- ------ ------
Balances at April
30, 1997 ........    5,831  $   1    7,184   $ 1   $   5,143     $   --       $    --        $ --       $ (1,443)    --   $  --
 Issuance of
 Series B
 preferred stock,
 net of issuance
 costs...........    4,139    --       --    --        9,329         --            --          --            --      --      --
 Exercise of
 stock options by
 employees ......      --     --       340   --           25         --            --          --            --      --      --
 Issuance of
 common stock to
 third parties
 for services ...      --     --        93   --            7         --            --          --            --      --      --
 Repurchase of
 common stock ...      --     --    (1,600)  --           (8)        --            --          --            --      --      --
 Deferred stock
 compensation ...      --     --       --    --          150         --           (150)        --            --      --      --
 Amortization of
 deferred stock
 compensation ...      --     --       --    --          --          --             52         --            --      --      --
 Net loss .......      --     --       --    --          --          --            --          --         (5,507)    --      --
                   -------  -----   ------   ---   ---------     -------      --------       -----      --------    ----  ------
Balances at April
30, 1998 ........    9,970      1    6,017     1      14,646         --            (98)        --         (6,950)    --      --
 Exercise of
 stock options by
 employees ......      --     --     6,843   --        2,049         --            --          --            --      --      --
 Issuance of
 common stock to
 third parties
 for services ...      --     --        34   --           20         --            --          --            --      --      --
 Stock
 compensation ...      --     --       --    --          156         --            --          --            --      --      --
 Issuance of
 warrants in
 connection with
 debt issuance ..      --     --       --    --          437         --            --          --            --      --      --
 Note receivable
 from stockholder
 for the exercise
 of stock options
 ................      --     --       --    --          --         (999)          --          --            --      --      --
 Interest on note
 receivable from
 stockholder for
 the exercise of
 stock options ..      --     --       --    --          --           (5)          --          --            --      --      --
 Deferred stock
 compensation ...      --     --       --    --       13,569         --        (13,569)        --            --      --      --
 Amortization of
 deferred stock
 compensation ...      --     --       --    --          --          --          3,600         --            --      --      --
 Net loss .......      --     --       --    --          --          --            --          --        (13,202)    --      --
                   -------  -----   ------   ---   ---------     -------      --------       -----      --------    ----  ------
Balances at April
30, 1999 ........    9,970      1   12,894     1      30,877      (1,004)      (10,067)        --        (20,152)    --      --
 Issuance of
 Series C
 preferred stock,
 net of issuance
 costs...........    4,372    --       --    --       19,976         --            --          --            --      --      --
 Issuance of
 Series D
 preferred stock,
 net of issuance
 costs...........      281    --       --    --        3,090         --            --          --            --      --      --
 Exercise of
 stock options by
 employees ......      --     --     1,785     1       6,421         --            --          --            --      --      --
 Notes receivable
 from
 stockholders for
 the exercise of
 stock options ..      --     --       --    --          --       (3,547)          --          --            --      --      --
 Issuance of
 common stock to
 nonemployees ...      --     --       692   --        2,726         --            --          --            --       68     --
 Repurchase of
 common stock
 from employees
 ................      --     --      (289)  --          (79)        --            --          --            --     (140)    (61)
 Interest on
 notes receivable
 from
 stockholders for
 the exercise of
 stock options ..      --     --       --    --          --         (162)          --          --            --      --      --
 Deferred stock
 compensation ...      --     --       --    --       71,848         --        (71,848)        --            --      --      --
 Amortization of
 deferred stock
 compensation ...      --     --       --    --          --          --         38,426         --            --      --      --
 Exercise of
 Series A and C
 warrants .......      673    --       --    --          976         --            --          --            --       (4)   (509)
 Issuance of
 common stock in
 an initial
 public offering,
 net of issuance
 costs...........      --     --     5,750     1     126,502         --            --          --            --      --      --
 Conversion of
 Series A, B, C,
 and D preferred
 stock to common
 stock ..........  (15,296)    (1)  15,296     1         --          --            --          --            --      --      --
 Net loss .......      --     --       --    --          --          --            --          --        (60,686)    --      --
 Unrealized
 gain/loss on
 short-term
 investments ....      --     --       --    --          --          --            --         (101)          --      --      --
 Accretion of
 Series D
 preferred stock
 ................      --     --       --    --        1,967         --            --          --         (1,967)    --      --
                   -------  -----   ------   ---   ---------     -------      --------       -----      --------    ----  ------
Balances at April
30, 2000 ........      --   $ --    36,128   $ 4   $ 264,304     $(4,713)     $(43,489)      $(101)     $(82,805)    (76) $ (570)
                   =======  =====   ======   ===   =========     =======      ========       =====      ========    ====  ======
                       Total
                   Stockholders'
                      Equity
                     (Deficit)
                   -------------
Balances at April
30, 1997 ........    $  3,702
 Issuance of
 Series B
 preferred stock,
 net of issuance
 costs...........       9,329
 Exercise of
 stock options by
 employees ......          25
 Issuance of
 common stock to
 third parties
 for services ...           7
 Repurchase of
 common stock ...          (8)
 Deferred stock
 compensation ...         --
 Amortization of
 deferred stock
 compensation ...          52
 Net loss .......      (5,507)
                   -------------
Balances at April
30, 1998 ........       7,600
 Exercise of
 stock options by
 employees ......       2,049
 Issuance of
 common stock to
 third parties
 for services ...          20
 Stock
 compensation ...         156
 Issuance of
 warrants in
 connection with
 debt issuance ..         437
 Note receivable
 from stockholder
 for the exercise
 of stock options
 ................        (999)
 Interest on note
 receivable from
 stockholder for
 the exercise of
 stock options ..          (5)
 Deferred stock
 compensation ...         --
 Amortization of
 deferred stock
 compensation ...       3,600
 Net loss .......     (13,202)
                   -------------
Balances at April
30, 1999 ........        (344)
 Issuance of
 Series C
 preferred stock,
 net of issuance
 costs...........      19,976
 Issuance of
 Series D
 preferred stock,
 net of issuance
 costs...........       3,090
 Exercise of
 stock options by
 employees ......       6,422
 Notes receivable
 from
 stockholders for
 the exercise of
 stock options ..      (3,547)
 Issuance of
 common stock to
 nonemployees ...       2,726
 Repurchase of
 common stock
 from employees
 ................        (140)
 Interest on
 notes receivable
 from
 stockholders for
 the exercise of
 stock options ..        (162)
 Deferred stock
 compensation ...         --
 Amortization of
 deferred stock
 compensation ...      38,426
 Exercise of
 Series A and C
 warrants .......         467
 Issuance of
 common stock in
 an initial
 public offering,
 net of issuance
 costs...........     126,503
 Conversion of
 Series A, B, C,
 and D preferred
 stock to common
 stock ..........         --
 Net loss .......     (60,686)
 Unrealized
 gain/loss on
 short-term
 investments ....        (101)
 Accretion of
 Series D
 preferred stock
 ................         --
                   -------------
Balances at April
30, 2000 ........    $132,630
                   =============

       See accompanying notes to the consolidated financial statements.

                                 CACHEFLOW INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended April 30,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  --------   --------   -------
Operating Activities
Net loss........................................  $(60,686)  $(13,202)  $(5,507)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization.................       774        261        91
  Stock compensation............................    38,405      3,776        59
  Interest on notes receivable from
   stockholders.................................      (162)        (5)      --
  Debt issuance costs...........................       256        437       --
Changes in operating assets and liabilities:
  Accounts receivable...........................    (1,759)    (1,353)      --
  Inventories...................................    (3,809)      (525)     (369)
  Prepaid expenses and other current assets.....    (1,396)        (7)      (40)
  Other assets..................................      (883)      (719)       (7)
  Accounts payable..............................     1,001      1,035       362
  Accrued liabilities...........................     4,686        594       359
                                                  --------   --------   -------
    Net cash used in operating activities.......   (23,573)    (9,708)   (5,052)
Investing Activities
Purchases of property and equipment.............    (4,034)      (971)     (623)
Purchases of short-term investments.............   (33,897)       --      3,410
                                                  --------   --------   -------
    Net cash used in investing activities.......   (37,931)      (971)    2,787
Financing Activities
Net proceeds from issuance of preferred stock...    23,526        --      9,329
Net proceeds from issuance of common stock......   132,112      1,051        25
Repurchase of employee common stock.............      (140)       --         (8)
Payments on debt obligations and line of
 credit.........................................    (4,753)       (73)      (55)
Borrowings from line of credit..................       --         643       --
Proceeds from issuance of debt obligations......       --       4,000       128
                                                  --------   --------   -------
    Net cash provided by financing activities...   150,745      5,621     9,419
                                                  --------   --------   -------
Net increase (decrease) in cash and cash
 equivalents....................................    89,241     (5,058)    7,154
Cash and cash equivalents at beginning of year..     2,291      7,349       195
                                                  --------   --------   -------
Cash and cash equivalents at end of year........  $ 91,532   $  2,291   $ 7,349
                                                  ========   ========   =======
Supplemental disclosure of cash flow information
Cash paid for interest..........................  $    309   $    375   $    10
                                                  ========   ========   =======
Noncash investing and financing activities
Purchase of equipment under capital lease.......  $    110   $    --    $   --
                                                  ========   ========   =======
Warrants issued in connection with long-term
 debt and strategic customer arrangements.......   $   509    $   437    $  --
                                                  ========   ========   =======
Accretion of preferred stock....................  $  1,967   $    --    $   --
                                                  ========   ========   =======
Issuance of notes receivable to stockholders for
 the exercise of stock options and related
 interest.......................................   $(3,547)   $(1,004)   $  --
                                                  ========   ========   =======

        See accompanying notes to the consolidated financial statements.

                                CACHEFLOW, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

 Organization

   CacheFlow Inc., hereafter also referred to as the "Company," was organized and incorporated in the state of Delaware on March 13, 1996. The Company operates in one segment to design, develop, market and support high-performance Internet caching appliances.

 Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. From inception in March 1996 through April 30, 1998, the Company was considered to be in the development stage. The Company's sales activities were initiated in the first quarter of fiscal 1999.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash, Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consisted primarily of commercial paper investments at April 30, 2000, and money market investments at April 30, 1999. Short-term investments consisted of debt securities with original maturities between three months and two years.

   Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable debt securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in accumulated other comprehensive income
(loss) in stockholders' equity (deficit). Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends on all securities are included in interest income.

 Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities, and trade receivables. The Company maintains its demand deposit accounts and its money market accounts primarily with one financial institution. The Company's investment advisors are instructed to only invest in high-quality, investment grade securities and to limit investment exposure in any one issue. The Company has partially financed its operations through long-term debt with a lending institution. Management believes the financial risks associated with these financial instruments are minimal.

   The Company generally does not require collateral for sales to customers. For the year ended April 30, 2000, no customers individually accounted for over 10% of our net sales. For the year ended April 30, 1999, three customers individually accounted for over 10% of our net sales, for an aggregate of approximately 33% of our net sales.

                                CACHEFLOW, INC.

 Concentrations of Supply

   The Company currently purchases several key parts and components used in the manufacture of its Internet caching appliance products from limited sources of supply.

 Concentrations of Sales

   The Company's Internet caching appliance product family and related services have accounted for all of the Company's net sales for the two years ended April 30, 2000.

 Inventories

   Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method.

 Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the lesser of the estimated useful life, generally three to five years, or the lease term of the respective assets.

 Revenue Recognition

   The Company generally recognizes product revenue upon shipment assuming that collectibility is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recorded evenly over the life of the contract. Maintenance contract revenue for the year ended April 30, 2000 and 1999 was $360,000 and $25,000, respectively.

 Warranty Reserves

   The Company's products generally carry a one-year warranty that includes factory repair services. Estimated expenses for warranty obligations, including the cost of replacement parts, are generally accrued at the same time as related product revenue is recognized.

 Income Taxes

   The Company uses the liability method to account for income taxes as required by the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Research and Development

   Costs to develop the Company's products are expensed as incurred in accordance with the FASB's Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," which establishes accounting and reporting standards for research and development.

                                CACHEFLOW, INC.

   Comprehensive Income (Loss)

   The Company reports comprehensive income (loss) in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Included in other comprehensive income (loss) for the Company are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in "Accumulated other comprehensive loss" in the stockholder's equity section of the balance sheet. The following table presents the Company's comprehensive net loss (in thousands):

                                                     Year Ended April 30,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   Net loss available to common stockholders...... $(62,653) $(13,202) $(5,507)
   Unrealized loss on investments.................     (101)      --       --
                                                   --------  --------  -------
   Comprehensive loss............................. $(62,754) $(13,202) $(5,507)
                                                   ========  ========  =======

 Stock-Based Compensation

   The Company accounts for its stock options and equity awards in accordance with the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to follow the "disclosure only" alternative prescribed by the FASB's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123).

 Fair Value of Financial Instruments

   The fair value of the Company's short-term investments is based on quoted market prices. The fair value of long-term debt obligations are estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying values of these obligations approximate their fair values.

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

                                CACHEFLOW, INC.

   The following table presents the calculation of basic and diluted net loss per common share and pro forma basic and diluted net loss per common share (in thousands, except per share amounts):

                                                      Year Ended April 30,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
   Historical:
     Net loss available to common stockholders....  $(62,653) $(13,202) $(5,507)
                                                    ========  ========  =======
     Weighted-average shares of common stock
      outstanding.................................    23,555     9,214    7,340
     Less: Weighted-average shares subject to
      repurchase..................................    (4,620)   (3,121)  (3,498)
                                                    --------  --------  -------
     Weighted-average shares used in computing
      basic and diluted net loss per common
      share.......................................    18,935     6,093    3,842
                                                    ========  ========  =======
     Basic and diluted net loss per common share..  $  (3.31) $  (2.17) $ (1.43)
                                                    ========  ========  =======
   Pro Forma:
     Shares used above............................    18,935     6,093    3,842
     Pro forma adjustment to reflect the weighted
      effect of the assumed conversion of
      preferred stock.............................     7,919     9,970
     Pro forma adjustment to reflect the weighted
      effect of the assumed conversion of
      preferred stock warrants....................       364       563
                                                    --------  --------
     Shares used in computing pro forma basic and
      diluted net loss per common share...........    27,218    16,626
                                                    ========  ========
     Pro forma basic and diluted net loss per
      common share................................  $  (2.30) $  (0.79)
                                                    ========  ========

   The Company has excluded all preferred stock, warrants for preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per common share was (in thousands) 14,784, 16,980, and 14,548 for the three years ended April 30, 2000, 1999 and 1998.

 Foreign Currency Adjustments

   Management has determined that the functional currency of the Company's domestic and foreign operations is the U.S. dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial position and results of operations from local currencies into the functional currency, are included in "interest expense." These amounts have not been material for each of the three years in the period ended April 30, 2000.

 Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expenses for the years ended April 30, 2000, 1999 and 1998 were $450,000, $270,000, and
$84,000, respectively, and are included in sales and marketing expenses.

 Segment Information

   The Company has adopted the FASB's Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates in one

                                CACHEFLOW, INC.

segment to design, develop and market Internet caching appliances that are specifically designed, or purpose-built, to accelerate and manage the flow of information over the Internet.

 Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133), which will be effective for the Company's fiscal year ending April 30, 2002. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not evaluated the impact of FAS 133; however, it believes the adoption of FAS 133 will not have a material effect on the consolidated financial position, results of operations, or cash flows as the Company has not entered into any derivative contracts.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of public registrants. The provisions of SAB 101 are effective for the Company in the fourth quarter of fiscal 2001. SAB 101 had no effect on our operating results for the year ended April 30, 2000 and is not expected to materially impact our future results of operations.

Note 2. Balance Sheet Data

   Cash equivalents and short-term investments consisted of the following (in thousands):

                                                  April 30, 2000
                                    -------------------------------------------
                                                Gross      Gross     Estimated
                                    Amortized Unrealized Unrealized Fair Market
                                      Cost       Gain       Loss       Value
                                    --------- ---------- ---------- -----------
   Money market funds.............  $   1,636   $ --       $ --      $  1,636
   Commercial paper...............     66,514     --         (25)      66,489
   Corporate debt securities......     56,399       2        (78)      56,323
                                    ---------   -----      -----     --------
                                    $ 124,549   $   2      $(103)    $124,448
                                    =========   =====      =====     ========
   Included in cash equivalents...  $  90,683   $   2      $ (25)    $ 90,660
   Included in short-term
    investments...................     33,866     --         (78)      33,788
                                    ---------   -----      -----     --------
                                    $ 124,549   $   2      $(103)    $124,448
                                    =========   =====      =====     ========
   Due within one year............  $ 114,523   $   2      $ (62)    $114,463
   Due between one and two years..     10,026     --         (41)       9,985
                                    ---------   -----      -----     --------
                                    $ 124,549   $   2      $(103)    $124,448
                                    =========   =====      =====     ========

   As of April 30, 1999, the Company had $2,263,000 of money market funds in cash and cash equivalents.

                                CACHEFLOW, INC.

   Inventories consisted of the following (in thousands):

                                                                  April 30,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
   Raw materials............................................... $ 2,380  $  610
   Work-in-process.............................................     317      45
   Finished goods..............................................   2,044     277
                                                                -------  ------
                                                                $ 4,741  $  932
                                                                =======  ======

   Property and equipment, net consisted of the following (in thousands):

                                                                  April 30,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
   Computer and office equipment............................... $ 3,925  $1,224
   Software....................................................   1,446     469
   Furniture and fixtures......................................     307      23
   Leasehold improvements......................................     182     --
                                                                -------  ------
                                                                  5,860   1,716
   Less accumulated depreciation and amortization..............  (1,139)   (365)
                                                                -------  ------
                                                                $ 4,721  $1,351
                                                                =======  ======

   Certain computer and office equipment are recorded under capital lease arrangements that aggregated $29,000 as of April 30, 1999 (none were outstanding as of April 30, 2000). Accumulated amortization on the assets recorded under capital leases aggregated $8,000 as of April 30, 1999.

 Note Receivable from Officer

   In August 1999, the Company entered into a five-year non-recourse, non-interest bearing note for $800,000 with an officer of the Company for the purchase of a primary residence. The note is secured by the officer's primary residence, and is presented in "Other assets" in the Company's balance sheet at April 30, 2000.

Note 3. Stockholders' Equity (Deficit)

 Stock Split

   In June 1999, the Company's Board of Directors and stockholders approved a 2-for-1 stock split of the Company's authorized, issued and outstanding common and preferred stock. All common and preferred share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 2-for-1 stock split.

                                CACHEFLOW, INC.

 Preferred Stock

   Preferred stock consisted of the following series (in thousands, except per share amounts):

                            Shares     Shares Issued and
                         Authorized at   Outstanding at           Per Share           Aggregate
                           April 30,       April 30,      -------------------------  Liquidation
                         ------------- ------------------ Noncumulative Liquidation Preference at
 Series                   2000   1999    2000     1999      Dividend    Preference  April 30, 2000
 ------                  ------ ------ -------- --------- ------------- ----------- --------------
A.......................    --   6,394     --       5,831     $0.07       $ 0.88        $ --
B.......................    --   4,400     --       4,139     $0.23       $ 2.26          --
C.......................    --     --      --         --      $0.46       $ 4.58          --
D.......................    --     --      --         --      $1.10       $11.00          --
Undesignated............ 10,000 19,206     --         --      $0.00       $ 0.00          --
                         ------ ------ -------  ---------                               -----
  Total................. 10,000 30,000     --       9,970                               $ --
                         ====== ====== =======  =========                               =====

   The holders of Series A, B, C and D preferred stock are entitled to annual noncumulative dividends per share as shown above when and if declared by the board of directors. In the event of any voluntary or involuntary liquidation of the Company, Series A, B, C and D preferred stockholders are entitled to a liquidation preference per share as shown above plus any declared but unpaid dividends, all in preference to the holders of the common stock. If upon occurrence of such event, the asset and funds thus distributed among the holders of the preferred stock shall be insufficient to permit the payment to such holders, then the entire assets and funds of the corporation legally available for distribution shall distribute ratably among the holders of Series A, B, C and D preferred stock in proportion to the aggregate preferential amounts each such holder is otherwise entitled to receive. Upon the completion of a distribution, the holders of the common stock will ratably receive any and all remaining assets of the Company. No dividends on the Company's preferred stock have been declared.

   The holders of Series A, B and C preferred stock have the right, at any time after the date of issuance, to convert each of their shares into common shares. The initial conversion ratio is one-to-one for shares of Series A, B, and C preferred shares but is subject to adjustments for dilution. The holders of each share of preferred stock have the right to one vote for each share of common stock into which the preferred stock can be converted.

   In September 1999, the Company's Board of Directors approved a decrease in authorized shares of preferred stock from 30,000,000 to 10,000,000 upon the completion of the Company's initial public offering of its common stock.

   In November 1999, the Company authorized and issued 280,953 shares of series D preferred stock at $11.00 per share. The series D preferred stock has similar rights, preferences and privileges as series A, B, and C preferred stock. In connection with the issuance of the series D preferred stock, the Company recorded a non-cash charge of approximately $1,967,000 to accrete the stock to its fair value.

   In November 1999, the Company closed its initial public offering of its common stock and all preferred shares outstanding on the close date were converted one-for-one into shares of common stock.

 Stock Option Grants

   The Company granted 677,380 options to a consultant of the Company who is also the holder of Series D preferred shares on October 13, 1999 to purchase common stock at an exercise price of $4.00 per share. The

                                CACHEFLOW, INC.

options were immediately vested, nonforfeitable and exerciseable and were subsequently exercised. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free rate of 6.0%, expected life of the options of 0.05 years, 60% volatility and no dividend yield. The Company calculated a value of approximately $8,129,000 for the consultant's options and recorded this amount in October 1999.

 Warrants

   In October and November of 1996, the Company issued a total of 562,850 warrants to purchase Series A preferred stock at an exercise price of $0.875 per share. The warrants were immediately exercisable and expired at the earlier of April 30, 2000 or at the completion of the Company's initial public offering of its common stock. In November 1999, all of these warrants were exercised prior to the completion of the Company's initial public offering.

   In connection with the long-term debt agreements entered into in November 1998, the Company issued warrants to purchase 141,842 shares of Series B preferred stock at an exercise price of $3.42 per share. The value of the Series B warrants was estimated using the Black-Scholes option pricing model with the following assumptions: weighted-average risk free interest rate of 6.0%, weighted-average contractual life of 0.22 years, 60% volatility and no dividend yield. The Company calculated a value of $507,000 and this amount was recorded as deferred issuance costs in other assets. This amount was amortized over the term of the agreement to interest expense. In December 1999, this long-term debt arrangement was repaid and terminated, at which time the unamortized deferred issuance costs, which were immaterial, were written off as interest expense.

   In April 1999, the Company entered into a strategic relationship with a customer. As part of the arrangement the Company issued warrants to purchase 110,000 shares of Series C preferred stock at an exercise price of $4.575 per share. A portion of the warrants was immediately exercisable and the remaining warrants became exercisable in September 1999. The warrants expired at the earlier of April 30, 2002 or at the completion of the Company's initial public offering of its common stock. In April 1999, the Company recorded a charge of $17,000 based on the fair value of the warrants. The Company recorded an additional charge of approximately $604,000 in the year ended April 30, 2000, which represents the fair value of the warrants. The fair value of the warrants was determined using the Black-Scholes model. In November 1999, all of these warrants were exercised prior to completion of the Company's initial public offering.

 Common Stock

   On November 19, 1999, the Company completed its initial public offering, in which it sold 5,750,000 shares of common stock (including an over-allotment option of 750,000 shares) at $24 per share. Upon the closing of the offering, all of the Company's preferred stock converted to common stock. Proceeds from the offering were approximately $126,502,000, net of underwriter's discounts, commissions and offering costs.

   The Company has entered into Stock Purchase Agreements in connection with the sale of common stock to employees, consultants and directors. The Company typically has the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the employees, consultants, and directors service periods. The repurchase right generally declines on a percentage basis over four years based on the length of the each respective employee's continued employment with the Company, and the director's membership on the Board of Directors under this agreement. As of April 30, 2000, 1999 and 1998, 3,987,916, 4,963,456 and 1,467,082 shares, respectively, of common stock issued under these agreements were subject to repurchase.

                                CACHEFLOW, INC.

   In September 1999, the Company's Board of Directors approved an increase in authorized shares of common stock from 60,000,000 to 200,000,000 upon the completion of the Company's initial public offering of its common stock.

 Shares of Common Stock Reserved for Future Issuance

   Common stock reserved for future issuance consisted of the following (in thousands):

                                                                     April 30,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
   Common stock reserved for:
     Preferred stock..............................................    --   9,970
     1996 Stock Option Plan.......................................  6,880  2,058
     1999 Stock Incentive Plan....................................  7,240    --
     1999 Director Option Plan....................................    500    --
     2000 Supplemental Stock Option Plan..........................  3,000
     Employee Stock Purchase Plan.................................  3,000    --
     Preferred stock warrants.....................................    142    814
     Other option grants..........................................    300    --
                                                                   ------ ------
                                                                   21,062 12,842
                                                                   ====== ======

 Notes Receivable from Stockholders

   In April 1999, the Company entered into a note for $999,900 with an officer of the Company for the purchase of common stock. The note bears interest at 4.99% and the note and related interest are payable in full on April 12, 2004. The note is secured by 2 million shares of common stock of the Company owned by the officer. The note was issued with full recourse.

   In September 1999, the Company entered into two five-year notes for $495,000 each with two employees of the Company for the purchase of common stock. The notes bear interest at 5.98% and the notes and related interest are payable in full in September 2004. Each note is secured by 90,000 shares of common stock of the Company owned by each employee. The notes are full recourse.

   In October 1999, the Company entered into a five-year note for $2,519,900 with an officer of the Company for the purchase of common stock. The note bears interest at 5.54% and the note and related interest are payable in full in October 2004. The note is secured by 420,000 shares of common stock of the Company owned by the officer. The note is full recourse.

Note 4. Employee and Director Stock Plans

   In 1996, the Company established the 1996 Stock Option Plan (the 1996 Plan) under which stock options may be granted to employees, directors and consultants of the Company and authorized 1,000,000 shares of common stock thereunder. Through various amendments, the Board of Directors and stockholders approved the increase in the number of shares authorized for issuance under the 1996 Plan to 15,643,000. Under the 1996 Plan, nonstatutory stock options may be granted to employees and consultants, and incentive stock options (ISO) may be granted only to employees. In the case of an ISO that is granted to an employee who, at the time of the grant of such option, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the per share exercise price shall not be less than 110% of the fair market value per share on the date of grant or, granted to any other employee, the per share exercise price shall not be

                                CACHEFLOW, INC.

less than 100% of the fair value per share on the date of grant. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date.

   Options issued under the 1996 Plan are immediately exercisable, and shares issued upon exercise of an option are subject to a right of repurchase by the Company at the original issuance price. The repurchase right lapses as determined by the Company's Board of Directors, generally 25% after one year and 2.08% per month thereafter. At April 30, 2000, 1999, and 1998 the Company had 3,988,000, 4,327,000, and 269,000 shares, respectively, which were subject to repurchase rights under the 1996 Plan. No shares were repurchased under the 1996 plan during fiscal 1999 and 1998. For the year ended April 30, 2000, 429,000 shares were repurchased under the 1996 Plan at the original issuance price.

   The 1996 Plan will continue in effect for a term of ten years unless terminated by the Company's Board of Directors at an earlier date. Any option granted under the 1996 plan shall be exercisable at such times and under such conditions as determined by the Company's Board of Directors.

 Employee Stock Purchase Plan

   In September 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan, or ESPP. The plan became effective upon the effective date of the Company's initial public offering of its common stock. As of April 30, 2000, a total of 3,000,000 shares of common stock have been reserved for issuance under the plan. Under the plan, eligible employees may purchase common stock through payroll deductions, which in any event may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. The number of shares reserved under the Employee Stock Purchase Plan automatically increased by 500,000 shares beginning January 31, 2000, and will continue to do so annually. The Company's Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

 1999 Stock Incentive Plan

   In September 1999, the Company's Board of Directors adopted the 1999 Stock Incentive Plan (the "Incentive Plan") under which 5,000,000 shares of common stock have been reserved for issuance. The plan became effective upon the effective date of the Company's initial public offering of its common stock. The number of shares reserved under the Incentive Plan automatically increased on January 1, 2000 by 1,794,013 shares and will increase on an annual basis by the lesser of 5% of the total amount of common stock outstanding or 2,000,000 shares. The exercise price for incentive stock options and non-qualified stock options may not be less than 100% and 85%, respectively, of the fair market value of common stock on the option grant date.

 1999 Director Option Plan

   In September 1999, the Company's Board of Directors adopted the 1999 Director Option Plan (the "Directors' Plan") under which 500,000 shares of common stock have been reserved for issuance. The Director's Plan became effective on the date of its adoption. Each non-employee director joining the Board of Directors following the effective date of the initial public offering will automatically receive options to purchase 25,000 shares of common stock. In addition, each non-employee director will automatically receive options to purchase 5,000 shares of common stock at each annual meeting of the Board of Directors held in the year 2000 and thereafter. Each option will have an exercise price equal to the fair market value of the common stock on the option grant date. The number of shares reserved under the Directors' Plan automatically increased by 100,000 shares beginning January 31, 2000 and will continue to do so annually. The Company's Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

                                CACHEFLOW, INC.

 2000 Supplemental Stock Option Plan

   In February 2000, the Company's board of directors adopted the 2000 Supplemental Stock Option Plan (the "2000 Plan") under which 3,000,000 shares of common stock have been reserved for issuance. Employees and consultants are eligible to participate in the 2000 Plan, and outside directors and executive officers are not eligible to participate. The 2000 Plan provides for the grant of nonstatutory stock options to purchase shares of our common stock and restricted shares of our common stock. The exercise price for stock options issued under the 2000 Plan may not be less than 25% of the fair market value of common stock on the option grant date.

   Stock option activity under all plans and options issued outside all plans were as follows (in thousands except per share amounts):

                                                         Outstanding Options
                                                      --------------------------
                                                                Weighted-Average
                                                      Number of  Exercise Price
                                                       Shares      Per Share
                                                      --------- ----------------
   Balance at April 30, 1997.........................     850        $ 0.06
     Options granted.................................   3,386        $ 0.09
     Options exercised...............................    (340)       $ 0.08
     Options canceled................................    (150)       $ 0.08
                                                       ------
   Balance at April 30, 1998.........................   3,746        $ 0.09
     Options granted.................................   5,371        $ 0.61
     Options exercised...............................  (6,843)       $ 0.37
     Options canceled................................    (406)       $ 0.34
                                                       ------
   Balance at April 30, 1999.........................   1,868        $ 0.51
     Options granted.................................  11,743        $18.96
     Options exercised...............................  (2,477)       $ 3.74
     Options canceled................................    (480)       $11.08
                                                       ------
   Balance at April 30, 2000.........................  10,654        $19.62
                                                       ======

   The following table summarizes information about stock options outstanding at April 30, 2000 (in thousands except per share amounts and life).

                        Options Outstanding                                 Options Exerciseable
-------------------------------------------------------------------- ----------------------------------
                 Number of Options Weighted Average                  Number of Options
   Range of       Outstanding at   Contractual Life Weighted Average  Exerciseable at  Weighted Average
Exercise Prices   April 30, 2000       (Years)       Exercise Price   April 30, 2000    Exercise Price
---------------  ----------------- ---------------- ---------------- ----------------- ----------------
$0.075-$  0.50           769             8.24            $ 0.41              769           $  0.41
$ 1.00-$  2.00         1,576             9.16            $ 1.78            1,166           $  1.79
$ 4.00-$  5.50         2,455             9.36            $ 4.61            2,136           $  4.54
$ 6.00-$ 12.00         1,128             9.52            $10.34              973           $ 10.25
$24.00-$ 25.50         1,121             9.58            $24.20              810           $ 24.00
$26.10-$ 30.50         2,811             9.95            $30.27               19           $ 30.50
$85.00-$101.50           794             9.77            $88.99              --            $101.50
                      ------             ----            ------            -----           -------
$0.075-$101.50        10,654             9.48            $19.62            5,873           $  7.21
                      ======                                               =====

   At April 30, 2000, 7,266,827 shares were available for future option grants under all plans.

                                CACHEFLOW, INC.

 Stock Compensation

   For the three years ended April 30, 2000, 1999, and 1998 the Company recorded deferred stock compensation of $71,848,000, $13,569,000 and $150,000, respectively. These amounts represent the difference between the exercise price and the deemed fair value of the Company's common stock on the date such stock options were granted. For the three years ended April 30, 2000, 1999, and 1998 the Company recorded amortization of stock compensation of $38,426,000, $3,600,000 and $52,000, respectively. At April 30, 2000 and 1999, the Company had $43,489,000 and $10,067,000, respectively, of remaining unamortized deferred compensation. Such amounts are included as a reduction of stockholders' equity (deficit) and are being amortized using a graded method over the vesting period of each respective option.

 Pro Forma Disclosures of the Effect of Stock-Based Compensation

   Pro forma information regarding results of operations and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value for each stock-based award was estimated at the date of grant using the Black-Scholes option pricing model for the year ended April 30, 2000 and the minimum value option pricing model for the years ended April 30, 1999 and 1998 with the following weighted-average assumptions:

                                                          Year Ended April
                                                                 30,
                                                         ----------------------
                                                            Options        ESPP
                                                         ----------------  ----
                                                         2000  1999  1998  2000
                                                         ----  ----  ----  ----
   Risk-free interest rate.............................. 6.25% 6.00% 6.00% 6.25%
   Dividend yield.......................................    0%    0%    0%    0%
   Expected life (years)................................    5     5     5  0.67
   Expected volatility.................................. 1.29   n/a   n/a  2.37

   The option valuation models were developed for use in the estimation of the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based awards.

   For purposes of pro forma disclosures, the estimated fair value of the Company's stock-based awards to employees is amortized to pro forma expense over the vesting period for stock options and over the six-month purchase period for stock purchases under the ESPP. Pro forma information follows (in thousands, except per share amounts):

                                                  Year Ended April 30,
                                              --------------------------------
                                                2000      1999     1998
                                              --------  --------  -------
   Pro forma net loss........................ $(74,940) $(13,261) $(5,520)
                                              ========  ========  =======
   Pro forma basic and diluted net loss per
    common share............................. $  (3.96) $  (2.18) $ (1.43)
                                              ========  ========  =======

   The per share weighted average grant date fair value of options granted, which is the value assigned to the options under FAS 123, was $19.79, $0.14 and $0.02, for options granted for the years ended April 30, 2000, 1999 and 1998, respectively. The weighted average fair value of employee stock purchase rights issued under the Company's ESPP was $17.36 per share for the year ended April 30, 2000 (the year the ESPP was adopted).

                                CACHEFLOW, INC.

   The pro forma impact of stock-based awards on the net loss for the year ended April 30, 1998 reflects compensation expense for two years' vesting while the year ended April 30, 1999 reflects compensation expense for three years' vesting of outstanding stock-based awards.

Note 5. Income Taxes

   The provision for income taxes of $73,000 for the year ended April 30, 2000 is composed entirely of foreign corporate income taxes. There is no provision for income taxes for the years ended April 30, 1999 and 1998.

   A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to income (loss) before income tax provision is summarized as follows (in thousands):

                                                      Year Ended April 30,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
   Provision at statutory rate..................... $(21,215) $(4,621) $(1,927)
   Future benefits not currently recognized........   12,686    2,784    1,925
   Stock compensation..............................    8,506    1,475      --
   Other...........................................       96      362        2
                                                    --------  -------  -------
     Provision for income taxes.................... $     73  $   --   $   --
                                                    ========  =======  =======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                April 30,
                                                            -------------------
                                                              2000       1999
                                                            ---------  --------
   Deferred tax assets:
     Net operating loss carryforwards...................... $  12,659  $  5,384
     Stock compensation expenses...........................     6,547       --
     Other.................................................     1,974       729
                                                            ---------  --------
       Total deferred tax assets........................... $  21,180  $  6,113
   Valuation allowance.....................................   (21,180)   (6,113)
                                                            ---------  --------
   Net deferred tax assets................................. $     --   $    --
                                                            =========  ========

   The Company has incurred losses from inception through fiscal 2000. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full valuation allowance has been recorded at April 30, 2000 and 1999. The valuation allowance increased $15,067,000 and $3,621,000 during 2000 and 1999, respectively.

   As of April 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $33,476,000, which expire in fiscal years 2011 through 2020.

   The Company also had net operating loss carryforwards for state income tax purposes of approximately $16,400,000, which expire in fiscal years 2004 through 2005.

   Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

                                CACHEFLOW, INC.

Note 6. Lines of Credit and Long-Term Debt Obligations

   In November 1996, the Company entered into a borrowing arrangement with a financial institution for a line of credit of $400,000. The borrowings under the line of credit bore interest at the prime rate plus 2% (10.5% at April 30, 1998) and were scheduled to expire in May 1999. In November 1998, the Company amended the line of credit agreement with the same financial institution such that the total available credit was increased from $400,000 to $3,000,000. The amended $3,000,000 credit line was comprised of two components: a $2,500,000 credit line and a $500,000 term loan. Each component is discussed further below.

   The $2,500,000 credit line was limited such that the Company may not borrow in excess of $2,500,000 or 80% of eligible domestic accounts receivable balances plus 65% of foreign accounts receivable balances. The amended $2,500,000 amended credit line bore interest at the financial institution's prime rate plus 0.75% (8.5% at April 30, 1999, respectively) and was scheduled to expire in November 1999. As of April 30, 1999, the outstanding balance under the amended line of credit was $643,000. In November 1999, the Company again amended the line of credit agreement with the same financial institution such that the $2,500,000 credit line bore interest at the financial institution's prime rate plus 0.50% and was scheduled to expire in April 2000. In December 1999, the outstanding balance was repaid in full and the credit line was terminated.

   The $500,000 term loan, which was scheduled to expire in November 2002, bore interest at the financial institution's prime rate plus 1.75% (9.5% at April 30, 1999). As of April 30, 1999, the full $500,000 was outstanding under the term loan. In December 1999, the outstanding balance was repaid in full and the term loan was terminated.

   In November 1998, the Company entered into an additional credit agreement with another financial institution, which provided a total credit facility of $3,850,000. A portion of the credit facility represented a $3,500,000 three-year term loan, all of which was outstanding as of April 30, 1999. The remaining $350,000 of available credit is related to an equipment line of credit, of which no amount was outstanding as of April 30, 1999. The term loan and equipment line of credit were secured by substantially all of the Company's assets, bore interest at 13% and 11.4% and were scheduled to mature in November 2002 and May 2000, respectively. This credit facility was repaid in full during December 1999 and was terminated.

   The above agreements required the Company to maintain compliance with certain financial covenants and prohibit the Company from paying dividends on its common stock. As of April 30, 1999 the Company was in compliance with such financial covenants. The compliance covenants were not in effect as of April 30, 2000 since all of the Company's credit facilities had been terminated by that date. As of April 30, 2000 and 1999, the total amount available under the Company's financial arrangements was none and $568,000, respectively.

Note 7. Defined Contribution Benefit Plan

   The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all United States-based employees. Eligible employees may contribute pre-tax amounts to the plan via payroll withholdings, subject to certain limitations. The Company does not match contributions by plan participants.

                                CACHEFLOW, INC.

Note 8. Lease Commitments

   The Company leases certain facilities and equipment under noncancelable operating leases. Certain of the Company's facility leases provide for periodic rent increases based on the general rate of inflation. Future minimum lease payments under operating leases are as follows (in thousands):

   Year ending April 30,
     2001.............................................................. $ 2,414
     2002..............................................................   2,099
     2003..............................................................   1,921
     2004..............................................................   1,879
     2005..............................................................   1,943
     Thereafter........................................................     866
                                                                        -------
   Total minimum lease payments........................................ $11,122
                                                                        =======

   Rent expense for the three years ended April 30, 2000, 1999 and 1998 was $2,342,000, $1,300,000 and $329,000 respectively.

Note 9. Litigation

   On September 16, 1999, Nokia IP, Inc. filed a lawsuit in Santa Clara County Superior Court naming CacheFlow Inc., and certain officers of the company, as defendants. These officers were formerly employed by Ipsilon Networks, Inc., which was acquired by Nokia in December 1997. Following the acquisition, these officers became employees of Nokia upon completion of the acquisition. Nokia's complaint alleged that the Company and these officers formerly employed by Nokia acted improperly in hiring other former Nokia employees. The lawsuit also claimed that a certain officer of the Company violated a non-competition provision contained in his employment agreement with Nokia. The complaint demanded compensatory and punitive damages as well as a court order prohibiting the defendants from disclosing or using Nokia's trade secrets or confidential information, or acting in a manner that violates these officers' contractual duties to Nokia. The Company and the individual defendants filed an answer to the complaint denying Nokia's allegations. On November 14, 1999, the Company and Nokia executed a term sheet settling the litigation. On February 8, 2000, the Company completed a definitive settlement agreement with Nokia and thereafter Nokia filed with the court a notice of dismissal terminating the lawsuit. The confidential settlement agreement does not require the Company to make any monetary payments to Nokia.

   From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 10. Geographic Information Reporting

   The Company operates in one segment to design, develop, market and support high-performance Internet caching appliances. Total export revenue consisted of sales from the Company's U.S. operations to non-affiliated customers in other geographic regions. Sales between geographic areas are accounted for at prices that provide a profit, and are in accordance with the rules and regulations of the respective governing authorities. During fiscal 2000 and 1999, there were no intra-enterprise sales, and no material long-lived assets were located in the Company's foreign operations. No geographical information was provided for 1998, as there were no net sales.

                                CACHEFLOW, INC.

   The following is a summary of net sales by geographic area (in thousands):

                                                            Year Ended April 30,
                                                            ---------------------
                                                               2000      1999
                                                            ---------- ----------
   North America........................................... $   15,349 $   3,920
   Europe..................................................      4,982     1,376
   Asia....................................................      8,946     1,740
                                                            ---------- ---------
   Consolidated............................................ $   29,277 $   7,036
                                                            ========== =========

Note 11. Selected Quarterly Financial Data (unaudited, in thousands, except per share data)

                                                   Three Months Ended
                             --------------------------------------------------------------
                             July 31, 1999 October 31, 1999 January 31, 2000 April 30, 2000
                             ------------- ---------------- ---------------- --------------
   Net sales...............    $  3,612       $   4,838        $   8,033       $  12,794
   Gross profit............       2,232           2,952            4,951           7,930
   Net loss................      (6,557)        (20,591)         (17,772)        (17,733)
   Basic and diluted net
    loss per common share..       (0.80)          (2.35)           (0.64)          (0.56)
                                                   Three Months Ended
                             --------------------------------------------------------------
                             July 31, 1998 October 31, 1998 January 31, 1999 April 30, 1999
                             ------------- ---------------- ---------------- --------------
   Net sales...............    $    809       $   1,082        $   2,201       $   2,944
   Gross profit............         211             430            1,311           1,787
   Net loss................      (2,302)         (3,486)          (2,817)         (4,597)
   Basic and diluted net
    loss per common share..       (0.47)          (0.62)           (0.45)          (0.63)

Note 12. Subsequent Event

 Business Acquisition

   On June 5, 2000, the Company acquired all of the outstanding capital stock of SpringBank Networks, Inc. ("SpringBank"), through a stock-for-stock merger, pursuant to which each issued and outstanding share of common stock of SpringBank was converted into the right to receive 0.2 shares of common stock of CacheFlow. In addition, each outstanding option to purchase SpringBank Common Stock was assumed by CacheFlow and converted into an option to purchase
0.2 shares of CacheFlow Common Stock determined pursuant to the exchange ratio in the Merger Agreement. The exercise price of the options to purchase CacheFlow Common Stock was also determined pursuant to the exchange ratio in the Merger Agreement. Purchase consideration totaled approximately $177 million and included approximately 2.8 million shares of CacheFlow Common Stock and approximately $8 million of assumed liabilities. This transaction was accounted for as a purchase, and the purchase price was allocated to tangible and intangible assets in proportion to the fair value of those assets.

 Repayment of Notes Receivable

   As of July 10, 2000, an officer of the Company repaid the Company all principal and accrued interest owed under an $800,000 promissory note to purchase a primary residence and a $999,900 promissory note to purchase shares of common stock.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
CacheFlow Inc.

   We have audited the accompanying consolidated balance sheets of CacheFlow Inc. as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CacheFlow Inc. at April 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Walnut Creek, California
May 16, 2000 except Note 12,
which is as of July 10, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executives of the Registrant

   See the information set forth in the section entitled "Proposal No. 1-- Election of Directors" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission with 120 days after the end of our fiscal year ended April 30, 2000 (the "2000 Proxy Statement"), which is incorporated herein by reference, and the information set forth in the section entitled "Executive Officers of the Registrant." See also the information set forth in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

   See the information set forth in the section entitled "Executive Compensation and Related Information" in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   See the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, which is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements and Financial Statement Schedules

     1. Financial Statements

         See Item 8 of this Form 10-K

     2. Financial Statement Schedules

       The following financial statement schedule of CacheFlow Inc. is filed as part of this Report and should be read in conjunction with the Financial Statements of CacheFlow Inc.

         Schedule II Valuation and Qualifying Accounts and Reserves

       Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3. Exhibits

   Number Description
   ------ -----------
     2.1  Agreement and Plan of Reorganization by and among CacheFlow Inc.,
          Wildcat Merger Corporation, SpringBank Networks, Inc. and Soren
          Christensen (as Stockholder's Agent) (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the
          Commission on June 19, 2000)

     3.1  Amended and Restated Certificate of Incorporation of the Registrant
          (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

     3.2 Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration
          Statement on Form S-1 No. 333-87997)

     4.1  Reference is made to Exhibits 3.1 and 3.2

     4.2  Amended and Restated Investor's Rights Agreement, dated May 28, 1999
          (which is incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

     4.3  Series C Preferred Stock Purchase Agreement, dated May 28, 1999
          (which is incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

     4.4  Amendment No. 1 to Series C Preferred Stock Purchase Agreement, dated
          October 29, 1999 (which is incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1
          No. 333-87997)

     4.5 Specimen Certificate of the Registrant's Common Stock (which is incorporated herein by reference to Exhibit 4.5 to the Registrant's
          Registration Statement on Form S-1 No. 333-87997)

    10.1 Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

    10.2 1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1
          No. 333-87997)

    10.3 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-
          1 No. 333-87997)

    10.4 1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-
          1 No. 333-87997)

   Number Description
   ------ -----------
   10.5   1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement
          on Form S-1 No. 333-87997)

   10.6   Commercial lease agreement between Registrant, the Arrillaga
          Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's
          Registration Statement on Form S-1 No. 333-87997)

   10.7   Commercial lease agreement between Registrant and Redmond Whitehall
          Associates, Inc., dated February 19, 1997 (which is incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration
          Statement on Form S-1 No. 333-87997)

   10.8   Commercial lease agreement between CacheFlow Canada and Wiebe
          Property Corporation Ltd., dated May 1, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration
          Statement on Form S-1 No. 333-87997)

   10.9 Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

   10.10 Offer Letter with Alan Robin (which is incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

   10.11 Offer Letter with Mike Johnson (which is incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

   10.12  Amended and Restated Loan and Security Agreement between the
          Registrant and Silicon Valley Bank, dated October 13, 1998 (which is incorporated herein by reference to Exhibit 10.12 to the Registrant's
          Registration Statement on Form S-1 No. 333-87997)

   10.13  Loan modification agreement between the Registrant and Silicon Valley
          Bank, dated October 12, 1999 (which is incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

   10.14  Subordinated Loan and Security Agreement between the Registrant and
          Comdisco, Inc. dated as of November 18, 1998 (which is incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration
          Statement on Form S-1 No. 333-87997)

   10.15 Series D Preferred Stock Purchase Agreement (which is incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration
          Statement on Form S-1 No. 333-87997)

   10.16 Consulting Agreement with Marc Andreessen (which is incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration
          Statement on Form S-1 No. 333-87997)

   10.17 2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

   16.1 Letter from Deloitte and Touche LLP, former independent accountants to the Registrant (which is incorporated herein by reference to Exhibit 16.1 to the Registrant's Registration Statement on Form S-1
          No. 333-87997)

   16.2 Letter from PricewaterhouseCoopers LLP, former independent accountants to the Registrant (which is incorporated herein by reference to Exhibit 16.2 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

   21.1   Subsidiaries (which is incorporated herein by reference to Exhibit
          21.1 to the Registrant's Registration Statement on Form S-1 No. 333-
          87997)

   23.1   Consent of Ernst & Young LLP, independent auditors

   27.1   Financial Data Schedule

   (b) No reports on Form 8-K were filed during the quarter ended April 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cacheflow Inc.
                                          (Registrant)

                                                   /s/ Brian M. NeSmith
July 28, 2000                             By: _________________________________
                                                    Brian M. NeSmith
                                           President, Chief Executive Officer
                                                       and Director

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian M. NeSmith and Michael J. Johnson, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of Sections 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----
        /s/ Brian M. NeSmith           President, Chief Executive    July 28, 2000
______________________________________  Officer and Director
           Brian M. NeSmith             (Principal Executive
                                        Officer)

       /s/ Michael J. Johnson          Vice President, Chief         July 28, 2000
______________________________________  Financial Officer and
          Michael J. Johnson            Secretary (Principal
                                        Financial and Accounting
                                        Officer)

        /s/ Marc Andreessen            Director                      July 28, 2000
______________________________________
           Marc Andreessen

         /s/ David W. Hanna            Director                      July 28, 2000
______________________________________
            David W. Hanna

______________________________________ Chairman of the Board,
          Michael A. Malcolm            Director

       /s/ Stuart G. Phillips          Director                      July 28, 2000
______________________________________
          Stuart G. Phillips

       /s/ Andrew S. Rachleff          Director                      July 28, 2000
______________________________________
          Andrew S. Rachleff

                                 EXHIBIT INDEX

 Number Description
 ------ -----------
   2.1  Agreement and Plan of Reorganization by and among CacheFlow Inc.,
        Wildcat Merger Corporation, SpringBank Networks, Inc. and Soren
        Christensen (as Stockholder's Agent) (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the
        Commission on June 19, 2000)

   3.1  Amended and Restated Certificate of Incorporation of the Registrant
        (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

   3.2 Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration
        Statement on Form S-1 No. 333-87997)

   4.1  Reference is made to Exhibits 3.1 and 3.2

   4.2  Amended and Restated Investor's Rights Agreement, dated May 28, 1999
        (which is incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

   4.3 Series C Preferred Stock Purchase Agreement, dated May 28, 1999 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant's
        Registration Statement on Form S-1 No. 333-87997)

   4.4  Amendment No. 1 to Series C Preferred Stock Purchase Agreement, dated
        October 29, 1999 (which is incorporated herein by reference to Exhibit
        4.4 to the Registrant's Registration Statement on Form S-1 No. 333-
        87997)

   4.5 Specimen Certificate of the Registrant's Common Stock (which is incorporated herein by reference to Exhibit 4.5 to the Registrant's
        Registration Statement on Form S-1 No. 333-87997)

  10.1 Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

  10.2 1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 No.
        333-87997)

  10.3 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 No.
        333-87997)

  10.4 1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 No.
        333-87997)

  10.5 1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

  10.6 Commercial lease agreement between Registrant, the Arrillaga Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration
        Statement on Form S-1 No. 333-87997)

  10.6 Commercial lease agreement between Registrant, the Arrillaga Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration
        Statement on Form S-1 No. 333-87997)

  10.7  Commercial lease agreement between Registrant and Redmond Whitehall
        Associates, Inc., dated February 19, 1997 (which is incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

  10.8  Commercial lease agreement between CacheFlow Canada and Wiebe Property
        Corporation Ltd., dated May 1, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

 Number Description
 ------ -----------
 10.9   Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on
        Form S-1 No. 333-87997)

 10.10 Offer Letter with Alan Robin (which is incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1
        No. 333-87997)

 10.11 Offer Letter with Mike Johnson (which is incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

 10.12 Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated October 13, 1998 (which is incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration
        Statement on Form S-1 No. 333-87997)

 10.13  Loan modification agreement between the Registrant and Silicon Valley
        Bank, dated October 12, 1999 (which is incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1
        No. 333-87997)

 10.14  Subordinated Loan and Security Agreement between the Registrant and
        Comdisco, Inc. dated as of November 18, 1998 (which is incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration
        Statement on Form S-1 No. 333-87997)

 10.15 Series D Preferred Stock Purchase Agreement (which is incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration
        Statement on Form S-1 No. 333-87997)

 10.16 Consulting Agreement with Marc Andreessen (which is incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration
        Statement on Form S-1 No. 333-87997)

 10.17 2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

 16.1   Letter from Deloitte and Touche LLP, former independent accountants to the Registrant (which is incorporated herein by reference to Exhibit
        16.1 to the Registrant's Registration Statement on Form S-1 No. 333-
        87997)

 16.2   Letter from PricewaterhouseCoopers LLP, former independent accountants to the Registrant (which is incorporated herein by reference to Exhibit
        16.2 to the Registrant's Registration Statement on Form S-1 No. 333-
        87997)

 21.1   Subsidiaries (which is incorporated herein by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

 23.1   Consent of Ernst & Young LLP, independent auditors

 27.1   Financial Data Schedule

                                                                     SCHEDULE II

                                CACHEFLOW, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

               Allowance for Doubtful Accounts and Sales Returns

                        Balance at  Additions-Charged
                       Beginning of   to Costs and    Deductions-  Balance at
Year Ended April 30,      Period        Expenses      Write-offs  End of Period
--------------------   ------------ ----------------- ----------- -------------
1998..................       --              --           --             --
1999..................       --          121,000          --         121,000
2000..................   121,000         229,000          --         350,000