Form 10-Q
period 2000-07-31
CACHEFLOW INC
filed 2000-09-08
CIK 1095600

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________

                                   FORM 10-Q
                             ____________________

(MARK ONE)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                      OR

         [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                       COMMISSION FILE NUMBER 000-28139

                             ____________________

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

Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                               OUTSTANDING AT
               CLASS                           August 31, 2000
               -----                           ---------------
Common Stock, par value $0.0001                  39,602,863

                               TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of July 31, 2000 and April 30,
               2000                                                                              1

               Condensed Consolidated Statements of Operations for the three months
               ended July 31, 2000 and July 31, 1999                                             2

               Condensed Consolidated Statements of Cash Flows for the three months
               ended July 31, 2000 and July 31, 1999                                             3

               Notes to Condensed Consolidated Financial Statements                            4 - 8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                      9 - 22

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                           22

PART II.  OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                                         22 - 23

Item 6.     Exhibits and Reports on Form 8-K                                                     23

SIGNATURES                                                                                       24

                                CACHEFLOW INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                          July 31,         April 30,
                                                                                            2000             2000
                                                                                        ------------     -------------
                                                                                         (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                                 $  84,289          $ 91,532
 Short-term investments                                                                       27,288            33,788
 Accounts receiveable, net                                                                     8,022             3,112
 Inventories                                                                                   6,656             4,741
 Prepaid expenses and other current assets                                                     1,048             1,200
                                                                                          ----------       -----------
Total current assets                                                                         127,303           134,373

Property and equipment, net                                                                    5,821             4,721
Goodwill, net                                                                                167,155                 -
Other assets                                                                                     818             1,640
                                                                                          ----------       -----------
Total assets                                                                               $ 301,097          $140,734
                                                                                          ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                          $   2,949          $  2,465
 Accrued payroll and related benefits                                                          2,089             2,611
 Deferred revenue                                                                              2,423             1,375
 Other accrued liabilities                                                                     3,989             1,487
                                                                                          ----------       -----------
Total current liabilities                                                                     11,450             7,938

Deferred revenue                                                                                 330               166
                                                                                          ----------       -----------
Total liabilities                                                                             11,780             8,104

Commitments

Stockholders' equity:
 Common stock                                                                                      4                 4
 Additional paid-in capital                                                                  438,896           264,304
 Treasury stock                                                                               (1,055)             (570)
 Notes receivable from stockholders                                                           (4,149)           (4,713)
 Deferred stock compensation                                                                 (36,208)          (43,489)
 Accumulated deficit                                                                        (108,119)          (82,805)
 Accumulated other comprehensive loss                                                            (52)             (101)
                                                                                          ----------       -----------
Total stockholders' equity                                                                   289,317           132,630
                                                                                          ----------       -----------
Total liabilities and stockholders' equity                                                 $ 301,097          $140,734
                                                                                          ==========       ===========

            See notes to condensed consolidated financial statements.

                                CACHEFLOW INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; in thousands, except per share amounts)


                                                               Three Months Ended
                                                                   July 31,
                                                              ---------------------
                                                               2000         1999
                                                             ---------    ---------
Net sales                                                    $  22,445     $  3,612
Cost of goods sold                                               8,300        1,380
                                                             ---------    ---------
Gross profit                                                    14,145        2,232

Operating expenses:
    Research and development                                     4,722        1,613
    Sales and marketing                                         14,008        3,481
    General and administrative                                   1,965          667
    Stock compensation                                          10,775        2,992
    Goodwill amortization                                        9,833            -
                                                             ---------    ---------
Total operating expenses                                        41,303        8,753
                                                             ---------    ---------

Operating loss                                                 (27,158)      (6,521)
Interest income(expense), net                                    1,916          (36)
                                                             ---------    ---------

Net loss before income taxes                                   (25,242)      (6,557)
Provision for income taxes                                         (72)           -
                                                             ---------    ---------
Net loss                                                     $ (25,314)    $ (6,557)
                                                             =========    =========

Basic and diluted net loss per common share                  $   (0.77)    $  (0.80)
                                                             =========    =========
Shares used in computing basic and diluted
    net loss per common share                                   32,723        8,236
                                                             =========    =========
Pro forma basic and diluted net loss per
    common share                                             $   (0.77)    $  (0.30)
                                                             =========    =========
Shares used in computing pro forma basic and
    diluted net loss per common share                           32,723       21,967
                                                             =========    =========

           See notes to condensed consolidated financial statements.

                                CACHEFLOW INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                             Three Months Ended
                                                                                  July 31,
                                                                         -----------------------------
                                                                            2000              1999
                                                                         ----------        -----------
Operating Activities

Net loss                                                                 $  (25,314)       $    (6,557)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization                                                  382                117
 Stock compensation                                                          10,775              2,992
 Goodwill amortization                                                        9,833                  -
 Interest on notes receivable from stockholders                                 (59)               (13)
 Changes in operating assets and liabilities:
  Accounts receivable                                                        (4,910)              (604)
  Inventories                                                                (1,915)              (789)
  Prepaid expenses and other current assets                                     172                (92)
  Other assets                                                                  822                 71
  Accounts payable                                                              479                446
  Accrued liabilities                                                        (6,403)               484
                                                                         ----------        -----------
Net cash used in operating activities                                       (16,138)            (3,945)

Investing Activities

Purchases of property and equipment                                          (1,439)              (472)
Purchases of investments, net                                                 6,549                  -
Cash aquired in business acquisition                                            333                  -
                                                                         ----------        -----------
Net cash provided by (used in) investing activities                           5,443               (472)

Financing Activities

Net proceeds from issuance of preferred stock                                     -             19,976
Net proceeds from issuance of common stock                                    3,452                  7
Repurchase of employee stock                                                      -                (28)
Payments on debt obligations and line of credit                                   -                 (4)
                                                                         ----------        -----------
Net cash provided by financing activities                                     3,452             19,951

                                                                         ----------        -----------
Net (decrease) increase in cash and cash equivalents                         (7,243)            15,534
Cash and cash equivalents at beginning of period                             91,532              2,291
                                                                         ----------        -----------
Cash and cash equivalents at end of period                               $   84,289        $    17,825
                                                                         ==========        ===========
Supplemental disclosure of cash flow information:
 Cash paid for interest                                                  $        -        $       167
                                                                         ==========        ===========
Non-cash investing and financing activities:
 Net exercise of stock warrants                                          $      485        $         -
                                                                         ==========        ===========
 Issuance of note receivable to stockholder                              $        -        $       (13)
                                                                         ==========        ===========
Amounts related to business acquisitions:
 Issuance of common stock and assumption of stock options                $  168,275        $         -
                                                                         ==========        ===========
 Net liabilities assumed                                                 $    7,013        $         -
                                                                         ==========        ===========

           See notes to condensed consolidated finanical statements.

                                CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements and related notes as of July 31, 2000, and for the three-month period then ended, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its consolidated financial position, operating results, and cash flows for the interim date and periods presented. Results for the quarter ended July 31, 2000 are not necessarily indicative of results for the entire fiscal year or future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended April 30, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 28, 2000.

Note 2.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3.  Revenue Recognition

The Company generally recognizes product revenue upon shipment assuming that collectibility is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recorded evenly over the life of the contract. Maintenance contract revenue for the three months ended July 31, 2000 and 1999 was not material.

Note 4.  Inventories

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following (in thousands):

                                              July 31,           April 30,
                                                2000                2000
                                              -------            --------
      Raw materials                            $4,331              $2,380
      Work-in-process                             720                 317
      Finished goods                            1,605               2,044
                                              -------            --------
                                               $6,656              $4,741
                                              =======            ========

Note 5.  Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

                                CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 6.  Business Acquistion

On June 5, 2000, the Company acquired all of the outstanding capital stock of SpringBank Networks, Inc. ("SpringBank"), through a stock-for-stock merger, pursuant to which each issued and outstanding share of common stock of SpringBank was converted into the right to receive 0.2 shares of common stock of CacheFlow. In addition, each outstanding option to purchase SpringBank Common Stock was assumed by CacheFlow and converted into an option to purchase shares of CacheFlow common stock determined pursuant to the exchange ratio in the Merger Agreement. The exercise price of the options to purchase CacheFlow common stock was also determined pursuant to the exchange ratio in the Merger Agreement. Purchase consideration totaled approximately $177 million and included approximately 2.7 million shares of CacheFlow common stock, approximately $7 million of assumed liabilities and approximately $2 million in transaction costs. This transaction was accounted for as a purchase, and the purchase price was allocated to tangible and intangible assets in proportion to the fair value of those assets. Specifically, approximately $177 million was allocated to goodwill, which is being amortized over three years on a straight-line basis.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Springbank Networks, Inc. had occurred at the beginning of fiscal year 2001 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 2001 or of the results which may occur in the future (in thousands, except per share data).


                                                    Three Months
                                                     Ended July
                                                      31, 2000
                                                    ------------
               Net sales                              $ 22,445
                                                      ========
               Net loss                               $(42,331)
                                                      ========
               Basic and diluted net loss per
               common share                           $  (1.20)
                                                      ========
               Number of shares used in pro
               forma basic and diluted share
               calculation                              35,157
                                                      ========

Note 7.  Repayment of Notes Receivable

During June and July 2000, an officer of the Company repaid the Company all principal and accrued interest owed under an $800,000 promissory note to purchase a primary residence and a $999,900 promissory note to purchase shares of common stock.

Note 8.  Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Included in other comprehensive income (loss) for the Company are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in "Accumulated other comprehensive loss" in the stockholder's equity section of the balance sheet. The comprehensive net loss for the three-month period ended July 31, 2000 was $25,265,000, which was $49,000 less than the reported net loss. The comprehensive net loss for the three-month period ended July 31, 1999 did not differ from the reported net loss.



Note 9.  Net Loss Per Common Share

                                CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Basic net loss per common share and diluted net loss per common share are presented in conformity with the FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), for all periods presented.

In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted average number of shares of common stock issued to founders, investors, service providers and employees that are subject to repurchase.

Pro forma basic and diluted net loss per common share, as presented in the condensed consolidated statements of operations for the three-month period ended July 31, 1999, have been computed as described above and also give effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. The shares used in calculating the pro forma basic and diluted net loss per common share amounts also include warrants to purchase series A and C preferred stock, as such warrants expired upon the completion of the Company's initial public offering of its common stock. The weighted average share amounts exclude warrants to purchase series B preferred stock, as such warrants remained outstanding after the initial public offering was complete.

Pro forma basic and diluted net loss per common share for the three-month period ended July 31, 2000 was the same as basic and diluted net loss per common share since all preferred stock and warrants had been converted or exercised and were outstanding for the entire three-month period.

                                CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The following table presents the calculation of basic and diluted net loss per common share and pro forma basic and diluted net loss per common share (in thousands, except per share amounts):

                                                                            Three months ended
                                                                                  July 31,
                                                                         ------------------------
                                                                             2000          1999
                                                                         ----------     ---------
     Historical:
      Net loss available to common stockholders                          $ (25,314)     $ (6,557)
                                                                         =========      ========

     Weighted-average shares of common stock outstanding                    37,594        12,692

     Less: Weighted-average shares subject to repurchase                    (4,871)       (4,456)
                                                                         ---------      --------

     Weighted-average shares used in computing basic and diluted
      net loss per common share                                             32,723         8,236
                                                                         =========      ========

     Basic and diluted net loss per common share                         $   (0.77)     $  (0.80)
                                                                         =========      ========

     Pro forma:
      Shares used above                                                     32,723         8,236
     Pro forma adjustment to reflect the weighted effect of the
      assumed conversion of preferred stock                                      -        13,059
     Pro forma adjustment to reflect the weighted effect of
      assumed exercise and conversion of preferred stock warrants                -           673
                                                                          ---------     --------
     Shares used in computing pro forma basic and diluted net loss
      per common share                                                       32,723       21,967
                                                                          =========     ========

     Pro forma basic and diluted net loss per common share                $  ( 0.77)    $  (0.30)
                                                                          =========     ========

The Company has excluded all preferred stock, warrants for preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Note 10.  Stockholders' Equity

Common Stock

The Company has entered into Stock Purchase Agreements in connection with the sale of common stock to employees, directors and service providers. The Company typically has the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the employees and directors service periods. The repurchase right generally declines on a percentage basis over four years based on the length of each respective employee's continued employment with the Company and the director's membership on the Board of Directors. As of July 31, 2000 and 1999, 5,730,966 and 4,214,276 shares, respectively, of common stock issued under these agreements were subject to repurchase.

                                CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Stock Compensation

For the three months ended July 31, 2000 and 1999, the Company recorded deferred stock compensation of $3,494,000 and $14,223,000, respectively. These amounts represent the difference between the exercise price and the deemed fair value of the Company's common stock on the date such stock options were granted. For the three months ended July 31, 2000 and 1999, the Company recorded amortization of stock compensation of $10,775,000 and $2,992,000, respectively. At July 31, 2000 and April 30, 2000, the Company had $36,208,000 and $43,489,000, respectively, of remaining unamortized deferred stock compensation. Such amounts are included as a reduction of stockholders' equity and are being amortized using a graded method over the vesting period of each respective option.


Note 11. Subsequent Event

During August 2000, shareholders approved a resolution to increase the number of common shares that are available for future issuance under the 1999 Stock Incentive Plan by 2,000,000 shares.

                                CACHEFLOW INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not purely historical are forward-looking statements, including statements about our expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this document are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those projected. These and other risks relating to our business are set forth under "Factors Affecting Future Operating Results" and elsewhere in this report as well as in our audited financial statements for the year ended April 30, 2000 included in our Form 10-K filed with the SEC on July 28, 2000.

Overview

The Company is the leading provider of content intelligent networking solutions. The Company is focused on building a new layer of content intelligent infrastructure that makes the Internet content-smart. The Company's market leading caching appliances and innovative content delivery technologies are specifically designed and focused on managing content in Service Provider, Enterprise and Content Provider networks and offer customers increased reliability, performance and scalability, and reduced complexity and cost compared to current alternatives.

We first began to service this emerging market through the commercial shipment of our first products, a line of high-performance Internet caching appliances, in May 1998. Since that time, we have introduced other Internet caching appliances, which have a variety of hardware configurations designed for the different price, performance, capacity and reliability requirements of our customers. Substantially all of our net sales through July 31, 2000 were attributable to sales of our Internet caching appliance products. We anticipate that these products will continue to account for a substantial portion of our net sales for the foreseeable future.

The Company recorded deferred stock compensation of approximately $3.5 million and $14.2 million for the three months ended July 31, 2000 and 1999. These amounts represent the difference between the exercise price and the deemed fair value of stock option and warrant grants to employees, consultants, directors and third parties on the date such stock awards were granted. The Company recorded stock compensation expense of approximately $10.8 million and $ 3.0 million for the three months ended July 31, 2000 and 1999. Between August 1, 2000 and August 14, 2000, we recorded no additional deferred stock compensation; however, the Company may record additional compensation in the future if management decides to grant below-market stock options in order to attract and retain employees in a highly competitive labor market. Based on options granted below fair value through August 14, 2000, we expect stock compensation expense, which is primarily attributable to amortization of deferred compensation charges, to impact our reported results through April 30, 2004. Given the balance of deferred stock compensation on the balance sheet and recent grant history, we expect stock compensation expense to be a significant operating expense as this deferral is recognized.

We have incurred net losses in each quarter since inception. As of July 31, 2000, we had an accumulated deficit of $108.1 million. Our net loss for the three months ended July 31, 2000 was $25.3 million. This loss resulted from significant costs incurred in the development and sale of our products and services, and from amortization of deferred stock compensation and goodwill. We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses. Due to this growth in expenses, and the impact of stock compensation expense and goodwill amortization, we expect to incur losses for the foreseeable future.

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

                                CACHEFLOW INC.


Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:


                                                 Three Months Ended
                                                       July 31,
                                           -------------------------------
                                                2000                1999
                                           -----------         -----------

     Net sales                                   100.0%              100.0%
     Cost of goods sold                           37.0                38.2
                                           -----------         -----------
     Gross margin                                 63.0                61.8

     Operating expenses:
          Research and development                21.0                44.7
          Sales and marketing                     62.4                96.4
          General and administrative               8.8                18.5
          Stock compensation                      48.0                82.8
          Goodwill amortization                   43.8                   -
                                           -----------         -----------
          Total operating expenses               184.0               242.4

     Operating loss                             (121.0)             (180.6)

     Interest income (expense), net                8.5                (1.0)
                                           -----------         -----------

     Net loss before income taxes               (112.5)             (181.6)
     Provision for income taxes                   (0.3)                  -
                                           -----------         -----------

     Net loss                                   (112.8)%            (181.6)%
                                           ===========         ===========


Net Sales. Net sales increased to $22.4 million for the quarter ended July 31, 2000 from $3.6 million for the quarter ended July 31, 1999. This increase was primarily attributable to higher sales volumes resulting from the introduction of new products and growth in our customer base as we expanded our sales force. In particular, the higher unit sales volumes reflect the introduction and market acceptance of the 500, 3000 and 5000 Series products, offset by decreased unit sales of 1000 Series products. During the quarter ended July 31, 2000, no customer accounted for more than 10% of our net sales, and during the quarter ended July 31, 1999, two customers combined accounted for an aggregate of 22% of our net sales. Direct and indirect channel sales accounted for 55% and 45% of our net sales for the quarter ended July 31, 2000 and 61% and 39% of our net sales for the quarter ended July 31, 1999. Net sales from international operations were $10.5 million, or 47% of net sales, for the quarter ended July 31, 2000, and $1.7 million, or 48% of net sales, for the quarter ended July 31, 1999. We expect our net sales to increase as a result of continued growth in our sales force, broader acceptance of our products in the marketplace, and the introduction of new products, although the quarter-over-quarter growth rate in our net sales of 521% is not likely to continue in the future.

Gross Profit. Gross profit increased to $14.1 million for the quarter ended July 31, 2000 from $2.2 million for the quarter ended July 31, 1999. This increase in gross profit was primarily attributable to the introduction of new, higher margin products and their growing acceptance in the marketplace and higher sales volumes. Gross margin increased to 63.0% for the quarter ended July 31, 2000 from 61.8% for the quarter ended July 31, 1999. This increase in gross margin was principally due to the resulting economies of scale from higher unit production and cost savings achieved by outsourcing component manufacturing. Our gross margin has been and will continue to be affected by a variety of factors, including competition, fluctuations in demand for our products, the timing and size of customer orders and product implementations, the mix of direct and indirect sales, the mix and average selling prices of products, new product introductions and enhancements, component costs, manufacturing costs and product configuration.

Research and Development. Research and development expenses consist primarily of salaries and benefits, and prototype and test equipment costs. Research and development expenses increased to $4.7 million for the quarter ended July 31, 2000 from $1.6 million for the quarter ended July 31, 1999. This increase in research and development expenses in absolute dollars was primarily attributable to increased staffing and associated support for engineers required to expand and enhance our product line, and, to a lesser extent, expenses related to prototype and test equipment units. Research and development headcount increased to 98 at July 31, 2000 from 35 at July 31, 1999. As a percentage of net sales, research and development expenses decreased to 21.0% for the quarter ended July 31, 2000 from 44.7% for the quarter ended July 31, 1999. This decrease in research and development expenses as a percentage of net sales reflects the fact that our net sales during these periods increased more rapidly than our research and development expenses. We believe that significant investments in research and development will be required to remain competitive and expect that research and development expenses will continue to increase in absolute dollars in future periods. Through July 31, 2000, all research and development costs have been expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, commissions, advertising and promotional expenses, and customer service and support costs. Sales and marketing expenses increased to $14.0 million for the quarter ended July 31, 2000 from $3.5 million for the quarter ended July 31, 1999. This increase in sales and marketing expense in absolute dollars was related to the expansion of our sales and marketing organization as we hired people and added sales and support facilities worldwide. Sales and marketing headcount increased to 203 at July 31, 2000 from 53 at July 31, 1999. As a percentage of net sales, sales and marketing expenses decreased to 62.4% for the quarter ended July 31, 2000 from 96.4% for the quarter ended July 31, 1999. This decrease in sales and marketing expenses as a percentage of net sales reflects the fact that our net sales during this period increased more rapidly than our sales and marketing expenses. We expect to continue to increase our sales and marketing expenses significantly in absolute dollars in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels.

General and Administrative. General and administrative expenses increased to $2.0 million for the quarter ended July 31, 2000 from $667,000 for the quarter ended July 31, 1999. This increase in general and administrative expenses in absolute dollars was primarily attributable to increased staffing and associated expenses necessary to manage and support our growth. General and administrative headcount increased to 43 at July 31, 2000 from 13 at July 31, 1999. As a percentage of net sales, general and administrative expenses decreased to 8.8% for the quarter ended July 31, 2000 from 18.5% for the quarter ended July 31, 1999. This decrease in general and administrative expenses as a percentage of net sales reflects the fact that our net sales during these periods increased more rapidly than our general and administrative expenses. We expect general and administrative expenses to increase in absolute dollars as we continue to increase staffing to manage expanding operations and facilities and incur the additional expenses associated with operating as a public company.

Stock Compensation. Stock compensation expense increased to $10.8 million for the quarter ended July 31, 2000 from $3.0 million for the quarter ended July 31, 1999. This increase in stock compensation in absolute dollars primarily reflects the amortization of deferred compensation incurred on options granted below fair value during the two-month period prior to the Company's November 1999 initial public offering.

Goodwill Amortization. Goodwill amortization increased to $9.8 million for the quarter ended July 31, 2000 from none for the quarter ended July 31, 1999. The increase is attributable to the Company's acquisition of SpringBank Networks, Inc. on June 5, 2000, which was accounted for as a purchase business combination. The $177 million of goodwill that resulted from the transaction is being amortized over three years on a straight-line basis.

                                CACHEFLOW INC.


Other Income (Expense), Net. Other income (expense), net increased to net other income of $1.9 million for the quarter ended July 31, 2000, from net other expense of $36,000 for the quarter ended July 31, 1999. This increase was primarily attributable to increased interest income earned on the Company's cash equivalents and short-term investments, which grew significantly following the receipt of proceeds upon completion of the Company's initial public offering in November 1999.

Liquidity and Capital Resources

From inception through November 1999, we financed our operations and the purchase of property and equipment through private sales of preferred stock, with net proceeds of $37.9 million, as well as through bank loans and equipment leases. In November 1999, we financed our operations through an initial public offering of our common stock, with net proceeds of $126.5 million, net of underwriting discounts, commissions and estimated offering costs. At July 31, 2000, we had $84.3 million in cash and cash equivalents, $27.3 million in short-term investments, and $115.9 million in working capital.

Net cash used in operating activities was $16.1 million for the three months ended July 31, 2000 and $3.9 million for the three months ended July 31, 1999. We used cash primarily to fund our net losses from operations.

Net cash provided by investing activities was $5.4 million for the three months ended July 31, 2000 and net cash used in investing activities was $472,000 for the three months ended July 31, 1999. Net cash provided by investing activities for the three months ended July 31, 2000 was primarily attributable to net sales of short-term securities, offset by purchases of property, plant and equipment. We expect that, in the future, any cash in excess of current requirements will continue to be invested in high quality, interest-bearing securities.

Capital expenditures were $1.4 million for the three months ended July 31, 2000 and $472,000 for the three months ended July 31, 1999. Our capital expenditures consisted of purchases of plant, equipment and software. We expect that our capital expenditures will continue to increase in the future.

Net cash provided by financing activities was $3.5 million for the three months ended July 31, 2000 and $20.0 million for the three months ended July 31, 1999. Financing activities for the three months ended July 31, 2000 were primarily attributable to the exercise of employee stock options. For the three months ended July 31, 1999, we raised approximately $20.0 million in gross proceeds from the sale of Series C Preferred Stock at $4.575 per share during May 1999.

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

We incurred net losses of $25.3 million and $6.6 million for the three months ended July 31, 2000 and 1999. As of July 31, 2000, we had an accumulated deficit of $108.1 million. We have not had a profitable quarter since our inception and we expect to continue to incur net losses in the future. To date, we have funded our operations from the sale of equity securities and through bank loans and equipment leases.

We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. We may never achieve profitability. We expect to incur substantial non-cash costs relating to the amortization of deferred compensation and goodwill, which will contribute to our net losses. As of July 31, 2000, we had an aggregate of $36.2 million of deferred compensation and $167.2 million of goodwill to be amortized. The Company may record additional compensation expense in the future if management decides to grant below-market stock options in order to attract and retain employees in a highly competitive labor market or make acquisitions that result in the recording of deferred stock compensation.

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

                                CACHEFLOW INC.


A high percentage of our expenses, including those related to research and development, sales and marketing, general and administrative functions and amortization of deferred compensation and goodwill, are essentially fixed in the short term. As a result, if our net sales are less than forecasted, our quarterly operating results are likely to be seriously harmed.

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

Because customers have differing views on the strategic importance of implementing Internet caching appliances, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from two to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. Sales cycles for our products that are sold to enterprises have traditionally been longer than sales cycles for our products that are sold to Internet service providers, or ISPs. We expect that sales to enterprises will increase as a percentage of our total sales over time, and, accordingly, we expect that the average sales cycle for our products will increase. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles.

                                CACHEFLOW INC.

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

                                CACHEFLOW INC.

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

                                CACHEFLOW INC.

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

Our ability to compete effectively and to manage future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. The number of our employees increased from 40 at April 30, 1998 to 369 at July 31, 2000, and we plan to further increase our headcount. We recently implemented a new enterprise resource planning software system that replaced substantially all of our business and manufacturing systems. While we have not had significant problems to date, we may encounter difficulties in transitioning to the new enterprise resource planning software system. Even after we implement this system, our personnel, systems, procedures and controls may be inadequate to support our future operations.

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

We also need to expand our indirect sales channels, and if we fail to do so our ability to market and sell our products could be seriously harmed. We depend on our indirect sales channels, which include resellers, systems integrators and original equipment manufacturers, for a significant percentage of our net sales. For example, for the quarter ended July 31, 2000, approximately 45% of our net sales resulted from sales through indirect channels. Our agreements with our indirect channel partners are generally not exclusive and in many cases may be terminated by either party without cause. Many of these indirect channel partners do not have minimum purchase or resale requirements and carry products that are competitive with our products. These resellers may not give a high priority to the marketing of our products or may not

                                CACHEFLOW INC.

continue to carry our products. They may give a higher priority to other products, including the products of competitors. We may not retain any of our current indirect channel partners or successfully recruit new indirect channel partners. Events or occurrences of this nature could seriously harm our business.

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

For the quarter ended July 31, 2000, sales to customers outside of the United States and Canada accounted for approximately 47% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to expand international sales depends on our ability to expand our international operations, including establishing manufacturing assembly capabilities overseas, hire international personnel and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed. In addition, if we fail to expand and improve our worldwide operating systems, our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information will be adversely affected, seriously harming our business.

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

                                CACHEFLOW INC.

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

                                CACHEFLOW INC.

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

At July 31, 2000, we had approximately $84.3 million in cash and cash equivalents and $27.3 million in short-term investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for acquisitions or other unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of indirect channels and associated support personnel will require a significant commitment of resources. In addition, if the market for Internet caching appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

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

                                CACHEFLOW INC.

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

                                CACHEFLOW INC.

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 47% of total net sales for the three-month period ended July 31, 2000.

As of July 31, 2000, we had approximately $102 million invested primarily in fixed-rate, short-term corporate and U.S. government debt securities which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. We do not hold any equity securities or derivative investments.

As of July 31, 2000, with respect to the above market risks, no significant changes have occurred since our Annual Report on Form 10-K for the year ended April 30, 2000.

                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

(c) Changes in Securities

During the quarter ended July 31, 2000, the Company granted options to purchase 1,474,500 shares of common stock to employees of the Company under the 1999 Stock Option Plan and the 2000 Supplemental Stock Option Plan.

From August 1, 2000 to August 14, 2000, the Company granted options to purchase 627,000 shares of common stock to employees of the Company under the 1999 Stock Incentive Plan.

During the quarter ended July 31, 2000, employees, consultants and other service providers of the Company exercised options to purchase 166,664 shares of common stock.

During the quarter ended July 31, 2000, a service provider of the Company exercised warrants to purchase 132,496 shares of common stock. After the transaction was completed, no additional warrants to purchase shares of the Company's common stock were outstanding.

                                CACHEFLOW INC.

On June 5, 2000, the Company acquired all of the outstanding capital stock of SpringBank Networks, Inc. ("SpringBank"), through a stock-for-stock merger, pursuant to which each issued and outstanding share of common stock of SpringBank was converted into the right to receive 0.2 shares of common stock of CacheFlow. In addition, each outstanding option to purchase SpringBank common stock was assumed by CacheFlow and converted into an option to purchase shares of CacheFlow common stock determined pursuant to the exchange ratio in the Merger Agreement. Specifically, the Company issued 2,728,287 shares of common stock and assumed 77,000 options to purchase CacheFlow common stock in connection with the closing of this transaction.

The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933 ("the Act") in reliance upon Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

(d) Use of Proceeds.

On November 19, 1999, the Company completed the initial public offering of its common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-87997). The offering closed on November 24, 1999 after we had sold all of the 5,750,000 shares of common stock registered under the Registration Statement. The initial public offering price was $24 per share for an aggregate initial public offering of $138 million. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to the Company from the offering were approximately $126.5 million, which have been invested in investment grade securities, and will be used for general corporate purposes.

Item 6.  Exhibits and Reports on Form 8-K

         (a) List of Exhibits:

                  Number                    Exhibit Description
                  ------                    -------------------

                  27.1                      Financial Data Schedule

         (b) One Form 8-K was filed during the quarter ended July 31, 2000 pertaining to the acquisition of SpringBank Networks, Inc. in June 2000 (file number 000-28139).

                                CACHEFLOW INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CACHEFLOW INC.

                                      /s/ Michael Johnson
                                      -------------------
                                      Michael Johnson
                                      Chief Financial and Accounting Officer



Dated: September 8, 2000

                                CACHEFLOW INC.

                                 EXHIBIT INDEX


                  Number                    Exhibit Description
                  ------                    -------------------

                  27.1                      Financial Data Schedule.