Form 10-Q
period 2000-10-31
CACHEFLOW INC
filed 2000-12-15
CIK 1095600

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

                                      OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER 000-28139

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

Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                                          OUTSTANDING AT
                                CLASS                   November 30, 2000
                                -----                   -----------------
Common Stock, par value $0.0001                             40,104,688

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                             -------------
PART I. FINANCIAL INFORMATION
Item 1.            Condensed Consolidated Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets as of October 31, 2000 and April
                   30, 2000                                                                        1


                   Condensed Consolidated Statements of Operations for the three and six
                   months ended October 31, 2000 and October 31, 1999                              2


                   Condensed Consolidated Statements of Cash Flows for the six months
                   ended October 31, 2000 and October 31, 1999                                     3


                   Notes to Condensed Consolidated Financial Statements                           4-8

Item 2.            Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                  9-23


Item 3.            Quantitative and Qualitative Disclosures About Market Risk                      23


PART II.  OTHER INFORMATION
Item 2.            Changes in Securities and Use of Proceeds                                        23

Item 4.            Submission of Matters to a Vote of Security Holders                              24

Item 6.            Exhibits and Reports on Form 8-K                                                 24

SIGNATURES                                                                                          25


                                CACHEFLOW INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                         October 31,             April 30,
                                                            2000                   2000
                                                        -----------             ----------
                                                        (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                               $   46,049             $   91,532
 Short-term investments                                      68,666                 33,788
 Accounts receivable, net                                    15,507                  3,112
 Inventories                                                  7,520                  4,741
 Prepaid expenses and other current assets                    1,313                  1,200
                                                        ------------             ----------
Total current assets                                        139,055                134,373

Property and equipment, net                                   8,133                  4,721
Goodwill, net                                               152,419                      -
Other assets                                                  1,205                  1,640
                                                        ------------             ----------
Total assets                                              $ 300,812               $140,734
                                                        ============             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $   7,955               $  2,465
   Accrued payroll and related benefits                       4,736                  2,611
   Deferred revenue                                           4,324                  1,375
   Other accrued liabilities                                  5,292                  1,487
                                                        ------------             ----------
Total current liabilities                                    22,307                  7,938

Deferred revenue, less current portion                          630                    166
                                                        ------------             ----------
Total liabilities                                            22,937                  8,104


Commitments

Stockholders' equity:
   Common stock                                                   4                      4
   Additional paid-in capital                               445,604                264,304
   Treasury stock                                            (1,055)                  (570)
   Notes receivable from stockholders                        (3,756)                (4,713)
   Deferred stock compensation                              (29,155)               (43,489)
   Accumulated deficit                                     (133,755)               (82,805)
   Accumulated other comprehensive loss                         (12)                  (101)
                                                        ------------             ----------
Total stockholders' equity                                  277,875                132,630
                                                        ------------             ----------
Total liabilities and stockholders' equity                $ 300,812              $ 140,734
                                                        ============             ==========





           See notes to condensed consolidated financial statements.

                                CACHEFLOW INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; in thousands, except per share amounts)

                                             Three Months Ended                  Six Months Ended
                                                 October 31,                        October 31,
                                       ------------------------------        -------------------------
                                           2000              1999               2000            1999
                                       -----------        -----------        ---------        --------
Net sales                               $   32,548         $   4,838          $ 54,993        $  8,450
Cost of goods sold                          11,891             1,886            20,191           3,266
                                       -----------        -----------        ---------        --------
Gross profit                                20,657             2,952            34,802           5,184


Operating expenses:
 Research and development                    5,524              2,298           10,246           3,911
 Sales and marketing                        17,330              5,093           31,338           8,574
 General and administrative                  2,601                829            4,566           1,496
 Stock compensation                          7,790             15,243           18,565          18,235
 Goodwill amortization                      14,748                  -           24,581               -
                                       -----------        -----------        ---------        --------
Total operating expenses                    47,993             23,463           89,296          32,216
                                       -----------        -----------        ---------        --------

Operating loss                             (27,336)           (20,511)         (54,494)        (27,032)
Interest income (expense), net               1,797                (80)           3,713            (116)
                                       -----------        -----------        ---------        --------

Net loss before income tax                 (25,539)           (20,591)         (50,781)       (27,148)
Provision for income tax                       (97)                 -             (169)             -
                                       -----------        -----------        ---------       ---------
Net loss                               $   (25,636)       $   (20,591)       $ (50,950)      $(27,148)
                                       ===========        ===========        =========       ========

Basic and diluted net loss per
 common share                          $    (0.75)        $     (2.35)       $   (1.52)      $  (3.19)
                                       ===========        ===========        =========       ========
Shares used in computing basic and
 diluted net loss per common share          34,313              8,775           33,517          8,505
                                       ===========        ===========        =========       ========
Pro forma basic and diluted net loss
 per common share                      $     (0.75)       $     (0.87)       $   (1.52)      $  (1.19)
                                       ===========        ===========        =========       ========
Shares used in computing pro forma
 basic and diluted net loss per
 common share                               34,313             23,790           33,517         22,878
                                       ===========        ===========        =========       ========



           See notes to condensed consolidated financial statements.

                                CACHEFLOW INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                    Six Months Ended
                                                                                       October 31,
                                                                             ---------------------------
                                                                                2000              1999
                                                                             ---------          --------
Operating Activities
Net loss                                                                     $ (50,950)         $(27,148)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                                    886               260
  Stock compensation                                                            18,565            18,235
  Goodwill amortization                                                         24,569                 -
  Interest on notes receivable from stockholders                                  (108)              (13)
  Changes in operating assets and liabilities:
    Accounts receivable                                                        (12,395)             (731)
    Inventories                                                                 (2,779)           (2,459)
    Prepaid expenses and other current assets                                      (93)             (292)
    Other assets                                                                   435              (555)
    Accounts payable                                                             5,485             2,594
    Accrued liabilities                                                           (252)            1,098
                                                                             ---------          --------
Net cash used in operating activities                                          (16,637)           (9,011)

Investing Activities
Purchases of property and equipment                                             (4,255)           (1,377)
Purchases of investments, net                                                  (34,789)                -
Cash acquired in business acquisition                                              333                 -
                                                                             ---------          --------
Net cash used in investing activities                                          (38,711)           (1,377)

Financing Activities
Net proceeds from issuance of preferred stock                                        -            19,976
Net proceeds from issuance of common stock                                       9,865             4,155
Proceeds from advance for preferred stock issuances                                  -             3,090
Repurchase of employee common stock                                                  -               (28)
Payments on debt obligations and line of credit                                      -              (230)
                                                                             ---------          --------
Net cash provided by financing activities                                        9,865            26,963
                                                                             ---------          --------
Net (decrease) increase in cash and cash equivalents                           (45,483)           16,575
Cash and cash equivalents at beginning of period                                91,532             2,291
                                                                             ---------          --------
Cash and cash equivalents at end of period                                   $  46,049          $ 18,866
                                                                             =========          ========
Supplemental disclosure of cash flow information
Cash paid for interest                                                       $       -          $    275
                                                                             =========          ========
Non-cash investing and financing activities
Purchase of equipment under capital lease                                    $      -           $    110
                                                                             =========          ========
Issuance of note receivable to stockholder for the exercise of stock
options and related interest                                                 $      -           $  2,532
                                                                             =========          ========
Amounts related to business acquisitions:
  Issuance of common stock and assumption of stock options                   $ 168,275          $      -
                                                                             =========          ========
  Net liabilities assumed                                                    $   7,013          $      -
                                                                             =========          ========

           See notes to condensed consolidated financial statements.

                                CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 2000
                             -------------------
                                  (Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements and related notes as of October 31, 2000, and for the three- and six-month periods then ended, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its consolidated financial position, operating results, and cash flows for the interim date and periods presented. Results for the quarter ended October 31, 2000 are not necessarily indicative of results for the entire fiscal year or future periods.

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


Note 3.  Revenue Recognition

The Company generally recognizes product revenue upon shipment assuming that collectibility is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recorded evenly over the life of the contract. Maintenance contract revenue for the three- and six-month periods ended October 31, 2000 and 1999 was not material.


Note 4.  Inventories

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in,
first-out method.   Inventories consisted of the following (in thousands):

                            October 31,        April 30,
                               2000              2000
                            -----------        ---------
                            (Unaudited)
Raw materials                 $2,421            $2,380
Work-in-process                3,863               317
Finished goods                 1,236             2,044
                              ------            ------
                              $7,520            $4,741
                              ======            ======

                                CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 2000
                               ----------------
                                  (Unaudited)


Note 5.  Litigation

From time to time and in the ordinary course of business, the Company is subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation against the Company will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.


Note 6.  Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Included in other comprehensive income (loss) for the Company are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in "Accumulated other comprehensive loss" in the stockholders' equity section of the balance sheet. The comprehensive net losses for the three- and six-month periods ended October 31, 2000 were $25,596,000 and $50,861,000, respectively. The comprehensive net loss for the three- and six-month periods ended October 31, 1999 did not differ from the reported net loss.


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

Pro forma basic and diluted net loss per common share, as presented in the condensed consolidated statements of operations for the three- and six-month periods ended October 31, 1999, have been computed as described above and also give effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. The shares used in calculating the pro forma basic and diluted net loss per common share amounts also include warrants to purchase series A and C preferred stock, as such warrants expired upon the completion of the Company's initial public offering of its common stock. The weighted average share amounts exclude warrants to purchase series B preferred stock, as such warrants remained outstanding after the initial public offering was complete.

Pro forma basic and diluted net loss per common share for the three- and six-month periods ended October 31, 2000 was the same as basic and diluted net loss per common share since all preferred stock and warrants had been converted or exercised and were outstanding for the entire three- and six-month periods.

                                CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 2000
                             -------------------
                                  (Unaudited)


The following table presents the calculation of basic and diluted net loss per common share and pro forma basic and diluted net loss per common share (in thousands, except per share amounts):

                                                       Three Months Ended                Six Months Ended
                                                           October 31,                      October 31,
                                                   ----------------------------     -------------------------
                                                       2000           1999              2000          1999
                                                   ------------    ------------     -----------   -----------
                                                           (Unaudited)                       (Unaudited)
Historical:
 Net loss                                              $(25,636)       $(20,591)       $(50,950)      $(27,148)
                                                   ============    ============     ===========   ============

Weighted-average shares of common stock
 outstanding                                             39,728          13,037          38,671         12,864
Less: Weighted-average shares subject to
 repurchase                                              (5,415)         (4,262)         (5,154)        (4,359)
                                                   ------------    ------------     -----------   ------------
Weighted-average shares used in computing basic          34,313           8,775          33,517          8,505
 and diluted net loss per common share             ============    ============     ===========   ============

Basic and diluted net loss per common share            $  (0.75)       $  (2.35)       $  (1.52)      $  (3.19)
                                                   ============    ============     ===========   ============

Pro forma:
 Shares used above                                       34,313           8,775          33,517          8,505
Pro forma adjustment to reflect the weighted
 effect of the assumed conversion of preferred
 stock                                                        -          14,342               -         13,700
Pro forma adjustment to reflect the weighted
 effect of assumed exercise and conversion of
 preferred stock warrants                                     -             673               -            673
                                                   ------------    ------------     -----------   ------------
Shares used in computing pro forma basic and
 diluted net loss per common share                       34,313          23,790          33,517         22,878
                                                   ============    ============     ===========   ============
Pro forma basic and diluted net loss per common
 share                                                 $  (0.75)       $  (0.87)       $  (1.52)      $  (1.19)
                                                   ============    ============     ===========   ============

The Company has excluded all preferred stock, warrants for preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.


Note 8.  Stockholders' Equity

Common Stock

The Company has entered into Stock Purchase Agreements in connection with the sale of common stock to employees, directors and service providers. The Company typically has the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the employees and directors service periods. The repurchase right generally declines on a percentage basis over four years based on the length of each respective employee's continued employment with the Company and the director's membership on the Board of Directors. As of October 31, 2000 and 1999, 4,993,449 and 4,781,814 shares, respectively, of common stock issued under these agreements were subject to repurchase.

                                CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 2000
                            ---------------------
                                  (Unaudited)


Stock Compensation

For the three months ended October 31, 2000 and 1999, the Company recorded deferred stock compensation of $737,000 and $33,563,000, respectively. For the six months ended October 31, 2000 and 1999, the Company recorded deferred stock compensation of $4,231,000 and $47,786,000, respectively. These amounts represent the difference between the exercise price and the deemed fair value of the Company's common stock on the date such stock options were granted. For the three months ended October 31, 2000 and 1999, the Company recorded amortization of stock compensation of $7,790,000 and $15,243,000, respectively. For the six months ended October 31, 2000 and 1999, the Company recorded amortization of stock compensation of $18,565,000 and $18,235,000, respectively. At October 31, 2000 and April 30, 2000, the Company had $29,155,000 and $43,489,000,
respectively, of remaining unamortized deferred stock compensation. Such amounts are included as a reduction of stockholders' equity and are being amortized using a graded method over the vesting period of each respective option.


Note 9.  Subsequent Events

Business Acquisition

In October 2000, the Company announced its intention to acquire all of the outstanding capital stock of Entera, Inc. ("Entera"), through a stock-for-stock merger, pursuant to which each issued and outstanding share of common stock of Entera will convert into the right to receive 0.107657 shares of common stock of CacheFlow. In addition, each outstanding option to purchase Entera common stock will be assumed by CacheFlow and converted into an option to purchase shares of CacheFlow common stock determined pursuant to the exchange ratio in the merger agreement. The exercise price of the options to purchase CacheFlow common stock was also determined pursuant to the exchange ratio in the merger agreement. Purchase consideration is expected to be approximately $440 million and includes approximately 3.3 million shares of CacheFlow common stock, approximately $3 million of assumed liabilities and approximately $7 million in transaction costs. This transaction will be accounted for as a purchase, and the

                                CACHEFLOW INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 2000
                               ----------------
                                  (Unaudited)

purchase price will be allocated to tangible and intangible assets in proportion to the fair value of those assets. The transaction is expected to close in December 2000.

Departure of Chairman

On November 9, 2000, the Company's chairman of the board resigned and executed a resignation agreement, which provides for the acceleration of certain unvested stock options. In connection with this transaction, the Company will record a non-cash charge of $28.1 million to stock compensation expense in the quarter ended January 31, 2000, which is calculated as the number of accelerated shares multiplied by the difference between the exercise price of the options and the fair market value of the Company's common stock on November 9, 2000.

                                CACHEFLOW INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements about CacheFlow's indirect sales channels and expansion of the direct sales force, the adoption of and the company's market leadership in content-smart networking solutions, the acquisition of Entera and the market for streaming content delivery and distribution solutions, the transition to, and market acceptance of the company's new product offerings, and the company's future business and financial prospects. These forward-looking statements involve risks and uncertainties. Actual results could differ materially. Important factors that could cause actual results to differ materially include the level of demand for Cacheflow's products and services; the intensity of competition; CacheFlow's ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; risks associated with potential acquisitions; and risks related to the adoption of content-smart networking solutions. For a more detailed discussion of the risks relating to CacheFlow's business, investors should read the section later in this report entitled"Factors Affecting Future Operating Results". All forward-looking statements included in this quarterly report are based upon information available to CacheFlow as of the date hereof, and CacheFlow assumes no obligation to update these forward-looking statements.

Overview

The Company is focused on content-smart networking, which is a new layer of infrastructure for intelligently accelerating, delivering, and managing static, streaming, and dynamic content. CacheFlow's market-leading appliances and innovative content delivery technologies enable enterprises, service providers and content providers to deliver the right content to the right place at the right time. The Company began commercial shipment of it's first products, a line of high-performance Internet caching appliances, in May 1998. Since that time, The Company has introduced other Internet appliances, which have a variety of hardware configurations designed for the different price, performance, capacity and reliability requirements of our customers. The list prices of these appliances increase as they become more highly configured. Substantially all of the Company's net sales through October 31, 2000 were attributable to sales of our Internet appliance products. Management anticipates that these products will continue to account for a substantial portion of our net sales for the foreseeable future.

The Company recorded deferred stock compensation of approximately $0.7 million and $33.6 million for the three months ended October 31, 2000 and 1999. The Company recorded deferred stock compensation of approximately $4.2 million and $47.8 million for the six months ended October 31, 2000 and 1999. These amounts represent the difference between the exercise price and the deemed fair value of stock option and warrant grants issued to employees, consultants, directors and third parties on the date such stock awards were granted. The Company recorded stock compensation expense of approximately $7.8 million and $15.2 million for the three months ended October 31, 2000 and 1999. The Company recorded stock compensation expense of approximately $18.6 million and $18.2 million for the six months ended October 31, 2000 and 1999. Between November 1, 2000 and November 30, 2000, the Company recorded a non-cash deferred stock compensation charge of $28.1 million in connection with the accelerated vesting of certain
unvested stock options held by the Company's departing chairman.   The Company
may record additional compensation in the future if management decides to grant below-market stock options in order to attract and retain employees in a highly competitive labor market. Given the balance of deferred stock compensation on the balance sheet, recent grant history, and additional stock compensation which would arise from the pending acquisition of Entera, management expects stock compensation expense to be a significant operating expense as this deferral is recognized.

The Company has incurred net losses in each quarter since inception. As of October 31, 2000, the Company had an accumulated deficit of $133.8 million and net loss for the three months ended October 31, 2000 was $25.6 million. This loss resulted from significant costs incurred in the development and sale of

                                CACHEFLOW INC.

the Company's products and services, and from amortization of deferred stock compensation and goodwill. Management expects to experience significant growth in the Company's operating expenses, particularly research and development, sales and marketing expenses, and goodwill and stock compensation amortization. Due to this growth in expenses, and the impact of stock compensation expense and goodwill amortization, management expects to incur losses for the foreseeable future.

The Company's limited operating history makes the prediction of future operating results difficult. Management believes that period-to-period comparisons of the Company's operating results should not be relied upon as predictive of future performance. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. The Company may not be successful in addressing these risks and difficulties.

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

                                      Three Months Ended              Six Months Ended
                                          October 31,                    October 31,
                                     ---------------------         ----------------------
                                       2000          1999            2000          1999
                                     -------       -------         -------       --------
Net sales                              100.0%        100.0%          100.0%         100.0%
Cost of goods sold                      36.5          39.0            36.7           38.7
                                     -------       -------         -------       --------
Gross margin                            63.5          61.0            63.3           61.3

Operating expenses:
     Research and development           17.0          47.5            18.6           46.3
     Sales and marketing                53.2         105.3            57.0          101.5
     General and administrative          8.0          17.1             8.3           17.7
     Stock compensation                 23.9         315.0            33.8          215.8
     Goodwill amortization              45.3             -            44.7              -
                                     -------       -------         -------       --------
     Total operating expenses          147.4         484.9           162.4          381.3

Operating loss                         (83.9)       (423.9)          (99.1)        (320.0)

Interest income (expense), net           5.5          (1.7)            6.8           (1.4)
Provision for income taxes              (0.3)            -            (0.3)             -
                                     -------       -------         -------       --------

Net loss                               (78.7)  %    (425.6)  %       (92.6)  %    (321.4)%
                                     =======       =======         =======       ========

Net Sales. Net sales increased to $32.5 million for the quarter ended October 31, 2000 from $4.8 million for the quarter ended October 31, 1999. This increase was primarily attributable to higher sales volumes resulting from the introduction of new products, the continued market acceptance of existing products, and growth in the Company's customer base as management expanded the
Company's sales force.    During the quarter ended October 31, 2000, no customer
accounted for more than 10% of our net sales, and during the quarter ended October 31, 1999, one customer accounted for 17% of our net sales. Net sales from international operations were $19.4 million, or 60% of net sales, for the quarter ended October 31, 2000, and $1.9 million, or 40% of net sales, for the quarter ended October 31, 1999.

                                CACHEFLOW INC.

Net sales increased to $55.0 million for the six months ended October 31, 2000 from $8.5 million for the six months ended October 31, 1999. This increase was primarily attributable to higher sales volumes resulting from the introduction of new products, the continued market acceptance of existing products, and growth in the Company's customer base as management expanded the Company's sales
force.    During the six months ended October 31, 2000, no customer accounted for more than 10% of our net sales, and during the six months ended October 31, 1999, one customer accounted for 14% of our net sales. Net sales from international operations were $29.9 million, or 54% of net sales, for the six months ended October 31, 2000, and $3.6 million, or 43% of net sales, for the six months ended October 31, 1999.

Management expects net sales to increase as a result of continued growth in the Company's sales force, broader acceptance of the Company's products in the marketplace, and the introduction of new products, although the quarter-over-quarter growth rate in the Company's net sales of 573% will not continue in the future.

Gross Profit. Gross profit increased to $20.7 million for the quarter ended October 31, 2000 from $3.0 million for the quarter ended October 31, 1999.
Gross profit increased to $34.8 million for the six months ended October 31, 2000 from $5.2 million for the six months ended October 31, 1999. These increases in gross profit were primarily attributable to the introduction of new products and their growing acceptance in the marketplace and higher sales volumes. Gross margin increased to 63.5% for the quarter ended October 31, 2000 from 61.0% for the quarter ended October 31, 1999. Gross margin increased to 63.3% for the six months ended October 31, 2000 from 61.3% for the six months ended October 31, 1999. These increases in gross margin were principally due to the resulting economies of scale from higher unit production and cost savings achieved by outsourcing manufacturing of certain of the Company's products. Gross margin has been and will continue to be affected by a variety of factors, including competition, fluctuations in demand for the Company's products, the timing and size of customer orders and product implementations, the mix of direct and indirect sales, new product introductions and enhancements, component costs, manufacturing costs and product configuration.

Research and Development. Research and development expenses consist primarily of salaries and benefits, and prototype and test equipment costs. Research and development expenses increased to $5.5 million for the quarter ended October 31, 2000 from $2.3 million for the quarter ended October 31, 1999. Research and development expenses increased to $10.2 million for the six months ended October 31, 2000 from $3.9 million for the six months ended October 31, 1999. These increases in research and development expenses in absolute dollars were primarily attributable to increased staffing and associated support for engineers required to expand and enhance our product line, and, to a lesser extent, expenses related to prototype and test equipment units. As a percentage of net sales, research and development expenses decreased to 17.0% for the quarter ended October 31, 2000 from 47.5% for the quarter ended October 31, 1999. As a percentage of net sales, research and development expenses decreased to 18.6% for the six months ended October 31, 2000 from 46.3% for the six months ended October 31, 1999. These decreases in research and development expenses as a percentage of net sales reflect the fact that net sales during these periods increased more rapidly than research and development expenses. Management believes that significant investments in research and development will be required to remain competitive and expect that research and development expenses will continue to increase in absolute dollars in future periods. Through October 31, 2000, all research and development costs have been expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, commissions, advertising and promotional expenses, and customer service and support costs. Sales and marketing expenses increased to $17.3 million for the quarter ended October 31, 2000 from $5.1 million for the quarter ended October 31, 1999. Sales and marketing expenses increased to $31.3 million for the six months ended October 31, 2000 from $8.6 million for the six months ended October 31, 1999. These increases in sales and marketing expense in absolute dollars were related to the expansion of the Company's sales and marketing organization as management hired people and added sales and support facilities worldwide. As a percentage of net sales, sales and marketing expenses decreased to 53.2% for the quarter ended October 31, 2000 from 105.3% for the quarter ended October 31, 1999. As a percentage of net sales, sales and marketing expenses decreased to 57.0% for the six months ended October 31, 2000 from 101.5% for the six months ended October 31, 1999. These decreases in sales and marketing expenses

                                CACHEFLOW INC.

as a percentage of net sales reflect the fact that net sales during these periods increased more rapidly than sales and marketing expenses. Management expects to continue to increase sales and marketing expenses significantly in absolute dollars in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels.

General and Administrative. General and administrative expenses increased to $2.6 million for the quarter ended October 31, 2000 from $829,000 for the quarter ended October 31, 1999. General and administrative expenses increased to $4.6 million for the six months ended October 31, 2000 from $1.5 million for the six months ended October 31, 1999. These increases in general and administrative expenses in absolute dollars were primarily attributable to increased staffing and associated expenses necessary to manage and support our growth. As a percentage of net sales, general and administrative expenses decreased to 8.0% for the quarter ended October 31, 2000 from 17.1% for the quarter ended October 31, 1999. As a percentage of net sales, general and administrative expenses decreased to 8.3% for the six months ended October 31, 2000 from 17.7% for the six months ended October 31, 1999. These decreases in general and administrative expenses as a percentage of net sales reflect the fact that net sales during these periods increased more rapidly than general and administrative expenses. Management expects general and administrative expenses to increase in absolute dollars as they continue to increase staffing to manage expanding operations and facilities and incur the additional expenses associated with operating as a public company.

Stock Compensation. Stock compensation expense decreased to $7.8 million for the quarter ended October 31, 2000 from $15.2 million for the quarter ended October 31, 1999. This decrease in stock compensation in absolute dollars primarily reflects the fact that during the quarter ended October 31, 1999, the Company recorded a $8.1 million charge to stock compensation expense to reflect a grant of fully vested stock options to a consultant. Stock compensation expense increased to $18.6 million for the six months ended October 31, 2000 from $18.2 million for the six months ended October 31, 1999. Excluding the $8.1 million charge, the increase in stock compensation in absolute dollars during the three- and six-month periods ended October 31, 2000 primarily reflects the amortization of deferred compensation incurred on options granted below fair value during the two-month period prior to the Company's November 1999 initial public offering.

Goodwill Amortization. Goodwill amortization increased to $14.7 million and $24.6 million, respectively, for the three- and six-month periods ended October 31, 2000 from none in the comparable prior periods. These increases were attributable to the Company's acquisition of SpringBank Networks, Inc. on June 5, 2000, which was accounted for as a purchase business combination. The $177 million of goodwill that resulted from the transaction is being amortized over three years on a straight-line basis. Management expects goodwill amortization to increase in the future since additional goodwill would arise from the Company's pending acquisition of Entera, Inc., which is expected to close in December 2000.

Interest Income (Expense), Net. Net interest income increased to $1.8 million for the quarter ended October 31, 2000, from net interest expense of $80,000 for the quarter ended October 31, 1999. Interest income increased to $3.7 million for the six months ended October 31, 2000, from net interest expense of $116,000 for the six months ended October 31, 1999. These increases were primarily attributable to increased interest income earned on the Company's cash equivalents and short-term investments, which grew significantly following the receipt of proceeds upon completion of the Company's initial public offering in November 1999.

Liquidity and Capital Resources

From inception through November 1999, management financed the Company's operations and the purchase of property and equipment through private sales of preferred stock, with net proceeds of $37.9 million, as well as through bank loans and equipment leases. In November 1999, management financed the Company's operations through an initial public offering of our common stock, with proceeds of $126.5 million, net of underwriting discounts, commissions and estimated offering costs. At October 31, 2000, the Company had $46.0 million in cash and cash equivalents, $68.7 million in short-term investments, and $116.7 million in working capital.

                                CACHEFLOW INC.

Net cash used in operating activities was $16.6 million for the six months ended October 31, 2000 and $9.0 million for the six months ended October 31, 1999. Management used cash primarily to fund the Company's net losses from operations.

Net cash used in investing activities was $38.7 million for the six months ended October 31, 2000 and was $1.4 million for the six months ended October 31, 1999. Net cash used in investing activities for the six months ended October 31, 2000 was primarily attributable to net purchases of short-term securities, as well as purchases of property, plant and equipment. Management expects that, in the future, any cash in excess of current requirements will continue to be invested in high quality, interest-bearing securities.

Capital expenditures were $4.3 million for the six months ended October 31, 2000 and $1.4 million for the six months ended October 31, 1999. Capital expenditures consisted of purchases of plant, equipment and software. Management expects that capital expenditures will continue to increase in the future.

Net cash provided by financing activities was $9.9 million for the six months ended October 31, 2000 and $27.0 million for the six months ended October 31, 1999. Financing activities for the six months ended October 31, 2000 were primarily attributable to the exercise of employee stock options. For the six months ended October 31, 1999, the Company raised approximately $20.0 million in net proceeds from the sale of Series C Preferred Stock at $4.575 per share during May 1999, and approximately $3.1 million in net proceeds from the sale of Series D Preferred Stock at $11.00 per share that was subsequently issued in November 1999.

Management believes that working capital will be sufficient to meet working capital and capital expenditure requirements for at least the next twelve months. Thereafter, management may find it necessary to obtain additional equity or debt financing. Furthermore, if cash is used for acquisitions or other unanticipated uses, the Company may need additional capital sooner than expected. In the event additional financing is required, the Company may not be able to raise it on acceptable terms or at all.

Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal year 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial position or results of operations.

In June 1998, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The effective date of implementation of FAS 133 was deferred until the fourth quarter of fiscal year 2000. Management does not expect the adoption of FAS 133 to have a material effect on the Company's financial position or results of operations.

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

We incurred net losses of $25.6 million and $20.6 million for the three months ended October 31, 2000 and October 31, 1999. As of October 31, 2000, we had an accumulated deficit of $133.8 million. We have not had a profitable quarter since our inception and we expect to continue to incur net losses in the future. To date, we have funded our operations from the sale of equity securities and through bank loans and equipment leases.

We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. We may never achieve profitability. We expect to incur substantial non-cash costs relating to the amortization of deferred compensation and goodwill, which will contribute to our net losses. As of October 31, 2000, we had an aggregate of $29.2 million of deferred compensation and $152.4 million of goodwill to be amortized. The Company may record additional compensation expense in the future if management decides to grant below-market stock options in order to attract and retain employees in a highly competitive labor market or make acquisitions that result in the recording of deferred stock compensation. Furthermore, the Company many record additional goodwill amortization and stock compensation in the future if management acquires additional complementary businesses.

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

The market for content-smart networking solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We primarily encounter competition from a variety of companies, including Cisco Systems, Inktomi, Network Appliance, Novell, Dell and various others using publicly available, free software. In addition, we expect additional competition from other established and emerging companies as the market for content-smart networking continues to develop and expand.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, more quickly develop new products or enhance existing products and services, or bundle content-smart networking solutions in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

Our variable sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

Because customers have differing views on the strategic importance of implementing content-smart networking solutions, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from two to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses
and expend significant management efforts.   In addition, purchases of our
products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles.

                                CACHEFLOW INC.

We are entirely dependent on market acceptance of our content-smart networking solutions and, as a result, a decline in sales or lack of market acceptance of these solutions could cause our sales to fall.

To date, our content-smart networking products and related services have accounted for all of our net sales. We anticipate that revenues from our current product family and services will continue to constitute substantially all of our net sales for the foreseeable future. As a result, a decline in the prices of, or demand for, our current product family and services, or their failure to achieve broad market acceptance, would seriously harm our business. As of November 30, 2000, the CacheFlow 600, 700, 3000, 5000, 6000, and 7000 Series
products are the only products that we currently sell. Our CacheFlow 100 and 500 Series products, which have historically accounted for a substantial portion of our net sales, have been discontinued and replaced by our CacheFlow 600 and 700, Series products that were introduced in September 2000. The 6000 and 7000 Series products that were introduced in November 2000 will eventually replace our CacheFlow 3000 and 5000 Series products, which have also historically accounted for a significant portion of our net sales. We cannot be certain that our CacheFlow 600, 700, 6000 or 7000 Series products will continue to achieve any significant degree of market acceptance.

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

We rely on several third-party manufacturers to build portions of our products. If we or our suppliers are unable to manage the relationships with these manufacturers effectively or if these manufacturers fail to meet our future requirements for timely delivery, our business would be seriously harmed. We have no written agreement with any of these manufacturers and they fulfill our supply requirements on the basis of individual purchase orders from us. Accordingly, these manufacturers are not obligated to continue to fulfill our supply requirements, and the prices we are charged for these components could be increased on short notice. Any interruption in the operations of any one of these manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers and would seriously harm our business. In addition, the products that these manufacturers build for us may not be sufficient in quality or in quantity to meet our needs. Our delivery requirements could exceed the capacity of these manufacturers, which would likely result in manufacturing delays, which could result in lost sales and the loss of existing and potential customers. We cannot be certain that these manufacturers or any other manufacturer will be able to meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of these manufacturers or any other of our contract manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of any of our contract manufacturers in the future, would cause a delay in our ability to fulfill customer orders while we attempt to obtain a replacement manufacturer. Delays

                                CACHEFLOW INC.

associated with our attempting to replace or our inability to replace one of our manufacturers would seriously harm our business.

We may experience production delays, quality control problems and capacity constraints in manufacturing and assembling our products, which could result in a decline of sales.

We currently conduct some of the final assembly and testing of our products at our headquarters in Sunnyvale, California. We have transitioned manufacturing and assembly for some of our products to third parties and we may transition additional manufacturing and assembly in the future. If we were unable to identify vendors for manufacturing and assembly, we would be required to make additional capital investments in new or existing facilities. To the extent any capital investments are required, our gross margins and, as a result, our business could be seriously harmed. We may experience production interruptions or quality control problems in connection with any transition of final assembly, either of which would seriously harm our business. We or our vendors may experience substantial assembly capacity constraints. In the event of any capacity constraints we may be unable to accept certain orders from, and deliver products in a timely manner to, our customers. This could result in the loss of existing or potential customers and would seriously harm our business.

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our customers and may result in the loss of sales and customers.

We currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. For example, we purchase custom power supplies and Intel hardware for use in all of our products. The introduction by Intel or others of new versions of their hardware, particularly if not anticipated by us, could require us to expend significant resources to incorporate this new hardware into our products. In addition, if Intel or others were to discontinue production of a necessary part or component, we would be required to expend significant resources in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source components can be time-consuming and expensive. Any of these events would be disruptive to us and could seriously harm our business. Further, financial or other difficulties faced by these suppliers or unanticipated demand for these parts or components could limit the availability of these parts or components. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would seriously harm our ability to meet our scheduled product deliveries to our customers.

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

Our ability to compete effectively and to manage future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. The number of our employees increased from 40 at April 30, 1998 to 430 at October 31, 2000, and we plan to further increase our headcount. We recently implemented a new enterprise resource planning software system that replaced substantially all of our business and manufacturing systems. While we have not had significant problems to date, we may encounter difficulties in transitioning to the new enterprise resource planning software system. Even after we implement this system, our personnel, systems, procedures and controls may be inadequate to support our future operations.

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

                                CACHEFLOW INC.

We may not be able to enter into new international markets or generate a significant level of sales from the international markets in which we currently operate.

For the quarter ended October 31, 2000, sales to customers outside of the United States and Canada accounted for approximately 60% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to expand international sales depends on our ability to expand our international operations, including establishing manufacturing assembly capabilities overseas, hiring international personnel and recruiting additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed. In addition, if we fail to expand and improve our worldwide operating systems, our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information will be adversely affected, seriously harming our business.

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

Our customers install our content-smart networking solutions directly into their network infrastructures. Any errors, defects or other performance problems with our products could negatively impact the networks of our customers or other Internet users, resulting in financial or other damages to these groups. These groups may then seek damages from us for their losses. If a claim were brought against us, we may not have sufficient protection from statutory limitations, or license or contract terms with our customers and any unfavorable judicial decisions could seriously harm our business. However, a product liability claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability claim could seriously harm our business reputation.

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

We expect to consummate a merger with Entera, Inc. in the quarter ended January 31, 2001. There are a number of conditions that must be satisfied by the Company and Entera in order to close this merger and the Company can not be certain that those conditions will be met. If those conditions are not satisfied, one or both of the parties to the transaction may have the right to terminate the merger agreement. We may also make additional acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management's attention, loss of key employees of acquired companies and substantial transaction costs. Some of the products acquired may require significant additional development before they can be marketed and may not generate revenue at levels anticipated by us. Moreover, future acquisitions by us may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant amortization expense. Any of these problems or factors could seriously harm our business.


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

We presently have several pending United States patent applications and several pending patent applications in foreign patent offices. Several patent applications pending before the United States Patent Office have been allowed and are expected to issue as United States patents.

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

                                CACHEFLOW INC.

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

At October 31, 2000, we had approximately $46.0 million in cash and cash equivalents and $68.7 million in short-term investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for acquisitions or other unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of indirect channels and associated support personnel will require a significant commitment of resources. In addition, if the market for content-smart networking solutions develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

Risks Related to the Content-Smart Networking Industry

The market for content-smart networking solutions is new and unpredictable, and if this market does not develop as we anticipate, our sales may not grow.

Sales of our products depend on increased demand for content-smart networking solutions. The market for content-smart networking solutions is a new and rapidly evolving market. If the market for content-smart networking solutions fails to grow as we anticipate, or grows more slowly than we anticipate, our business will be seriously harmed. Because this market is new, we cannot predict its potential size or future growth rate. Our ability to generate net sales in this emerging market will depend on, among other things, our ability to:

        . educate potential end users and indirect channel partners about the benefits of content-smart networking solutions;

        .     continue to develop our direct sales channel; and

        . establish and maintain relationships with leading indirect channel partners.


The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

Since our initial public offering in November 1999 through November 30, 2000, the closing market price of our common stock has fluctuated significantly between $30.50 and $164.69. The market price of the common stock may fluctuate significantly in response to the following factors:

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 60% of total net sales for the three-month period ended October 31, 2000.

As of October 31, 2000, we had approximately $103.4 million invested primarily in fixed-rate, short-term corporate and U.S. government debt securities which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. We do not hold any equity securities or derivative investments. As of October 31, 2000, no significant changes have occurred in interest rates since our Annual Report on Form 10-K for the year ended April 30, 2000.


                          PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

(c) Changes in Securities

During the quarter ended October 31, 2000, the Company granted options to purchase 1,532,550 shares of common stock to employees and directors of the Company under the 1999 Stock Option Plan, the 2000 Supplemental Stock Option Plan, and the Director's Plan.

During the quarter ended October 31, 2000, employees, consultants, directors and other service providers of the Company exercised options to purchase 899,676 shares of common stock.

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

                                CACHEFLOW INC.

After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to the Company from the offering were approximately $126.5 million, which have been invested in investment grade securities. During the three months ended October 31, 2000, net proceeds were not used for general corporate purposes.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on Wednesday, August 30, 2000 at the Company's corporate headquarters in Sunnyvale, California. Of the 39,045,680 shares outstanding as of the record date, 30,846,769 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1) To elect the following six directors of the Board of Directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified :

                                       Votes For                 Votes Withheld

Brian M. NeSmith                       30,803,773                     42,996
Michael A. Malcolm                     30,768,237                     78,532
Andrew S. Rachleff                     30,819,333                     27,436
David W. Hanna                         30,811,461                     35,308
Mark Andreessen                        30,811,408                     35,361
Stuart G. Phillips                     30,819,333                     27,436

(2) To approve an amendment to the Company's 1999 Stock Incentive Plan to increase the total number of shares of Common Stock reserved for issuance thereunder by 2,000,000 shares.

Votes for:                                                  22,981,499
Votes against:                                               2,046,696
Votes abstaining:                                                8,774
Non-vote:                                                    5,809,800

(3) To ratify the Company's appointment of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending April 30, 2001.

Votes for:                                                  30,836,707
Votes against:                                                   5,184
Votes abstaining:                                                4,878


Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits:

             Number          Exhibit Description
             ------          -------------------
             10.18           Michael Malcolm Resignation Agreement
             27.1            Financial Data Schedule

     (b) One Form 8-K/A was filed during the quarter ended October 31, 2000 related to the acquisition of SpringBank Networks.

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


                                      CACHEFLOW INC.


                                      /s/ Michael Johnson
                                      -------------------
                                      Michael Johnson
                                      Chief Financial and Accounting Officer




Dated: December 15, 2000

                                CACHEFLOW INC.

                                 EXHIBIT INDEX


                            Number       Exhibit Description
                            ------       -------------------

                            10.18        Michael Malcolm Resignation Agreement
                            27.1         Financial Data Schedule