Form 10-Q
period 2001-01-31
CACHEFLOW INC
filed 2001-03-14
CIK 1095600

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

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                                       OUTSTANDING AT
           CLASS                                     February 28, 2001
           -----                                     -----------------

Common Stock, par value $0.0001                          43,343,725

                               TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I. FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of January 31, 2001 and April
               30, 2000                                                                            1

               Condensed Consolidated Statements of Operations for the three and nine
               months ended January 31, 2001 and January 31, 2000                                  2

               Condensed Consolidated Statements of Cash Flows for the nine months
               ended January 31, 2001 and January 31, 2000                                         3

               Notes to Condensed Consolidated Financial Statements                            3 - 8

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                  9 - 23

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                         23

PART II.  OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                                          24

Item 6.        Exhibits and Reports on Form 8-K                                                   24

SIGNATURES                                                                                        25

                                CACHEFLOW INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                          January 31,             April 30,
                                                                            2001                     2000
                                                                         ------------            -----------
                                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $  42,803               $ 91,532
   Short-term investments                                                    52,550                 33,788
   Accounts receivable, net                                                  17,309                  3,112
   Inventories                                                               14,224                  4,741
   Prepaid expenses and other current assets                                  2,252                  1,200
                                                                          ---------               --------
Total current assets                                                        129,138                134,373


Property and equipment, net                                                  11,292                  4,721
Goodwill, net                                                               481,973                      -
Other assets                                                                  1,323                  1,640
                                                                          ---------               --------
Total assets                                                              $ 623,726               $140,734
                                                                          =========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $   8,807               $  2,465
   Accrued payroll and related benefits                                       5,706                  2,611
   Deferred revenue, short-term                                               5,892                  1,375
   Other accrued liabilities                                                 10,785                  1,487
                                                                          ---------               --------
Total current liabilities                                                    31,190                  7,938

Deferred revenue, long-term                                                   1,228                    166
                                                                          ---------               --------
Total liabilities                                                            32,418                  8,104

Commitments

Stockholders' equity:
   Common stock                                                                   4                      4
   Additional paid-in capital                                               888,396                264,304
   Treasury stock                                                            (1,787)                  (570)
   Notes receivable from stockholders                                        (4,072)                (4,713)
   Deferred stock compensation                                              (36,726)               (43,489)
   Accumulated deficit                                                     (252,961)               (82,805)
   Accumulated other comprehensive loss                                      (1,546)                  (101)
                                                                          ---------               --------
Total stockholders' equity                                                  591,308                132,630
                                                                          ---------               --------
Total liabilities and stockholders' equity                                $ 623,726               $140,734
                                                                          =========               ========

           See notes to condensed consolidated finanical statements.

                                CACHEFLOW INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; in thousands, except per share amounts)

                                                               Three Months Ended                          Nine Months Ended
                                                                   January 31,                                January 31,
                                                        -----------------------------               -----------------------------
                                                           2001                2000                    2001                2000
                                                        ---------            --------               ---------            --------
Net sales                                               $  21,225            $  8,033               $  76,218            $ 16,483
Cost of goods sold                                          7,738               3,082                  27,929               6,348
                                                        ---------            --------               ---------            --------
Gross profit                                               13,487               4,951                  48,289              10,135

Operating expenses:
   Research and development                                 7,496               2,744                  17,742               6,655
   Sales and marketing                                     22,367               9,255                  53,705              17,829
   General and administrative                               3,425               1,302                   7,991               2,798
   Stock compensation                                      38,942               8,634                  57,507              26,869
   Goodwill amortization                                   29,718                   -                  54,299                   -
   Acquired in-process technology                          32,200                   -                  32,200                   -
                                                        ---------            --------               ---------            --------
Total operating expenses                                  134,148              21,935                 223,444              54,151
                                                        ---------            --------               ---------            --------

Operating loss                                           (120,661)            (16,984)               (175,155)            (44,016)
Interest income, net                                        1,682               1,179                   5,395               1,063
                                                        ---------            --------               ---------            --------

Net loss before income taxes                             (118,979)            (15,805)               (169,760)            (42,953)
Provision for income taxes                                   (227)                  -                    (396)                  -
                                                        ---------            --------               ---------            --------
Net loss                                                 (119,206)            (15,805)               (170,156)            (42,953)
Accretion of preferred stock                                    -              (1,967)                      -              (1,967)
                                                        ---------            --------               ---------            --------

Net loss available to common stockholders               $(119,206)           $(17,772)              $(170,156)           $(44,920)
                                                        =========            ========               =========            ========

Basic and diluted net loss per common share             $   (3.19)           $  (0.64)              $   (4.89)           $  (3.02)
                                                        =========            ========               =========            ========

Shares used in computing basic and diluted
   net loss per common share                               37,311              27,603                  34,778              14,871
                                                        =========            ========               =========            ========
Pro forma basic and diluted net loss per
   common share                                         $   (3.19)           $  (0.59)              $   (4.89)           $  (1.73)
                                                        =========            ========               =========            ========
Shares used in computing pro forma basic and
   diluted net loss per common share                       37,311              30,151                  34,778              25,914
                                                        =========            ========               =========            ========

           See notes to condensed consolidated finanical statements.

                                CACHEFLOW INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                             Nine Months Ended
                                                                                 January 31,
                                                                       ----------------------------
                                                                            2001               2000
                                                                       ---------           --------
Operating Activities
Net loss                                                               $(170,156)          $(42,953)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                                           1,661                479
   Stock compensation                                                     57,507             26,869
   Goodwill amortization                                                  54,299                  -
   Acquired in-process technology                                         32,200                  -
   Interest on notes receivable from stockholders                           (157)               (73)
   Changes in operating assets and liabilities:
     Accounts receivable                                                 (14,197)            (1,413)
     Inventories                                                          (9,483)            (3,316)
     Prepaid expenses and other current assets                              (881)              (397)
     Other assets                                                            354               (596)
     Accounts payable                                                       (815)             1,155
     Accrued liabilities                                                   7,058              2,515
                                                                       ---------           --------
Net cash used in operating activities                                    (42,610)           (17,730)

Investing Activities
Purchases of property and equipment                                       (7,416)            (2,713)
Purchases of investments, net                                            (19,501)           (23,620)
Cash acquired in business acquisitions                                     7,813                  -
                                                                       ---------           --------
Net cash used in investing activities                                    (19,104)           (26,333)

Financing Activities
Net proceeds from issuance of preferred stock                                  -             23,526
Net proceeds from issuance of common stock                                13,053            132,245
Repurchase of employee common stock                                          (68)              (157)
Payments on debt obligations and line of credit                                -             (4,753)
                                                                       ---------           --------
Net cash provided by financing activities                                 12,985            150,861

                                                                       ---------           --------
Net (decrease) increase in cash and cash equivalents                     (48,729)           106,798
Cash and cash equivalents at beginning of period                          91,532              2,291
                                                                       ---------           --------

Cash and cash equivalents at end of period                             $  42,803           $109,089
                                                                       =========           ========
Supplemental disclosure of cash flow information
Cash paid for interest                                                 $       -           $    309
                                                                       =========           ========
Non-cash investing and financing activities
Purchase of equipment under capital lease                              $       -           $    110
                                                                       =========           ========
Net exercise of preferred stock warrants                               $       -           $    509
                                                                       =========           ========
Accretion of preferred stock                                           $       -           $  1,967
                                                                       =========           ========
Issuance of note receivable to stockholder for the
exercise of stock options                                              $       -           $  2,519
                                                                       =========           ========
Amounts related to business acquisitions:
   Issuance of common stock and assumption of stock options            $ 579,076           $      -
                                                                       =========           ========
   Net liabilities assumed                                             $   7,013           $      -
                                                                       =========           ========

           See notes to condensed consolidated finanical statements.

                                CACEHFLOW INC.


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements and related notes as of January 31, 2001, and for the three- and nine-month periods then ended, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of its consolidated financial position, operating results, and cash flows for the interim date and periods presented. Operating results for the quarter and nine-month periods ended January 31, 2001 are not necessarily indicative of results for the entire fiscal year or future periods.

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


Note 3.  Revenue Recognition

The Company generally recognizes product revenue upon shipment assuming that collectibility is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recorded evenly over the life of the contract. Maintenance contract revenue for the three- and nine-month periods ended January 31, 2001 and 2000 was not material.


Note 4.  Inventories

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following (in thousands):


                                           January 31,           April 30,
                                              2001                 2000
                                         -------------         -----------
                                          (Unaudited)

     Raw materials                           $  7,377              $ 2,380
     Work-in-process                            2,862                  317
     Finished goods                             3,985                2,044
                                         ------------          -----------
                                             $ 14,224              $ 4,741
                                         ============          ===========

                                CACEHFLOW INC.


Note 5. Goodwill

Goodwill, which has resulted from business combinations accounted for as purchases, is recorded at amortized cost and is included in "Goodwill, net" on the Company's balance sheet. Amortization is computed using the straight-line method over a period of three years. Management periodically reviews the carrying amounts of the Company's goodwill for indications of impairment that include, but are not limited to, trends in turnover of the acquired workforce, technological obsolescence, the value of goodwill relative to the Company's market capitalization, and other factors.


Note 6. Long-Lived Assets

The Company evaluates its long-lived assets in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets.


Note 7. Litigation

From time to time and in the ordinary course of business, the Company is subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation against the Company will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.


Note 8. Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Included in other comprehensive income (loss) for the Company are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in "Accumulated other comprehensive loss" in the stockholders' equity section of the balance sheet. The comprehensive net losses for the three- and nine-month periods ended January 31, 2001 were $120,740,000 and $171,601,000, respectively. The comprehensive net losses for the three- and nine-month periods ended January 31, 2000 were $17,845,000 and $44,993,000, respectively.


Note 9. Net Loss Per Common Share

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

Pro forma basic and diluted net loss per common share, as presented in the condensed consolidated statements of operations for the three- and nine-month periods ended January 31, 2000, have been computed as described above and also give effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of

                                CACEHFLOW INC.


issuance. The shares used in calculating the pro forma basic and diluted net loss per common share amounts also include warrants to purchase series A and C preferred stock, as such warrants expired upon the completion of the Company's initial public offering of its common stock. The weighted average share amounts exclude warrants to purchase series B preferred stock, as such warrants remained outstanding after the initial public offering was complete.

Pro forma basic and diluted net loss per common share for the three- and nine-month periods ended January 31, 2001 was the same as basic and diluted net loss per common share since all preferred stock and warrants had been converted or exercised and were outstanding for the entire three- and nine-month periods.

The following table presents the calculation of basic and diluted net loss per common share and pro forma basic and diluted net loss per common share (in thousands, except per share amounts):

                                                         Three Months Ended               Nine Months Ended
                                                             January 31,                     January 31,
                                                       ------------------------        ------------------------
                                                          2001           2000             2001           2000
                                                       ---------       --------        ---------      ---------
                                                            (Unaudited)                     (Unaudited)
Historical:
  Net loss available to common stockholders            $(119,206)      $(17,772)       $(170,156)      $(44,920)
                                                       =========       ========        =========       ========

  Weighted-average shares of common stock
   outstanding                                            41,909         32,258           39,750         19,329
  Less: Weighted-average shares subject to
   repurchase                                             (4,598)        (4,655)          (4,972)        (4,458)
                                                       ---------       --------        ---------       --------
  Weighted-average shares used in computing basic
   and diluted net loss per common share                  37,311         27,603           34,778         14,871
                                                       =========       ========        =========       ========

  Basic and diluted net loss per common share          $   (3.19)      $  (0.64)       $   (4.89)      $  (3.02)
                                                       =========       ========        =========       ========

Pro forma:
  Shares used above                                       37,311         27,603           34,778         14,871
  Pro forma adjustment to reflect the weighted
   effect of the assumed conversion of preferred
   stock                                                       -          2,437                -         10,561
  Pro forma adjustment to reflect the weighted
   effect of assumed exercise and conversion of
   preferred stock warrants                                    -            111                -            482
                                                       ---------       --------        ---------       --------
  Shares used in computing pro forma basic and
   diluted net loss per common share                      37,311         30,151           34,778         25,914
                                                       ---------       --------        ---------       --------
  Pro forma basic and diluted net loss per common
   share                                               $   (3.19)      $  (0.59)       $   (4.89)      $  (1.73)
                                                       =========       ========        =========       ========

The Company has excluded all preferred stock, warrants for preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Note 10.  Stockholders' Equity

Common Stock

The Company has entered into Stock Purchase Agreements in connection with the sale of common stock to employees, directors and service providers. The Company typically has the right to repurchase, at the

                                CACEHFLOW INC.


original issue price, a declining percentage of certain of the shares of common stock issued based on the service periods of employees, directors, and service providers. The repurchase right generally declines on a percentage basis over four years based on the length of either each respective employee's continued employment with the Company, the director's membership on the Board of Directors, or the service provider's period of service. As of January 31, 2001 and 2000, 4,387,438 and 4,721,822 shares, respectively, of common stock issued under these agreements were subject to repurchase.

Stock Compensation

For the three months ended January 31, 2001 and 2000, the Company recorded deferred stock compensation of $17,802,000 and $24,062,000, respectively. For the nine months ended January 31, 2001 and 2000, the Company recorded deferred stock compensation of $21,839,000 and $71,848,000, respectively. These amounts represent the difference between the exercise price and the deemed fair value of the Company's common stock on the date such stock options were granted. For the three months ended January 31, 2001 and 2000, the Company recorded amortization of stock compensation of $38,942,000 and $8,634,000, respectively. For the nine months ended January 31, 2001 and 2000, the Company recorded amortization of stock compensation of $57,507,000 and $26,869,000, respectively. The amortization of deferred stock compensation for the three- and nine-month periods ended January 31, 2001 includes a non-recurring, non-cash charge of $28,100,000 related to the acceleration of vesting of certain options held by the Company's departed chairman. At January 31, 2001 and April 30, 2000, the Company had $36,726,000 and $43,489,000, respectively, of remaining unamortized deferred stock compensation. Such amounts are included as a reduction of stockholders' equity and are being amortized using a graded method over the vesting period of each respective option.


Note 11.  Business Acquisition

On December 15, 2000, the Company completed the acquisition of Entera, Inc. ("Entera"), a company that develops standards-based streaming content distribution and management technologies, in a transaction accounted for as a purchase. The Company acquired all of the outstanding capital stock of Entera through a stock-for-stock merger, pursuant to which each issued and outstanding share of common stock of Entera converted into the right to receive 0.107657 shares of common stock of CacheFlow. In addition, each outstanding option to purchase Entera common stock was assumed by the Company and converted at the exchange ratio into an option to purchase shares of CacheFlow common stock. Purchase consideration was approximately $411.9 million consisting of approximately 3.4 million shares of CacheFlow common stock with a fair value of approximately $370.8 million, the assumption of approximately 400,000 outstanding stock options with a fair value of approximately $40 million, and approximately $1.1 million in transaction costs.

The fair value of the common stock to be issued is based on the average closing price of CacheFlow's common stock two days before and after the acquisition was announced on October 10, 2000. The fair value of the Entera options assumed is based on the Black-Scholes model using the following assumptions:

     . Expected lives of 9 years
     . Expected volatility factor of 1.54
     . Risk-free interest rate of 6.25%
     . Expected dividend rate of 0%

The excess of the purchase price over the fair value of the net assets acquired is valued at $409.1 million. Of this excess, $359.3 million was allocated to goodwill, $17.6 million was allocated to deferred compensation, and $32.2 million was allocated to in-process research and development based upon a valuation prepared by an independent third-party appraiser. The amount allocated to in-process research and development was charged to expense as a non-recurring charge in the quarter ended January 31, 2001 since the in-process research and development had not yet reached technological feasibility and had no alternative future uses. The amount allocated to goodwill is being amortized on a straight-line basis over

                                CACEHFLOW INC.


three years. The amount allocated to deferred compensation is presented as a reduction to stockholder's equity and is being amortized using a graded method over the vesting period of each respective option.

In June 2000, the Company also acquired SpringBank Networks, Inc., an Internet infrastructure company, in a transaction accounted for as a purchase. Approximately $177.0 million in goodwill resulted from this transaction, which is being amortized on a straight-line basis over a period of three years. Further details of this transaction are disclosed in the Company's Form 10-Q for the quarter ended July 31, 2000.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Entera had occurred at the beginning of fiscal years 2001 and 2000, after giving effect to certain adjustments, including amortization of goodwill and deferred compensation, but excluding the non-recurring charge for the write-off of $32.2 million in acquired in-process research and development. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal years 2001 and 2000 or of the results which may occur in the future (in thousands, except per share data).

                                                  Nine Months     Nine Months
                                                Ended January    Ended January
                                                   31, 2001         31, 2000
                                                ------------     -----------

             Net sales                             $  78,843       $  16,801
                                                ============     ===========

             Net loss                              $(330,136)      $(178,849)
                                                ============     ===========
             Basic and diluted net loss per
             common share                          $   (8.78)      $   (9.79)
                                                ============     ===========

Note 12.  Subsequent Events

Reorganization Plan

In February 2001, the Company announced a reorganization plan and expects to incur in the quarter ended April 30, 2001 a one-time charge of $2-3 million to complete this effort, which will primarily include employee severance costs and certain contract termination and facilities consolidation costs.

Employee Stock Incentive Program

In February 2001, the Company implemented an employee stock incentive program in which employees could elect to trade in their current option grants in exchange for a like number of options that will be granted no sooner than six months and a day from the trade-in date at an exercise price equal to the fair value of the underlying common stock on that date. Employees electing not to participate in the exchange will receive an option grant equal to 25% of the number of their unexercised options that have exercise prices greater than $8 per share. In connection with this program, 1,698,633 options were cancelled for those employees who elected to participate in the exchange and 1,553,863 options will be granted to employees who elected not to participate. The exchange program has been organized to comply with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting. Executive officers and members of the Company's Board of Directors were not eligible to participate in this program.

                                CACEHFLOW INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This quarterly report contains forward-looking statements, including, but not limited to, statements about CacheFlow's operations and prospects, our competitive position and business strategies, our expectations, beliefs, intentions or other strategies regarding the future, including our ability to sell our products in the future and our likely sources of future revenue, the demand for and customer acceptance of our products, our business pipeline, our ability to integrate acquisitions, our need to raise additional capital and the adoption of content-smart networking solutions. These forward-looking statements involve risks and uncertainties. Actual results could differ materially. Important factors that could cause actual results to differ materially include the level of demand for Cacheflow's products and services; the intensity of competition; CacheFlow's ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; risks associated with acquisitions; and risks related to the adoption of content-smart networking solutions. For a more detailed discussion of the risks relating to CacheFlow's business, investors should read the section later in this report entitled "Factors Affecting Future Operating Results." All forward-looking statements included in this quarterly report are based upon information available to CacheFlow as of the date hereof, and CacheFlow assumes no obligation to update these forward-looking statements.

Overview

The Company is focused on content-smart networking, which is a new layer of infrastructure for intelligently accelerating, delivering, and managing static, streaming, dynamic, and application content. CacheFlow's content-smart networking appliances and services enable enterprises, service providers and content providers to deliver the right content to the right place at the right time. The Company began commercial shipment of it's first products, a line of high-performance Internet caching appliances, in May 1998. Since that time, The Company has introduced other Internet appliances, which have a variety of hardware configurations designed for the different price, performance, capacity and reliability requirements of our customers. The list prices of these appliances increase as they become more highly configured. Substantially all of the Company's net sales through January 31, 2001 were attributable to sales of our Internet appliance products. Management anticipates that these products will continue to account for a substantial portion of our net sales for the foreseeable future.

The Company recorded deferred stock compensation of approximately $17.8 million and $24.1 million for the three months ended January 31, 2001 and 2000. The Company recorded deferred stock compensation of approximately $21.8 million and $71.8 million for the nine months ended January 31, 2001 and 2000. These amounts represent the difference between the exercise price and the deemed fair value of stock option and warrant grants issued to employees, consultants, directors and third parties on the date such stock awards were granted. The Company recorded stock compensation expense of approximately $38.9 million and $8.6 million for the three months ended January 31, 2001 and 2000. The Company recorded stock compensation expense of approximately $57.5 million and $26.9 million for the nine months ended January 31, 2001 and 2000. Stock compensation expense for the three- and nine-month periods ended January 31, 2001 includes a non-recurring, non-cash deferred stock compensation charge of $28.1 million in connection with the accelerated vesting of certain unvested stock options held by the Company's departed chairman. The Company may record additional compensation in the future if management decides to grant below-market stock options in order to attract and retain employees in a highly competitive labor market, modify other existing stock awards, or if the Company assumes additional unvested stock and options in future acquisitions. Given the balance of deferred stock compensation on the balance sheet and recent grant history, management expects stock compensation expense to be a significant operating expense as this deferral is recognized.

The Company has incurred net losses in each quarter since inception. As of January 31, 2001, the Company had an accumulated deficit of $253.0 million and net loss for the three months ended January 31, 2001 was $119.2 million. This loss resulted from significant costs incurred in the development and sale of the

                                CACHEFLOW INC.

Company's products and services, from the amortization of deferred stock compensation and goodwill, and from a non-cash charge for in-process technology acquired in the Company's acquisition of Entera. Management expects to experience continued growth in the Company's operating expenses, particularly research and development, goodwill amortization, and stock compensation expense. Due to this growth in expenses, and the impact of stock compensation expense and goodwill amortization, management expects to incur losses for the foreseeable future.

The Company's limited operating history makes the prediction of future operating results difficult. Management believes that period-to-period comparisons of the Company's operating results should not be relied upon as predictive of future performance. The Company's prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. The Company may not be successful in addressing these risks and difficulties. Our net sales and operating results for the quarter ended January 31, 2001 were significantly below our internal expectations and the expectations of public market analysts and investors. The price of our common stock has decreased significantly as a result.

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

                                                         Three Months Ended                   Nine Months Ended
                                                             January 31,                         January 31,
                                                     --------------------------         ---------------------------
                                                       2001              2000              2001              2000
                                                     --------         ---------         ---------          --------
Net sales                                             100.0%            100.0%            100.0%             100.0%
Cost of goods sold                                     36.5              38.4              36.6               38.5
                                                     ------           -------           -------            -------
Gross margin                                           63.5              61.6              63.4               61.5

Operating expenses:
     Research and development                          35.3              34.1              23.3               40.4
     Sales and marketing                              105.4             115.2              70.5              108.1
     General and administrative                        16.1              16.2              10.5               17.0
     Stock compensation                               183.5             107.5              75.5              163.0
     Goodwill amortization                            140.0                 -              71.2                  -
     Acquired in-process technology                   151.7                 -              42.2                  -
                                                     ------           -------           -------            -------
     Total operating expenses                         632.0             273.0             293.2              328.5

Operating loss                                       (568.5)           (211.4)           (229.8)            (267.0)

Interest income, net                                    7.9              14.6               7.1                6.4
Provision for income taxes                             (1.0)                -              (0.5)                 -
                                                     ------           -------           -------            -------
Net loss                                             (561.6)           (196.8)           (223.2)            (260.6)
Accretion of preferred stock                              -             (24.4)                -              (11.9)
                                                     ------           -------           -------            -------
Net loss available to common
 stockholders                                        (561.6)%          (221.2)%          (223.2)%           (272.5)%
                                                     ======           =======           =======            =======

                                CACHEFLOW INC.

Net Sales. Net sales increased to $21.2 million for the quarter ended January 31, 2001 from $8.0 million for the quarter ended January 31, 2000. This increase was primarily attributable to higher sales volumes resulting from the introduction of new products, the continued market acceptance of existing products, and growth in the Company's customer base as management expanded the Company's sales force. During the quarters ended January 31, 2001 and 2000, no customer accounted for more than 10% of our net sales. Net sales from international operations were $19.4 million, or 66% of net sales, for the quarter ended January 31, 2001, and $3.3 million, or 41% of net sales, for the quarter ended January 31, 2000.

Net sales increased to $76.2 million for the nine months ended January 31, 2001 from $16.5 million for the nine months ended January 31, 2000. This increase was primarily attributable to higher sales volumes resulting from the introduction of new products, the continued market acceptance of existing products, and growth in the Company's customer base as management expanded the Company's sales force. During the nine months ended January 31, 2001 and 2000, no customer accounted for more than 10% of our net sales. Net sales from international operations were $43.8 million, or 57% of net sales, for the nine months ended January 31, 2001, and $6.9 million, or 42% of net sales, for the nine months ended January 31, 2000.

Net sales decreased to $21.2 million for the quarter ended January 31, 2001 from $32.5 million for the quarter ended October 31, 2000. This decrease was significantly below our internal expectations and the expectations of public market analysts and investors.

The Company's net sales are not expected to grow significantly or at all in the near term due to a general weakening in macroeconomic conditions, a slowdown in technology infrastructure spending, and lengthened sales cycles as the Company responds to customer demands for more comprehensive and complex content management solutions.

Gross Profit. Gross profit increased to $13.5 million for the quarter ended January 31, 2001 from $5.0 million for the quarter ended January 31, 2000. Gross profit increased to $48.3 million for the nine months ended January 31, 2001 from $10.1 million for the nine months ended January 31, 2000. These increases in gross profit were primarily attributable to the introduction of new products and their growing acceptance in the marketplace and higher sales volumes. Gross margin increased to 63.5% for the quarter ended January 31, 2001 from 61.6% for the quarter ended January 31, 2000. Gross margin increased to 63.4% for the nine months ended January 31, 2001 from 61.5% for the nine months ended January 31, 2000. These increases in gross margin were principally due to the resulting economies of scale from higher unit production and cost savings achieved by outsourcing manufacturing of certain of the Company's products. Gross margin has been and will continue to be affected by a variety of factors, including competition, fluctuations in demand for the Company's products, the timing and size of customer orders and product implementations, the mix of direct and indirect sales, new product introductions and enhancements, component costs, outsourced and internal manufacturing costs, and product configuration.

Research and Development. Research and development expenses consist primarily of salaries and benefits, and prototype and test equipment costs. Research and development expenses increased to $7.5 million for the quarter ended January 31, 2001 from $2.7 million for the quarter ended January 31, 2000. Research and development expenses increased to $17.7 million for the nine months ended January 31, 2001 from $6.7 million for the nine months ended January 31, 2000. These increases in research and development expenses in absolute dollars were primarily attributable to increased staffing and associated support for engineers required to expand and enhance our product line, and, to a lesser extent, expenses related to prototype and test equipment units. As a percentage of net sales, research and development expenses increased to 35.3% for the quarter ended January 31, 2001 from 34.1% for the quarter ended January 31, 2000. This increase in research and development expenses as a percentage of net sales reflects the fact that net sales during this period increased less rapidly than research and development expenses. As a percentage of net sales, research and development expenses decreased to 23.3% for the nine months ended January 31, 2001 from 40.4% for the nine months ended January 31, 2000. This decrease in research and development expenses as a percentage of net sales reflects the fact that net sales during this period increased more rapidly than research and development expenses. Management believes that significant investments in research and development will be required to remain competitive and expect that research and development expenses will continue to increase in absolute dollars in future periods. Through January 31, 2001, all research and development costs have been expensed as incurred.

                                CACHEFLOW INC.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, commissions, advertising and promotional expenses, and customer service and support costs. Sales and marketing expenses increased to $22.4 million for the quarter ended January 31, 2001 from $9.3 million for the quarter ended January 31, 2000. Sales and marketing expenses increased to $53.7 million for the nine months ended January 31, 2001 from $17.8 million for the nine months ended January 31, 2000. These increases in sales and marketing expense in absolute dollars were related to the expansion of the Company's sales and marketing organization as management hired people and added sales and support facilities worldwide. As a percentage of net sales, sales and marketing expenses decreased to 105.4% for the quarter ended January 31, 2001 from 115.2% for the quarter ended January 31, 2000. As a percentage of net sales, sales and marketing expenses decreased to 70.5% for the nine months ended January 31, 2001 from 108.1% for the nine months ended January 31, 2000. These decreases in sales and marketing expenses as a percentage of net sales reflect the fact that net sales during these periods increased more rapidly than sales and marketing expenses. In the near term, management expects sales and marketing expenses to decrease as a result of the Company's February 2001 reduction in force.

General and Administrative. General and administrative expenses increased to $3.4 million for the quarter ended January 31, 2001 from $1.3 million for the quarter ended January 31, 2000. General and administrative expenses increased to $8.0 million for the nine months ended January 31, 2001 from $2.8 million for the nine months ended January 31, 2000. These increases in general and administrative expenses in absolute dollars were primarily attributable to increased staffing and associated expenses necessary to manage and support our growth. As a percentage of net sales, general and administrative expenses decreased slightly to 16.1% for the quarter ended January 31, 2001 from 16.2% for the quarter ended January 31, 2000. As a percentage of net sales, general and administrative expenses decreased to 10.5% for the nine months ended January 31, 2001 from 17.0% for the nine months ended January 31, 2000. These decreases in general and administrative expenses as a percentage of net sales reflect the fact that net sales during these periods increased more rapidly than general and administrative expenses. In the near term, management expects general and administrative expenses to decrease as a result of the Company's February 2001 reduction in force.

Stock Compensation. Stock compensation expense increased to $38.9 million for the quarter ended January 31, 2001 from $8.6 million for the quarter ended January 31, 2000. This increase in stock compensation in absolute dollars primarily reflects the fact that during the quarter ended January 31, 2001, the Company recorded a $28.1 million non-cash charge to stock compensation expense to reflect the acceleration of vesting of certain stock options granted to the Company's departed chairman. Stock compensation expense increased to $57.5 million for the nine months ended January 31, 2001 from $26.9 million for the nine months ended January 31, 2000. Excluding the $28.1 million charge, the increase in stock compensation in absolute dollars during the three- and nine-month periods ended January 31, 2001 primarily reflects the amortization of deferred compensation incurred on options granted below fair value during the two-month period prior to the Company's November 1999 initial public offering, as well as the amortization of deferred compensation recorded to establish the value of unvested common stock and stock options assumed in the Company's acquisition of Entera.

Goodwill Amortization. Goodwill amortization increased to $29.7 million and $54.3 million for the three and nine-month periods ended January 31, 2001, respectively, from none in the comparable prior periods. These increases were attributable to the Company's acquisitions of SpringBank Networks, Inc. on June 5, 2000, and Entera, Inc. on December 15, 2000 which were accounted for as purchase business combinations. The SpringBank and Entera transactions resulted in goodwill of $177.0 million and $359.3 million, respectively, and each amount is being amortized over three years on a straight-line basis.

Acquired in-process technology. The Company recorded a non-recurring, non-cash $32.2 million charge for the value of in-process technology acquired in the Entera transaction, which relates to in process technology that has no future use in the Company's development activities.

Interest Income, Net. Net interest income increased to $1.7 million for the quarter ended January 31, 2001, from $1.2 million for the quarter ended January 31, 2000. Interest income increased to $5.4 million for the

                                CACHEFLOW INC.

nine months ended January 31, 2001, from $1.1 million for the nine months ended January 31, 2000. These increases were primarily attributable to increased interest income earned on the Company's cash equivalents and short-term investments, which grew significantly following the receipt of proceeds upon completion of the Company's initial public offering in November 1999.

Liquidity and Capital Resources

From inception through November 1999, management financed the Company's operations and the purchase of property and equipment through private sales of preferred stock, with net proceeds of $37.9 million, as well as through bank loans and equipment leases. In November 1999, management financed the Company's operations through an initial public offering of our common stock, with proceeds of $126.5 million, net of underwriting discounts, commissions and offering costs. At January 31, 2001, the Company had $42.8 million in cash and cash equivalents, $52.6 million in short-term investments, and $97.9 million in working capital.

Net cash used in operating activities was $42.6 million for the nine months ended January 31, 2001 and $17.7 million for the nine months ended January 31, 2000. Management used cash primarily to fund the Company's net losses from operations.

Net cash used in investing activities was $19.1 million for the nine months ended January 31, 2001 and was $26.3 million for the nine months ended January 31, 2000. Net cash used in investing activities for the nine months ended January 31, 2001 was primarily attributable to net purchases of short-term securities, as well as purchases of property, plant and equipment, partially offset by cash received in the Company's acquisition of Entera. Management expects that, in the future, any cash in excess of current requirements will continue to be invested in high quality, interest-bearing securities.

Capital expenditures were $7.4 million for the nine months ended January 31, 2001 and $2.7 million for the nine months ended January 31, 2000. Capital expenditures consisted of purchases of equipment, furniture and fixtures, software, and leasehold improvements. Management expects that capital expenditures will continue to increase in the future.

Net cash provided by financing activities was $13.0 million for the nine months ended January 31, 2001 and $150.9 million for the nine months ended January 31, 2000. Financing activities for the nine months ended January 31, 2001 were primarily attributable to proceeds from the exercise of employee stock options. For the nine months ended January 31, 2000, the Company raised approximately $20.0 million in net proceeds from the sale of Series C Preferred Stock at $4.575 per share during May 1999, approximately $3.1 million in net proceeds from the sale of Series D Preferred Stock at $11.00 per share during November 1999, and approximately $126.5 million in net proceeds from the sale of the Company's common stock in an initial public offering at $24 per share during November 1999.

Management believes that working capital will be sufficient to meet working capital and capital expenditure requirements for at least the next twelve months. Thereafter, management may find it necessary to obtain additional equity or debt financing. Furthermore, if cash is used for acquisitions or other unanticipated uses or if sales do not grow as expected, the Company may need additional capital sooner than expected. In the event additional financing is required, the Company may not be able to raise it on acceptable terms or at all.

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

We were founded in March 1996 and did not sell any products or services until May 1998. The market for our products is unproven. Our limited operating history makes an evaluation of our future prospects very difficult. We expect to encounter risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this "Risk Factors" section. Our business will be seriously harmed if we do not successfully execute our business strategy or if we do not successfully address the risks we face.

We have a history of losses, expect to incur future losses and may never achieve profitability, which could result in the decline of the market price of our common stock.

We incurred net losses of $119.2 million and $17.8 million for the quarter ended January 31, 2001 and January 31, 2000. As of January 31, 2001, we had an accumulated deficit of $253.0 million. We have not had a profitable quarter since our inception and we expect to continue to incur net losses in the future. Our net sales and operating results for the quarter ended January 31, 2001 were significantly below our internal expectations and the expectations of public market analysts and investors. The price of our common stock has decreased significantly as a result. It is likely that in some future quarter or quarters, our operating results will again be below the expectations of public market analysts or investors. To date, we have funded our operations from the sale of equity securities and through bank loans and equipment leases.

We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. We may never achieve profitability. We expect to incur substantial non-cash costs relating to the amortization of deferred compensation and goodwill, which will contribute to our net losses. As of January 31, 2001, we had an aggregate of $36.7 million of deferred compensation and $482.0 million of goodwill to be amortized. The Company may record additional compensation expense in the future if management decides to modify existing option grants, grant below-market stock options in order to attract and retain employees in a highly competitive labor market, or make acquisitions that result in the recording of deferred stock compensation. Furthermore, the Company may record additional goodwill amortization in the future if the Company acquires additional complementary businesses.

Because we expect our sales to fluctuate and our costs are relatively fixed in the short term, our ability to forecast our quarterly operating results is limited, and if our quarterly operating results are below the expectations of analysts or investors, the market price of our common stock may decline.

Our net sales and operating results are likely to vary significantly from quarter to quarter. We believe that quarter-to-quarter comparisons of our operating results should not be relied upon as indicators of future performance. Our operating results were significantly below the expectations of public market analysts for the quarter ended January 31, 2001. It is likely that in some future quarter or quarters, our operating results will again be below the expectations of public market analysts or investors. When this occurs, the price of our common stock could decrease significantly. A number of factors are likely to cause variations in our net sales and operating results, including factors described in this "Risk Factors" section.

We cannot reliably forecast our future quarterly sales for several reasons, including:

                                CACHEFLOW INC.

     . we have a limited operating history, and the market in which we compete is relatively new and rapidly evolving;

     .  our sales cycle varies substantially from customer to customer; and

     . our sales cycle has been lengthening as the complexity of content-smart networking solutions continues to increase.

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

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. The products of our competitors may have features and functionality that our products do not have. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, more quickly develop new products or enhance existing products and services, or bundle content-smart networking solutions in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

Our variable sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

Because customers have differing views on the strategic importance of implementing content-smart networking solutions, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from two to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. The increasingly complex technological issues

                                CACHEFLOW INC.

associated with content networking and delivery solutions contributed to longer sales cycles for the quarter ended January 31, 2001 and a resulting decline in our sequential quarterly sales. We may experience order deferrals or loss of sales as a result of lengthening sales cycles.

We are entirely dependent on market acceptance of our content-smart networking solutions and, as a result, a decline in sales or lack of market acceptance of these solutions could cause our sales to fall.

To date, our content-smart networking products and related services have accounted for all of our net sales. We anticipate that revenues from our current product family and services will continue to constitute substantially all of our net sales for the foreseeable future. As a result, a decline in the prices of, or demand for, our current product family and services, or their failure to achieve broad market acceptance, would seriously harm our business. As of January 31, 2001, the CacheFlow 600, 700, 6000, and 7000 Series products are the only products that we currently sell. Our CacheFlow 100 and 500 Series products, which have historically accounted for a substantial portion of our net sales, have been discontinued and replaced by our CacheFlow 600 and 700 Series products that were introduced in September 2000. The 6000 and 7000 Series products that were introduced in November 2000 replaced our CacheFlow 3000 and 5000 Series products, which have also historically accounted for a significant portion of our net sales. We cannot be certain that our CacheFlow 600, 700, 6000 or 7000 Series products will continue to achieve any significant degree of market acceptance.

A continued downturn in macroeconomic conditions could adversely impact our existing and potential customers' ability and willingness to purchase our products, which would cause a decline in our sales.

U.S. economic growth slowed significantly in the past several months. In addition, there is uncertainty relating to the prospects for near-term U.S. economic growth. This slowdown and uncertainty contributed to delays in decision-making by our existing and potential customers and a resulting decline in our sales for the quarter ended January 31, 2001. Continued uncertainty or a continued slowdown could result in a further decline in our sales and our operating results could again be below the expectations of public market analysts and investors. Our stock price has materially declined as a result of our most recent quarterly operating results, and our stock price may continue to decline in the event that we fail to meet the expectations of public market analysts or investors in the future.

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

                                CACHEFLOW INC.

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

We currently conduct some of the final assembly and testing of our products at our headquarters in Sunnyvale, California. We have transitioned manufacturing and assembly for some of our products to a third party and we may transition additional manufacturing and assembly to them in the future. If we were unable to utilize this vendor or identify alternate vendors for manufacturing and assembly, we would be required to make additional capital investments in new or existing facilities. To the extent any capital investments are required, our gross margins and, as a result, our business could be seriously harmed. We may experience production interruptions or quality control problems in connection with any transition of final assembly, either of which would seriously harm our business. Our vendors or we may experience substantial assembly capacity constraints. In the event of any capacity constraints we may be unable to accept certain orders from, and deliver products in a timely manner to, our customers. This could result in the loss of existing or potential customers and would seriously harm our business.

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

Our use of rolling forecasts could lead to excess or inadequate inventory, or result in cancellation charges or penalties, which could seriously harm our business.

We use rolling forecasts based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the parts and components that we order vary

                                CACHEFLOW INC.

significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

We are dependent upon key personnel and we must attract, assimilate and retain other highly qualified personnel in the future or our ability to execute our business strategy or generate sales could be harmed.

Our business could be seriously disrupted if we do not maintain the continued service of our senior management, research and development and sales personnel. Michael Johnson, our vice president and chief financial officer, has announced his intention to leave our company as soon as his successor is named. We are currently searching for a replacement for Mr. Johnson. All of our employees are employed on an "at-will" basis. Our ability to conduct our business also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. New hires frequently require extensive training before they achieve desired levels of productivity, so a high employee turnover rate could seriously impair our ability to operate and manage our business. We are particularly dependent on hiring additional personnel to increase our direct sales and research and development organizations. Competition for personnel is intense, especially in the San Francisco Bay Area, and we may fail to retain our key employees, or attract, assimilate or retain other highly qualified personnel in the future. If so, our business would be seriously harmed.

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

Our ability to compete effectively and to manage any future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. The number of our employees increased from 40 at April 30, 1998 to 553 at January 31, 2001. We recently implemented a new enterprise resource planning software system that replaced substantially all of our business and manufacturing systems. While we have not had significant problems to date, we may encounter difficulties in transitioning to the new enterprise resource planning software system. Even after we implement this system, our personnel, systems, procedures and controls may be inadequate to support our future operations.

If we fail to expand our direct and indirect sales channels, our sales will not grow.

While we recently reduced our direct sales force in response to current market conditions, in the future we plan to expand our direct sales operations, both domestically and internationally, in order to increase market awareness and sales of our products and services. Our products and services require a sophisticated sales effort targeted at senior management of our customers. Any new hires will require extensive training and typically take several months to achieve productivity. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. If we fail to increase our direct sales capabilities as we have planned, our business will be seriously harmed.

In the future, we also plan to expand our indirect sales channels, and if we fail to do so our ability to market and sell our products could be seriously harmed. We depend on our indirect sales channels, which include resellers, systems integrators and original equipment manufacturers, for a significant percentage of our net

                                CACHEFLOW INC.

sales. Our agreements with our indirect channel partners are generally not exclusive and in many cases may be terminated by either party without cause. Many of these indirect channel partners do not have minimum purchase or resale requirements and carry products that are competitive with our products. These resellers may not give a high priority to the marketing of our products or may not continue to carry our products. They may give a higher priority to other products, including the products of competitors. We may not retain any of our current indirect channel partners or successfully recruit new indirect channel partners. Events or occurrences of this nature could seriously harm our business.

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

For the quarter ended January 31, 2001, sales to customers outside of the United States and Canada accounted for approximately 66% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to expand international sales depends on our ability to expand our international operations, including establishing manufacturing assembly capabilities overseas, hiring international personnel and recruiting additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed. In addition, if we fail to expand and improve our worldwide operating systems, our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information will be adversely affected, seriously harming our business.

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

                                CACHEFLOW INC.


Risks Associated with Acquisitions

We consummated mergers with SpringBank Networks in June 2000 and Entera, Inc. in December 2000. If we fail to develop and integrate the technology of these companies into our products and services, our quarterly and annual operating results may be adversely affected. Other risks we may face with respect to our mergers with these companies include the potential disruption of our ongoing business and distraction of management; the difficulty of assimilating and retaining personnel; and the maintenance of uniform standards, corporate cultures, controls, procedures and policies. Our inability to address any of these risks successfully could harm our business.

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

                                CACHEFLOW INC.


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

At January 31, 2001, we had approximately $42.8 million in cash and cash equivalents and $52.6 million in short-term investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for acquisitions or other unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of indirect channels and associated support personnel will require a significant commitment of resources. In addition, if the market for content-smart networking solutions develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

Risks Related to the Content-Smart Networking Industry

The market for content-smart networking solutions is new and unpredictable, and if this market does not develop as we anticipate, our sales may not grow.

Sales of our products depend on increased demand for content-smart networking solutions. The market for content-smart networking solutions is a new and rapidly evolving market. If the market for content-smart networking solutions fails to grow as we anticipate, or grows more slowly than we anticipate, our business will be seriously harmed. In addition, our business will be harmed if the market for content-smart networking solutions continues to be negatively impacted by uncertainty surrounding U.S. economic growth. Because this market is new, we cannot predict its potential size or future growth rate. Our ability to generate net sales in this emerging market will depend on, among other things, our ability to:

     . educate potential end users and indirect channel partners about the benefits of content-smart networking solutions, which has become more challenging as content-smart networking technologies have become increasingly complex;

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

                                CACHEFLOW INC.

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

Because sales of our products are dependent on the increased use and widespread adoption of the Internet, if use of the Internet does not develop as we anticipate, our sales may not grow.

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

Since our initial public offering in November 1999 through February 28, 2001, the closing market price of our common stock has fluctuated significantly between $5.84 and $164.69. The market price of the common stock may fluctuate significantly in response to the following factors:

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 66% of total net sales for the quarter ended January 31, 2001.

As of January 31, 2001, we had approximately $88.4 million invested primarily in fixed-rate, short-term corporate and U.S. government debt securities which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. We do not hold any derivative investments or significant equity securities. As of January 31, 2001, no significant increases have occurred in interest rates since our Annual Report on Form 10-K for the year ended April 30, 2000.

                                CACHEFLOW INC.

                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c) Changes in Securities

During the quarter ended January 31, 2001, we issued an aggregate of 452,062 shares of our common stock upon the exercise of outstanding options to purchase our common stock. A portion of those shares was issued pursuant to an exemption under Rule 701 of the Securities Act of 1933.

(d) Use of Proceeds.

On November 19, 1999, the Company completed the initial public offering of its common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-87997). The offering closed on November 24, 1999 after we had sold all of the 5,750,000 shares of common stock registered under the Registration Statement. The initial public offering price was $24 per share for an aggregate initial public offering of $138 million. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to the Company from the offering were approximately $126.5 million, which have been invested in investment grade securities. During the three months ended January 31, 2001, approximately $5 million of net proceeds were used for general corporate purposes.


Item 6. Exhibits and Reports on Form 8-K

        (a) List of Exhibits:

                                     None.


        (b) A Current Report on Form 8-K was filed on December 21, 2000 relating to the Company's acquisition of Entera, Inc.

                                CACHEFLOW INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CACHEFLOW INC.


                              /s/ Michael Johnson
                              --------------------------
                              Michael Johnson
                              Chief Financial and Accounting Officer




Dated: March 14, 2001