Form 10-K405
period 2001-04-30
CACHEFLOW INC
filed 2001-07-16
CIK 1095600

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

  For the fiscal year ended April 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from ________ to _________ .

                        Commission File Number 000-28139

                               ----------------

                                 CACHEFLOW INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                      91-1715963
        (State or other jurisdiction                           (IRS Employer
      of incorporation or organization)                       Identification)

             650 Almanor Avenue
            Sunnyvale, California                                  94085
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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on June 30, 2001) was approximately $146,780,000.

   As of June 30, 2001, there were 43,402,514 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended April 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CACHEFLOW, INC.

                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                      PART I.
 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    22
 Item 3.  Legal Proceedings.............................................    23
 Item 4.  Submission of Matters to a Vote of Security Holders...........    23
 Item 4A. Executive Officers of the Registrant..........................    23
                                     PART II.
 Item 5.  Market for Registrant's Common Stock and Related Stockholder      24
          Matters.......................................................
 Item 6.  Selected Financial Data.......................................    25
 Item 7.  Management's Discussion and Analysis of Financial Condition       26
          and Results of Operations.....................................
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    33
 Item 8.  Financial Statements and Supplementary Data...................    34
 Item 9.  Changes in and Disagreements with Accountants on Accounting       59
          and Financial Disclosure......................................
                                     PART III.
 Item 10. Directors and Executive Officers of the Registrant............    59
 Item 11. Executive Compensation........................................    59
 Item 12. Security Ownership of Certain Beneficial Owners and               59
          Management....................................................
 Item 13. Certain Relationships and Related Transactions................    59
                                     PART IV.
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-    60
          K.............................................................
          Signatures....................................................    63

                                    PART I.

ITEM 1. BUSINESS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in macroeconomic conditions, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, product concentration, competition, technological changes, management of our growth and expansion, integration of acquisitions, key employee transitions and other risks discussed in this item under the heading "Factors Affecting Future Operating Results" and the risks discussed in our other Securities and Exchange Commission filings.

Overview

   CacheFlow Inc., a Delaware corporation also referred to in this report as "we" or the "Company", was formed on March 16, 1996. We are focused on content-smart networking, which is a new layer of infrastructure for intelligently accelerating, delivering, and managing static, streaming, dynamic, and application content. To address this new and evolving market, we operate in one segment to design, develop and market caching appliances and content delivery technologies that are purpose-built to accelerate and optimize the delivery of content to end-users over TCP/IP networks. Our products are designed to enable enterprises and service providers to deliver the right content to the right place at the right time. We began commercial shipment of our first products, a line of high-performance caching appliances, in May 1998. Since that time, we have introduced other caching appliances, which have a variety of configurations that are designed for the different price, performance, capacity and reliability requirements of our customers. The list prices of these appliances increase as they become more highly configured. Substantially all of our net sales through April 30, 2001 were attributable to sales of our caching appliance products.

Industry Background

   The Internet is significantly changing the way businesses and individuals communicate and conduct commerce. As a result, the type of content and the volume of traffic flowing over the Internet are increasing dramatically. With these expanding types of content and these high volumes of traffic, Internet and Intranet infrastructures are quickly reaching capacity. Slow response times and site outages due to heavy demand are common outcomes of these overburdened network infrastructures. For organizations that rely on these networks for commerce and/or operational purposes, these problems can be expected to have a direct, adverse impact on both the top and bottom lines.

   By implementing caching technology, these organizations can effectively address the problems of performance, scalability and management. Caching enhances how content is delivered, either moving it closer to the requesting users or accelerating it outward from the web site. There are two primary types of caching solutions: software-based and appliance. Software-based approaches consist of a caching software application running on general-purpose hardware and a general-purpose operating system like Solaris, Linux or Windows 2000. While these systems offer flexibility, they suffer from complex administration and potential security breaches of these operating systems.

   Much as network routing evolved from a general-purpose to a purpose-built solution, so has caching. Caching appliances are self-contained solutions, combining hardware and software that are expressly built for caching. The advantages of a specialized appliance are clear. When a device is designed to perform a dedicated task, it will perform that task more effectively than a multi-function alternative. The benefits of an appliance approach to caching are significant: reduced web response times, easier administration and management, lower network and data center costs, higher reliability, robust data security and more accurate content.

   While caching appliances have emerged as an effective solution to address existing problems, new types of content like streaming media and web-enabled applications have pushed existing networks past their limits, slowing innovation and growth. More bandwidth alone cannot adequately address the requirements for emerging content demands. Solving this problem requires a more intelligent infrastructure that combines caching appliances with additional hardware and software to create a Content Delivery Network (CDN). The essential ingredients of a CDN, include content acceleration, content management, and content routing, coupled with content intelligence to enable networks to intelligently communicate between devices, adapt to usage patterns and personalize content.

The CacheFlow Solution

   CacheFlow designs, develops and markets caching appliances and content delivery technologies that are purpose-built to accelerate and enhance the delivery of content to end-users over TCP/IP networks. Our products improve response time for users and provide network administrators and managers a high degree of control over the access, flow and delivery of content. Our products also reduce the number of redundant requests for information that must be processed and delivered, thus reducing the load on the Internet and corporate networks. The principal benefits of our caching appliances include:

     High Performance. Our purpose-built appliances were designed from inception for high-performance caching. Our appliances provide high data throughput and reduce latency, which is the time between initiating a request for data and the completion of the actual data transfer. Even content that is not stored in our caching appliances is accelerated when the request for that content goes through a CacheFlow appliance, since our appliances simultaneously retrieve numerous objects from the origin server. In many cases, our appliances double the speed of content delivery.

     Ease of Installation and Management. Our products are designed for easy installation and maintenance, reducing the cost and time required for implementation and use. Network managers at enterprises and service providers generally install our appliances in the same racks that hold their servers and other network equipment. All of our products provide customers with a range of management features, functions, user interfaces and modes of operation. In addition, the software and operating systems of our appliances are designed to efficiently interact with our customers' existing networking equipment.

     Attractive Return on Investment. By allowing content to be served from a cache located closer to the user, instead of the origin server, our customers employing our caching appliances require less network capacity and can reduce data transmission costs. Our customers better utilize the capacity of their existing network since redundant traffic is removed from the network and served from the cache. The need for enterprises engaged in e-commerce to purchase additional servers can be reduced since our caching appliances eliminate a significant amount of traffic that could otherwise overload their existing servers. Our products also help to improve the productivity of Internet users by reducing web response time. Faster downloading of web content increases productivity and end-user satisfaction.

     Security. Our appliances run on Cache OS, a proprietary and purpose-built operating system. CacheOS is designed to be less vulnerable to unauthorized entry than caches based on more commonly understood, general-purpose operating systems, such as Solaris, Linux or Windows 2000. Because it was designed specifically for caching, CacheOS consists of far fewer lines of code than general-purpose operating systems, creating fewer potential bugs and fewer potential ways to break into the operating system. In addition, CacheOS employs authentication and filtering capabilities that limit unauthorized users from accessing or penetrating through the cache.

     Broad Product Suite. Our customers have varying capacity, reliability and data throughput needs, depending on the size and nature of their operations. We offer a wide range of products to meet different price, performance and reliability requirements, and provide an upgrade path to our customers as they expand their networks. Our products can be deployed in a variety of environments, ranging from small or remote network locations to large service providers or enterprise headquarters.

     Delivery of Fresh Web Content. Moving content closer to the user increases network efficiency, but creates the risk that the content delivered is not up-to-date, or fresh. Caching appliances store content, but do not originate or own that content, so in order to provide fresh content, caches must monitor the source of content for changes. Unlike traditional caches that have no mechanisms to monitor and ensure freshness, our caching appliances actively check the origin servers and update content through efficient and sophisticated algorithms that monitor user activity and the frequency with which source content is changed without requiring additional capacity or adversely affecting response time. These algorithms are managed through a control mechanism that allows the network administrator to easily set the level of freshness delivered by the cache. The algorithms are self-adapting based on the administrative settings.

     Ability to Manage the Flow of Content. Our caching appliances are installed at points in the customer's infrastructure where all of the content being requested by a user can flow through our appliances. Our appliances are able to take advantage of their placement at this network juncture to provide a range of additional value-added services, including user authentication, content filtering, user tracking and control of cached content.

   To address the emergence of new types of content like streaming media and web-enabled applications, CacheFlow is developing a comprehensive product architecture called cIQ. cIQ is a collection of algorithms and extensible protocols that enable intelligent communication between caching devices, adaptation to content and user behavior patterns and customization of content according to device, network and user type. In addition, cIQ will enable advanced network services and content processing capabilities such as content enhancement, personalization, and transformation, secure distribution and authentication, and user-based policy definition, distribution and enforcement. cIQ-powered components to be offered by CacheFlow comprise the cIQ Content Delivery Architecture, a comprehensive architecture for building CDNs. The cIQ Content Delivery Architecture combines the essential ingredients of a CDN, including content acceleration, content management, and content routing, with the content intelligence of cIQ to enable networks to intelligently communicate between devices, adapt to usage patterns and personalize content.

   CacheFlow's end-to-end product portfolio includes optimized edge and server accelerators, network-based content management and distribution devices, Real, Microsoft, Apple and MPEG 4 streaming services, Websense and Secure filtering extensions, and SSL encryption and acceleration technology.

Customers and Applications

   The Company generally classifies its customers into two broad categories, enterprises and service providers. Enterprises typically use our products as a replacement for proxy servers, for handling e-commerce related traffic, and to deliver new types of content to their end users. Service providers typically use our products to reduce their operating costs by improving their use of network capacity or facilities (i.e., bandwidth gain), or to help generate new sources of revenue from content providers and/or content consumers
(e.g. broadband services, web hosting, content distribution, etc.). Backlog for products ordered but not yet shipped was $7.5 million, $14.1 million and none for the three years ended April 30, 2001, 2000, and 1999.

   No customers accounted for more than 10% of our net sales for the years ended April 30, 2001 and 2000. Three customers individually accounted for over 10% of our net sales, for an aggregate of approximately 33% of our net sales for the year ended April 30, 1999.

Enterprises

   Proxy Server Replacement: The amount of data traffic over many enterprise networks has increased significantly. For many enterprises, exchanging and accessing information over their intranets and from the Internet is a strategically important tool in increasing productivity. With this dependence on remote sources of information, enterprises face a number of risks, including end user access to inappropriate content, unauthorized outside entities gaining access to their networks, unpredictable network traffic volumes, and new traffic types that, if not controlled, could have adverse effects on network capacity and performance. Proxy servers are devices that allow the network administrator to implement corporate policies to control the flow of information in and out of the network. However, the growth in data traffic in large enterprises has outpaced the growth in proxy server capacity, forcing many network administrators to choose between accommodating growth and maintaining control. The growth in Internet usage has created a number of difficulties with the performance, management and reliability of existing proxy server solutions. Our caching appliances are designed to replace proxy servers in enterprise networks, enabling Web-dependent organizations to improve the performance of their networks.

   Web Server Acceleration: Many organizations have come to rely on their web sites as a means of attracting new customers and generating additional revenue. Increased business use of the Internet, coupled with the widespread adoption of e-commerce by consumers, has resulted in large amounts of traffic flowing to e-commerce sites. Many organizations' current network infrastructures are incapable of handling this increase in traffic, resulting in overburdened firewalls, which are network security systems, and e-commerce servers, which are used to process commercial transactions over the Internet, resulting in fewer transactions per day for the e-commerce site. Furthermore, slower response times and poor quality of service can lead consumers to become dissatisfied with the e-commerce experience and either stop making web purchases or go to a competitor's web site where performance is better, which can result in a loss of potential revenues.

   Deploying caching appliances as part of an e-commerce infrastructure solution can improve capacity, throughput and response times, while helping to reduce costs. By storing and delivering frequently requested content from caching appliances deployed at the network boundary, congested e-commerce sites can decrease the traffic load from Web servers and firewalls. This can result in a network that can serve more Web pages faster, improving the end-user experience and enabling the infrastructure to support more transactions.

   Streaming Intranet: The adoption of streaming technology is transforming the Web from a static medium into a rich multimedia experience. Streaming media enables better communication with globally distributed employees, suppliers and customers. With it, enterprises can leverage interactive content for business applications such as product launches, corporate communications, distance learning, employee training and earnings announcements. Poor video and audio quality, however, defeat the purpose of multimedia interaction. Existing networks weren't designed for streaming applications. An effective infrastructure must guarantee performance through distribution and acceleration. Adding bandwidth and server capacity not only is prohibitively expensive and difficult to manage, but fails to move content closer to users. CacheFlow provides the infrastructure capability streaming content needs--speed and intelligent distribution.

Service Providers

   Competition in the service provider market is intense. As a result, service providers are consistently looking for competitive advantage. Competitive advantage typically comes in one of two forms, reduced operating costs that contribute to improved profitability, or additional value added services that become incremental sources of revenue.

   Bandwidth Gain Reduces Service Provider Operating Costs: Our caching appliances store and serve the most frequently requested Internet content closer to the users requesting that content. By deploying our products throughout their network, service providers can increase the number of customers they can service without adding to the traffic levels on their backbone, or without adding to the network capacity that they purchase from other service providers. This "bandwidth gain" allows them to improve quality of service for existing customers and provide the infrastructure to scale for new customer additions, all while preserving valuable network capacity and in turn controlling operating costs.

   Value Added Services Attract More Revenues: Content hosting service providers are seeking to capitalize on the growth of e-commerce. These companies manage the e-commerce infrastructure and networks for third party content providers, allowing them to focus on content and customers rather than network management. Content hosting providers are using caching to accelerate the performance of their hosted customers' e-commerce sites. To generate performance improvements, service providers deploy caching appliances in various geographically dispersed data center locations and distribute site content to these caches. When an online user accesses a Web site, they are actually directed to the cache in close proximity to their location. Since content does not have to travel through as many network points to reach its destination, users experience faster response times, resulting in a more productive web experience.

Products

   All of our products are designed as integrated appliances, combining specialized hardware platforms with our tightly coupled CacheOS operating system. Streamlined and efficient, CacheOS leverages a number of patent algorithms to minimize the response time for the delivery of web pages while ensuring high standards of content freshness. We have specialized our products around several attributes, including type of content (traditional web or streaming), type of customer (enterprise or service provider), and type of deployment (server accelerator or edge accelerator). These specializations allow us to meet the different price, performance, capacity, feature set, and reliability requirements of both our customers and our potential customers in each of our target market segments. Current products include:

     Edge Accelerators. Edge accelerators enable organizations to effectively manage, distribute and accelerate content with high levels of speed and efficiency. They are deployed between users and the Internet, and intelligently manage requests for Web and multimedia content. Edge accelerators also provide advanced content filtering services to allow users access to appropriate content only through policies set by the enterprise or service provider.

  . 600 Series--The CA-600 Series of edge accelerators are used by enterprises, service providers and other organizations to manage and control Web traffic growth and accelerate the delivery of content to end users. These products deliver high levels of performance, manageability and scalability and feature a compact design to provide a major advantage in space-constrained data centers and enterprise environments. The CA-600 Series products can be installed in minutes and require little maintenance.

  . 6000 Series--The CA-6000 Series of edge accelerators consists of high performance content delivery solutions for enterprises, service providers, educational institutions and government agencies. These high-end edge accelerator products deliver robust performance and reliability for data center locations and other sites where high-bandwidth and throughput is required. The CA-6000 Series supports up to 200 Mbps, offers multiple levels of redundancy, and requires little maintenance.

     Server Accelerators. Server accelerators are specifically designed to improve the performance, scalability, security and manageability of high-traffic Web sites. They feature a high RAM-to-disk ratio and a built-in Secure Sockets Layer encryption/decryption processor. This processor can manage 10-40 times more secure sessions than a standard Web server, allowing for the acceleration of both public (HTTP) and private (HTTPS) content. The system software, called CacheOSTM Server Edition, is expressly tuned for the workload of a high-traffic Web site. This environment is characterized by a finite amount of site content and access by millions of users from around the world--dimensions that are exactly opposite of traditional caching scenarios. Further, the software includes advanced features like an intelligent "Akamaizer", which automatically prepares content for the Akamai FreeFlowSM network, and protection against denial-of-service attacks.

  . 700 Series--The SA-700 Series of server accelerators are engineered to accelerate and scale Web sites with throughput requirements of up to 100 Mbps. These products are packaged in a compact design, a major advantage in space-constrained data centers.
     The SA-700 Series accelerators integrate seamlessly with a site's existing systems, are quickly installed, and easy to maintain.

  . 7000 Series--The SA-7000 Series is expressly tuned for the workload of a high-traffic, business-critical Web site with throughput requirements of up to 400 Mbps. Deployed in minutes "in front of" any Web server, the SA-7000 dramatically accelerates the delivery of Web content to users and serves five to ten times the content of a single Web server.

Future Products

   cIQ Director. Currently in beta testing, cIQ Director will be an open distribution management system that integrates hardware and software into an easy-to-use appliance form factor. cIQ Director is being designed specifically to manage, distribute and synchronize static, dynamic, secure, application and multimedia content from the data center to the network edge. cIQ Director is being designed to provide:

  . a single point for securely managing HTTP, HTTPS, FTP and Streaming content;

  . an open, extensible platform that integrates customized services for intelligent content distribution;

  . an entry-point for customized integration with backend systems, such as billing, storage, or publishing environments;

  . a highly reliable and scalable solution for pushing, deleting and verifying content within the network;

  . a centralized point for configuring a network of content-smart appliances;

  .  the ability to perform scheduled or ad-hoc content management tasks; and

  .  logging and reporting of all management activities.

The CacheFlow Strategy

   Our objective is to be the leading provider of content-smart networking solutions by delivering high-performance, innovative caching appliances and content delivery technologies. Key elements of our strategy include the following:

     Apply our Content Delivery Focus to Targeted Market Segments. Since our inception, we have focused exclusively on developing caching appliances. We believe this exclusive focus helps us to rapidly identify and target attractive market opportunities. We are directing our product development, marketing and sales activities at specific market segments that we believe represent attractive opportunities based on a demonstrated need for caching, the opportunity to sell to numerous customers and the level of existing competition. We are focused on two market segments: enterprises and service providers. We intend to use our customer relationships in these market segments to further penetrate these segments as well as other related markets.

     Enhance Capabilities of our Appliances. We intend to use our technological expertise to meet the needs of the evolving Internet acceleration and content delivery market. We plan to continue to develop both the software and hardware elements of our solution to gain and maintain a competitive advantage and expand the market for our products. Our additional efforts to enhance the capabilities of our appliances include adding more functionality to control the flow of content, customizing hardware and software to improve performance and developing enhancements to improve ease of deployment.

     Build the CacheFlow Brand. We intend to establish CacheFlow as the premier brand in the content-smart networking market. We believe that brand awareness is important to increase market acceptance of caching appliances generally and to identify us as a leading provider of content-smart networking solutions. We intend to continue to educate customers, resellers, systems integrators and original equipment manufacturers about the value of implementing caching appliances. We believe a thorough process of explanation and education of our products will help to promote brand recognition and to further an overall acceptance and understanding of content-smart networking. To this end, we intend to continue our investments in a broad range of marketing and educational programs.

Sales and Marketing

   We utilize a combination of our direct sales force, resellers, systems integrators and distributors as appropriate for each of our target markets. We believe it is important to maintain our strong international presence and continue to develop products and services to address international markets. We support our distribution channels with systems engineers and customer support personnel that provide technical service and support to our customers. We have entered into agreements with resellers and network equipment providers such as Alcatel, CSC, EDS, EMC, Hewlett Packard, Lucent Technologies, Nissho Electronics, Sumitronics and WestCon. Our marketing efforts focus on increasing market awareness of our products and technology and on promoting the CacheFlow brand. Our strategy is to create this awareness through marketing programs that distinguish our products based on their high level of performance. We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers within our target market segments about the capabilities and benefits of our products. Our marketing efforts include participation in industry tradeshows, preparation of competitive analyses, sales training, maintenance of our web site, advertising and public relations.

Research and Development

   We believe that strong product development capabilities are essential to the continued success and growth of the company. Our research and development efforts are focused on developing new products as well as improvements and enhancements to our existing products. Research and development expenses were $27.7 million, $9.6 million, and $4.0 million for the fiscal years ended April 30, 2001, 2000, and 1999.

   Our research and development team consists of engineers with extensive backgrounds in operating systems, algorithms, computer science, streaming media and network engineering. We believe that the experience and capabilities of our research and development professionals represents a competitive advantage for CacheFlow. In June 2000 the Company acquired SpringBank Networks and in December 2000 the company acquired Entera, Inc., adding additional engineers to our staff as well as complimentary technology. We also work closely with our customers in developing and enhancing our products. Our current research and development efforts are primarily focused on three strategic initiatives:

  . developing our next generation of caching appliances, operating system and content delivery technologies;

  . improving the performance of our current caching appliances, including data throughput and response time; and

  . enhancing the capabilities of our current caching appliances by adding new features and strengthening existing features.

   The market for caching appliances and content delivery technologies is evolving rapidly. In order to stay competitive, we must make significant investments in research and development based on what we perceive to be the direction of the market. We currently spend a significant amount of our resources on research and development projects and plan to continue to do so for the foreseeable future. Current research and development projects will enhance the company's position in the marketplace only if the content delivery market matures as we anticipate. Failure on our part to anticipate the direction of the market and develop product that meets those emerging needs will significantly impair our business and operating results and our financial condition will be materially adversely affected.

   We expect that most of the enhancements to our existing and future products will be accomplished by a combination of internal development and acquisition. However, we currently license some technologies and will continue to evaluate externally developed solutions for integration into our products.

Manufacturing

   We currently outsource the manufacturing of all of the subassemblies and components of our Internet caching appliances, including printed circuit boards, custom power supplies, chassis, cables and subassemblies, to third parties, and we also outsource the majority of final assembly and testing to a third party assembler. This approach allows us to reduce our investment in manufacturing capital and to take advantage of the expertise of our vendors. Our internal manufacturing operations consist primarily of prototype development, materials planning and procurement, some final assembly, testing and quality control for a small portion of our newer products. Our standard parts and components are generally available from more than one vendor. We typically obtain these components through purchase orders and currently do not have contractual relationships or guaranteed supply arrangements with these suppliers. If one of these vendors ceased to provide us with necessary parts and components, we would likely encounter delays in product production as we make the transition to another vendor, which would seriously harm our business. Furthermore, if actual orders do not match our forecasts as we experienced in the second half of fiscal year 2001, we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

Competition

   The market for caching appliances is intensely competitive, evolving and subject to rapid technological change. Primary competitive factors that have typically affected our market include product features such as response time, capacity, reliability, scalability, and ease of use, as well as price and customer support. More recently, added functionality that enables customers to manage and distribute richer, more dynamic forms of Web content (images, streaming video, etc.) has become an increasingly important competitive factor in our market. The intensity of this competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, primarily including Cisco Systems, Inktomi, Network Appliance, Volera, and various others using publicly available, free software. In addition, we expect additional competition from other established and emerging companies as the market for content-smart networking continues to develop and expand.

   Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, more quickly develop new products or enhance existing products and services, or bundle caching appliances in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

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

   We presently have two issued patents, pending United States patent applications and several pending patent applications in foreign patent offices. Even when patents are issued, we cannot assure you that we will be able to detect any infringement or, if infringement is detected, that patents issued will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

   There can be no assurance or guarantee that any products, services or technologies that we are presently developing, or will develop in the future, will result in intellectual property that is protectable under law, whether in the United States or a foreign jurisdiction, that this intellectual property will produce competitive advantage for us, or that the intellectual property of competitors will not restrict our freedom to operate or put us at a competitive disadvantage.

   We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in CacheOS to perform key functions. For example, we license subscription-filtering technology from Secure Computing. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software or will be required to drop this functionality from our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. Any of these delays could seriously harm our business.

   There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. It is possible that third parties may claim that we, or our current or potential future products, infringe their intellectual property. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Employees

   As of April 30, 2001, we had a total of 496 employees, comprised of 204 in research and development, 167 in sales, 10 in marketing, 34 in customer support, 26 in manufacturing and 55 in general and administrative. Of these employees, 405 were located in North America with 91 located internationally. None of our employees is represented by collective bargaining agreements, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

   Our future operating results depend significantly upon the continued service of our key technical, sales and senior management personnel, many of who are not bound by an employment agreement. Competition for these personnel is intense, and we may not be able to retain them in the future. Our future success also depends upon our continuing ability to attract and retain highly qualified individuals. We may experience difficulties managing our financial and operating performance if we are unable to attract and retain qualified personnel.

                  FACTORS AFFECTING FUTURE OPERATING RESULTS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in macroeconomic conditions, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, product concentration, competition, technological changes, management of our growth and expansion, integration of acquisitions, key employee transitions and other risks discussed in this item under the heading "Factors Affecting Future Operating Results" and the risks discussed in our other Securities and Exchange Commission filings.

   Our business, financial condition and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

Risks Related to Macroeconomic Conditions

 A continued downturn in macroeconomic conditions could adversely impact our existing and potential customers' ability and willingness to purchase our products, which would cause a decline in our sales.

   U.S. economic growth slowed significantly in the past several months. In addition, there is uncertainty relating to the prospects for near-term U.S. economic growth, as well as uncertainty as to whether the U.S. slowdown will impact international markets. This slowdown and uncertainty contributed to delays in decision-making by our existing and potential customers and a resulting decline in our sales in the second half of fiscal 2001. Continued uncertainty or a continued slowdown could result in a further decline in our sales and our operating results could again be below the expectations of public market analysts and investors. Our stock price has materially declined as a result of our most recent quarterly operating results, and our stock price may continue to decline in the event that we fail to meet the expectations of public market analysts or investors in the future.

Risks Related to the Content-Smart Networking Market

 The market for content-smart networking solutions is relatively new and rapidly evolving, and if this market does not develop as we anticipate, our sales may not grow and may even decline.

   Sales of our products depend on increased demand for content-smart networking solutions. The market for content-smart networking solutions is a new and rapidly evolving market. If the market for content-smart networking solutions fails to grow as we anticipate, or grows more slowly than we anticipate, our business will be seriously harmed. In addition, our business will be harmed if the market for content-smart networking solutions continues to be negatively impacted by uncertainty surrounding macro-economic growth. Because this market is new, we cannot predict its potential size or future growth rate.

   The increases in our research and development spending reflect our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in research and development. There is no guarantee that we will accurately predict the direction in which the content-smart networking market will evolve. Failure on our part to anticipate the direction of the market and develop products that meet those emerging needs will significantly impair our business and operating results and our financial condition will be materially adversely affected.

 We are entirely dependent on market acceptance of our content-smart networking solutions and, as a result, lack of market acceptance of these solutions could cause our sales to fall.

   To date, our content-smart networking products and related services have accounted for all of our net sales. We anticipate that revenues from our current product family and services will continue to constitute substantially all of our net sales for the foreseeable future. As a result, a decline in the prices of, or demand for, our current product family and services, or their failure to achieve broad market acceptance, would seriously harm our business. As of April 30, 2001, the CacheFlow 600, 700, 6000, and 7000 Series products are the only products that we currently sell. Our CacheFlow 100 and 500 Series products, which have historically accounted for a substantial portion of our net sales, have been discontinued and replaced by our CacheFlow 600 and 700 Series products that were introduced in September 2000. The 6000 and 7000 Series products that were introduced in November 2000 replaced our CacheFlow 3000 and 5000 Series products, which have also historically accounted for a significant portion of our net sales. We cannot be certain that our CacheFlow 600, 700, 6000 or 7000 Series products will continue to achieve any significant degree of market acceptance.

 We expect increased competition and, if we do not compete effectively, we could experience a loss in our market share and sales.

   The market for content-smart networking solutions is intensely competitive, evolving and subject to rapid technological change. Primary competitive factors that have typically affected our market include product features such as response time, capacity, reliability, scalability, and ease of use, as well as price and customer support. More recently, added functionality that enables customers to manage and distribute richer, more dynamic forms of Web content (images, streaming video, etc.) has become an increasingly important competitive factor in our market. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including primarily Cisco Systems, Inktomi, Network Appliance, Volera, and various others using publicly available, free software. In addition, we expect additional competition from other established and emerging companies as the market for content-smart networking continues to develop and expand.

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

Risks Related to Our Business Execution

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

   Our business could be seriously disrupted if we do not maintain the continued service of our senior management, research and development and sales personnel. We have experienced and may continue to experience transition in our management team. The chairman of the board, the chief technology officer, and the chief financial officer have been in their positions six months or less. All of our employees are employed on an "at-will" basis. Our ability to conduct our business also depends on our continuing ability to attract, hire, train and retain a number of highly skilled managerial, technical, sales, marketing and customer support personnel. New hires frequently require extensive training before they achieve desired levels of productivity, so a high employee turnover rate could seriously impair our ability to operate and manage our business. We are particularly dependent on retaining and potentially hiring additional personnel to increase our research and development organization. Competition for personnel is intense, especially in the San Francisco Bay Area, and we may fail to retain our key employees, or attract, assimilate or retain other highly qualified personnel in the future. If so, our business would be seriously harmed.

 Our variable sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

   Because customers have differing views on the strategic importance of implementing content-smart networking solutions, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from two to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. The increasingly complex technological issues associated with content-smart networking solutions, combined with the macro-economic slowdown, contributed to longer sales cycles in the second half of fiscal year 2001 and a resulting decline in our sequential quarterly sales. We may experience order deferrals or loss of sales as a result of lengthening sales cycles.

 Revenues in any future quarter may be adversely affected to the extent we defer recognizing revenue from contracts booked in that quarter.

   In the future, we may enter into contracts where we recognize only a portion of the potential revenue under the contract in the quarter in which we enter into the contract. For example, we may enter into contracts where the recognition of revenue is conditioned upon delivery of future elements. As a result, revenues in any given quarter may be adversely affected to the extent we enter into contracts where revenue under those contracts must be recognized in future periods.

 Because we expect our sales to fluctuate and our costs are relatively fixed in the short term, our ability to forecast our quarterly operating results is limited, and if our quarterly operating results are below the expectations of analysts or investors, the market price of our common stock may decline.

   Our net sales and operating results are likely to vary significantly from quarter to quarter. We believe that quarter-to-quarter comparisons of our operating results should not be relied upon as indicators of future performance. Our operating results were significantly below the expectations of public market analysts for the quarter ended January 31, 2001. It is likely that in some future quarter or quarters, our operating results will again be below the expectations of public market analysts or investors. When this occurs, the price of our common stock could decrease significantly. A number of factors are likely to cause variations in our net sales and operating results, including factors described elsewhere in this "Factors Affecting Future Operating Results" section.

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

   A high percentage of our expenses, including those related to research and development, sales and marketing, general and administrative functions and amortization of deferred compensation and goodwill, are essentially fixed in the short term. As a result, if our net sales are less than forecasted, our quarterly operating results are likely to be seriously harmed and our stock price would likely decline.

 If we fail to expand and manage existing sales channels or create additional sales capabilities, our sales will not grow.

   While we recently reduced our direct sales force in response to current market conditions, we will continually evaluate and modify our current distribution strategy to meet market requirements. Any direct channel new hire or new distribution partner will require extensive training and typically take several months to achieve productivity. Competition for qualified sales personnel and distribution partners is intense, and we might not be able to hire the kind and number of candidates we are targeting. If we fail to expand and manage existing sales channels or create additional sales capabilities, our business will be seriously harmed.

   Many of our indirect channel partners do not have minimum purchase or resale requirements and carry products that are competitive with our products. These resellers may not give a high priority to the marketing of our products or may not continue to carry our products. They may give a higher priority to other products, including the products of competitors. We may not retain any of our current indirect channel partners or successfully recruit new indirect channel partners. Events or occurrences of this nature could seriously harm our business.

 We may not be able to enter into new international markets or continue to generate a significant level of sales from the international markets in which we currently operate.

   For the year ended April 30, 2001, sales to customers outside of the United States and Canada accounted for approximately 59% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed. In addition, if we fail to improve our worldwide operating systems, our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information will be adversely affected, seriously harming our business.

 We have a history of losses, expect to incur future losses and may never achieve profitability, which could result in the decline of the market price of our common stock.

   We incurred net losses of $519.1 million and $62.7 million for the year ended April 30, 2001 and 2000, respectively. As of April 30, 2001, we had an accumulated deficit of $601.9 million. We have not had a profitable quarter since our inception and we expect to continue to incur net losses in the future. Our net sales and operating results for the quarter ended January 31, 2001 were significantly below our internal expectations and the expectations of public market analysts and investors. The price of our common stock has decreased significantly as a result. Furthermore, our net sales for the quarter ended April 30, 2001 were flat compared to sales for the quarter ended January 31, 2001. It is likely that in some future quarter or quarters, our operating results will again be below the expectations of public market analysts or investors.

   We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. We may never achieve profitability. We expect to incur substantial non-cash costs relating to the amortization of deferred compensation and goodwill, which will contribute to our net losses. As of April 30, 2001, we had an aggregate of $33.3 million of deferred compensation and $164.3 million of goodwill to be amortized. The Company may record additional compensation expense in the future if management decides to modify existing option grants, grant below-market stock options, or make acquisitions that result in the recording of deferred stock compensation. Furthermore, the Company may record additional goodwill amortization in the future if the Company acquires additional complementary businesses.

 If we are unable to raise additional capital, our ability to effectively manage our growth or enhance our products could be harmed.

   At April 30, 2001, we had approximately $55.4 million in cash and cash equivalents and $26.2 million in short-term investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for unanticipated uses, we may need additional capital. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for content-smart networking solutions develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

 Because we depend on several third-party manufacturers to build portions of our products, we are susceptible to manufacturing delays and sudden price increases, which could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.

   We rely on several third-party manufacturers to build portions of our products. If we or our suppliers are unable to manage the relationships with these manufacturers effectively or if these manufacturers fail to meet our future requirements for timely delivery, our business would be seriously harmed. These manufacturers fulfill our supply requirements on the basis of individual purchase orders or agreements with us. Accordingly, these manufacturers are not obligated to continue to fulfill our supply requirements, and the prices we are charged for these components could be increased on short notice. Any interruption in the operations of any one of these manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers and would seriously harm our business. In addition, the products that these manufacturers build for us may not be sufficient in quality or in quantity to meet our needs. Our delivery requirements could be higher than the capacity of these manufacturers, or lower than the manufacturer's minimum volume requirements, which would likely result in manufacturing delays, which could result in lost sales and the loss of existing and potential customers. We cannot be certain that these manufacturers or any other manufacturer will be able to meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of these manufacturers or any other of our contract manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of any of our contract manufacturers in the future, would cause a delay in our ability to fulfill customer orders while we attempt to obtain a replacement manufacturer. Delays associated with our attempting to replace or our inability to replace one of our manufacturers would seriously harm our business.

 We may experience production delays, quality control problems and capacity constraints in manufacturing and assembling our products, which could result in a decline of sales.

   We currently conduct some of the final assembly and testing of our products at our headquarters in Sunnyvale, California. We have transitioned manufacturing and assembly for most of our products to a third party assembler and we may transition additional manufacturing and assembly to them in the future. If we were unable to utilize this vendor or identify alternate vendors for manufacturing and assembly, we would be required to make additional capital investments in new or existing facilities. To the extent any capital investments are required, our gross margins and, as a result, our business could be seriously harmed. We may experience production interruptions or quality control problems in connection with any transition of final assembly, either of which would seriously harm our business. Our assembler or we may experience assembly capacity constraints. In the event of any capacity constraints we may be unable to accept certain orders from, and deliver products in a timely manner to, our customers. This could result in the loss of existing or potential customers and would seriously harm our business.

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

   We use rolling forecasts based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, as we experienced in the second half of fiscal year 2001, we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

 In order to achieve the efficiencies and productivity gains required to achieve our long-term business model, we will need to improve and implement new systems, procedures and controls, which could be time-consuming and costly.

   While we recently reduced headcount in response to current market conditions, we will continually evaluate our internal operational needs based upon market requirements. If we are unable to effectively manage future growth and expansion, our business will be seriously harmed. We currently have research and development facilities in Sunnyvale, California; Redmond, Washington and Waterloo, Ontario, Canada. The coordination and management of these product development organizations that are located at different sites requires significant management attention and coordination, particularly from our managerial and engineering organizations. If we are unable to coordinate and manage these separate development organizations, our business will be seriously harmed.

   Our ability to compete effectively and to manage any future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. The number of our employees increased from 40 at April 30, 1998 to 496 at April 30, 2001. In February 2000, we implemented a new enterprise resource planning software system that replaced substantially all of our business and manufacturing systems and we expect to add more complementary systems in the future. While we have not had significant problems to date, we recognize that our personnel, systems, procedures and controls may still prove to be inadequate to support our future operational expansion.

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

   We presently have two issued patents, pending United States patent applications and several pending patent applications in foreign patent offices. Several patent applications pending before the United States Patent Office have been allowed and are expected to issue as United States patents.

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

   We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in CacheOS to perform key functions. For example, we license subscription-filtering technology from Secure Computing. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software or will be required to drop this functionality from our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. Any of these delays could seriously harm our business.

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

 Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.

   Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, and other events beyond our control. In addition, a substantial portion of our facilities, including our headquarters is located in Northern California, an area susceptible to earthquakes. We do not carry earthquake insurance for earthquake-related losses. In recent months, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict their occurrence, duration or cessation. We do not have back-up facilities and infrastructure for all of our operations in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Risks Associated with Acquisitions

 If we are unable to successfully integrate recently acquired companies, our ability to execute our business strategy and timely deliver new products to market could be harmed.

   We consummated mergers with SpringBank Networks in June 2000 and Entera, Inc. in December 2000. Risks we may face with respect to our mergers with these companies include the potential disruption of our ongoing business and distraction of management; the difficulty of retaining personnel; and the maintenance of uniform standards, corporate cultures, controls, procedures and policies. Our inability to address any of these risks successfully could harm our business.

   We may also make additional acquisitions in the future, although none are currently planned. Acquisitions of companies, products or technologies entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management's attention, loss of key employees of acquired companies and substantial transaction costs. Some of the products acquired may require significant additional development before they can be marketed and may not generate revenue at levels anticipated by us. Moreover, future acquisitions by us may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant amortization expense. Any of these problems or factors could seriously harm our business.

Risks Related to Litigation, Claims, Government Regulations, and Securities Markets

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

   Our customers install our content-smart networking solutions directly into their network infrastructures. Any errors, defects or other performance problems with our products could negatively impact the networks of our customers or other Internet users, resulting in financial or other damages to these groups. These groups may then seek damages from us for their losses. If a claim were brought against us, we may not have sufficient protection from statutory limitations or license or contract terms with our customers, and any unfavorable judicial decisions could seriously harm our business. However, a product liability claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability claim could seriously harm our business reputation.

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

   Sales of our products depend on the increased use and widespread adoption of the Internet. Our business would be seriously harmed if the use of the Internet does not increase as anticipated or if our service provider customers' Internet-related services are not well received by the marketplace. The acceptance and use of the Internet in international markets, where we derive a large portion of our net sales, are in earlier stages of development than in the United States. If the Internet fails to gain sufficient acceptance in international markets, our business could be seriously harmed. The resolution of various issues concerning the Internet will likely affect the use and adoption of the Internet. These issues include security, reliability, capacity, congestion, cost, ease of access and quality of service. For example, in the past certain popular websites experienced denial-of-service attacks, which called into question the ability of these and other websites to ensure the security and reliability of their on-line businesses. Even if these issues are resolved, if the market for Internet-related products and services fails to develop, or develops at a slower pace than anticipated, our business would be seriously harmed.

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

   Since our initial public offering in November 1999 through June 30, 2001, the closing market price of our common stock has fluctuated significantly between $3.06 and $164.69. The market price of our common stock may fluctuate significantly in response to the following factors:

  . changes in macro-economic conditions;

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

 Substantial sales of our common stock could adversely affect our stock price.

   Prior to our November 1999 initial public offering, no public market existed for our common stock. Subsequent to our initial public offering, our stock price and the daily volume of shares traded have fluctuated significantly. In the future, the daily volume of shares traded may decline to levels that could heighten the volatility of our stock price. As a result, sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock by potentially introducing a large number of sellers of our common stock into a market in which our common stock price is already volatile, thus driving our common stock price down. Substantial sales can result for several reasons, including a sale of a large block of shares by an institutional shareholder, or groups of shareholders, directors, executives and employees. For example, in February 2001, we issued approximately 1 million restricted shares to our employees, which vest fifty percent on November 26, 2001 and fifty percent on February 25, 2002. Many of these shares will be sold immediately and without restriction into the public market in November 2001 and February 2002. Any one of these transactions could adversely affect our stock price.

 We are the target of a Class Action Lawsuit, which could result in substantial costs and divert management attention and resources.

   Numerous putative securities class action lawsuits have been filed in the U.S. District Court for the Southern District of New York against certain public companies, their underwriters, and other individuals arising out of each company's public offering. The first putative class action complaint against us, certain of our current and former officers and directors, and certain underwriters, was filed on June 8, 2001 in the United States District Court for the Southern District of New York, and is captioned Colbert Birnet, L.P. v. CacheFlow Inc., et al., Civil Action No. 01-CV-5143. Since then two other cases have been filed in the U.S District Court for the Southern District of New York: Powell v. CacheFlow et al. and Wesley v. CacheFlow et al. The Complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the company and our current and former officers and directors violated Sections 11, 12(2) and 15 of the Securities Act of 1933, and Sections 10(b) (Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 18, 1999 and December 6, 2000. We anticipate that further lawsuits making substantially similar allegations may be filed. We believe that these lawsuits may be coordinated or consolidated. Various plaintiffs have filed similar actions asserting virtually identical allegations against approximately fifty other companies. We intend to defend against the allegations in the complaints vigorously. In the future, other types of securities class action lawsuits could be filed against us. Securities class action litigation could result in substantial costs and divert our management's attention and resources, which could seriously harm our business.

ITEM 2. PROPERTIES

   We lease approximately 53,000 square feet for our headquarters facility in Sunnyvale, California, under a lease that expires on August 31, 2005. We also lease space for research and development in Redmond, Washington and Waterloo, Ontario, Canada. In addition, we lease space for sales and support in ten metropolitan areas in North America. We also lease space for sales and support in the following countries: Australia, Denmark, France, Germany, Hong Kong, Japan, the Netherlands, People's Republic of China, Singapore, South Korea, Spain, Sweden, Taiwan, United Arab Emirates, and the United Kingdom.

   In March 2001, we entered into a lease agreement to occupy 46,000 square feet for a research and development facility in Sunnyvale, California, beginning in the first quarter of our 2002 fiscal year. We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available, if necessary, to accommodate any further physical expansion of corporate operations and for any additional sales offices.

ITEM 3. LEGAL PROCEEDINGS

   See the information set forth in the notes to the consolidated financial statements entitled "Litigation" and "Subsequent Events" in Item 8, Notes 14 and 17 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below is biographical summaries of our executive officers as of July 1, 2001:

   Brian NeSmith, 39, has served as President and Chief Executive Officer and a director of CacheFlow since March 1999. From December 1997 to March 1999, Mr. NeSmith served as Vice President of Nokia IP, Inc., a security router company, which acquired Ipsilon Networks, Inc., an IP switching company, where Mr. NeSmith served as Chief Executive Officer from May 1995 to December 1997. From October 1987 to April 1995, Mr. NeSmith held several positions at Newbridge Networks Corporation, a networking equipment manufacturer, including vice president and general manager of the VIVID group. Mr. NeSmith holds a B.S. in electrical engineering from the Massachusetts Institute of Technology.

   Robert Verheecke, 49, has served as Senior Vice President, Chief Financial Officer and Secretary of CacheFlow since May 2001. From October 1997 to May 2001, Mr. Verheecke served as a Chief Financial Officer to several early-stage high technology companies including AlphaBlox; ECnet and 2Bridge. From June 1989 to August 1997, Mr. Verheecke served as Chief Financial Officer at publicly traded NetFRAME, an early manufacturer of high-performance network servers, and at Business Objects S.A., a publicly traded decision support software company. Mr. Verheeckee holds an M.B.A. from the University of California, Berkeley, a B.S. in Accounting from Santa Clara University, and is a State of California Certified Public Accountant (CPA).

   John Scharber, 41, has served as Vice President and Chief Technology Officer of CacheFlow since May 2001. From December 2000 to May 2001, Mr. Scharber served as Vice President of Research and Development for Streaming Technology at CacheFlow. From September 1997 to December 2000, Mr. Scharber served as Chief Technology Officer and was a co-founder of privately held Entera, Inc., a provider of streaming content distribution and management technologies, until it was acquired by CacheFlow in December 2000. From April 1994 to July 1997, Mr. Scharber served as Director of Engineering and was a co-founder of GlobalCenter, a technology company acquired by Exodus Communications, Inc. Mr. Scharber holds a B.S. in Business Administration from San Jose State University.

   Alan Robin, 45, has served as Senior Vice President of Sales at CacheFlow since July 1999. From January 1997 to July 1999, Mr. Robin served as Vice President of Sales of Ipsilon Networks, Inc., an IP switching company, and then of Nokia IP, Inc., a security router company, which acquired Ipsilon Networks, Inc. in December 1997. From January 1991 to January 1997, Mr. Robin held a number of sales and sales management positions at Wellfleet/Bay Networks, a networking company. Mr. Robin holds an A.B. in chemistry from Kenyon College and a M.B.A. in finance from Fairleigh Dickenson University.

   Don Jaworski, 42, has served as Sr. Vice President of Product Development at CacheFlow Inc. since June 2000. From May 2000 to June 2000, Mr. Jaworski served as Chief Executive Officer and Vice President of Engineering of SpringBank Networks, Inc., a privately held provider of content management solutions, until it was acquired by CacheFlow in June 2000. From December 1997 to March 2000, Mr. Jaworski served as Vice President of R&D in Nokia IP, Inc., a security router company, which acquired Ipsilon Networks, Inc., an IP switching company, where Mr. Jaworski served as Vice President of Engineering from September 1995 to December 1997. Mr. Jaworski served as Sr. Vice President of Software Engineering at The 3DO Company from January 1994 to September 1995. Mr. Jaworski holds a BS in Computer Science from Bowling Green State University and an MBA from the University of Santa Clara.

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

                                                                  High    Low
                                                                 ------- ------
   For the year ended April 30, 2000:
     Third Quarter (since November 19, 1999).................... $164.69 $84.50
     Fourth Quarter............................................. $148.00 $30.50

   For the year ended April 30, 2001:
     First Quarter.............................................. $ 86.50 $37.00
     Second Quarter............................................. $157.00 $63.94
     Third Quarter.............................................. $144.70 $11.13
     Fourth Quarter............................................. $ 15.75 $ 3.06

   Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At July 6, 2001, there were approximately 620 stockholders of record and the price per share of our common stock was $4.30. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

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

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected financial data from March 13, 1996, our inception date, through the fiscal year ended April 30, 2001. For additional discussion regarding the items in this table, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   Period from
                                 Year Ended April 30,             March 13, 1996
                          --------------------------------------  (Inception) to
                            2001       2000      1999     1998    April 30, 1997
                          ---------  --------  --------  -------  --------------
                                (in thousands, except per share data)
Consolidated Statement
 of Operations Data:
Net sales...............  $  97,739  $ 29,277  $  7,036  $   --      $   --
Stock compensation(1)...    (69,168)  (38,405)   (3,776)     (59)        --
Goodwill
 amortization(2)........    (98,987)      --        --       --          --
Acquired in-process
 technology(3)..........    (32,200)      --        --       --          --
Impairment of
 assets(4)..............   (272,871)      --        --       --          --
Net loss available to
 common shareholders....   (519,096)  (62,653)  (13,202)  (5,507)     (1,443)
Basic and diluted net
 loss per share.........  $  (14.44) $  (3.31) $  (2.17) $ (1.43)    $ (0.73)
Shares used in computing
 basic and diluted net
 loss per share.........     35,950    18,935     6,093    3,842       1,965
Pro forma basic and
 diluted net loss per
 share..................  $     --   $  (2.30) $  (0.79) $   --      $   --
Shares used in computing
 pro forma basic and
 diluted net loss per
 share..................        --     27,218    16,626      --          --

                                                   As of April 30,
                                        ---------------------------------------
                                          2001     2000    1999    1998   1997
                                        -------- -------- ------  ------ ------
                                                    (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term
 investments..........................  $ 81,564 $125,320 $2,291  $7,349 $3,605
Working capital.......................    77,880  126,435    787   6,955  3,589
Total assets..........................   287,232  140,734  6,716   8,461  3,769
Long-term debt, net of current
 portion..............................       --       --   3,211       7    --
Total stockholder's equity (deficit)..   256,751  132,630   (344)  7,600  3,702

--------
(1) Stock compensation primarily includes amortization of deferred stock compensation as well as one-time charges associated with certain modifications to stock-based awards.

(2) Goodwill amortization includes charges related to the Company's June 2000 acquisition of SpringBank Networks, Inc. and December 2000 acquisition of Entera, Inc.

(3) Acquired in-process technology relates to certain research and development projects assumed in the Entera acquisition which had not yet reached technological feasibility and had no alternative future use for CacheFlow.

(4) An impairment of assets charge was recorded in the quarter ended April 30, 2001 after the Company's management performed an impairment assessment and concluded that a substantial portion of the Company's enterprise level goodwill was not recoverable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in macroeconomic conditions, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, product concentration, competition, technological changes, management of our growth and expansion, integration of acquisitions, key employee transitions and other risks discussed in item 1 under the heading "Factors Affecting Future Operating Results" and the risks discussed in our other Securities and Exchange Commission filings.

Overview

   The Company designs, develops, markets and supports caching appliances and content delivery technologies that are purpose-built to accelerate and optimize the delivery of content to end-users over TCP/IP networks. We founded the Company in March 1996 and began commercial shipment of our first products in May 1998. Since that time, we have introduced other Internet caching appliances, which have a variety of hardware configurations designed for the different price, performance, capacity and reliability requirements of our customers. The list prices of our caching appliances increase as they become more highly configured. Substantially all of our net sales through April 30, 2001 were attributable to sales of our Internet caching appliance products. We anticipate that these products will continue to account for a substantial portion of our net sales for the foreseeable future.

   We have incurred net losses in each quarter since inception. As of April 30, 2001, we had an accumulated deficit of $601.9 million. Our net loss available to common shareholders for the years ended April 30, 2001, 2000, and 1999 was $519.1 million, $62.7 million, and $13.2 million. These losses resulted from significant costs incurred in the development and sale of our products and services, from amortization of deferred stock compensation and goodwill, and from charges related to the impairment of certain assets. Additionally, while demand for our products in the first half of our fiscal year ended April 30, 2001 was consistent with our forecasts, we experienced a severe decline in demand for our products during our third quarter ended January 31, 2001 and flat demand during the quarter ended April 30, 2001. We believe this decrease substantially resulted from macroeconomic factors and a corresponding reduction in information technology spending. Unless there are changes in current macroeconomic conditions, we expect the decreased demand experienced in the third and fourth quarters of fiscal 2001 to continue into fiscal 2002. As a result, we expect to incur additional operating losses and continued negative cash flow from operations at least through fiscal year 2002.

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

Acquisitions

   SpringBank Networks, Inc.--On June 5, 2000, the Company acquired all of the outstanding capital stock of SpringBank Networks, Inc. ("SpringBank"), a privately held company organized to develop content management technologies. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since June 5, 2000, the results of operations of SpringBank have been included in the Company's Consolidated Statements of Operations. Purchase consideration totaled approximately $177 million and included approximately 2.7 million shares of CacheFlow common stock, approximately $7 million of assumed liabilities and approximately $2 million in transaction costs. Substantially all of the $177 million purchase price was allocated to goodwill. For further discussion regarding goodwill, refer to the "Asset Impairment" section below.

   Entera, Inc.--On December 15, 2000, the Company completed the acquisition of Entera, Inc. ("Entera"), a company that develops standards-based streaming content distribution and management technologies, in a stock-for-stock merger transaction accounted for as a purchase. Purchase consideration was approximately $411.9 million consisting of approximately 3.4 million shares of CacheFlow common stock with a fair value of approximately $370.8 million, the assumption of approximately 400,000 outstanding stock options with a fair value of approximately $40 million, and approximately $1.1 million in transaction costs.

   The excess of the purchase price over the fair value of the net assets acquired was valued at $409.1 million. Of this excess, $359.3 million was allocated to goodwill, $17.6 million was allocated to deferred compensation, and $32.2 million was allocated to in-process research and development. For further discussion regarding goodwill, refer to the "Asset Impairment" section below.

Stock Compensation

   The Company recorded deferred stock compensation of approximately $17.4 million, $71.8 million, and $13.6 million for the years ended April 30, 2001, 2000, and 1999. Deferred stock compensation results from a variety of stock-based transactions. The Company's stock compensation balance generally represents the difference between the exercise price and the deemed fair value of stock options and warrants granted to employees, consultants, directors and third parties on the date such stock awards were granted. However, the Company has also completed other stock-based transactions that impact deferred stock compensation such as acquisitions in which the outstanding options of the acquired entity are assumed, or instances where certain modifications are made to the terms and conditions of option grants subsequent to the grant date. Related stock compensation expense is recorded over the option vesting period, generally two to four years, or immediately if there is no vesting period. The Company recorded stock compensation expense of approximately $69.2 million, $38.4 million, and $3.8 million for the years ended April 30, 2001, 2000, and 1999. The Company may record additional compensation in the future if management decides to grant below-market stock options, assume outstanding options in any future acquisitions, modify outstanding stock awards subsequent to their date of grant, or enter into other transactions that may require the recognition of additional compensation. We expect compensation expense, which is primarily attributable to amortization of deferred compensation charges, to impact our reported results through April 30, 2004. Given the balance of deferred stock compensation on the balance sheet and our recent history of stock award transactions, we expect stock compensation expense to be a significant operating expense as this deferral is recognized.

Reorganization Plan

   In February 2001, the Company announced a reorganization plan and incurred $1.9 million in reorganization costs in the quarter ended April 30, 2001 to complete this effort, which primarily included employee severance costs of approximately $1.3 million and certain contract termination costs of approximately $600,000. This plan was instituted in response to an unanticipated economic slowdown that negatively impacted third and fourth quarter fiscal 2001 demand for the Company's products, as potential customers deferred spending on Internet and intranet infrastructure. The reorganization plan was designed to more closely align spending with our sales projections. Severance payments to domestic employees were substantially complete at April 30, 2001. The remaining $924,000 accrual relates to international severance payments and contract termination fee payments to be made in future periods.

Asset Impairment

   In April 2001, management performed an impairment assessment of long-lived assets and determined that certain enterprise level goodwill recorded in connection with the Company's Springbank and Entera acquisitions is not fully recoverable. The assessment was performed primarily due to the significant decline in the Company's stock price, the net book value of assets significantly exceeding the Company's market capitalization, and the overall decline in industry growth rates, which indicate that this trend may continue for an indefinite period. As a result, the Company recorded a $272.9 million impairment charge in the fourth quarter of fiscal 2001 to reduce goodwill to its estimated fair value based on the market value method. The estimate of fair value was based upon the Company's average market capitalization, which was calculated using the Company's average closing stock price surrounding April 30, 2001. The remaining goodwill will be amortized using the straight-line method over the remainder of its three-year life.

   Additionally, the impairment charge includes a $650,000 write-off for leasehold improvements that will be abandoned in the first quarter of fiscal 2002. These assets relate to a research and development facility in California which is being relocated in connection with the Company's reorganization plan.

Results of Operations

   The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

                                 Year Ended April 30,
                                 ------------------------
                                  2001     2000     1999
                                 ------   ------   ------
   Net sales...................   100.0 %  100.0 %  100.0 %
   Cost of goods sold..........    40.6     38.3     46.9
                                 ------   ------   ------
   Gross profit................    59.4     61.7     53.1
   Operating expenses:
     Research and development..    28.3     32.9     57.3
     Sales and marketing.......    71.6     98.7     97.6
     General and
      administrative...........    10.8     16.2     29.4
     Stock compensation........    70.8    131.2     53.7
     Goodwill amortization.....   101.3      --       --
     Acquired in-process
      research and
      development..............    32.9      --       --
     Restructuring.............     1.9      --       --
     Impairment of assets......   279.1      --       --
                                 ------   ------   ------
       Total operating
        expenses...............   596.7    279.1    238.0
                                 ------   ------   ------
   Operating loss..............  (537.3)  (217.4)  (184.8)
   Interest income.............     6.8     12.9      2.3
   Interest expense............    (0.3)    (2.5)    (5.1)
                                 ------   ------   ------
   Net loss before income
    taxes......................  (530.8)  (207.0)  (187.6)
   Provisions for income
    taxes......................     0.3      0.3      --
                                 ------   ------   ------
   Net loss....................  (531.1)  (207.3)  (187.6)
   Accretion of preferred
    stock......................     --      (6.7)     --
                                 ------   ------   ------
   Net loss available to common
   stockholders................  (531.1)% (214.0)% (187.6)%
                                 ======   ======   ======

   Net Sales. Net sales increased to $97.7 million in fiscal 2001 from $29.3 million in fiscal 2000 and $7.0 million in fiscal 1999. This increase was attributable to higher sales volumes resulting from the introduction of our new 600, 700, 6000 and 7000 series products and growth in our customer base as we expanded our sales force. However, due to a weakening macroeconomic outlook, our third quarter fiscal 2001 revenues fell significantly below market expectations and our fourth quarter fiscal 2001 revenues, while consistent with revised forecasts, were flat compared to the previous quarter.

   During fiscal 2001 and 2000, no customer accounted for more than 10% of our net sales, and during fiscal 1999, three customers accounted for an aggregate of approximately 33% of our net sales. Net sales from international operations were $57.6 million, or 59% of net sales in fiscal 2001, $14.1 million, or 48% of net sales, in fiscal 2000, and $3.1 million, or 44% of net sales, in fiscal 1999. We expect international revenue as a percentage of total revenue to remain relatively constant in the future compared to fiscal 2001.

   Unless macroeconomic conditions improve sooner than anticipated, we believe near-term demand for our products will remain soft in fiscal 2002. Once conditions improve, we expect our net sales to increase as a result of continued acceptance of our products in the marketplace and the introduction of new products, although our current year-over-year growth rate in our net sales is not expected to continue in the future.

   Gross Profit. Gross profit increased to $58.0 million in fiscal 2001 from $18.1 million in fiscal 2000 and $3.7 million in fiscal 1999. This increase in gross profit was primarily attributable to the introduction of new products, their growing acceptance in the marketplace, and higher sales volumes. Excluding a one-time $3.9 million inventory write-down in the fourth quarter of fiscal 2001, gross margin increased to 63.4% in fiscal 2001 from 61.7% in fiscal 2000 and 53.1% in fiscal 1999. During the second half of fiscal 2001, excess inventories were built up in anticipation of projected sales volumes that never materialized as a result of the sharp deterioration in macroeconomic conditions that caused customers to defer or delay capital expenditures on information technology. As a result, we wrote down $3.9 million of excess and obsolete inventories. Excluding this write off, increases in gross margin were principally due to the introduction of higher margin products in fiscal 2001, the resulting economies of scale from higher unit production, and cost savings achieved by outsourcing component manufacturing.

   Our gross margin has been and will continue to be affected by a variety of factors, including competition, fluctuations in demand for our products, the timing and size of customer orders and product implementations, the mix of direct and indirect sales, the mix and average selling prices of products, new product introductions and enhancements, component costs, manufacturing costs and product configuration. If actual orders do not match our forecasts as we experienced in the second half of fiscal year 2001, we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

   Research and Development. Research and development expenses consist primarily of salaries and benefits, and prototype and test equipment costs. Research and development expenses increased to $27.7 million in fiscal 2001 from $9.6 million in fiscal 2000 and $4.0 million in fiscal 1999. These increases in research and development expenses in absolute dollars were primarily attributable to increased staffing and associated support for engineers required to expand and enhance our product line. Research and development headcount increased to 204 at April 30, 2001 from 68 in fiscal 2000 and 21 in fiscal 1999. As a percentage of net sales, research and development expenses decreased to 28.3% in fiscal 2001 from 32.9% in fiscal 2000 and 57.3% in fiscal 1999. This decrease in research and development expenses as a percentage of net sales reflects the fact that our net sales during these periods increased more rapidly than our research and development expenses. We believe that continued investment in research and development will be required to remain competitive and expect that research and development expenses will increase moderately in absolute dollars in future periods. Through April 30, 2001, all research and development costs have been expensed as incurred.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, commissions, advertising and promotional expenses, and customer service and support costs. Sales and marketing expenses increased to $69.9 million in fiscal 2001 from $28.9 million in fiscal 2000 and $6.9 million in fiscal 1999. These increases in sales and marketing expenses in absolute dollars were related to the expansion of our sales and marketing organization as we increased headcount and added sales and support facilities worldwide. Sales and marketing headcount increased to 211 at April 30, 2001, from 173 in fiscal 2000 and 30 in fiscal 1999. As a percentage of net sales, sales and marketing expenses decreased to 71.6% for the year ended April 30, 2001 from 98.7% in fiscal 2000 and 97.6% in fiscal 1999. Should growth in demand for our products resume, and after we realize potential efficiencies within our sales and marketing organization, we expect to increase our sales and marketing expenses in absolute dollars in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels. However, should sales decline further in future periods, we may implement additional cost-cutting programs to reduce our sales and marketing expenses.

   General and Administrative. General and administrative expenses increased to $10.5 million in fiscal 2001 from $4.8 million in fiscal 2000 and $2.1 million in fiscal 1999. These increases in general and administrative expenses in absolute dollars were primarily attributable to increased staffing and associated expenses necessary to manage and support our growth. General and administrative headcount increased to 55 at April 30, 2001 from 39 in fiscal 2000 and 10 in fiscal 1999. As a percentage of net sales, general and administrative expenses decreased to 10.8% for the year ended April 30, 2001 from 16.2% in fiscal 2000 and 29.4% in fiscal 1999. These decreases in general and administrative expenses as a percentage of net sales reflect the fact that our net sales during these periods increased more rapidly than our general and administrative expenses. Should growth in demand for our products resume, and after we have realized potential efficiencies within our current general and administrative organization, we expect general and administrative expenses to increase in absolute dollars as we continue to increase headcount to manage expanding operations and facilities. However, should sales decline further in future periods, we may implement additional cost-cutting programs to reduce our general and administrative expenses.

   Stock Compensation. Stock compensation expense increased to $69.2 million in fiscal 2001 from $38.4 million in fiscal 2000 and $3.8 million in fiscal 1999. This non-cash charge reflects the amortization of deferred stock compensation and termination and acceleration charges for the departing chairman and other employees. Stock compensation has increased significantly in fiscal 2001 and 2000 as a result of the amortization of significant stock compensation, most of which was recorded in connection with the Company's November 1999 initial public offering, certain below-market option grants in fiscal 2001, and unvested options assumed in the Company's December 2000 acquisition of Entera, Inc. In addition, the fiscal 2001 expense includes a non-recurring deferred stock compensation charge of $28.1 million in connection with the accelerated vesting of certain unvested stock options held by the Company's former chairman. Based on the options granted through April 30, 2001, we expect stock compensation to remain a significant component of our operating expenses through fiscal 2004.

   Goodwill Amortization. Goodwill amortization increased to $99.0 million in fiscal 2001 from none in the comparable prior periods. These increases were attributable to the Company's acquisitions of SpringBank Networks, Inc. on June 5, 2000, and Entera, Inc. on December 15, 2000, which were accounted for as purchase business combinations. The SpringBank and Entera transactions resulted in goodwill of $177.0 million and $359.3 million, and each amount is being amortized over three years on a straight-line basis. A significant portion of this goodwill was determined to be impaired and was written off in the fourth quarter of fiscal 2001; therefore, goodwill amortization is not likely to be as large in future quarters. For additional discussion regarding impaired goodwill, refer to the "Asset Impairment" section above and the "Impairment of assets" section below.

   Acquired In-process Technology. The Company recorded a non-recurring, non-cash $32.2 million charge in fiscal 2001 for the value of in-process technology acquired in the Entera transaction, which relates to in process technology that had not yet reached technological feasibility and had no future use in the Company's development activities.

   There were two projects included in in-process technology for Entera. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 50% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Entera. The calculation of value was then adjusted to reflect only the value creation efforts of Entera prior to the close of the acquisition. At the time of the acquisition, the products were approximately 32% and 50% complete respectively, with approximately $10.9 million and $896,000 in estimated costs remaining, respectively. The majority of these costs are expected to be incurred by the end of the next fiscal year. The acquired in-process technology was expensed in the period the transaction was consummated.

   Restructuring. As discussed further in the "Reorganization Plan" section above, during the Company's fourth quarter ended April 30, 2001, the Company recorded a non-recurring $1.9 million charge related to certain employee severance costs and contract termination costs.

   Impairment of Assets. As discussed further in the "Asset Impairment" section above, during the Company's fourth quarter ended April 30, 2001, management performed an impairment assessment of its tangible and intangible assets and determined that enterprise-level goodwill associated with the SpringBank and Entera acquisitions was impaired. As a result, a $272.9 million impairment charge was recorded to write the Company's net book value down to its fair value as of April 30, 2001. In accordance with our policy, management will continue to periodically assess the recoverability of its long-lived assets in the future. Given the current economic uncertainty, and the general volatility of the financial markets, and the Company's use of the market value method to determine impairment charges, if our market capitalization were to again fall below the Company's net book value for an extended period of time, additional impairment charges may be recorded.

   Other Income (Expense), Net. Other income (expense), net increased to $6.4 million in fiscal 2001 from $3.0 million in fiscal 2000 and net other expense of $197,000 in fiscal 1999. This increase is primarily attributable to increased interest income earned on the Company's cash equivalents and short-term investments, which grew significantly following the completion of the Company's initial public offering in November 1999.

   Provision for Income Taxes. The provision for income taxes increased to $318,000 in fiscal 2001 from $73,000 in fiscal 2000 and none in fiscal 1999, and is composed entirely of foreign corporate income taxes. The foreign corporate income taxes are a function of the Company's international expansion and the establishment of branches and subsidiaries in various jurisdictions. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services provided to the Company. The Company's tax expense for fiscal 2002 will continue to be significantly dependent on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

   Accretion of Preferred Stock. In fiscal 2000, a non-recurring $2.0 million charge was recorded in connection with the November 1999 issuance of 280,953 shares of Series D preferred stock at $11.00 per share to accrete the stock to its fair value. During November 1999, all of the shares of Series D preferred stock converted to common stock upon completion of the Company's initial public offering.

Liquidity and Capital Resources

   From inception through November 1999, we financed our operations and the purchase of property and equipment through private sales of preferred stock, with net proceeds of $37.9 million, as well as through bank loans and equipment leases. In November 1999, we financed our operations through an initial public offering of our common stock, with net proceeds of $126.5 million, net of underwriting discounts, commissions and offering costs. At April 30, 2001, we had $55.4 million in cash and cash equivalents, $26.2 million in short-term investments, and $77.9 million in working capital.

   Net cash used in operating activities was $54.1 million in fiscal 2001, $23.6 million in fiscal 2000 and $9.7 million in fiscal 1999. We used cash primarily to fund our net losses from operations.

   Net cash provided by investing activities was $3.5 million in fiscal 2001, and net cash used in investing activities was $37.9 million in fiscal 2000 and $971,000 in fiscal 1999. Net cash provided by investing activities was primarily due to sales of investment securities and cash acquired in business acquisitions, partially offset by purchases of property and equipment. Net cash used in investing activities was primarily attributable to purchases of short-term securities, and to a lesser extent, to purchases of property, plant and equipment. We expect that, in the future, any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities.

   Capital expenditures were $9.8 million in fiscal 2001, $4.0 million in fiscal 2000 and $971,000 in fiscal 1999. Our capital expenditures consisted primarily of purchases of plant, equipment and software and leasehold improvements. Current capital commitments are approximately $800,000, principally for leasehold improvements, office furniture and equipment to be used in our new research and development facility in Sunnyvale, California. We expect that our capital expenditures will continue to increase in the future.

   Net cash provided by financing activities was $14.5 million in fiscal 2001, $150.7 million in fiscal 2000 and $5.6 million in fiscal 1999. In fiscal 2001, we raised $15.0 million from the exercise of employee stock options, partially offset by employee stock repurchases. In fiscal 2000, financing came from numerous sources:

  . During May 1999, we raised approximately $20.0 million in gross proceeds from the sale of Series C Preferred Stock at $4.575 per share.

  . During October 1999, we raised approximately $2.8 million through the cash exercise of options granted to a board member and consultant to purchase 702,380 shares of common stock at $4.00 per share.

  . During November 1999, we raised approximately $3.1 million through the sale of 280,953 shares of Series D Preferred Stock at $11.00 per share.

  . During November 1999, we raised approximately $126.5 million, net of underwriting discounts, commissions and offering costs through the sale of 5,750,000 shares of our common stock in an initial public offering at $24.00 per share.

   During December 1999, $4.5 million of the initial public offering proceeds were used to repay all of the Company's outstanding debt. In fiscal 1999, cash provided by financing activities was primarily attributable to the issuance of $4.0 million in debt obligations.

   We believe that working capital will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. Furthermore, if cash is used for unanticipated uses, we may need additional capital sooner than expected. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Recent Accounting Pronouncements

   We will adopt Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138) in the first quarter of our fiscal year 2002. SFAS 133 established new accounting and reporting standards for derivative and hedging activities. In accordance with the standard, we will prospectively recognize the fair value of our derivative instruments as assets or liabilities in our consolidated balance sheet. The resulting gain or loss will be reflected as other comprehensive income or in earnings, depending upon the achievement of hedge accounting criteria. As of April 30, 2001, we owned no derivative instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Interest Rate Risk

   We are subject to certain market risks including changes in exchange rates and interest rates. We do not undertake any specific actions to cover our exposures to exchange and interest rate risks and we are not a party to any risk management transactions. We do not purchase or hold any derivative financial instruments for trading purposes.

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of April 30, 2001, we had approximately $79.1 million invested primarily in certificates of deposit, and fixed-rate, short-term corporate and U.S. government debt securities which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents notional amounts and related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of April 30, 2001.

                                                                          Fair
                                                2002     2003    Total    Value
                                               -------  ------  -------  -------
                                                      ($ in thousands)
Cash equivalents
  Fixed rate.................................. $50,589  $  --   $50,589  $50,590
  Average rate................................    4.71%    --      4.71%     --
Investments
  Fixed rate.................................. $26,478  $1,991  $28,469  $28,477
  Average rate................................    5.06%   5.00%    5.06%     --
                                               -------  ------  -------  -------
Total Investment
  Securities.................................. $77,067  $1,991  $79,058  $79,067
                                               =======  ======  =======  =======
Average rate..................................    4.83%   5.00%    4.84%

 Foreign Currency Exchange Rate Risk

   We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the fiscal years 2001, 2000 and 1999, approximately 59%, 48% and 44% of our total net sales were derived from customers outside of North America. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. Specifically, the exposure includes intercompany loans, and third party sales or payments. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. We, however, do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
Consolidated Balance Sheets as of April 30, 2001 and 2000................  35

Consolidated Statements of Operations for each of the three years in the period ended April 30, 2001.............................................  36

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended April 30, 2001................................  37

Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 2001.............................................  38

Notes to the Consolidated Financial Statements...........................  39

Report of Independent Auditors...........................................  58

                                 CACHEFLOW INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                April 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
 Cash and cash equivalents................................. $ 55,356  $ 91,532
 Short-term investments....................................   26,208    33,788
 Restricted investments....................................      765       --
 Accounts receivable, net of allowance for doubtful
  accounts and sales returns of $1,500 and $350 at
  April 30, 2001 and 2000, respectively....................   14,365     3,112
 Inventories...............................................    7,018     4,741
 Prepaid expenses and other current assets.................    3,240     1,200
                                                            --------  --------
Total current assets.......................................  106,952   134,373
Property and equipment, net................................   12,563     4,721
Restricted investments.....................................    1,991       --
Intangible assets, net.....................................  164,264       --
Other assets...............................................    1,462     1,640
                                                            --------  --------
     Total assets.......................................... $287,232  $140,734
                                                            ========  ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
 Accounts payable.......................................... $  6,761  $  2,465
 Accrued payroll and related benefits......................    6,034     2,611
 Deferred revenue..........................................    7,371     1,375
 Other accrued liabilities.................................    8,906     1,487
                                                            --------  --------
Total current liabilities..................................   29,072     7,938
Deferred revenue...........................................    1,409       166
                                                            --------  --------
Total liabilities..........................................   30,481     8,104

Commitments

Stockholders' equity:
 Preferred stock:
   $0.0001 par value, issuable in series: 10,000 shares
    authorized at April 30, 2001 and 2000, respectively;
    none issued and outstanding at April 30, 2001 and 2000,
    respectively...........................................      --        --
 Common stock:
   $0.0001 par value, 200,000 shares authorized at April
    30, 2001 and 2000, respectively; 44,116 and 36,128
    shares issued at April 30, 2001 and 2000,
    respectively...........................................        4         4
 Additional paid-in capital................................  896,773   264,304
 Notes receivable from stockholders........................     (573)   (4,713)
 Deferred stock compensation...............................  (33,348)  (43,489)
 Accumulated other comprehensive loss......................     (210)     (101)
 Accumulated deficit....................................... (601,901)  (82,805)
 Treasury stock, at cost, 775 and 76 shares held at April
  30, 2001 and 2000, respectively..........................   (3,994)     (570)
                                                            --------  --------
Total stockholders' equity.................................  256,751   132,630
                                                            --------  --------
     Total liabilities and stockholders' equity............ $287,232  $140,734
                                                            ========  ========

        See accompanying notes to the consolidated financial statements.

                                 CACHEFLOW INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Year Ended April 30,
                                                 -----------------------------
                                                   2001       2000      1999
                                                 ---------  --------  --------
Net sales......................................  $  97,739  $ 29,277  $  7,036
Cost of goods sold.............................     39,704    11,212     3,297
                                                 ---------  --------  --------
Gross profit...................................     58,035    18,065     3,739
Operating expenses:
  Research and development.....................     27,682     9,646     4,034
  Sales and marketing..........................     69,935    28,903     6,865
  General and administrative...................     10,512     4,757     2,069
  Stock compensation...........................     69,168    38,405     3,776
  Goodwill amortization........................     98,987       --        --
  Acquired in-process research and
   development.................................     32,200       --        --
  Restructuring................................      1,850       --        --
  Impairment of assets.........................    272,871       --        --
                                                 ---------  --------  --------
    Total operating expenses...................    583,205    81,711    16,744
                                                 ---------  --------  --------
Operating loss.................................   (525,170)  (63,646)  (13,005)
Interest income................................      6,705     3,780       160
Interest expense...............................       (313)     (747)     (357)
                                                 ---------  --------  --------
Net loss before income taxes...................   (518,778)  (60,613)  (13,202)
Provision for income taxes.....................        318        73       --
                                                 ---------  --------  --------
Net loss.......................................   (519,096)  (60,686)  (13,202)
Accretion of preferred stock...................        --     (1,967)      --
                                                 ---------  --------  --------
Net loss available to common stockholders......  $(519,096) $(62,653) $(13,202)
                                                 =========  ========  ========
Basic and diluted net loss per common share....  $  (14.44) $  (3.31) $  (2.17)
                                                 =========  ========  ========
Shares used in computing basic and diluted net
 loss per common share.........................     35,950    18,935     6,093
                                                 =========  ========  ========
Pro forma basic and diluted net loss per common
 share.........................................             $  (2.30) $  (0.79)
                                                            ========  ========
Shares used in computing pro forma basic and
 diluted net loss per common share.............               27,218    16,626
                                                            ========  ========

        See accompanying notes to the consolidated financial statements.

                                CACHEFLOW INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                     Preferred                                  Notes                   Accumulated
                       Stock       Common Stock   Additional  Receivable    Deferred       Other                 Treasury Stock
                   --------------- --------------  Paid-In       From        Stock     Comprehensive Accumulated --------------
                   Shares   Amount Shares  Amount  Capital   Stockholders Compensation     Loss        Deficit   Shares Amount
                   -------  ------ ------  ------ ---------- ------------ ------------ ------------- ----------- ------ -------
Balances at April
30, 1998.........    9,970   $  1   6,017   $ 1    $ 14,646    $   --       $    (98)      $ --       $  (6,950)   --   $   --
 Exercise of
 stock options by
 employees.......      --      --   6,843    --       2,049        --            --          --             --     --       --
 Issuance of
 common stock to
 third parties
 for services ...      --      --      34    --          20        --            --          --             --     --       --
 Stock
 compensation....      --      --     --     --         156        --            --          --             --     --       --
 Issuance of
 warrants in
 connection with
 debt issuance ..      --      --     --     --         437        --            --          --             --     --       --
 Note receivable
 from stockholder
 for the exercise
 of stock
 options.........      --      --     --     --         --        (999)          --          --             --     --       --
 Interest on note
 receivable from
 stockholder for
 the exercise of
 stock options...      --      --     --     --         --          (5)          --          --             --     --       --
 Deferred stock
 compensation ...      --      --     --     --      13,569        --        (13,569)        --             --     --       --
 Amortization of
 deferred stock
 compensation ...      --      --     --     --         --         --          3,600         --             --     --       --
 Net loss .......      --      --     --     --         --         --            --          --         (13,202)   --       --
                   -------   ----  ------   ---    --------    -------      --------       -----      ---------   ----  -------
Balances at April
30, 1999.........    9,970      1  12,894     1      30,877     (1,004)      (10,067)        --         (20,152)   --       --
 Issuance of
 Series C
 preferred stock,
 net of issuance
 costs ..........    4,372     --     --     --      19,976        --            --          --             --     --       --
 Issuance of
 Series D
 preferred stock,
 net of issuance
 costs ..........      281     --     --     --       3,090        --            --          --             --     --       --
 Exercise of
 stock options by
 employees ......      --      --   1,785     1       6,421        --            --          --             --     --       --
 Notes receivable
 from
 stockholders for
 the exercise of
 stock options ..      --      --     --     --         --      (3,547)          --          --             --     --       --
 Issuance of
 common stock to
 nonemployees ...      --      --     692    --       2,726        --            --          --             --      68      --
 Repurchase of
 common stock
 from employees
 ................      --      --    (289)   --         (79)       --            --          --             --    (140)     (61)
 Interest on
 notes receivable
 from
 stockholders for
 the exercise of
 stock options ..      --      --     --     --         --        (162)          --          --             --     --       --
 Deferred stock
 compensation ...      --      --     --     --      71,848        --        (71,848)        --             --     --       --
 Amortization of
 deferred stock
 compensation ...      --      --     --     --         --         --         38,426         --             --     --       --
 Exercise of
 Series A and C
 warrants .......      673     --     --     --         976        --            --          --             --      (4)    (509)
 Issuance of
 common stock in
 an initial
 public offering,
 net of issuance
 costs...........      --      --   5,750     1     126,502        --            --          --             --     --       --
 Conversion of
 Series A, B, C,
 and D preferred
 stock to common
 stock...........  (15,296)    (1) 15,296     1         --         --            --          --             --     --       --
 Net loss .......      --      --     --     --         --         --            --          --         (60,686)   --       --
 Unrealized loss
 on short-term
 investments ....      --      --     --     --         --         --            --         (101)           --     --       --
 Accretion of
 Series D
 preferred stock
 ................      --      --     --     --       1,967        --            --          --          (1,967)   --       --
                   -------   ----  ------   ---    --------    -------      --------       -----      ---------   ----  -------
Balances at April
30, 2000.........      --      --  36,128     4     264,304     (4,713)      (43,489)       (101)       (82,805)   (76)    (570)
 Issuance of
 common stock in
 stock-for-stock
 mergers ........      --      --   6,125    --     579,076     (1,649)      (17,608)        --             --     --       --
 Exercise of
 stock options
 and purchases of
 ESPP shares by
 employees ......      --      --   1,721    --      11,489        --            --          --             --      (2)     (46)
 Net exercise of
 Series B
 warrants .......      --      --     142    --         485        --            --          --             --      (9)    (485)
 Interest on
 notes receivable
 from
 stockholders for
 the exercise of
 stock options ..      --      --     --     --         --        (157)          --          --             --     --       --
 Deferred stock
 compensation ...      --      --     --     --      17,355        --        (17,355)        --             --     --       --
 Stock
 compensation
 expense related
 to modified
 employee stock
 options.........      --      --     --     --      28,904        --            --          --             --     --       --
 Amortization of
 deferred stock
 compensation ...      --      --     --     --         --         --         40,264         --             --     --       --
 Reversal of
 unamortized
 deferred stock
 compensation ...      --      --     --     --      (4,840)       --          4,840         --             --     --       --
 Acquisition of
 treasury stock
 and related
 notes receivable
 settlement......      --      --     --     --         --       2,385           --          --             --    (421)  (2,385)
 Repayment of
 notes receivable
 ................      --      --     --     --         --       3,561           --          --             --     --       --
 Repurchase of
 common stock
 from employees
 ................      --      --     --     --         --         --            --          --             --    (267)    (508)
 Net loss........      --      --     --     --         --         --            --          --        (519,096)   --       --
 Unrealized loss
 on short-term
 investments.....      --      --     --     --         --         --            --         (109)           --     --       --
                   -------   ----  ------   ---    --------    -------      --------       -----      ---------   ----  -------
Balances at April
30, 2001.........      --    $ --  44,116   $ 4    $896,773    $  (573)     $(33,348)      $(210)     $(601,901)  (775) $(3,994)
                   =======   ====  ======   ===    ========    =======      ========       =====      =========   ====  =======
                       Total
                   Stockholders'
                      Equity
                     (Deficit)
                   -------------
Balances at April
30, 1998.........    $   7,600
 Exercise of
 stock options by
 employees.......        2,049
 Issuance of
 common stock to
 third parties
 for services ...           20
 Stock
 compensation....          156
 Issuance of
 warrants in
 connection with
 debt issuance ..          437
 Note receivable
 from stockholder
 for the exercise
 of stock
 options.........         (999)
 Interest on note
 receivable from
 stockholder for
 the exercise of
 stock options...           (5)
 Deferred stock
 compensation ...          --
 Amortization of
 deferred stock
 compensation ...        3,600
 Net loss .......      (13,202)
                   -------------
Balances at April
30, 1999.........         (344)
 Issuance of
 Series C
 preferred stock,
 net of issuance
 costs ..........       19,976
 Issuance of
 Series D
 preferred stock,
 net of issuance
 costs ..........        3,090
 Exercise of
 stock options by
 employees ......        6,422
 Notes receivable
 from
 stockholders for
 the exercise of
 stock options ..       (3,547)
 Issuance of
 common stock to
 nonemployees ...        2,726
 Repurchase of
 common stock
 from employees
 ................         (140)
 Interest on
 notes receivable
 from
 stockholders for
 the exercise of
 stock options ..         (162)
 Deferred stock
 compensation ...          --
 Amortization of
 deferred stock
 compensation ...       38,426
 Exercise of
 Series A and C
 warrants .......          467
 Issuance of
 common stock in
 an initial
 public offering,
 net of issuance
 costs...........      126,503
 Conversion of
 Series A, B, C,
 and D preferred
 stock to common
 stock...........          --
 Net loss .......      (60,686)
 Unrealized loss
 on short-term
 investments ....         (101)
 Accretion of
 Series D
 preferred stock
 ................          --
                   -------------
Balances at April
30, 2000.........      132,630
 Issuance of
 common stock in
 stock-for-stock
 mergers ........      559,819
 Exercise of
 stock options
 and purchases of
 ESPP shares by
 employees ......       11,443
 Net exercise of
 Series B
 warrants .......          --
 Interest on
 notes receivable
 from
 stockholders for
 the exercise of
 stock options ..         (157)
 Deferred stock
 compensation ...          --
 Stock
 compensation
 expense related
 to modified
 employee stock
 options.........       28,904
 Amortization of
 deferred stock
 compensation ...       40,264
 Reversal of
 unamortized
 deferred stock
 compensation ...          --
 Acquisition of
 treasury stock
 and related
 notes receivable
 settlement......          --
 Repayment of
 notes receivable
 ................        3,561
 Repurchase of
 common stock
 from employees
 ................         (508)
 Net loss........     (519,096)
 Unrealized loss
 on short-term
 investments.....         (109)
                   -------------
Balances at April
30, 2001.........    $ 256,751
                   =============

       See accompanying notes to the consolidated financial statements.

                                 CACHEFLOW INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended April 30,
                                                  -----------------------------
                                                    2001       2000      1999
                                                  ---------  --------  --------
Operating Activities
Net loss........................................  $(519,096) $(60,686) $(13,202)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization..................      2,733       774       261
 Stock compensation.............................     69,168    38,405     3,776
 Noncash charges for goodwill amortization,
  acquired in-process research and development,
  restructuring charges and impairment of
  assets........................................    405,908       --        --
 Interest on notes receivable from
  stockholders..................................       (157)     (162)       (5)
 Debt issuance costs............................        --        256       437
Changes in operating assets and liabilities, net
 of cash assumed in business combinations:
 Accounts receivable............................    (11,253)   (1,759)   (1,353)
 Inventories....................................     (2,277)   (3,809)     (525)
 Prepaid expenses and other current assets......     (1,869)   (1,396)       (7)
 Other assets...................................         90      (883)     (719)
 Accounts payable...............................     (2,861)    1,001     1,035
 Deferred revenue and accrued liabilities.......      5,467     4,686       594
                                                  ---------  --------  --------
   Net cash used in operating activities........    (54,147)  (23,573)   (9,708)
Investing Activities
Purchases of property and equipment.............     (9,759)   (4,034)     (971)
Cash acquired in business acquisitions..........      7,813
Sales (purchases) of investment securities,
 net............................................      5,421   (33,897)      --
                                                  ---------  --------  --------
   Net cash provided by (used in) investing
    activities..................................      3,475   (37,931)     (971)
Financing Activities
Net proceeds from issuance of preferred stock...        --     23,526       --
Net proceeds from issuance of common stock......     15,004   132,112     1,051
Repurchase of employee common stock.............       (508)     (140)      --
Payments on debt obligations and line of
 credit.........................................        --     (4,753)      (73)
Borrowings from line of credit..................        --        --        643
Proceeds from issuance of debt obligations......        --        --      4,000
                                                  ---------  --------  --------
   Net cash provided by financing activities....     14,496   150,745     5,621
                                                  ---------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................    (36,176)   89,241    (5,058)
Cash and cash equivalents at beginning of year..     91,532     2,291     7,349
                                                  ---------  --------  --------
Cash and cash equivalents at end of year........  $  55,356  $ 91,532  $  2,291
                                                  =========  ========  ========
Supplemental disclosure of cash flow information
Cash paid for interest..........................  $     --   $    309  $    375
                                                  =========  ========  ========
Noncash investing and financing activities
Issuance of common stock for acquisition of
 businesses.....................................  $ 579,076  $    --   $    --
                                                  =========  ========  ========
Purchase of equipment under capital lease.......  $     --   $    110  $    --
                                                  =========  ========  ========
Warrants issued in connection with long-term
 debt and strategic customer arrangements.......  $     --   $    509  $    437
                                                  =========  ========  ========
Accretion of preferred stock....................  $     --   $  1,967  $    --
                                                  =========  ========  ========
Issuance of notes receivable to stockholders for
 the exercise of stock options and related
 interest.......................................  $     --   $ (3,547) $ (1,004)
                                                  =========  ========  ========

        See accompanying notes to the consolidated financial statements.

                                CACHEFLOW, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business

   CacheFlow Inc., hereafter also referred to as the "Company," was organized and incorporated in the state of Delaware on March 16, 1996. The Company operates in one segment to design, develop, market and support content-smart networking solutions. The Company's sales activities were initiated in the first quarter of fiscal 1999.

Note 2. Summary of Significant Accounting Policies

 Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consisted primarily of commercial paper investments at April 30, 2001 and 2000.

 Short-Term Investments

   Short-term investments consist primarily of debt securities with original maturities between three months and two years. Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable debt securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss) in stockholders' equity. The fair value of these securities is based on quoted market prices. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends on all securities are included in interest income.

 Restricted Investments

   Restricted investments comprise amounts held in deposits under irrevocable standby letters of credit that are required as collateral for a new research and development facility operating lease agreement, and for certain inventory purchases in the ordinary course of business.

 Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities, and trade receivables. The Company maintains its demand deposit accounts and its money market accounts primarily with one financial institution. The Company's investment advisors are instructed to only invest in high-quality, investment grade securities and to limit investment exposure in any one issue. Management believes the financial risks associated with these financial instruments are minimal.

                                 CACHEFLOW INC.

   The Company generally does not generally require collateral for sales to customers. For the years ended April 30, 2001 and 2000, no customers individually accounted for over 10% of our net sales. For the year ended April 30, 1999, three customers individually accounted for over 10% of our net sales, for an aggregate of approximately 33% of our net sales.

 Concentrations of Supply

   The Company currently purchases several key parts and components used in the manufacture of its Internet caching appliance products from limited sources of supply.

 Concentrations of Sales

   The Company's Internet caching appliance product family and related services have accounted for all of the Company's net sales for the three years ended April 30, 2001.

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

 Intangible Assets

   The Company's primary intangible asset is goodwill, which has resulted from business combinations accounted for as purchases, and is recorded at amortized cost and is included in "Intangible assets, net" on the Company's balance sheet. Amortization is computed using the straight-line method over a period of three years. Accumulated goodwill amortization was $98,987,000 and none as of April 30, 2001 and 2000, respectively.

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

   The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed quarterly, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock

                                 CACHEFLOW INC.

price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment using the market value method. This method estimates fair value based upon the Company's average market capitalization, which is calculated using the Company's average closing stock price surrounding the measurement date.

 Revenue Recognition

   The Company generally recognizes product revenue upon shipment assuming that evidence of an arrangement exists, the fee is determinable and collectibility is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recorded evenly over the life of the contract. Maintenance contract revenue for the years ended April 30, 2001, 2000 and 1999 was $4,398,000, $360,000 and $25,000, respectively.

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

   The comprehensive net loss was as follows for the years ended April 30, (in thousands):

                                                  2001       2000      1999
                                                ---------  --------  --------
   Net loss available to common stockholders... $(519,096) $(62,653) $(13,202)
   Unrealized loss on investments..............      (109)     (101)      --
                                                ---------  --------  --------
   Comprehensive loss.......................... $(519,205) $(62,754) $(13,202)
                                                =========  ========  ========

                                 CACHEFLOW INC.

 Stock-Based Compensation

   The Company accounts for stock-based compensation with respect to stock options granted to employees and officers using the intrinsic value based method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)." Stock options granted to non-employees are accounted for using the fair value method in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-based Compensation" (FAS 123). In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by FAS 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

   The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FAS 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

 Net Loss Per Common Share

   Basic net loss per common share and diluted net loss per common share are presented in conformity with the FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), for all periods presented.

   In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted average number of shares of common stock issued to founders, investors and employees that are subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the condensed consolidated statements of operations, have been computed as described above and also give effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. The shares used in calculating the pro forma basic and diluted net loss per common share amounts also include certain warrants to purchase preferred stock as such warrants expired upon the completion of the Company's initial public offering of its common stock in November 1999.

                                 CACHEFLOW INC.

   The following table presents the calculation of basic and diluted net loss per common share and pro forma basic and diluted net loss per common share (in thousands, except per share amounts):

                                                    Year Ended April 30,
                                                 -----------------------------
                                                   2001       2000      1999
                                                 ---------  --------  --------
   Historical:
     Net loss available to common
      stockholders.............................  $(519,096) $(62,653) $(13,202)
                                                 =========  ========  ========
     Weighted-average shares of common stock
      outstanding..............................  $  40,661  $ 23,555  $  9,214
     Less: Weighted-average shares subject to
      repurchase...............................     (4,711)   (4,620)   (3,121)
                                                 ---------  --------  --------
     Weighted-average shares used in computing
      basic and diluted net loss per common
      share....................................     35,950    18,935     6,093
                                                 =========  ========  ========
     Basic and diluted net loss per common
      share....................................  $  (14.44) $  (3.31) $  (2.17)
                                                 =========  ========  ========
   Pro Forma:
     Shares used above.........................               18,935     6,093
     Pro forma adjustment to reflect the
      weighted effect of the assumed conversion
      of preferred stock.......................                7,919     9,970
     Pro forma adjustment to reflect the
      weighted effect of the assumed conversion
      of preferred stock warrants..............                  364       563
                                                            --------  --------
     Shares used in computing pro forma basic
      and diluted net loss per common share....               27,218    16,626
                                                            ========  ========
     Pro forma basic and diluted net loss per
      common share.............................             $  (2.30) $  (0.79)
                                                            ========  ========

   The Company has excluded preferred stock, warrants, outstanding stock options, restricted shares and shares subject to repurchase from the calculation of diluted net loss per common share that are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per common share was (in thousands) 18,289, 14,784 and 16,980, for the three years ended April 30, 2001, 2000, and 1999.

 Foreign Currency Adjustments

   Management has determined that the functional currency of the Company's domestic and foreign operations is the U.S. dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial position and results of operations from local currencies into the functional currency, are included in "interest expense." These amounts have not been material for each of the three years in the period ended April 30, 2001.

 Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expenses for the years ended April 30, 2001, 2000 and 1999 were $2,068,000, $450,000, and
$270,000, respectively, and are included in sales and marketing expenses.

 Fair Value of Financial Instruments

   The carrying amounts of the Company's financial instruments, which include cash equivalents and short-term investments, approximate their fair values based on quoted market prices.

                                 CACHEFLOW INC.

 Segment Information

   The Company has adopted the FASB's Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates in one segment to design, develop and market content-smart networking solutions that are specifically designed, or purpose-built, to accelerate and manage the flow of information over the Internet across domestic and international markets.

 Recent Accounting Pronouncements

   The Company will adopt Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138) in the first quarter of its fiscal year 2002. SFAS 133 established new accounting and reporting standards for derivative and hedging activities. In accordance with the standard, the Company will prospectively recognize the fair value of its derivative instruments as assets or liabilities in its consolidated balance sheet. The resulting gain or loss will be reflected as other comprehensive income or in earnings, depending upon the achievement of hedge accounting criteria. As of April 30, 2001, the Company owned no derivative instruments.

Note 3. Acquisitions

   SpringBank Networks, Inc.--On June 5, 2000, the Company acquired all of the outstanding capital stock of SpringBank Networks, Inc. ("SpringBank"), a privately held company organized to develop content management technologies. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since June 5, 2000, the results of operations of SpringBank have been included in the Company's Consolidated Statements of Operations. Purchase consideration totaled approximately $177 million and included approximately 2.7 million shares of CacheFlow common stock, approximately $7 million of assumed liabilities and approximately $2 million in transaction costs. Substantially all of the $177 million purchase price was allocated to goodwill, which is being amortized over three years on a straight-line basis. For further discussion regarding goodwill, refer to Note 6, "Impairment of Assets".

   Entera, Inc.--On December 15, 2000, the Company completed the acquisition of Entera, Inc. ("Entera"), a company that develops standards-based streaming content distribution and management technologies, in a stock-for-stock merger transaction accounted for as a purchase. Purchase consideration was approximately $411.9 million consisting of approximately 3.4 million shares of CacheFlow common stock with a fair value of approximately $370.8 million, the assumption of approximately 400,000 outstanding stock options with a fair value of approximately $40 million, and approximately $1.1 million in transaction costs. Since December 15, 2000, the results of operations of Entera have been included in the Company's Consolidated Statements of Operations.

   The fair value of the common stock issued is based on the average closing price of CacheFlow's common stock surrounding October 10, 2000. The fair value of the Entera options assumed is based on the Black-Scholes model using the following assumptions:

   .  Expected lives of 9 years

   .  Expected volatility factor of 1.54

   .  Risk-free interest rate of 6.25%

   .  Expected dividend rate of 0%

                                 CACHEFLOW INC.

   The excess of the purchase price over the fair value of the net assets acquired was valued at $409.1 million. Of this excess, $359.3 million was allocated to goodwill, $17.6 million was allocated to deferred compensation, and $32.2 million was allocated to in-process research and development. For further discussion regarding goodwill, refer to Note 6, "Impairment of Assets".

   The acquired goodwill is being amortized on a straight-line basis over its estimated useful life of three years. Deferred stock compensation associated with unvested stock options issued to employees in conjunction with the acquisition is included as a reduction to stockholders' equity and is being amortized by charges to operations using a graded method over the vesting period of each respective option, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. For the year ended April 30, 2001, the Company recorded $6,516,000 of amortization of deferred compensation related to stock options assumed for Entera employees.

 Pro Forma Impact of Acquisitions (unaudited)

   The following unaudited pro forma summary presents the Company's consolidated results of operations for the year ended April 30, 2001 and 2000 as if the preceding two acquisitions had been consummated at the beginning of the earliest period. The pro forma consolidated results of operations include certain pro forma adjustments such as amortization of goodwill and deferred compensation, and the elimination of the charge for in-process research and development. The pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal years 2001 and 2000 or of the results which may occur in the future (in thousands, except per share data).

                                                          For the year ended
                                                               April 30,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
   Net sales............................................. $ 100,364  $  29,595
                                                          =========  =========
   Net loss.............................................. $(596,801) $(263,363)
                                                          =========  =========
   Basic and diluted net loss per common share........... $  (14.86) $  (10.51)
                                                          =========  =========

                                 CACHEFLOW INC.

Note 4. Balance Sheet Data

   Cash equivalents, short-term investments, and restricted investments consisted of the following (in thousands):

                                                    April 30, 2001
                                       ----------------------------------------
                                                                      Estimated
                                                  Gross      Gross      Fair
                                                Unrealized Unrealized  Market
                                         Cost      Gain       Loss      Value
                                       -------- ---------- ---------- ---------
   Money market funds................  $  2,396    $--       $ --     $  2,396
   Certificates of deposit...........     6,885     --         --        6,885
   Commercial paper..................    61,824      13         (2)     61,835
   Equity securities.................       706     --        (219)        487
   Corporate and U.S. government debt
    securities.......................     7,953     --          (2)      7,951
                                       --------    ----      -----    --------
                                       $ 79,764    $ 13      $(223)   $ 79,554
                                       ========    ====      =====    ========

   Due within one year...............  $ 77,773    $ 13      $(223)   $ 77,563
   Due between one and two years.....     1,991     --         --        1,991
                                       --------    ----      -----    --------
                                       $ 79,764    $ 13      $(223)   $ 79,554
                                       ========    ====      =====    ========

                                                    April 30, 2000
                                       ----------------------------------------
                                                                      Estimated
                                                  Gross      Gross      Fair
                                                Unrealized Unrealized  Market
                                         Cost      Gain       Loss      Value
                                       -------- ---------- ---------- ---------
   Money market funds................  $  1,636    $--       $ --     $  1,636
   Commercial paper..................    66,514     --         (25)     66,489
   Corporate debt securities.........    56,399       2        (78)     56,323
                                       --------    ----      -----    --------
                                       $124,549    $  2      $(103)   $124,448
                                       ========    ====      =====    ========
   Due within one year...............  $114,523    $  2      $ (62)   $114,463
   Due between one and two years.....    10,026     --         (41)      9,985
                                       --------    ----      -----    --------
                                       $124,549    $  2      $(103)   $124,448
                                       ========    ====      =====    ========

   Inventories consisted of the following (in thousands):

                                                                     April 30,
                                                                   -------------
                                                                    2001   2000
                                                                   ------ ------
   Raw materials.................................................. $2,631 $2,380
   Work-in-process................................................    593    317
   Finished goods.................................................  3,794  2,044
                                                                   ------ ------
                                                                   $7,018 $4,741
                                                                   ====== ======

   During the fourth quarter ended April 30, 2001, the Company performed a lower of cost or market and obsolescence assessment of its inventories and determined that a portion of its raw material components was recorded above market and that certain inventories were excess or obsolete. These excess and overvalued inventories resulted from a sharp deterioration in macroeconomic conditions during the Company's third and fourth fiscal quarters that caused customers to defer or delay capital expenditures on information technology.

                                 CACHEFLOW INC.

As a result, the Company recorded approximately $3,910,000 in additional write-downs of inventories to the lower of cost or market and to write-off excess or obsolete inventory as of April 30, 2001.

   Property and equipment, net consisted of the following (in thousands):

                                                                  April 30,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
   Computer and office equipment.............................. $ 8,721  $ 3,925
   Software...................................................   4,422    1,446
   Furniture and fixtures.....................................   1,145      307
   Leasehold improvements.....................................   2,150      182
                                                               -------  -------
                                                                16,438    5,860
   Less accumulated depreciation and amortization.............  (3,875)  (1,139)
                                                               -------  -------
                                                               $12,563  $ 4,721
                                                               =======  =======

   Accrued liabilities consisted of the following (in thousands):

                                                                    April 30,
                                                                  -------------
                                                                   2001   2000
                                                                  ------ ------
   Sales and marketing expenses.................................. $1,716 $  --
   Professional and consulting fees..............................  1,964  1,011
   Acquisition costs.............................................  1,492    --
   Restructuring reserves........................................    924    --
   Warranty reserve..............................................    950    184
   Other.........................................................  1,860    292
                                                                  ------ ------
                                                                  $8,906 $1,487
                                                                  ====== ======

Note 5. Note Receivable from Officer

   In August 1999, the Company entered into a five-year non-recourse, non-interest bearing note for $800,000 with an officer of the Company for the purchase of a primary residence. The note was secured by the officer's primary residence, and is presented in "Other assets" in the Company's balance sheet at April 30, 2000. During fiscal 2001, the note and accrued interest were paid in full.

Note 6. Impairment of Assets

   In the fourth quarter of 2001, the Company identified indicators of possible impairment of its long-lived assets. Such indicators included deterioration in the business climate for Internet infrastructure companies, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to its net book value. Management performed an impairment assessment of long-lived assets and determined that certain enterprise level goodwill recorded in connection with the Company's Springbank and Entera acquisitions is not fully recoverable. As a result, the Company recorded a $272.2 million impairment charge in the fourth quarter of fiscal 2001 to reduce goodwill to its estimated fair value based on the market value method. The estimate of fair value was based upon the Company's average market capitalization, which was calculated using the Company's average closing stock price surrounding April 30, 2001. The remaining goodwill will be amortized using the straight-line method over the remainder of its three-year life. Additionally, a write-down of $650,000 was recorded in the fourth quarter ended April 30, 2001, reflecting the carrying value of certain leasehold improvements to be disposed of in July 2001. The

                                 CACHEFLOW INC.

leasehold improvements relate to a Sunnyvale, California research and development facility, which will be relocated in connection with the company's restructuring plan. No write-downs of long-lived assets were recorded during the years ended April 30, 2000 and 1999.

Note 7. Restructuring

   During February 2001, the Company announced a comprehensive restructuring plan that involves the following steps:

  . Reducing the Company's workforce by 52 employees, which represents approximately 10% of the Company's workforce;

  . Canceling plans for expansion of our Sunnyvale, California headquarters into larger facilities and relocating a research and development facility in Sunnyvale, California;

  . Downsizing the Company's international operations and discontinuing plans to fund additional international expansion (the Company will continue to manage current international investments);

  . Canceling certain vendor contracts that existed prior to the restructuring and enhancing productivity in the Company's operations in an effort to reduce costs;

   In connection with this restructuring plan, the Company accrued approximately $1,850,000 in the fourth quarter ended April 30, 2001 relating to employee severance benefits and contract termination costs. As of April 30, 2001, substantially all severance costs related to domestic employees had been paid and $924,000 remained for certain international employee severance costs and contract termination costs.

   The following table sets forth components of the Company's restructuring charges for 2001 and the Company's restructuring reserves at April 30, 2001, which are included in "Accrued liabilities" (in thousands):

                                                    Employee  Contract
                                                     Costs   Termination Total
                                                    -------- ----------- ------
   Provision for restructuring activities..........  $1,292     $558     $1,850
   Cash payments...................................    (926)     --        (926)
                                                     ------     ----     ------
   Balance at April 30, 2001.......................  $  366     $558     $  924
                                                     ======     ====     ======

Note 8. Stockholders' Equity

 Preferred Stock

   The Company's Certificate of Incorporation authorizes 10,000,000 preferred shares. The preferred stock is undesignated and the Board of Directors has the authority to issue new classes of preferred stock and determine the rights, preferences and privileges of preferred stock.

 Stock Options

   In February 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, certain employees were offered the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date, at least six months and a day after the cancellation date. Employees electing not to participate in the exchange received an option grant equal to 25% of the number of their unexercised options that had exercise prices greater than $8 per share. The exercise price of these new options will be equal to the fair market value of the

                                 CACHEFLOW INC.

Company's common stock on the date of grant. In connection with this program, 1,698,633 options were cancelled for those employees who elected to participate in the exchange and 1,553,863 options were granted to employees who elected not to participate. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers and senior executives are not eligible to participate in this program.

   In November 2000, the Company entered into a termination agreement with its departing chairman that provided for the immediate vesting of certain unvested stock options upon the chairman's termination date. The Company recorded a non-recurring $28.1 million stock compensation charge equal to the difference between the strike price and the fair value of the underlying stock on the date the stock option grant was modified, multiplied by the number of shares that were immediately vested.

   The Company granted 677,380 options to a consultant of the Company on October 13, 1999 to purchase common stock at an exercise price of $4.00 per share. The options were immediately vested, nonforfeitable and exercisable and were subsequently exercised. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free rate of 6.0%, expected life of the options of 0.05 years, 60% volatility and no dividend yield. The Company calculated a value of approximately $8,129,000 for the consultant's options and recorded this amount as expense in October 1999.

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

   The Company has either assumed or has entered into Stock Purchase Agreements in connection with the sale of common stock to employees, consultants and directors. The Company typically has the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the employees, consultants, and directors service periods. The repurchase right generally declines on a percentage basis over four years based on the length of the each respective employee's continued employment with the Company, and the director's membership on the Board of Directors under this agreement. As of April 30, 2001, 2000 and 1999, 3,453,962, 3,987,916 and
4,963,456 shares, respectively, of common stock issued under these agreements were subject to repurchase.

   In September 1999, the Company's Board of Directors approved an increase in authorized shares of common stock from 60,000,000 to 200,000,000 upon the completion of the Company's initial public offering of its common stock.

                                CACHEFLOW INC.

 Shares of Common Stock Reserved for Future Issuance

   Common stock reserved for future issuance consisted of the following at April 30, 2001 (in thousands):

   Common stock reserved for:
     1996 Stock Option Plan..............................................  4,467
     1999 Stock Incentive Plan........................................... 12,635
     1999 Director Option Plan...........................................    600
     2000 Supplemental Stock Option Plan.................................  3,000
     Employee Stock Purchase Plan........................................  3,378
     Other option grants.................................................    633
                                                                          ------
                                                                          24,713
                                                                          ======

 Notes Receivable from Stockholders

   In April 1999, the Company entered into a note for $999,900 with an officer of the Company for the purchase of common stock. The note bore interest at 4.99% and the note and related interest were payable in full on April 12, 2004. The note was secured by 2 million shares of common stock of the Company owned by the officer. The note was issued with full recourse. During fiscal 2001, the note and related accrued interest were paid in full.

   In September 1999, the Company entered into two five-year notes for $495,000 each with two employees of the Company for the purchase of common stock. The notes bore interest at 5.98% and the note and related interest were payable in full in September 2004. Each note was secured by 90,000 shares of common stock of the Company owned by each employee. The notes were full recourse. During fiscal 2001, these two employees departed and these notes and related accrued interest were paid in full.

   In October 1999, the Company entered into a five-year note for $2,519,900 with an officer of the Company for the purchase of common stock. The note bore interest at 5.54% and the note and related interest was payable in full in October 2004. The note was secured by 420,000 shares of common stock of the Company owned by the officer. The note was full recourse. During fiscal 2001, this officer departed and the note together with accrued interest was paid in full.

   In June 2000 and December 2000, the Company assumed numerous promissory notes in connection with its Entera and SpringBank acquisitions. The terms of these notes range from three to four years and were provided to officers and employees of the acquired companies for the purchase of common stock. The notes are full-recourse and bear interest at rates between 5.54% and 6.69%. Each note and related interest is secured by shares of common stock of the Company owned by each officer or employee. As of April 30, 2001, several former executives and employees who departed the Company after the acquisitions were consummated paid in full all principal and interest due under their notes.

Note 9. Employee and Director Stock Plans

   In 1996, the Company established the 1996 Stock Option Plan (the 1996 Plan) under which stock options may be granted to employees, directors and consultants of the Company and authorized 1,000,000 shares of common stock thereunder. Through various amendments, the Board of Directors and stockholders approved the increase in the number of shares authorized for issuance under the 1996 Plan to 15,643,000. Under the 1996 Plan, nonstatutory stock options may be granted to employees and consultants, and incentive stock options (ISO) may be granted only to employees. In the case of an ISO that is granted to an employee who, at the time

                                 CACHEFLOW INC.

of the grant of such option, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the per share exercise price shall not be less than 110% of the fair market value per share on the date of grant or, granted to any other employee, the per share exercise price shall not be less than 100% of the fair value per share on the date of grant. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date.

   Options issued under the 1996 Plan are immediately exercisable, and shares issued upon exercise of an option are subject to a right of repurchase by the Company at the original issuance price. The repurchase right lapses as determined by the Company's Board of Directors, generally 25% after one year and 2.08% per month thereafter. Shares issued under the 1996 Plan that are repurchased become available for issuance under the Company's 1999 Stock Incentive Plan, which is discussed further below.

   The 1996 Plan will continue in effect for a term of ten years unless terminated by the Company's Board of Directors at an earlier date. Any option granted under the 1996 plan shall be exercisable at such times and under such conditions as determined by the Company's Board of Directors.

 Employee Stock Purchase Plan

   In September 1999, the Company's Board of Directors adopted the Employee Stock Purchase Plan, or ESPP. The plan became effective upon the effective date of the Company's initial public offering of its common stock. As of April 30, 2001, a total of 3,500,000 shares of common stock have been reserved for issuance under the plan. Under the plan, eligible employees may purchase common stock through payroll deductions, which in any event may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. The number of shares reserved under the Employee Stock Purchase Plan automatically increased by 500,000 shares beginning January 31, 2000, and will continue to do so annually. The Company's Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

 1999 Stock Incentive Plan

   In September 1999, the Company's Board of Directors adopted the 1999 Stock Incentive Plan (the "Incentive Plan"). As of April 30, 2001, 12,747,276 shares of common stock have been reserved for issuance. The plan became effective upon the effective date of the Company's initial public offering of its common stock. The number of shares reserved under the Incentive Plan automatically increased on January 1, 2001 by 2,000,000 shares and will increase on an annual basis by the lesser of 5% of the total amount of common stock outstanding or 2,000,000 shares. Furthermore, any 1996 Plan options that are cancelled or exercised and subsequently repurchased by the Company become available for issuance under the Incentive Plan. The exercise price for incentive stock options and non-qualified stock options may not be less than 100% and 85%, respectively, of the fair market value of common stock on the option grant date.

   In February 2001, the Company granted 1,091,000 shares of restricted stock to employees as an employee retention bonus. These shares are exercisable upon grant and vest 50% on November 26, 2001 and another 50% on February 25, 2002. The Company recorded $6,403,000 of deferred stock compensation in connection with this transaction based on the intrinsic value of this stock award on the date of grant. This deferral will amortize to stock compensation expense on a straight-line basis over the 12-month vesting period.

                                 CACHEFLOW INC.

 1999 Director Option Plan

   In September 1999, the Company's Board of Directors adopted the 1999 Director Option Plan (the "Directors' Plan"). As of April 30, 2001, 600,000 shares of common stock have been reserved for issuance. The Director's Plan became effective on the date of its adoption. Each non-employee director joining the Board of Directors following the effective date of the initial public offering will automatically receive options to purchase 25,000 shares of common stock. In addition, each non-employee director will automatically receive options to purchase 5,000 shares of common stock at each annual meeting of the Board of Directors held in the year 2000 and thereafter. Each option will have an exercise price equal to the fair market value of the common stock on the option grant date. The number of shares reserved under the Directors' Plan automatically increased by 100,000 shares beginning January 1, 2000 and will continue to do so annually. The Company's Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

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

   Stock option activity under all plans is as follows (in thousands except per share amounts):

                                                         Outstanding Options
                                                      --------------------------
                                                                Weighted-Average
                                                      Number of  Exercise Price
                                                       Shares      Per Share
                                                      --------- ----------------
   Balance at April 30, 1998.........................   3,746        $ 0.09
     Options granted.................................   5,371        $ 0.61
     Options exercised...............................  (6,843)       $ 0.37
     Options canceled................................    (406)       $ 0.34
                                                       ------
   Balance at April 30, 1999.........................   1,868        $ 0.51
     Options granted.................................  11,743        $18.96
     Options exercised...............................  (2,477)       $ 3.74
     Options canceled................................    (480)       $11.08
                                                       ------
   Balance at April 30, 2000.........................  10,654        $19.62
     Options granted.................................   9,760        $26.14
     Options exercised...............................  (1,602)       $ 5.72
     Options canceled................................  (3,977)       $46.38
                                                       ------
   Balance at April 30, 2001.........................  14,835        $18.23
                                                       ======

                                 CACHEFLOW INC.

   The following table provides segregated ranges of stock options outstanding at April 30, 2001 (in thousands except per share amounts and contractual lives):

                         Options Outstanding                                 Options Exercisable
 -------------------------------------------------------------------------------------------------------
                  Number of Options Weighted Average                  Number of Options
    Range of       Outstanding at   Contractual Life Weighted Average  Exercisable at   Weighted Average
 Exercise Prices   April 30, 2001       (Years)       Exercise Price   April 30, 2001    Exercise Price
 ---------------  ----------------- ---------------- ---------------- ----------------- ----------------
 $ 0.01-$  1.00         1,525             9.14            $ 0.18            1,515            $ 0.18
 $ 2.00-$  3.25         4,215             9.46            $ 2.90              955            $ 2.44
 $ 4.00-$  6.50         2,118             8.39            $ 4.79            1,993            $ 4.77
 $ 9.15-$ 18.58         2,183             9.37            $15.95              742            $13.81
 $24.00-$ 30.50         3,091             8.84            $28.42            1,372            $26.71
 $37.00-$ 82.50           931             9.19            $58.99              110            $60.39
 $85.00-$105.00           772             8.89            $91.10              259            $88.17
                       ------             ----            ------            -----            ------
 $ 0.01-$105.00        14,835             9.09            $18.32            6,946            $12.74
                       ======                                               =====

   At April 30, 2001, 6,500,000 shares were available for future option grants under all plans.

 Stock Compensation

   For the three years ended April 30, 2001, 2000 and 1999, the Company recorded deferred stock compensation of $17,355,000, $71,848,000 and $13,569,000, respectively. These amounts represent the difference between the exercise price and the deemed fair value of the Company's common stock on the date such stock options were granted. For the three years ended April 30, 2001, 2000 and 1999, the Company recorded amortization of stock compensation of $40,264,000, $38,426,000 and $3,600,000, respectively. At April 30, 2001 and
2000, the Company had $33,348,000 and $43,489,000, respectively, of remaining unamortized deferred compensation. Such amounts are included as a reduction of stockholders' equity (deficit) and are being amortized using a graded method over the vesting period of each respective option.

 Pro Forma Disclosures of the Effect of Stock-Based Compensation

   Pro forma information regarding results of operations and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value for each stock-based award was estimated at the date of grant using the Black-Scholes option pricing model for the year ended April 30, 2001 and 2000 and the minimum value option pricing model for the years ended April 30, 1998 with the following weighted-average assumptions:

                                              Year Ended April 30,
                                  --------------------------------------------
                                           Options                 ESPP
                                  -------------------------- -----------------
                                    2001     2000     1999     2001     2000
                                  -------- -------- -------- -------- --------
   Risk-free interest rate.......   5.69%    6.25%    6.00%    6.08%    6.25%
   Dividend yield................       0%       0%       0%       0%       0%
   Expected life (years).........   3.93     5.00     5.00     0.62     0.67
   Expected volatility...........   2.22     1.29      n/a     2.32     2.37

   The option valuation models were developed for use in the estimation of the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's

                                 CACHEFLOW INC.

employee stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based awards.

   For purposes of pro forma disclosures, the estimated fair value of stock-based awards to employees is amortized to pro forma expense over the vesting period for stock options and over the six-month purchase period for stock purchases under the ESPP. Pro forma information follows (in thousands, except per share amounts):

                                                   Year Ended April 30,
                                                -----------------------------
                                                  2001       2000      1999
                                                ---------  --------  --------
   Pro forma net loss.......................... $(599,118) $(74,940) $(13,261)
                                                =========  ========  ========
   Pro forma basic and diluted net loss per
    common share............................... $  (16.67) $  (3.96) $  (2.18)
                                                =========  ========  ========

   The per share weighted average grant date fair value of options granted, which is the value assigned to the options under FAS 123, was $27.54, $19.79 and $0.14, for options granted for the years ended April 30, 2001, 2000 and 1999, respectively. The weighted average fair value of employee stock purchase rights issued under the Company's ESPP was $17.68 and $17.36 per share for the years ended April 30, 2001and 2000 (the year the ESPP was adopted).

Note 10. Income Taxes

   The provision for income taxes of $318,000 and $73,000 for the years ended April 30, 2001and 2000, respectively, is composed entirely of foreign corporate income taxes. There is no provision for income taxes for the year ended April 30, 1999.

   A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to income (loss) before income tax provision is summarized as follows (in thousands):

                                                    Year Ended April 30,
                                                 ----------------------------
                                                   2001       2000     1999
                                                 ---------  --------  -------
   Provision at statutory rate.................. $(181,572) $(21,215) $(4,621)
   Goodwill amortization and impairment.........   129,923       --       --
   Acquired in-process research and
    development.................................    11,270       --       --
   Future benefits not currently recognized.....    37,236    12,686    2,784
   Stock compensation...........................     2,975     8,506    1,475
   Other........................................       486        96      362
                                                 ---------  --------  -------
     Provision for income taxes................. $     318  $     73  $   --
                                                 =========  ========  =======

                                 CACHEFLOW INC.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                 April 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Deferred tax assets:
     Net operating loss carryforwards....................... $ 22,085  $ 12,659
     Stock compensation expenses............................   31,266     6,547
     Inventory reserves.....................................    4,896       443
     Other..................................................    6,600     1,531
                                                             --------  --------
       Total deferred tax assets............................   64,847    21,180
   Valuation allowance......................................  (64,847)  (21,180)
                                                             --------  --------
   Net deferred tax assets.................................. $    --   $    --
                                                             ========  ========

   The Company has incurred losses from inception through fiscal 2001. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full valuation allowance has been recorded at April 30, 2001 and 2000. The valuation allowance increased $43,667,000 and $15,067,000 during 2001 and 2000, respectively.

   As of April 30, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $58,582,700, which expire in fiscal years 2011 through 2021. The Company also had net operating loss carryforwards for state income tax purposes of approximately $27,512,000, which expire in fiscal years 2004 through 2006. Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

Note 11. Defined Contribution Benefit Plan

   The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all United States-based employees. Eligible employees may contribute pre-tax amounts to the plan via payroll withholdings, subject to certain limitations. The Company does not match contributions by plan participants.

Note 12. Lease Commitments

   The Company leases certain facilities and equipment under noncancelable operating leases. Certain of the Company's facility leases provide for periodic rent increases based on the general rate of inflation. Future minimum lease payments under operating leases are as follows (in thousands):

   Year ending April 30,
     2002.............................................................. $ 5,492
     2003..............................................................   4,740
     2004..............................................................   4,725
     2005..............................................................   4,877
     2006..............................................................   3,715
     Thereafter........................................................   1,224
                                                                        -------
   Total minimum lease payments........................................ $24,773
                                                                        =======

                                 CACHEFLOW INC.

   Rent expense for the three years ended April 30, 2001, 2000, and 1999 was $5,329,000, $2,342,000, and $1,300,000, respectively.

   In October 2000, the Company entered into a short-term lease agreement for a 42,000 square foot research and development facility in Sunnyvale, California with the intention of negotiating a longer-term lease, which would include additional facilities to house other corporate functions. The lease term commenced upon possession in November 2000 and was extended through July 31, 2001. In early 2001, in response to a downturn in the economy, the Company restructured its operations, declined to negotiate a longer-term lease for additional facilities, and made efforts to relocate its California research and development activities.

   In March 2001, the Company executed a new, five year operating lease for a 46,000 square foot research and development facility in Sunnyvale, California. The lease commencement is expected to occur in July 2001, and will extend for a term of five years from the commencement date. Lease payments escalate annually and the total future minimum lease payments amount to $11.5 million over the lease term. As part of this agreement, the Company is required to maintain on deposit with a major financial institution an irrevocable standby letter of credit as a form of security totaling $1.9 million which is classified as "restricted investments" in the long-term assets section of the balance sheet as of April 30, 2001. The letter of credit expires on April 1, 2002 but will automatically extend to each succeeding calendar year, up to June 30, 2002, unless otherwise terminated in writing.

Note 13. Related Party Transaction

   In April 2001, the Company entered into a series of agreements with Loudcloud, Inc., a managed services provider, whose chairman of the board and co-founder also serves as a CacheFlow director. Pursuant to one agreement, CacheFlow will outsource the management of its Internet-based applications to Loudcloud on an annual subscription basis totaling approximately $650,000. Under a separate agreement, Loudcloud will purchase CacheFlow's caching appliance products for use in its managed services operations and will begin offering caching services to its customers. A third alliance agreement provides that Loudcloud will pay CacheFlow for customer referrals forwarded to Loudcloud.

Note 14. Litigation

   See Note 17, "Subsequent Events" regarding a series of class-action lawsuits filed against the Company subsequent to our fiscal year 2001.

   From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 15. Geographic Information Reporting

   The Company operates in one segment to design, develop, market and support content-smart networking solutions. Total export revenue consisted of sales from the Company's U.S. operations to non-affiliated customers in other geographic regions. Sales between geographic areas are accounted for at prices that provide a profit, and are in accordance with the rules and regulations of the respective governing authorities. During fiscal 2001, 2000 and 1999, there were no intra-enterprise sales, and no material long-lived assets were located in the Company's foreign operations during fiscal 2001, 2000 and 1999.

                                 CACHEFLOW INC.

   The following is a summary of net sales by geographic area (in thousands):

                                                           Year Ended April 30,
                                                          ----------------------
                                                           2001    2000    1999
                                                          ------- ------- ------
   North America......................................... $40,091 $15,349 $3,920
   Europe................................................  21,697   4,982  1,376
   Asia..................................................  35,951   8,946  1,740
                                                          ------- ------- ------
   Consolidated.......................................... $97,739 $29,277 $7,036
                                                          ======= ======= ======

   Revenues are attributed to geographic areas based on the location of the customers.

Note 16. Selected Quarterly Financial Data (unaudited, in thousands, except per share data)

                                                   Three Months Ended
                             --------------------------------------------------------------
                             July 31, 2000 October 31, 2000 January 31, 2001 April 30, 2001
                             ------------- ---------------- ---------------- --------------
   Net sales...............    $ 22,445        $ 32,548        $  21,225       $  21,521
   Gross profit............      14,145          20,657           13,487           9,746
   Net loss................     (25,314)        (25,636)        (119,206)       (348,940)
   Basic and diluted net
    loss per common share..       (0.77)          (0.75)           (3.19)          (8.81)

                                                   Three Months Ended
                             --------------------------------------------------------------
                             July 31, 1999 October 31, 1999 January 31, 2000 April 30, 2000
                             ------------- ---------------- ---------------- --------------
   Net sales...............     $ 3,612        $  4,838         $  8,033        $ 12,794
   Gross profit............       2,232           2,952            4,951           7,930
   Net loss................      (6,557)        (20,591)         (17,772)        (17,733)
   Basic and diluted net
    loss per common share..       (0.80)          (2.35)           (0.64)          (0.56)

Note 17. Subsequent Event

   Numerous putative securities class action lawsuits have been filed in the U.S. District Court for the Southern District of New York against certain public companies, their underwriters, and other individuals arising out of each company's public offering. The first putative class action complaint against us, certain of our current and former officers and directors, and certain underwriters, was filed on June 8, 2001 in the United States District Court for the Southern District of New York, and is captioned Colbert Birnet, L.P. v. CacheFlow Inc., et al., Civil Action No. 01-CV-5143. Since then two other cases have been filed in the U.S District Court for the Southern District of New
York: Powell v. CacheFlow et al. and Wesley v. CacheFlow et al. The Complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the company and our current and former officers and directors violated Sections 11, 12(2) and 15 of the Securities Act of 1933, and Sections 10(b) (Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 18, 1999 and December 6, 2000. We anticipate that further lawsuits making substantially similar allegations may be filed. We believe that these lawsuits may be coordinated or consolidated. Various plaintiffs have filed similar actions asserting virtually identical allegations against approximately fifty other companies. We intend to defend against the allegations in the complaints vigorously.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
CacheFlow Inc.

   We have audited the accompanying consolidated balance sheets of CacheFlow Inc. as of April 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CacheFlow Inc. at April 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Walnut Creek, California
May 14, 2001, except for Note 17,
as to which the date is
June 29, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executives of the Registrant

   See the information set forth in the section entitled "Proposal No. 1-- Election of Directors" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission with 120 days after the end of our fiscal year ended April 30, 2001 (the "2001 Proxy Statement"), which is incorporated herein by reference, and the information set forth in the section entitled "Executive Officers of the Registrant." See also the information set forth in the section entitled "Compliance with Section 16(a) of the Exchange Act" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

   See the information set forth in the section entitled "Executive Compensation and Related Information" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   See the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by reference.

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

     2.2  Agreement and Plan of Merger and Reorganization among CacheFlow Inc.,
          Diamond Merger Corp., Entera, Inc. and John Scharber, as
          Stockholders' Representative (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on December 21, 2000)

     3.1  Amended and Restated Certificate of Incorporation of the Registrant
          (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

     3.2 Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant's Registration
          Statement on Form S-1 No. 333-87997)

     4.1  Reference is made to Exhibits 3.1 and 3.2

     4.2  Amended and Restated Investor's Rights Agreement, dated June 5, 2000
          (which is incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-3 No. 333-55744)

     4.3 Specimen Certificate of the Registrant's Common Stock (which is incorporated herein by reference to Exhibit 4.5 to the Registrant's
          Registration Statement on Form S-1 No. 333-87997)

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

   10.7   Commercial lease agreement between Registrant and Zetron Properties,
          Inc., dated April 20, 2000

   10.8   Commercial lease agreement between CacheFlow Canada and Wiebe
          Property Corporation Ltd., dated May 1, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration
          Statement on Form S-1 No. 333-87997)

   10.9 Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

   10.10 Offer Letter with Alan Robin (which is incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

   10.11 Offer Letter with Mike Johnson (which is incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

   10.12  Offer Letter with Don Jaworski

   10.13  Offer Letter with John Scharber

   10.14  Offer Letter with Robert Verheecke

   10.15 Consulting Agreement with Marc Andreessen (which is incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration
          Statement on Form S-1 No. 333-87997)

   10.16 2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

   10.17 Michael Malcolm Resignation Agreement (which is incorporated herein by reference to Exhibit 10.18 of Form 10-Q filed by the Registrant with the Commission on December 15, 2000)

   10.18 SpringBank Networks, Inc. 2000 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

   10.19 SpringBank Networks, Inc. Founder's Stock Purchase Agreement (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

   10.20 Entera, Inc. 1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

   10.21 Entera, Inc. 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

   10.22  Commercial lease agreement between Registrant and Sunnyvale VIII
          Trust, dated March 30, 2001

   21.1   Subsidiaries

   23.1   Consent of Ernst & Young LLP, Independent Auditors

   (b) Reports on Form 8-K.

   A current report on Form 8-K was filed with the Securities and Exchange Commission by CacheFlow Inc. on February 16, 2001 to report the Company's financial position and results of operations as of and for the three and nine months ended January 31, 2001.

   A current report on Form 8-K/A was filed with the Securities and Exchange Commission by CacheFlow Inc. on February 15, 2001 to amend an 8-K previously filed on December 12, 2000 that reported on the Company's acquisition of Entera, Inc. The report provides certain required financial information of Entera, Inc. and certain pro forma disclosures.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cacheflow Inc.
                                          (Registrant)

                                                   /s/ Brian M. NeSmith
July 16, 2001                             By: _________________________________
                                                     Brian M. NeSmith
                                            President, Chief Executive Officer
                                                        and Director

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian M. NeSmith and Robert Verheecke, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of Sections 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----
        /s/ Brian M. NeSmith           President, Chief Executive    July 16, 2001
______________________________________  Officer and Director
           Brian M. NeSmith             (Principal Executive
                                        Officer)

        /s/ Robert Verheecke           Senior Vice President,        July 16, 2001
______________________________________  Chief Financial Officer
           Robert Verheecke             and Secretary (Principal
                                        Financial and Accounting
                                        Officer)

        /s/ Marc Andreessen            Director                      July 16, 2001
______________________________________
           Marc Andreessen

         /s/ David W. Hanna            Chairman of the Board,        July 16, 2001
______________________________________  Director
            David W. Hanna

         /s/ Philip J. Koen            Director                      July 16, 2001
______________________________________
            Philip J. Koen

       /s/ Andrew S. Rachleff          Director                      July 16, 2001
______________________________________
          Andrew S. Rachleff

                                                                 SKU 1955-10K-01

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

  2.2   Agreement and Plan of Merger and Reorganization among CacheFlow Inc.,
        Diamond Merger Corp., Entera, Inc. and John Scharber, as Stockholders'
        Representative (which is incorporated herein by reference to Exhibit
        2.2 of Form 8-K filed by the Registrant with the Commission on December
        21, 2000)

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

  4.1   Reference is made to Exhibits 3.1 and 3.2

  4.2   Amended and Restated Investor's Rights Agreement, dated June 5, 2000
        (which is incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-3 No. 333-55744)

  4.3 Specimen Certificate of the Registrant's Common Stock (which is incorporated herein by reference to Exhibit 4.5 to the Registrant's
        Registration Statement on Form S-1 No. 333-87997)

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

 10.5 1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

 10.6 Commercial lease agreement between Registrant, the Arrillaga Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration
        Statement on Form S-1 No. 333-87997)

 10.7   Commercial lease agreement between Registrant and Zetron Properties,
        Inc., dated April 20, 2000

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

 10.11 Offer Letter with Mike Johnson (which is incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 No. 333-87997)

 Number Description
 ------ -----------
 10.12  Offer Letter with Don Jaworski

 10.13  Offer Letter with John Scharber

 10.14  Offer Letter with Robert Verheecke

 10.15 Consulting Agreement with Marc Andreessen (which is incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration
        Statement on Form S-1 No. 333-87997)

 10.16 2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

 10.17 Michael Malcolm Resignation Agreement (which is incorporated herein by reference to Exhibit 10.18 of Form 10-Q filed by the Registrant with the Commission on December 15, 2000)

 10.18 SpringBank Networks, Inc. 2000 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

 10.19 SpringBank Networks, Inc. Founder's Stock Purchase Agreement (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

 10.20 Entera, Inc. 1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

 10.21 Entera, Inc. 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

 10.22 Commercial lease agreement between Registrant and Sunnyvale VIII Trust, dated March 30, 2001

 21.1   Subsidiaries

 23.1   Consent of Ernst & Young LLP, Independent Auditors

                                                                     SCHEDULE II

                                CACHEFLOW, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

               Allowance for Doubtful Accounts and Sales Returns

                        Balance at  Additions-Charged
                       Beginning of   to Costs and    Deductions-  Balance at
Year Ended April 30,      Period        Expenses      Write-offs  End of Period
--------------------   ------------ ----------------- ----------- -------------
1999..................       --           121,000          --         121,000
2000..................   121,000          229,000          --         350,000
2001..................   350,000        1,207,000       57,000      1,500,000

                               Inventory Reserves

                        Balance at  Additions-Charged
                       Beginning of   to Costs and    Deductions-  Balance at
Year Ended April 30,      Period        Expenses      Write-offs  End of Period
--------------------   ------------ ----------------- ----------- -------------
1999..................       --           565,000            --       565,000
2000..................   565,000          100,000        288,000      377,000
2001..................   377,000        5,920,000      3,557,000    2,740,000