Form 10-Q
period 2001-07-31
CACHEFLOW INC
filed 2001-09-13
CIK 1095600

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-28139

                            ------------------------

                                 CACHEFLOW INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                               91-1715963
(STATE OR OTHER JURISDICTION OF INCORPORATION OR   (IRS EMPLOYER IDENTIFICATION)
                 ORGANIZATION)

               650 ALMANOR AVENUE                            94085
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

Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                                              OUTSTANDING AT
                             CLASS                            August 31, 2001
                             -----                            ---------------

Common Stock, par value $0.0001                                 43,100,936

                                TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    ----

PART I. FINANCIAL INFORMATION

Item 1.               Condensed Consolidated Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets as of July 31, 2001 and April 30,
                      2001                                                                           1

                      Condensed Consolidated Statements of Operations for the three months
                      ended July 31, 2001 and July 31, 2000                                          2

                      Condensed Consolidated Statements of Cash Flows for the three months
                      ended July 31, 2001 and July 31, 2000                                          3

                      Notes to Condensed Consolidated Financial Statements                         4 - 7

Item 2.               Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                 8-22

Item 3.               Quantitative and Qualitative Disclosures About Market Risk                     22

PART II.  OTHER INFORMATION

Item 1.               Legal Proceedings                                                              23

Item 2.               Changes in Securities and Use of Proceeds                                      23

Item 6.               Exhibits and Reports on Form 8-K                                               23

SIGNATURES                                                                                           24

                                 CACHEFLOW INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                     July 31,         April 30,
                                                                       2001             2001
                                                                  ------------      -------------
                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                          $ 44,479          $ 55,356
   Short-term investments                                               24,290            26,208
   Restricted investments                                                  357               765
   Accounts receivable, net                                             15,566            14,365
   Inventories                                                           5,717             7,018
   Prepaid expenses and other current assets                             2,335             3,240
                                                                  ------------      ------------
Total current assets                                                    92,744           106,952

Property and equipment, net                                             12,616            12,563
Restricted investments                                                   1,991             1,991
Goodwill, net                                                           84,868           164,264
Other assets                                                             1,397             1,462
                                                                  ------------      ------------
Total assets                                                         $ 193,616         $ 287,232
                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $ 4,605           $ 6,761
   Accrued payroll and related benefits                                  5,591             6,034
   Deferred revenue                                                      6,836             7,371
   Other accrued liabilities                                             5,441             8,906
                                                                  ------------      ------------
Total current liabilities                                               22,472            29,072

Long term deferred revenue                                               1,663             1,409
                                                                  ------------      ------------
Total liabilities                                                       24,135            30,481

Commitments

Stockholders' equity:
   Common stock                                                              4                 4
   Additional paid-in capital                                          893,230           896,773
   Treasury stock                                                       (3,894)           (3,994)
   Notes receivable from stockholders                                     (271)             (573)
   Deferred stock compensation                                         (21,762)          (33,348)
   Accumulated deficit                                                (697,697)         (601,901)
   Accumulated other comprehensive loss                                   (130)             (210)
                                                                  ------------      ------------
Total stockholders' equity                                             169,481           256,751
                                                                  ------------      ------------
Total liabilities and stockholders' equity                           $ 193,616         $ 287,232
                                                                  ============      ============


            See notes to condensed consolidated financial statements

                                 CACHEFLOW INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in thousands, except per share amounts)

                                                                          Three Months Ended
                                                                               July 31,
                                                                   --------------------------------
                                                                        2001              2000
                                                                   --------------    --------------
Net sales                                                            $    20,443      $     22,445
Cost of goods sold                                                         8,211             9,721
                                                                   -------------     -------------
Gross profit                                                              12,232            12,724

Operating expenses:
   Research and development                                                9,730             4,722
   Sales and marketing                                                     9,387            12,587
   General and administrative                                              2,153             1,965
   Goodwill amortization                                                  16,452             9,833
   Asset impairment                                                       62,944                 -
   Stock compensation                                                      7,847            10,775
                                                                   -------------     -------------
Total operating expenses                                                 108,513            39,882
                                                                   -------------     -------------

Operating loss                                                           (96,281)          (27,158)
Interest income, net                                                         810             1,916
                                                                   -------------     -------------

Net loss before income taxes                                             (95,471)          (25,242)
Provision for income taxes                                                  (135)              (72)
                                                                   -------------     -------------
Net loss                                                             $   (95,606)     $    (25,314)
                                                                   =============     =============


Basic and diluted net loss per common share                          $     (2.36)     $      (0.77)
                                                                   =============     =============
Shares used in computing basic and diluted
   net loss per common share                                              40,585            32,723
                                                                   =============     =============


            See notes to condensed consolidated financial statements

                                 CACHEFLOW INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                               Three Months Ended
                                                                                    July 31,
                                                                       -----------------------------------
                                                                            2001                 2000
                                                                       --------------       --------------
Operating Activities
Net loss                                                                $   (95,606)         $   (25,314)
Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                            1,095                  382
     Stock compensation                                                       7,847               10,775
     Goodwill amortization                                                   16,452                9,833
     Goodwill impairment                                                     62,944                    -
     Interest on notes receivable from stockholders                             222                  (59)
     Changes in operating assets and liabilities:
       Accounts receivable                                                   (1,201)              (4,910)
       Inventories                                                            1,301               (1,915)
       Prepaid expenses and other current assets                                905                  172
       Other assets                                                              65                  822
       Deferred Revenue                                                        (281)                   -
       Accounts payable                                                      (2,156)                 479
       Accrued liabilities                                                   (3,908)              (6,403)
                                                                        -----------          -----------
Net cash used in operating activities                                       (12,321)             (16,138)

Investing Activities
Purchases of property and equipment                                          (1,148)              (1,439)
Sales of investments, net                                                     2,386                6,549
Cash aquired in business acquisition                                              -                  333
                                                                        -----------          -----------
Net cash provided by investing activities                                     1,238                5,443

Financing Activities
Net proceeds from issuance of common stock                                      207                3,452
                                                                        -----------          -----------
Net cash provided by financing activities                                       207                3,452

                                                                        -----------          -----------
Net decrease in cash and cash equivalents                                   (10,877)              (7,243)
Cash and cash equivalents at beginning of period                             55,356               91,532
                                                                        -----------          -----------

Cash and cash equivalents at end of period                              $    44,479          $    84,289
                                                                        ===========          ===========

Non-cash investing and financing activities
Treasury stock retirement/cancellation                                  $       190          $         -
                                                                        ===========          ===========
Net exercise of stock warrants                                                    -                  485
                                                                        ===========          ===========

Amounts related to business acquisitions:
     Issuance of common stock and assumption of stock options           $         -          $   168,275
                                                                        ===========          ===========
     Net liabilities assumed                                            $         -          $     7,013
                                                                        ===========          ===========


            See notes to condensed consolidated financial statements.

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements and related notes as of July 31, 2001, and for the three-month period then ended, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of its consolidated financial position, operating results, and cash flows for the interim date and periods presented. Certain prior year amounts in the condensed consolidated statements of operations have been reclassified to conform to the current period presentation. Results for the quarter ended July 31, 2001 are not necessarily indicative of results for the entire fiscal year or future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended April 30, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2001.

Note 2.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3.  Revenue Recognition

We generally recognize product revenue upon shipment, assuming that evidence of an arrangement exists, the fee is determinable and collectibility is probable, unless we have future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recorded evenly over the life of the contract. Maintenance contract revenue recognized for the three months ended July 31, 2001 and 2000 was $1.8 million and $0.6 million, respectively.

Note 4.  Inventories

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method. Inventories consisted of the following (in thousands):

                                              July 31,         April 30,
                                                2001              2001
                                              ----------       ----------

     Raw materials                               $2,276           $2,631
     Work-in-process                                571              593
     Finished goods                               2,870            3,794
                                              ----------       ----------
                                                 $5,717           $7,018
                                              ==========       ==========



Note 5.  Litigation

Numerous putative securities class action lawsuits have been filed in the U.S. District Court for the Southern District of New York against certain public companies, their underwriters, and other individuals arising out of each company's public offering. The first putative class action complaint against us, certain

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

of our current and former officers and directors, and certain underwriters, was filed on June 8, 2001 in the U. S. District Court for the Southern District of New York, and is captioned Colbert Birnet, L.P. v. CacheFlow Inc., et al., Civil Action No. 01-CV-5143. Since then four other cases have been filed in the U.S. District Court for the Southern District of New York: Powell v. CacheFlow et al., Wesley v. CacheFlow et al, Atlas v. CacheFlow et al and Fellman v. CacheFlow et al. The Complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the company and our current and former officers and directors violated Sections 11, 12(2) and 15 of the Securities Act of 1933, and Sections 10(b) (Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 18, 1999 and December 6, 2000. We believe that these lawsuits may be coordinated or consolidated. Various plaintiffs have filed similar actions asserting virtually identical allegations against a large number of other companies. We are defending against the allegations in the complaints vigorously. No settlements were recorded in the first quarter ended July 31, 2001. We believe that even if a final judgment was issued against us, it would not have a material adverse effect on our financial position.

From time to time and in the ordinary course of business, we may be subject to various other claims, charges, and litigation. In the opinion of management, final judgments from such other pending claims, charges, and litigation, if any, against us would not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 6.  Impairment of Assets

In accordance with our policy, management continued to assess the recoverability of its long-lived assets. Given the current economic uncertainty and the general volatility of the financial markets, our market capitalization has fallen below our net book value for the quarter ended July 31, 2001. Management performed an impairment assessment of long-lived assets and determined that certain enterprise level goodwill recorded in connection with our Springbank Networks, Inc. and Entera, Inc. acquisitions is not fully recoverable. As a result, we recorded a $62.9 million impairment charge in the first quarter of fiscal 2002 to reduce goodwill to its estimated fair value based on the market value method. The estimate of fair value was based upon our average market capitalization, which was calculated using our average closing stock price surrounding July 31, 2001. The remaining goodwill will be amortized using the straight-line method over the remainder of its three-year life; however, goodwill amortization is not likely to be as large in future quarters. No write-downs of long-lived assets were recorded during the quarter ended July 31, 2000.

Note 7.  Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Included in other comprehensive income (loss) for us are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in "Accumulated other comprehensive loss" in the stockholder's equity section of the balance sheet. The comprehensive net loss for the three-month period ended July 31, 2001 and 2000 was $95.5 million and $25.3 million, respectively.

Note 8.  Net Loss Per Common Share

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

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

less the weighted average number of shares of common stock issued to founders, investors, service providers and employees that are subject to repurchase.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

                                                         Three months ended
                                                              July 31,
                                                     --------------------------
                                                        2001           2000
                                                     -----------   ------------

   Historical:

      Net loss available to common stockholders      $   (95,606)  $    (25,314)
                                                     ===========   ============

      Weighted-average shares of common stock
       outstanding                                        43,387         37,594
      Less: Weighted-average shares subject to
       repurchase                                         (2,802)        (4,871)
                                                     -----------   ------------
      Weighted-average shares used in computing
       basic and diluted net loss per common share        40,585         32,723
                                                     ===========   ============

      Basic and diluted net loss per common share    $     (2.36)  $      (0.77)
                                                     ===========   ============


We have excluded all preferred stock, warrants for preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Note 9.  Stockholders' Equity

Common Stock

We have entered into Stock Purchase Agreements in connection with the sale of common stock to employees, directors and third parties. We typically have the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the employee's and director's service periods. The repurchase right generally declines on a percentage basis over four years based on the length of each respective employee's continued employment with us and the director's membership on the Board of Directors. As of July 31, 2001 and 2000, 2,542,515 and 5,730,966
shares, respectively, of common stock issued under these agreements were subject to repurchase.

Stock Compensation

Our stock compensation balance generally represents the difference between the exercise price and the deemed fair value of stock options and warrants granted to employees, consultants, directors and third parties on the date such stock awards were granted. However, for the three months ended July 31, 2001, we recorded a reversal of deferred stock compensation of $3.4 million for the unamortized portion of the common stock related to terminated employees, consultants, directors and third parties. Deferred stock compensation for the quarter ended July 31, 2000 was $3.5 million. Additionally, we have completed other stock-based transactions that impact deferred stock compensation (such as acquisitions, in which the outstanding options of the acquired entity are assumed, or instances where certain modifications are made to the terms and conditions of option grants subsequent to the grant date). Related stock compensation expense is recorded over the option vesting period, generally two to four years, or immediately if there is no vesting period. For the three months ended July 31, 2001 and 2000, we recorded amortization of stock

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

compensation of $7.8 million and $10.8 million, respectively. At July 31, 2001 and April 30, 2001, we had $21.8 million and $33.3 million, respectively, of remaining unamortized deferred stock compensation. Such amounts are included as a reduction of stockholders' equity and are being amortized using a graded method over the vesting period of each respective option.

Note 10. Subsequent Event

Reorganization Plan

In August 2001, we announced a reorganization plan and expect to incur in the quarter ended October 31, 2001 a one-time charge of $2.5 to $3 million to complete this effort, which will primarily include employee severance costs, contract termination fees, and facilities consolidation costs. This plan was instituted in response to the continued economic slowdown that negatively impacted in the first quarter of fiscal 2002 demand for our products, as potential customers deferred spending on Internet and intranet infrastructure. The reorganization plan was designed to more closely align spending with our sales projections for the remainder of the fiscal year 2002.

Litigation

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow, and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C.,v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We intend to defend against the allegations in the complaint vigorously and believe that even if a judgment was issued against us, it would not have a material impact on our financial position.

 .

                                 CACHEFLOW INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in macroeconomic conditions, fluctuations in quarterly operating results, uncertainty in future operating results, litigation, product concentration, competition, technological changes, management of our growth and expansion, integration of acquisitions, key employee transitions and other risks discussed in this item under the heading "Factors Affecting Future Operating Results" and the risks discussed in our other Securities and Exchange Commission filings.

Overview

We design, develop, market and support caching appliances and content delivery technologies that are purpose-built to accelerate and optimize the delivery of content to end-users over TCP/IP networks. We were founded in March 1996 and began commercial shipment of our first caching appliances in May 1998. Since that time, we have introduced other caching appliances, which have a variety of hardware configurations designed for the different price, performance, capacity and reliability requirements of our customers. The list prices of our caching appliances increase as they become more highly configured. Substantially all of our net sales through July 31, 2001 were attributable to sales of our caching appliance products. We anticipate that these products will continue to account for a substantial portion of our net sales for the foreseeable future.

We have incurred net losses in each quarter since inception. As of July 31, 2001, we had an accumulated deficit of $697.7 million. Our net loss for the three months ended July 31, 2001 was $95.6 million. This loss resulted from costs incurred in the development and sale of our products and services, from amortization of deferred stock compensation and goodwill and from charges related to the impairment of certain assets. Additionally, while demand for our products in the first half of our fiscal year ended April 30, 2001 was consistent with our forecasts, we experienced a severe decline in demand for our products during our third quarter ended January 31, 2001 and flat demand through July 31, 2001. We believe this decrease substantially resulted from macroeconomic factors and a corresponding reduction in information technology spending. Unless there are changes in current macroeconomic conditions, we expect the decreased demand experienced in the last three quarters will continue through fiscal 2002. As a result, we expect to incur additional operating losses and continued negative cash flow from operations at least through fiscal year 2002.

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

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

                                 CACHEFLOW INC.

                                                      Three Months Ended
                                                           July 31,
                                                  ------------------------
                                                     2001          2000
                                                  ---------     ----------

Net sales                                             100.0 %        100.0 %
Cost of goods sold                                     40.2           43.3
                                                  ---------     ----------
Gross profit                                           59.8           56.7

Operating expenses:
 Research and development                              47.6           21.0
 Sales and marketing                                   45.9           56.1
 General and administrative                            10.5            8.8
 Stock compensation                                    38.4           48.0
 Goodwill amortization                                 80.5           43.8
 Impairment of assets                                 307.9              -
                                                  ---------     ----------
   Total operating expenses                           530.8          177.7

                                                  ---------     ----------
Operating loss                                       (471.0)        (121.0)
Interest income, net                                    4.0            8.5
                                                  ---------     ----------

Net loss before income taxes                         (467.0)        (112.5)
Provisions for income taxes                             0.7            0.3
                                                  ---------     ----------
Net loss                                             (467.7)        (112.8)
                                                  ---------     ----------

Net loss available to common stockholders            (467.7) %      (112.8) %
                                                  =========     ==========


Net Sales. Net sales decreased to $20.4 million for the quarter ended July 31, 2001 from $22.4 million for the quarter ended July 31, 2000. This decrease was attributable to lower system sales partially offset by increased service and other product revenue. Also contributing to the lower sales is a weakening macroeconomic environment, which has continued to deteriorate since the third quarter of our fiscal 2001 when net sales fell significantly below market expectations. During the quarters ended July 31, 2001 and 2000, no customer accounted for more than 10% of our net sales. Net sales for the quarter ended July 31, 2001 from the U.S., were $8.4 million, or 41.0% of net sales, from Europe $4.6 million, or 23.0% of net sales, and from Asia $7.4 million, or 36.0% of net sales. Net sales for the quarter ended July 31, 2000 from the U.S., were $12.0 million, or 53.0% of net sales, from Europe $4.0 million, or 18.0% of net sales, and from Asia $6.5 million, or 29.0% of net sales. Unless macroeconomic conditions improve sooner than anticipated, we believe near-term demand for our products will remain soft in fiscal 2002.

Gross Profit. Gross profit decreased to $12.2 million for the quarter ended July 31, 2001 from $12.7 million for the quarter ended July 31, 2000. This decrease in gross profit was primarily attributable to the decrease in sales for the quarter ended July 31, 2001. Gross margin increased to 59.8% for the quarter ended July 31, 2001 from 56.7% for the quarter ended July 31, 2000. This increase in gross margin was principally due to lowering component costs, an increase in gross margin for our service business and to a lesser extent, higher margins on direct enterprise sales.

Our gross margin has been and will continue to be affected by a variety of factors, including competition, fluctuations in demand for our products, the timing and size of customer orders and product implementations, the mix of direct and indirect sales, the mix and average selling prices of products, new product introductions and enhancements, component costs, manufacturing overhead costs, service margin and product configuration. If actual orders do not match our forecasts, as occurred in the second half of fiscal year 2001, we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

                                 CACHEFLOW INC.


Research and Development. Research and development expenses consist primarily of salaries and benefits, and prototype and testing costs. Research and development expenses increased to $9.7 million for the quarter ended July 31, 2001 from $4.7 million for the quarter ended July 31, 2000. This increase in research and development expenses in absolute dollars was primarily attributable to increased staffing and associated support for engineers required to expand and enhance our product line, and, to a lesser extent, expenses related to prototype and testing costs. Research and development headcount increased to 219 at July 31, 2001 from 98 at July 31, 2000. As a percentage of net sales, research and development expenses increased to 47.6% for the quarter ended July 31, 2001 from 21.0% for the quarter ended July 31, 2000. This increase in research and development expenses as a percentage of net sales results from the increase in research and development expense. Through July 31, 2001, all research and development costs have been expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, commissions and advertising and promotional expenses. Sales and marketing expenses decreased to $9.4 million for the quarter ended July 31, 2001 from $12.6 million for the quarter ended July 31, 2000. This decrease in sales and marketing expenses in absolute dollars was primarily related to reduced headcount. Sales and marketing headcount decreased to 152 at July 31, 2001 from 203 at July 31, 2000. As a percentage of net sales, sales and marketing expenses decreased to 45.9% for the quarter ended July 31, 2001 from 56.1% for the quarter ended July 31, 2000. This decrease in sales and marketing expenses as a percentage of net sales results from lower expenses, which reflect our efforts to reduce expenditures to keep in line with reduced revenue growth. Should growth in demand for our products resume, and after we realize potential efficiencies within our sales and marketing organization, we expect to increase our sales and marketing expenses in absolute dollars in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels. However, should sales decline further in future periods, we may implement additional cost-cutting programs to reduce our sales and marketing expenses.

General and Administrative. General and administrative expenses increased to $2.1 million for the quarter ended July 31, 2001 from $2.0 million for the quarter ended July 31, 2000. This increase in general and administrative expenses in absolute dollars was primarily attributable to increased staffing and associated expenses necessary to manage and support our growth. General and administrative headcount increased to 57 at July 31, 2001 from 43 at July 31, 2000. As a percentage of net sales, general and administrative expenses increased to 10.5% for the quarter ended July 31, 2001 from 8.8% for the quarter ended July 31, 2000. This increase in general and administrative expenses as a percentage of net sales primarily results from the decline in sales from the first quarter of our fiscal year 2000. Should growth in demand for our products resume, and after we have realized potential efficiencies within our current general and administrative organization, we expect general and administrative expenses to increase in absolute dollars as we continue to increase headcount to manage expanding operations and facilities. However, should sales decline further in future periods, we may implement additional cost-cutting programs to reduce our general and administrative expenses.

Stock Compensation. Stock compensation expense decreased to $7.8 million for the quarter ended July 31, 2001 from $10.8 million for the quarter ended July 31, 2000. This decrease in stock compensation in absolute dollars results from terminated employees who had deferred stock compensation charges associated with their employment.

Goodwill Amortization. Goodwill amortization increased to $16.5 million for the quarter ended July 31, 2001 from $9.8 million for the quarter ended July 31, 2000. This increase was attributable to our acquisitions of SpringBank Networks, Inc. on June 5, 2000, and Entera, Inc. on December 15, 2000, which were accounted for as purchase business combinations. The SpringBank and Entera acquisitions resulted in goodwill of $177.0 million and $359.3 million, respectively, and each amount is being amortized over three years on a straight-line basis. See "Impairment of assets" below.

Impairment of assets. As discussed further in note 6 "Impairment of Assets" above, during our first quarter ended July 31, 2001, management performed an impairment assessment of its tangible and intangible assets and determined that enterprise-level goodwill associated with the acquisitions of SpringBank and Entera

                                 CACHEFLOW INC.


was impaired. As a result, a $62.9 million impairment charge was recorded to write our net book value down to its market value as of July 31, 2001. In accordance with our policy, management will continue to periodically assess the recoverability of its long-lived assets in the future. Given the current economic uncertainty, the general volatility of the financial markets and our use of the market value method to determine impairment charges, if our market capitalization were to again fall below our net book value for an extended period of time, additional impairment charges may be recorded.

Interest Income, Net. Interest income, net, decreased to $0.8 million for the quarter ended July 31, 2001, from $1.9 million for the quarter ended July 31, 2000. This decrease was primarily attributable to decreased interest income earned on our cash equivalents and short-term investments.

Liquidity and Capital Resources

Since inception, we have financed our operations and the purchase of property and equipment through private sales of preferred stock, with net proceeds of $37.9 million, through bank loans and equipment leases, and in November 1999, through an initial public offering of our common stock, with net proceeds of $126.5 million, net of underwriting discounts, commissions and estimated offering costs. At July 31, 2001, we had $44.5 million in cash and cash equivalents, $24.3 million in short-term investments, $2.0 million in restricted investments and $70.3 million in working capital.

Net cash used in operating activities was $12.3 million for the three months ended July 31, 2001 and $16.1 million for the three months ended July 31, 2000. We used cash primarily to fund our net losses from operations.

Net cash provided by investing activities was $1.2 million for the three months ended July 31, 2001. Net cash provided by investing activities for the three months ended July 31, 2001 was primarily attributable to net sales of short-term securities, offset by purchases of property, plant and equipment. We expect that, in the future, any cash in excess of current requirements will continue to be invested in high quality, interest-bearing securities.

Capital expenditures were $1.1 million for the three months ended July 31, 2001 and $1.4 million for the three months ended July 31, 2000. Our capital expenditures consisted of purchases of plant, equipment and software. We expect that our capital expenditures will continue to increase in the future.

Net cash provided by financing activities was $0.2 million for the three months ended July 31, 2001 and $3.5 million for the three months ended July 31, 2000. Financing activities for the three months ended July 31, 2001 and 2000 were primarily attributable to the exercise of employee stock options.

We believe that working capital will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. Furthermore, if cash is used for certain unanticipated uses, we may need additional capital sooner than expected. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

New Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138) in the first quarter of our fiscal year 2002. SFAS 133 established new accounting and reporting standards for derivative and hedging activities. In accordance with the standard, we will prospectively recognize the fair value of our derivative instruments as assets or liabilities in our consolidated balance sheet. The resulting gain or loss will be reflected as other comprehensive income or in earnings, depending upon the achievement of hedge accounting criteria. As of July 31, 2001, we did not own any derivative instruments.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142).

                                 CACHEFLOW INC.


Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., May 1, 2002 for us). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued.

The provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001 will be adopted by us on May 1, 2002. We have not fully assessed the impact of these accounting standards. Starting with our May 1, 2002 fiscal year, impairment reviews may result in future periodic write-downs.

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

U.S. economic growth slowed significantly in the past several quarters. In addition, there is uncertainty relating to the prospects for near-term U.S. economic growth, as well as uncertainty as to whether the U.S. slowdown will impact international markets. This slowdown and uncertainty has recently contributed to delays in decision-making by our existing and potential customers and a resulting decline in our sales. Continued uncertainty or a continued slowdown could result in a further decline in our sales and our operating results could again be below the expectations of public market analysts and investors. Our stock may continue to decline in the event that we fail to meet the expectations of public market analysts or investors in the future.

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

The increase in our research and development spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in research and development. There is no guarantee that we will accurately predict the direction in which the content-smart networking market will evolve. Failure on our part to anticipate the

                                 CACHEFLOW INC.


direction of the market and develop products that meet those emerging needs will significantly impair our business and operating results and our financial condition will be materially adversely affected.

We are entirely dependent on market acceptance of our content-smart networking solutions and, as a result, lack of market acceptance of these solutions could cause our sales to fall.

To date, our content-smart networking products and related services have accounted for all of our net sales. We anticipate that revenues from our current product family and services will continue to constitute substantially all of our net sales for the foreseeable future. As a result, a decline in the prices of, or demand for, our current product family and services, or their failure to achieve broad market acceptance, would seriously harm our business. As of July 31, 2001, the CacheFlow 600, 700, 6000, and 7000 Series products are the only products that we currently sell. Our CacheFlow 100 and 500 Series products, which have historically accounted for a substantial portion of our net sales, have been discontinued and replaced by our CacheFlow 600 and 700 Series products that were introduced in September 2000. The 6000 and 7000 Series products that were introduced in November 2000 replaced our CacheFlow 3000 and 5000 Series products, which have also historically accounted for a significant portion of our net sales. We cannot be certain that our CacheFlow 600, 700, 6000 or 7000 Series products will continue to achieve any significant degree of market acceptance.

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

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. The products of our competitors may have features and functionality that our products do not have. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, more quickly develop new products or enhance existing products and services or bundle content-smart networking solutions in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

                                 CACHEFLOW INC.


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

Because customers have differing views on the strategic importance of implementing content-smart networking solutions, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from two to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. The increasingly complex technological issues associated with content-smart networking solutions, combined with the macro-economic slowdown, contributed to longer sales . We may experience order deferrals or loss of sales as a result of lengthening sales cycles.

                                 CACHEFLOW INC.


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

Our net sales and operating results are likely to vary significantly from quarter to quarter. We believe that quarter-to-quarter comparisons of our operating results should not be relied upon as indicators of future performance. Our operating results were significantly below the expectations of public market analysts for the quarter ended January 31, 2001 and slightly below the expectations of public market analysts for the quarter ended July 31, 2001. It is likely that in some future quarter or quarters, our operating results will again be below the expectations of public market analysts or investors. If this occurs, the price of our common stock could decrease significantly. A number of factors are likely to cause variations in our net sales and operating results, including factors described elsewhere in this "Factors Affecting Future Operating Results" section.

We cannot reliably forecast our future quarterly sales for several reasons, including:

     . we have a limited operating history, and the market in which we compete is relatively new and rapidly evolving;
     . the macro economic environment has slowed significantly and recovery is uncertain;
     . our sales cycle varies substantially from customer to customer; and . our sales cycle has been lengthening as the complexity of content-smart networking solutions continues to increase.

A high percentage of our expenses, including those related to research and development, sales and marketing, general and administrative functions, and amortization of deferred compensation and goodwill, are essentially fixed in the short term. As a result, if our net sales are less than forecasted, our quarterly operating results are likely to be seriously harmed and our stock price would likely decline.

If we fail to expand and manage existing sales channels or create additional sales capabilities, our sales will not grow.

While we recently reduced our direct sales force in response to current market conditions, we will continually evaluate and modify our current distribution strategy to meet market requirements. Irrespective of our recent reductions, we may need to increase the size of our sales channels in the future. Any direct channel new hire or new distribution partner will require extensive training and typically take several months to achieve productivity. Competition for qualified sales personnel and distribution partners is intense, and we might not be able to hire the kind and number of candidates we are targeting. If we fail to expand and manage existing sales channels or create additional sales capabilities, our business will be seriously harmed.

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

For the quarter ended July 31, 2001, sales to customers outside of the United States and Canada accounted for approximately 59% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. We have decreased the size of our international sales force as a part of our reduction in headcount. This may impact our ability to maintain sales in certain international locations. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed. In addition, if we fail to improve our worldwide operating systems, our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information will be adversely affected, seriously harming our business.

We have a history of losses, expect to incur future losses and may never achieve profitability, which could result in the decline of the market price of our common stock.

We incurred net losses of $95.6 million and $25.3 million for the quarter ended July 31, 2001 and 2000, respectively. As of July 31, 2001, we had an accumulated deficit of $697.7 million. We have not had a profitable quarter since our inception and we expect to continue to incur net losses in the future. Our net sales and operating results for the quarter ended January 31, 2001 were significantly below our internal expectations and the expectations of public market analysts and investors. The price of our common stock has decreased significantly as a result. Furthermore, our net sales for the quarter ended July 31, 2001 were slightly lower than expectations of public market analysts and investors. It is likely that in some future quarter or quarters, our operating results will again be below the expectations of public market analysts and/or investors.

We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. We may never achieve profitability. We expect to incur substantial non-cash costs relating to the amortization of deferred compensation and goodwill, which will contribute to our net losses. As of July 31, 2001, we had an aggregate of $21.8 million of deferred compensation and $84.9 million of goodwill to be amortized. The Company may record additional compensation expense in the future if management decides to modify existing option grants, grant below-market stock options, or make acquisitions that result in the recording of deferred stock compensation. Furthermore, the Company may record additional goodwill amortization in the future if the Company acquires additional complementary businesses.

If we are unable to raise additional capital, our ability to effectively manage our growth or enhance our products could be harmed.

At July 31, 2001, we had approximately $44.5 million in cash and cash equivalents, $24.3 million in short-term investments, and $2.0 million in restricted investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for unanticipated uses, we may need additional capital. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for content-smart networking solutions develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

                                 CACHEFLOW INC.

Because we depend on several third-party manufacturers to build portions of our products, we are susceptible to manufacturing delays and sudden price increases, which could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.

We rely on several third-party manufacturers to build portions of our products. If we or our suppliers are unable to manage the relationships with these manufacturers effectively or if these manufacturers fail to meet our future requirements for timely delivery, our business would be seriously harmed. These manufacturers fulfill our supply requirements on the basis of individual purchase orders or agreements with us. Accordingly, these manufacturers are not obligated to continue to fulfill our supply requirements, and the prices we are charged for these components could be increased on short notice. Any interruption in the operations of any one of these manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers and would seriously harm our business. In addition, the products that these manufacturers build for us may not be sufficient in quality or in quantity to meet our needs. Our delivery requirements could be higher than, or lower than, the capacity of these manufacturers, which would likely result in manufacturing delays, and could result in lost sales and the loss of existing and potential customers. We cannot be certain that these manufacturers or any other manufacturer will be able to meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of these manufacturers or any other of our contract manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of any of our contract manufacturers in the future, would cause a delay in our ability to fulfill customer orders while we attempt to obtain a replacement manufacturer. Delays associated with our attempting to replace or our inability to replace one of our manufacturers would seriously harm our business.

We may experience production delays, quality control problems and capacity constraints in manufacturing and assembling our products, which could result in a decline of sales.

We currently conduct some of the final assembly and testing of our products at our headquarters in Sunnyvale, California. We have transitioned manufacturing and assembly for most of our products to a third party assembler and we may transition additional manufacturing and assembly to third party assemblers in the future. If we were unable to utilize this vendor or identify alternate vendors for manufacturing and assembly, we would be required to make additional capital investments in new or existing facilities. To the extent any capital investments are required, our gross margins and, as a result, our business could be seriously harmed. We may experience production interruptions or quality control problems in connection with any transition of final assembly, either of which would seriously harm our business. Our assembler or we may experience assembly capacity constraints. In the event of any capacity constraints we may be unable to accept certain orders from, and deliver products in a timely manner to our customers. This could result in the loss of existing or potential customers and would seriously harm our business.

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

                                 CACHEFLOW INC.

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

While we recently reduced headcount in response to current market conditions, we will continually evaluate our internal operational needs based upon market requirements. If this reduction in headcount was not sufficient to respond to market conditions, we may have to continue to downsize, on the other hand, if we are unable to effectively manage future growth and expansion, our business will be seriously harmed. We currently have research and development facilities in Sunnyvale, California; Redmond, Washington and Waterloo; and Ontario, Canada. The coordination and management of these product development organizations that are located at different sites requires significant management attention and coordination, particularly from our managerial and engineering organizations. If we are unable to coordinate and manage these separate development organizations, our business will be seriously harmed.

Our ability to compete effectively and to manage any future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. The number of our employees increased from 40 at April 30, 1998 to 484 at July 31, 2001. In February 2000, we implemented a new enterprise resource planning software system that replaced substantially all of our business and manufacturing systems and we expect to add more complementary systems in the future. While we have not had significant problems to date, we recognize that our personnel, systems, procedures and controls may still prove to be inadequate to support our future operational expansion.

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

                                 CACHEFLOW INC.

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

We presently have several issued patents, pending United States patent applications and several pending patent applications in foreign patent offices. Several patent applications pending before the United States Patent Office have been allowed and are expected to issue as United States patents. We cannot assure you that any U.S. or international patent will be issued from these applications. We cannot assure you that we will be able to detect any infringement or, if infringement is detected, that patents issued or to be issuable will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

                                 CACHEFLOW INC.

Risks Associated with Acquisitions

If we are unable to successfully integrate recently acquired companies, our ability to execute our business strategy and timely deliver new products to market could be harmed.

We consummated mergers with SpringBank Networks, Inc. in June 2000 and Entera, Inc. in December 2000. Risks we may face with respect to our mergers with these companies include the potential disruption of our ongoing business and distraction of management; the difficulty of retaining personnel; and the maintenance of uniform standards, corporate cultures, controls, procedures and policies. In addition our inability to retain certain key personnel from these acquisitions may be harmful to our business. In August of 2001, our Chief Technology Officer, from the Entera acquisition, and our Senior Vice President of Engineering, from the Springbank acquisition, left the company; therefore, our inability to address any of these risks successfully could harm our business.

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

Risks Related to Litigation, Government Regulations, Inquiries or Investigations

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

                                 CACHEFLOW INC.

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

Numerous putative securities class action lawsuits have been filed in the U.S. District Court for the Southern District of New York against certain public companies, their underwriters, and other individuals arising out of each company's public offering. The first putative class action complaint against us, certain of our current and former officers and directors, and certain underwriters, was filed on June 8, 2001 in the U. S. District Court for the Southern District of New York, and is captioned Colbert Birnet, L.P. v. CacheFlow Inc., et al., Civil Action No. 01-CV-5143. Since then, four other cases have been filed in the U.S. District Court for the Southern District of New York: Powell v. CacheFlow et al., Wesley v. CacheFlow et al, Atlas v. CacheFlow et al and Fellman v. CacheFlow et al. The Complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the company and our current and former officers and directors violated Sections 11, 12(2) and 15 of the Securities Act of 1933, and Sections 10(b) (Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 18, 1999 and December 6, 2000. We anticipate that further lawsuits making substantially similar allegations may be filed. We believe that these lawsuits may be coordinated or consolidated. Various plaintiffs have filed similar actions asserting virtually identical allegations against a large number of other companies. We intend to defend against the allegations in the complaints vigorously. In the future, other types of securities class action lawsuits could

                                 CACHEFLOW INC.

be filed against us. Securities class action litigation could result in substantial costs and divert our management's attention and resources, which could seriously harm our business.

Risks Related to Securities Markets

Our stock price is volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

Since our initial public offering in November 1999 through September 7, 2001, the closing market price of our common stock has fluctuated significantly between $1.50 and $164.69. The market price of our common stock may fluctuate significantly in response to the following factors:

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

Substantial sales of our common stock could adversely affect our stock price

Prior to our November 1999 initial public offering, no public market existed for our common stock. Subsequent to our initial public offering, our stock price and the daily volume of shares traded have fluctuated significantly. In the future, the daily volume of shares traded may decline to levels that could heighten the volatility of our stock price. As a result, sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock by potentially introducing a large number of sellers of our common stock into a market in which our common stock price is already volatile, thus driving our common stock price down. Substantial sales can result for several reasons, including a sale of a large block of shares by an institutional shareholder, or groups of shareholders, directors, executives and employees. In February 2001, we issued approximately 1 million restricted shares to our employees, of which fifty percent will vest on November 26, 2001 and fifty percent will vest on February 25, 2002. We anticipate that many of these shares will be sold immediately and without restriction into the public market in November 2001 and February 2002. Any one of these transactions could adversely affect our stock price.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 59% of total net sales for the three-month period ended July 31, 2001.

As of July 31, 2001, we had approximately $69.6 million invested primarily in certificates of deposit, and fixed-rate, short-term corporate and U.S. government debt securities which are subject to interest rate risk and will decrease in value if U.S. market interest rates increase. We do not hold any derivative investments and maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. As of July 31, 2001, no significant changes have occurred since our Annual Report on Form 10-K for the year ended April 30, 2001.

                                    CACHEFLOW

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Numerous putative securities class action lawsuits have been filed in the U.S. District Court for the Southern District of New York against certain public companies, their underwriters, and other individuals arising out of each company's public offering. The first putative class action complaint against us, certain of our current and former officers and directors, and certain underwriters, was filed on June 8, 2001 in the U. S. District Court for the Southern District of New York, and is captioned Colbert Birnet, L.P. v. CacheFlow Inc., et al., Civil Action No. 01-CV-5143. Since then, four other cases have been filed in the U.S. District Court for the Southern District of New York: Powell v. CacheFlow et al., Wesley v. CacheFlow et al, Atlas v. CacheFlow et al and Fellman v. CacheFlow et al. The Complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the company and our current and former officers and directors violated Sections 11, 12(2) and 15 of the Securities Act of 1933, and Sections 10(b) (Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 18, 1999 and December 6, 2000. We anticipate that further lawsuits making substantially similar allegations may be filed. We believe that these lawsuits may be coordinated or consolidated. Various plaintiffs have filed similar actions asserting virtually identical allegations against a large number of other companies. We intend to defend against the allegations in the complaints vigorously.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow, and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C.,v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We intend to defend against the allegations in the complaint vigorously and believe that even if a judgment was issued against us, it would not have a material impact on our financial position.

Item 2. Changes in Securities and Use of Proceeds

(c) Changes in Securities: None.

(d) Use of Proceeds.

On November 19, 1999, the Company completed the initial public offering of its common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-87997). The offering closed on November 24, 1999 after we had sold all of the 5,750,000 shares of common stock registered under the Registration Statement. The initial public offering price was $24 per share for an aggregate initial public offering of $138 million. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to the Company from the offering were approximately $126.5 million, which have been invested in investment grade securities. During the three months ended July 31, 2001, approximately $10 million was used for general corporate purposes.

Item 6. Exhibits and Reports on Form 8-K

        (a) List of Exhibits: None

        (b) No Form 8-K was filed during the quarter ended July 31, 2001.

                                 CACHEFLOW INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CACHEFLOW INC.

                                                  /s/ Robert Verheecke
                                                  ------------------------------
                                                  Robert Verheecke
                                                  Chief Financial and Accounting
                                                  Officer


Dated: September 13, 2001