Form 10-Q
period 2001-10-31
CACHEFLOW INC
filed 2001-12-14
CIK 1095600

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                                             OUTSTANDING AT
                                 CLASS                      November 30, 2001
                                 -----                      -----------------

Common Stock, par value $0.0001                                 43,450,477

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I. FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets as of October 31, 2001 and April
                30, 2001                                                                       1

                Condensed Consolidated Statements of Operations for the three and six
                months ended October 31, 2001 and October 31, 2000                             2

                Condensed Consolidated Statements of Cash Flows for the six months
                ended October 31, 2001 and October 31, 2000                                    3

                Notes to Condensed Consolidated Financial Statements                         4 - 8

Item 2.         Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                 9-24

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                     24

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings                                                              25

Item 2.         Changes in Securities and Use of Proceeds                                      25

Item 4.         Submission of Matters to a Vote of Security Holders                          25-26

Item 6.         Exhibits and Reports on Form 8-K                                               26

SIGNATURES                                                                                     26

                                 CACHEFLOW INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)

                                                                        Oct 31,         April 30,
                                                                          2001             2001
                                                                      -------------    -------------
                                                                                         Note (1)
ASSETS
Current assets:

   Cash and cash equivalents                                          $     24,820     $     55,356
   Short-term investments                                                   36,902           26,208
   Restricted investments                                                        -              765
   Accounts receivable, net                                                  8,041           14,365
   Inventories                                                               5,304            7,018
   Prepaid expenses and other current assets                                 1,364            3,240
                                                                      -------------    -------------
Total current assets                                                        76,431          106,952

Property and equipment, net                                                 11,589           12,563
Restricted investments                                                       1,991            1,991
Goodwill, net                                                               17,880          164,264
Other assets                                                                 1,381            1,462
                                                                      -------------    -------------
Total assets                                                          $    109,272     $    287,232
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                   $      3,179     $      6,761
   Accrued payroll and related benefits                                      3,603            6,034
   Deferred revenue                                                          6,641            7,371
   Other accrued liabilities                                                 6,420            8,906
                                                                      -------------    -------------
Total current liabilities                                                   19,843           29,072

Deferred revenue                                                             1,709            1,409
                                                                      -------------    -------------
Total liabilities                                                           21,552           30,481

Commitments

Stockholders' equity:
   Common stock                                                                  4                4
   Additional paid-in capital                                              888,771          896,773
   Treasury stock                                                           (3,767)          (3,994)
   Notes receivable from stockholders                                          (77)            (573)
   Deferred stock compensation                                             (12,046)         (33,348)
   Accumulated deficit                                                    (784,913)        (601,901)
   Accumulated other comprehensive loss                                       (252)            (210)
                                                                      -------------    -------------
Total stockholders' equity                                                  87,720          256,751
                                                                      -------------    -------------
Total liabilities and stockholders' equity                            $    109,272     $    287,232
                                                                      =============    =============


            See notes to condensed consolidated financial statements.

                                 CACHEFLOW INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in thousands, except per share amounts)

                                                              Three Months Ended                 Six Months Ended
                                                                   Oct 31,                            Oct 31,
                                                        --------------------------------   ---------------------------------
                                                            2001              2000              2001              2000
                                                        --------------   ---------------   ---------------   ---------------
Net sales                                               $      13,197    $       32,548    $       33,640    $       54,993
Cost of goods sold                                              6,191            13,065            14,402            22,786
                                                        -------------    --------------    --------------    --------------
Gross profit                                                    7,006            19,483            19,238            32,207

Operating expenses:
   Research and development                                     8,944             5,524            18,674            10,246
   Sales and marketing                                          7,603            16,156            16,990            28,743
   General and administrative                                   3,025             2,601             5,176             4,566
   Goodwill amortization                                        9,180            14,748            25,632            24,581
   Restructuring                                                2,558                 -             2,558                 -
   Asset Impairment                                            58,043                 -           120,988                 -
   Stock compensation                                           5,311             7,790            13,158            18,565
                                                        -------------    --------------    --------------    --------------
Total operating expenses                                       94,664            46,819           203,176            86,701
                                                        -------------    --------------    --------------    --------------

Operating loss                                                (87,658)          (27,336)         (183,938)          (54,494)
Interest income (expense) and other, net                          550             1,797             1,360             3,713
                                                        -------------    --------------    --------------    --------------

Net loss before income taxes                                  (87,108)          (25,539)         (182,578)          (50,781)
Provision for income taxes                                       (107)              (97)             (243)             (169)
                                                        -------------    --------------    --------------    --------------
Net loss                                                $     (87,215)   $      (25,636)   $     (182,821)   $      (50,950)
                                                        =============    ==============    ==============    ==============


Basic and diluted net loss per common share             $       (2.12)   $        (0.75)   $        (4.47)   $        (1.52)
                                                        =============    ==============    ==============    ==============
Shares used in computing basic and diluted
   net loss per common share                                   41,213            34,313            40,899            33,517
                                                        =============    ==============    ==============    ==============

            See notes to condensed consolidated financial statements.

                                 CACHEFLOW INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                              Six Months Ended
                                                                                  Oct 31,
                                                                       -------------------------------
                                                                           2001             2000
                                                                       --------------  ---------------
Operating Activities
Net loss                                                               $    (182,821)  $      (50,950)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                                2,247              886
  Stock compensation                                                          13,158           18,565
  Goodwill amortization                                                       25,632           24,581
  Asset impairment                                                           120,988                -
  Interest on notes receivable from stockholders                                 (15)            (108)
  Changes in operating assets and liabilities:
    Accounts receivable                                                        6,324          (12,395)
    Inventories                                                                1,714           (2,779)
    Prepaid expenses and other current assets                                  1,876              (93)
    Other assets                                                                 (19)             435
    Deferred Revenue                                                            (430)               -
    Accounts payable                                                          (3,582)           5,485
    Accrued liabilities                                                       (4,916)            (252)
                                                                       -------------   --------------
Net cash used in operating activities                                        (19,844)         (16,625)

Investing Activities
Purchases of property and equipment                                           (1,508)          (4,267)
Purchases of investments, net                                                 (9,991)         (34,789)
Cash aquired in business acquisition                                               -              333
                                                                       -------------   --------------
Net cash used in investing activities                                        (11,499)         (38,723)

Financing Activities
Net proceeds from issuance of common stock                                       771            9,865
Repayment of notes receivable                                                    232                -
Repurchase of employee stock                                                    (196)               -
                                                                       -------------   --------------
Net cash provided by financing activities                                        807            9,865
                                                                       -------------   --------------
Net decrease in cash and cash equivalents                                    (30,536)         (45,483)
Cash and cash equivalents at beginning of period                              55,356           91,532
                                                                       -------------   --------------

Cash and cash equivalents at end of period                             $      24,820   $       46,049
                                                                       =============   ==============

Non-cash investing and financing activities
Treasury stock retirement/cancellation                                 $         190   $            -
                                                                       =============   ==============
Net exercise of stock warrants                                                     -              485
                                                                       =============   ==============

Amounts related to business acquisitions:
  Issuance of common stock and assumption of stock options             $           -   $      168,275
                                                                       =============   ==============
  Net liabilities assumed                                              $           -   $        7,013
                                                                       =============   ==============

            See notes to condensed consolidated financial statements.

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements and related notes as of October 31, 2001, and for the three- and six-month periods then ended, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of its consolidated financial position, operating results, and cash flows for the interim date and periods presented. Results for the quarter ended October 31, 2001 are not necessarily indicative of results for the entire fiscal year or future periods.

Certain prior year amounts in the condensed consolidated statements of operations have been reclassified to conform to the current period presentation. These classifications did not affect net income. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended April 30, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2001.

We operate primarily in a single operating segment, providing caching appliances and content delivery technologies that are purpose-built to accelerate and optimize the delivery of content to end-users over the internet, and private local and wide area networks. We operate in the United States, Europe and Asia-Pacific. At October 31, 2001 and 2000, less than 10% of our assets were located outside the United States.

Net sales information about our business segments was as follows (in thousands):


                        Three Months Ended        Six Months Ended
                             Oct 31,                   Oct 31,
                        -------------------     --------------------
                         2001        2000         2001        2000
                        --------   --------     --------    --------

North America           $  6,715   $ 13,019     $ 15,104    $ 24,915
Europe                     2,237      6,510        6,883      10,550
Asia-Pacific               4,245     13,019       11,653      19,528
                        --------   --------     --------    --------
Total                   $ 13,197   $ 32,548     $ 33,640    $ 54,993
                        ========   ========     ========    ========

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (Unaudited)

Note 2.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3.  Revenue Recognition

We generally recognize product revenue upon shipment, assuming that evidence of an arrangement exists, the fee is determinable and collectibility is probable, unless we have future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recorded ratably over the life of the contract. Maintenance contract revenue recognized was $1.9 million and $0.6 million, respectively, for the three months ended October 31, 2001 and 2000 and $3.5 million and $1.2 million, respectively, for the six months ended October 31, 2001 and 2000.

Note 4.  Inventories

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method. Inventories consist of the following (in thousands):

                                                October 31,       April 30,
                                                   2001             2001
                                                ----------       ----------

     Raw materials                                  $1,848           $2,631
     Work-in-process                                   569              593
     Finished goods                                  2,887            3,794
                                                ----------       ----------
                                                    $5,304           $7,018
                                                ==========       ==========

Note 5.  Litigation

Numerous putative securities class action lawsuits have been filed in the U.S. District Court for the Southern District of New York against certain public companies, their underwriters, and other individuals arising out of each company's public offering. The first putative class action complaint against us, certain of our current and former officers and directors, and certain underwriters, was filed on June 8, 2001 in the U. S. District Court for the Southern District of New York, and is captioned Colbert Birnet, L.P. v. CacheFlow Inc., et al., Civil Action No. 01-CV-5143. Since then four other cases have been filed in the U.S. District Court for the Southern District of New
York: Powell v. CacheFlow et al., Wesley v. CacheFlow et al, Atlas v. CacheFlow et al and Fellman v. CacheFlow et al. The Complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the company and our current and former officers and directors violated Sections 11, 12(2) and 15 of the Securities Act of 1933, and Sections 10(b) (Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 18, 1999 and December 6, 2000. We anticipate that further lawsuits making substantially similar allegations may be filed. As of September 14, 2001 all of these lawsuits have been consolidated and assigned to Hon. Shira
A. Scheindlin in the Southern District of New York. Various plaintiffs have filed similar actions asserting virtually identical allegations against a large number of other companies. We intend to defend against the allegations in the complaints

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (Unaudited)

vigorously. No settlements were recorded in the quarter ended October 31,2001 or prior. We believe the outcome would not have a material adverse effect on our financial position.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C.,v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on our financial position.

From time to time and in the ordinary course of business, we may be subject to various other claims, charges and litigation. In the opinion of management, final judgments from such other pending claims, charges and litigation, if any, against us would not have a material adverse effect on our consolidated financial position and results of operations.

Note 6.  Impairment of Assets

In accordance with our policy, management continues to assess the recoverability of its long-lived assets. Given the current economic uncertainty and the general volatility of the financial markets, our market capitalization has fallen below our net book value for the quarter ended October 31, 2001. Management performed an impairment assessment of long-lived assets and determined that certain enterprise level goodwill recorded in connection with our Springbank Networks, Inc. and Entera, Inc. acquisitions is not fully recoverable. As a result, we recorded a $57.8 million impairment charge in the second quarter of fiscal 2002 to reduce goodwill to its estimated fair value based on the market value method. The estimate of fair value was based upon our average market capitalization, which was calculated using our average closing stock price surrounding October 31, 2001. For the duration of our fiscal year, goodwill will be amortized using the straight-line method over the remainder of its three-year life. Also, we recorded a $0.2 million write-down of long-lived assets during the quarter ended October 31, 2001. No write-downs were recorded during the first quarter of fiscal year 2002, as well as for the three- and six-month periods ended October 31, 2000.

Note 7.  Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Included in other comprehensive income (loss) for us are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in "Accumulated other comprehensive loss" in the stockholder's equity section of the balance sheet. The comprehensive net loss for the three- and six-month periods ended October 31, 2001 were $87.3 million and $182.9 million, respectively, and for the three- and six-month periods ended October 31, 2000 were $25.6 million and $50.9 million, respectively.

Note 8.  Net Loss Per Common Share

Basic net loss per common share and diluted net loss per common share are presented in conformity with the FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted average number of shares of common stock issued to founders, investors, consultants and employees that are subject to repurchase.

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                  (Unaudited)

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

                                                                    Three months ended        Six months ended
                                                                       October 31,              October 31,
                                                                ------------------------  ------------------------
                                                                   2001        2000          2001         2000
                                                                -----------  -----------  ------------  ----------
        Historical:
              Net loss available to common
              stockholders                                      $(87,215)    $(25,636)    $(182,821)    $(50,950)
                                                                ===========  ===========  ============  ==========

              Weighted-average shares of common stock
                outstanding                                       43,161       39,728        43,274       38,671
              Less: Weighted-average shares subject to
                repurchase                                        (1,948)      (5,415)       (2,375)      (5,154)
                                                                -----------  -----------  ------------  ----------
              Weighted-average shares used in
                computing basic and diluted net loss
                per common share                                  41,213       34,313        40,899       33,517
                                                                ===========  ===========  ============  ==========
              Basic and diluted net loss per common
              share                                             $ (2.12)     $  (0.75)    $   (4.47)    $  (1.52)
                                                                ===========  ===========  ============  ==========

We have excluded all preferred stock, warrants for preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Note 9.  Stockholders' Equity

Common Stock

We have entered into Stock Purchase Agreements in connection with the sale of common stock to employees, directors and third parties. We typically have the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the employee's and director's service periods. The repurchase right generally declines on a percentage basis over four years based on the length of each respective employee's continued employment with us and the director's membership on the Board of Directors. As of October 31, 2001 and 2000, 1,636,708 and 4,993,449 shares, respectively, of common stock issued under these agreements were subject to repurchase.

Stock Compensation

Our stock compensation balance generally represents the difference between the exercise price and the deemed fair value of stock options and warrants granted to employees, consultants, directors and third parties on the date such stock awards were granted. However, for the three months ended October 31, 2001, we recorded a reversal of deferred stock compensation of $4.5 million for the unamortized portion of the common stock related to terminated employees, consultants, directors and third parties. Deferred stock compensation for the quarter ended October 31, 2000 was $0.7 million. Additionally, we have completed other stock-based transactions that impact deferred stock compensation (such as acquisitions, in which the outstanding options of the acquired entity are assumed, or instances where certain modifications are made to the terms and conditions of option grants subsequent to the grant date). Related stock compensation expense is recorded over the option vesting period, generally two to four years, or immediately if there is no vesting period. For the three months ended October 31, 2001 and 2000, we recorded amortization of stock compensation of $5.3 million and $7.8 million, respectively. For the six months ended October 31,

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                  (Unaudited)

2001 and 2000, we recorded amortization of stock compensation of $13.2 million and $18.6 million, respectively. At October 31, 2001 and April 30, 2001, we had $12.1 million and $33.3 million, respectively, of remaining unamortized deferred stock compensation. Such amounts are included as a reduction of stockholders' equity and are being amortized using a graded method over the vesting period of each respective option.

Restructuring

In August 2001, we announced a restructuring plan and incurred $2.6 million in restructuring costs in the quarter ended October 31, 2001 to complete this effort, which included employee severance costs of approximately $1.7 million and certain contract termination costs of approximately $0.9 million. We have also announced a comprehensive restructuring plan in February 2001 and incurred $1.8 million in restructuring charges, of which $0.9 million was accrued as of April 30, 2001. These plans were instituted in response to the economic slowdown that negatively impacted the demand for our products in the fourth quarter of fiscal year 2001 and first quarter of fiscal year 2002, as potential customers deferred spending on Internet and intranet infrastructure. These restructuring plans were designed to more closely align spending with our sales projections for the respective fiscal year 2001 and for the remainder of the fiscal year 2002. As of October 31, 2001, severance and contract termination payments for the February 2001 restructuring plan were completed. For the August 2001 restructuring plan, severance payments to domestic employees were substantially complete at October 31, 2001, and of the $2.6 million restructuring charges, $1.6 million had been paid, leaving a remaining accrual of $1.0 million for international severance costs and contract termination fees.

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

Overview

We design, develop, market and support caching appliances and content delivery technologies that are purpose-built to accelerate and optimize the delivery of content to end-users over the internet and private, local and wide area networks. We were founded in March 1996 and began commercial shipment of our first caching appliances in May 1998. Since that time, we have introduced other caching appliances and content delivery technologies, which have a variety of hardware configurations designed for the different price, performance, capacity and reliability requirements of our customers. The list prices of our caching appliances increase as they become more highly configured. Substantially all of our net sales through October 31, 2001 were attributable to sales and services of our caching appliance products. We anticipate that these products and services will continue to account for a substantial portion of our net sales for the foreseeable future.

We have incurred net losses in each quarter since inception. As of October 31, 2001, we had an accumulated deficit of $784.9 million. Our net loss for the three months ended October 31, 2001 was $87.2 million. This loss resulted from costs incurred in the development and sale of our products and services, from amortization of deferred stock compensation and goodwill, and from charges related to the impairment of certain assets. Additionally, we experienced a significant decline in the demand for our products during the quarter ended October 31, 2001. We believe these decreases substantially resulted from the weakening global economy and a corresponding reduction in information technology spending. The decrease for the three months ended October 31, 2001 was also directly impacted by the terrorist activities in the United States on September 11, 2001. Demand for our products in the directly affected region declined significantly from prior periods and it may continue to decline. Unless there are changes in current macroeconomic conditions, we expect the decreased demand experienced in the last four quarters will continue through the remainder of fiscal year 2002. As a result, we expect to incur additional operating losses and continued negative cash flow from operations through at least fiscal year 2002.

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

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

                                 CACHEFLOW INC.

                                                      Three Months Ended             Six Months Ended
                                                          October 31                    October 31,
                                                   -------------------------    ------------------------
                                                      2001           2000           2001          2000
                                                   ---------      ---------     ----------     ---------
Net sales                                              100.0 %        100.0 %        100.0 %       100.0 %
Cost of goods sold                                      46.9          40.10           42.8         41.40
                                                   ---------      ---------     ----------     ---------
Gross profit                                            53.1           59.9           57.2          58.6

Operating expenses:
 Research and development                               67.8           17.0           55.5          18.6
 Sales and marketing                                    57.6           49.6           50.5          52.3
 General and administrative                             22.9            8.0           15.4           8.3
 Goodwill amortization                                  69.6           45.3           76.2          44.7
 Restructuring                                          19.4              -            7.6             -
 Asset Impairment                                      439.8              -          359.7             -
 Stock Compensation                                     40.2           23.9           39.1          33.8
                                                   ---------      ---------     ----------     ---------
     Total operating expenses                          717.3          143.8          604.0         157.7
                                                   ---------      ---------     ----------     ---------
Operating loss                                        (664.2)         (83.9)        (546.8)        (99.1)
Interest income, net                                     4.1            5.5            4.0           6.8
                                                   ---------      ---------     ----------     ---------

Net loss before income taxes                          (660.1)         (78.4)        (542.8)        (92.3)
Provisions for income taxes                             (0.8)          (0.3)          (0.7)         (0.3)
                                                   ---------      ---------     ----------     ---------
Net loss                                              (660.9)         (78.7)        (543.5)        (92.6)
                                                   ---------      ---------     ----------     ---------

Net loss available to common stockholders             (660.9)%        (78.7)%       (543.5)%       (92.6)%
                                                   =========      =========     ==========     =========

Net Sales. Net sales decreased to $13.2 million for the quarter ended October 31, 2001 from $32.5 million for the quarter ended October 31, 2000 and to $33.6 million for the six months ended October 31, 2001 from $55.0 million for the six months ended October 31, 2000. These decreases were attributable to fewer unit sales and a trend towards our lower end systems which have lower average sales prices from our higher end systems, partially offset by increased service and other product revenue. Also contributing to the lower sales is the impact of the terrorist attacks of September 11, 2001 on our business in the North East region of the United States. During the quarters ended October 31, 2001 and 2000, no customer accounted for more than 10% of our net sales. Unless macroeconomic conditions improve sooner than anticipated, we believe near-term demand for our products will remain soft for the remainder of fiscal year 2002.

Net sales information about our business segments was as follows (in thousands):


                        Three Months Ended        Six Months Ended
                             Oct 31,                   Oct 31,
                        -------------------     --------------------
                         2001        2000         2001        2000
                        --------   --------     --------    --------

North America           $  6,715   $ 13,019     $ 15,104    $ 24,915
Europe                     2,237      6,510        6,883      10,550
Asia-Pacific               4,245     13,019       11,653      19,528
                        --------   --------     --------    --------
Total                   $ 13,197   $ 32,548     $ 33,640    $ 54,993
                        ========   ========     ========    ========

                                 CACHEFLOW INC.

Gross Profit. Gross profit decreased to $7.0 million for the quarter ended October 31, 2001 from $19.5 million for the quarter ended October 31, 2000 and to $19.2 million for the six months ended October 31, 2001 from $32.2 million for the six months ended October 31, 2000. These decreases in gross profit were primarily attributable to the decrease in sales for the quarter ended October 31, 2001. Gross margin decreased to 53.1% for the quarter ended October 31, 2001 from 59.9% for the quarter ended October 31, 2000 and to 57.2% for the six months ended October 31, 2001 from 58.6% for the six months ended October 31, 2000. These decreases in gross margin were principally due to the effect of fixed overhead costs associated with manufacturing on lower volumes.

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

Research and Development. Research and development expenses consist primarily of salaries and benefits, and prototype and testing costs. Research and development expenses increased to $8.9 million for the quarter ended October 31, 2001 from $5.5 million for the quarter ended October 31, 2000 and to $18.7 million for the six months ended October 31, 2001 from $10.2 million for the six months ended October 31, 2000. These increases in research and development expenses in absolute dollars were primarily attributable to increases in staffing and associated support for engineers required to expand and enhance our product line, and, to a lesser extent, expenses related to prototype and testing costs. The restructuring plan implemented in August 2001 resulted in a reduction of research and development staff in certain engineering areas, while requiring the addition of staff with other critical skill sets. Research and development headcount increased to 202 at October 31, 2001 from 109 at October 31, 2000. As a percentage of net sales, research and development expenses increased to 67.8% for the quarter ended October 31, 2001 from 17.0% for the quarter ended October 31, 2000 and to 55.5% for the six months ended October 31, 2001 from 18.6% for the six months ended October 31, 2000. These increases in research and development expenses as a percentage of net sales result from both the significant decrease in sales during the first half of fiscal year 2002 and the significant increase in expenses. Through October 31, 2001, all research and development costs have been expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, commissions and advertising and promotional expenses. Sales and marketing expenses decreased to $7.6 million for the quarter ended October 31, 2001 from $16.2 million for the quarter ended October 31, 2000 and to $17.0 million for the six months ended October 31, 2001 from $28.7 million for the six months ended October 31, 2000. These decreases in sales and marketing expenses in absolute dollars were primarily related to reduced headcount. Sales and marketing headcount decreased to 105 at October 31, 2001 from 207 at October 31, 2000. As a percentage of net sales, sales and marketing expenses increased to 57.6% for the quarter ended October 31, 2001 from 49.6% for the quarter ended October 31, 2000. This increase in sales and marketing expenses as a percentage of net sales results from the decline in sales for the second quarter of our fiscal year 2001 compared to the second quarter of our fiscal year 2000. As a percentage of net sales, sales and marketing expenses decreased to 50.5% for the six months ended October 31, 2001 from 52.3% for the six months ended October 31, 2000. This decrease in sales and marketing expenses as a percentage of net sales occurred even with the lower revenue experienced in the first six months of our current fiscal year, reflecting our efforts to lower expenditures to keep in line with the reduced revenue that we are experiencing. Should growth in demand for our products resume, and after we realize potential efficiencies within our sales and marketing organization, we expect to increase our sales and marketing expenses in absolute dollars in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels. However, should sales decline further in future periods, we may implement additional cost-cutting programs to reduce our sales and marketing expenses.

General and Administrative. General and administrative expenses increased to $3.0 million for the quarter ended October 31, 2001 from $2.6 million for the quarter ended October 31, 2000 and to $5.2 million for the six months ended October 31, 2001 from $4.6 million for the six months ended October 31, 2000. These increases in general and administrative expenses in absolute dollars were primarily attributable to increased bad debt expense of $1.0 million partially offset by the decrease in staffing and associated expenses as the result of the restructuring in August, 2001. General and administrative headcount decreased to 45 at October 31, 2001 from 53 at October 31, 2000. As a percentage of net sales, general and administrative expenses increased to 22.9% for the quarter ended October 31, 2001 from 8.0% for the quarter ended October 31, 2000 and to 15.4% for the six months ended October 31, 2001 from 8.3% for the six months ended October 31, 2000. These increases in general and administrative expenses as a percentage of net sales primarily result from the decline in sales for the second quarter of our fiscal year 2001 compared to the second quarter of our fiscal year 2000 and the increase in the provision for bad debt expense. Should growth in demand for our products resume, and after we have realized potential efficiencies within our current general and administrative organization, we expect general and administrative expenses to increase in absolute dollars as we continue to increase headcount to manage expanding operations and facilities. However, should sales decline further in future periods, we may implement additional cost-cutting programs to reduce our general and administrative expenses.

Stock Compensation. Stock compensation expense decreased to $5.3 million for the quarter ended October 31, 2001 from $7.8 million for the quarter ended October 31, 2000 and to $13.2 million for the six months ended October 31, 2001 from $18.6 million for the six months ended October 31, 2000. These decreases in stock compensation expense in absolute dollars result from terminated employees who had deferred stock compensation charges associated with their employment.

Goodwill Amortization. Goodwill amortization decreased to $9.2 million for the quarter ended October 31, 2001 from $14.7 million for the quarter ended October 31, 2000. This decrease was primarily attributable to the cumulative $335.2 million impairment of assets written off in the quarters ended April 30, 2001 and July 31, 2001 that substantially decreased our goodwill balance. For the duration of our fiscal year 2002, goodwill will be amortized using the straight-line method over the remainder of its three-year life. See "Impairment of assets" below.

Impairment of assets. As discussed further in note 6 "Impairment of Assets" above, each quarter management performs an impairment assessment of its tangible and intangible assets to determine if the enterprise-level goodwill associated with the acquisitions of SpringBank Networks, Inc. and Entera Inc. are impaired. As a result, a $57.8 million and $120.7 million impairment charge, respectively, was recorded to write our net book value down to its market value for the three- and six-month periods ended October 31, 2001, whereas no impairment charge was taken in the comparable prior periods. In accordance with our policy, management will continue to periodically assess the recoverability of its long-lived assets in the future. Given the current economic uncertainty, the general volatility of the financial markets and our use of the market value method to determine impairment charges, if our market capitalization were to again fall below our net book value for an extended period of time, additional impairment charges may be recorded.

Interest Income, Net. Interest income, net, decreased to $0.6 million for the quarter ended October 31, 2001, from $1.8 million for the quarter ended October 31, 2000 and to $1.4 million for the six months ended October 31, 2001, from $3.7 million for the six months ended October 31, 2000. These decreases were primarily attributable to lower interest rates and cash balances.

Liquidity and Capital Resources

Since inception, we have financed our operations and the purchase of property and equipment through private sales of preferred stock, with net proceeds of $37.9 million, through bank loans and equipment leases, and in November 1999, through an initial public offering of our common stock, with net proceeds of $126.5 million, net of underwriting discounts, commissions and estimated offering costs. At October 31, 2001, we had $24.8 million in cash and cash equivalents, $36.9 million in short-term investments, $2.0 million in restricted investments and $56.6 million in working capital.

Net cash used in operating activities was $19.8 million for the six months ended October 31, 2001 and $16.6 million for the six months ended October 31, 2000. We used cash primarily to fund our net losses from operations.

Net cash used in purchases of investments was $10.0 million for the six months ended October 31, 2001 and $34.8 million for the six months ended October 31, 2000. We used cash primarily to purchase short-term securities and expect that, in the future, any cash in excess of current requirements will continue to be invested in high quality, interest-bearing securities.

Capital expenditures were $1.5 million for the six months ended October 31, 2001 and $4.3 million for the six months ended October 31, 2000. Our capital expenditures consisted of purchases of plant, equipment and software.

Net cash provided by financing activities was $0.8 million for the six months ended October 31, 2001 and $9.9 million for the six months ended October 31, 2000. Financing activities for the six months ended October 31, 2001 and 2000 were primarily attributable to the exercise of employee stock options.

We believe that working capital will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. Furthermore, if cash is required due to unanticipated events, we may need additional capital sooner than expected. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., May 1, 2002 for our fiscal year). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued.

The provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001 will be adopted by us on May 1, 2002. We have not fully assessed the impact of these accounting standards. Starting with our May 1, 2002 fiscal year, impairment reviews may result in future periodic write-downs.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (Statement 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for companies with fiscal year end beginning after December 15, 2001 (i.e., May 1, 2002 for our fiscal year). Statement 144 supersedes FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-

Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We have not fully assessed the impact of this accounting standard.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our business, financial condition and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

Risks Related to Macroeconomic Conditions

A continued downturn in macroeconomic conditions or continued concern regarding the recent terrorist activities could adversely impact our existing and potential customers' ability and willingness to purchase our products, which would cause a decline in our sales.

U.S. economic growth slowed significantly in the past several quarters and the recent terrorist activities on September 11, 2001 heightened the concern. There is uncertainty relating to the prospects for near-term U.S. economic growth, as well as the continued threat of terrorism within the United States and Europe and the potential for military action. This slowdown and disruption has contributed to delays in decision-making by our existing and potential customers and a resulting decline in our sales. Continued disruption or a continued slowdown could result in a further decline in our sales and our operating results could again be below the expectations of public market analysts and investors. Our stock may continue to decline in the event that we fail to meet the expectations of public market analysts or investors in the future.

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

To date, our content-smart networking products and related services have accounted for all of our net sales. We anticipate that revenues from our current product family and services will continue to constitute substantially all of our net sales for the foreseeable future. As a result, a decline in the prices of, or demand for, our current product family and services, or their failure to achieve broad market acceptance, would seriously harm our business. As of October 31, 2001, the CacheFlow 600, 700, 6000, and 7000 Series products and CIQ Director are the only products that we currently sell. Our CacheFlow 100 and 500 Series products, which have historically accounted for a substantial portion of our net sales, have been discontinued and replaced by our CacheFlow 600 and 700 Series products that were introduced in September 2000. The 6000 and 7000 Series products that were introduced in November 2000 replaced our CacheFlow 3000 and 5000 Series products, which have also historically accounted for a significant portion of our net sales. We cannot be certain that our CacheFlow 600, 700, 6000 or 7000 Series products and CIQ Director will continue to achieve any significant degree of market acceptance.

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

Our business could be seriously disrupted if we do not maintain the continued service of our senior management, research and development and sales personnel. We have experienced and may continue to experience transition in our management team. The Chairman of the Board, the Chief Technology Officer, and the Chief Financial Officer have been in their positions one year or less. All of our employees are employed on an "at-will" basis. Our ability to conduct our business also depends on our continuing ability to attract, hire, train and retain a number of highly skilled managerial, technical, sales, marketing and customer support personnel. New hires frequently require extensive training before they achieve desired levels of productivity, so a high employee turnover rate could seriously impair our ability to operate and manage our business. We are particularly dependent on retaining and potentially hiring additional personnel to increase our research and development organization. Competition for personnel is intense, especially in the San Francisco Bay Area, and we may fail to retain our key employees, or attract, assimilate or retain other highly qualified personnel in the future. If so, our business would be seriously harmed.

Our variable sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

Because customers have differing views on the strategic importance of implementing content-smart networking solutions, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from two to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. The increasingly complex technological issues associated with content-smart networking solutions, combined with the macro-economic slowdown, contribute to longer sales cycles. We may experience order deferrals or loss of sales as a result of lengthening sales cycles.

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

Our net sales and operating results are likely to vary significantly from quarter to quarter. We believe that quarter-to-quarter comparisons of our operating results should not be relied upon as indicators of future performance. Our operating results were significantly below the expectations of public market analysts for the quarters ended January 31, 2001 and October 31, 2001. It is likely that in some future quarter or quarters, our operating results will again be below the expectations of public market analysts or investors. If this occurs, the price of our common stock could decrease significantly. A number of factors are likely to cause variations in our net sales and operating results, including factors described elsewhere in this "Factors Affecting Future Operating Results" section.

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

A high percentage of our expenses, including those related to manufacturing overhead, service and support, research and development, sales and marketing, general and administrative functions, and amortization of deferred compensation and goodwill, are essentially fixed in the short term. As a result, if our net sales are less than forecasted, our quarterly operating results are likely to be seriously harmed and our stock price would likely decline.

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

For the quarter ended October 31, 2001, sales to customers outside of the United States and Canada accounted for approximately 49% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. We have decreased the size of our international sales force as a part of our reduction in headcount. This may impact our ability to maintain sales in certain international locations. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed. In addition, if we fail to improve our worldwide operational systems, our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information will be adversely affected, seriously harming our business.

We have a history of losses, expect to incur future losses and may never achieve profitability, which could result in the decline of the market price of our common stock.

We incurred net losses of $87.2 million and $25.6 million for the quarter ended October 31, 2001 and 2000, respectively. As of October 31, 2001, we had an accumulated deficit of $784.9 million. We have not had a profitable quarter since our inception and we expect to continue to incur net losses in the future. Our net sales and operating results for the quarter ended January 31, 2001 were significantly below our internal expectations and the expectations of public market analysts and investors. The price of our common stock has decreased significantly as a result. Furthermore, our net sales for the quarter ended October 31, 2001 were significantly lower than expectations of public market analysts and investors. It is likely that in some future quarter or quarters, our operating results will again be below the expectations of public market analysts and/or investors.

We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. We may never achieve profitability. We expect to incur substantial non-cash costs relating to the amortization of deferred compensation and goodwill, which will contribute to our net losses. As of October 31, 2001, we had an aggregate of $12.1 million of deferred compensation and $17.9 million of goodwill to be amortized. We may record additional compensation expense in the future if management decides to modify existing option grants, grant below-market stock options, or make acquisitions that result in the recording of deferred stock compensation. Furthermore, we may record additional asset impairment charges in the future if the Company acquires additional complementary businesses.

If we are unable to raise additional capital, our ability to effectively manage our growth or enhance our products could be harmed.

At October 31, 2001, we had approximately $24.8 million in cash and cash equivalents, $36.9 million in short-term investments, and $2.0 million in restricted investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. Furthermore, if cash is required due to unanticipated events, we may need additional capital sooner than expected. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for content-smart networking solutions develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

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

While we recently reduced headcount in response to current market conditions, we will continually evaluate our internal operational needs based upon market requirements. If this reduction in headcount was not sufficient to respond to market conditions, we may have to continue to downsize, on the other hand, if we are unable to effectively manage future growth and expansion, our business will be seriously harmed. We currently have research and development facilities in Sunnyvale, California; Redmond, Washington;

and Waterloo, Canada. The coordination and management of these product development organizations that are located at different sites requires significant management attention and coordination, particularly from our managerial and engineering organizations. If we are unable to coordinate and manage these separate development organizations, our business will be seriously harmed.

Our ability to compete effectively and to manage any future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. The number of our employees increased from 40 at April 30, 1998 to 407 at October 31, 2001. In February 2000, we implemented a new enterprise resource planning software system that replaced substantially all of our business and manufacturing systems and we expect to add more complementary systems in the future. While we have not had significant problems to date, we recognize that our personnel, systems, procedures and controls may still prove to be inadequate to support our future operational expansion.

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

We presently have several issued patents and pending United States patent applications. Several patent applications pending before the United States Patent Office have been allowed and are expected to issue as United States patents. We cannot assure you that any U.S. patents will be issued from these applications. We cannot assure you that we will be able to detect any infringement or, if infringement is detected, that patents issued or to be issuable will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

There can be no assurance or guarantee that any products, services or technologies that we are presently developing, or will develop in the future, will result in intellectual property that is protectable under law, that this intellectual property will produce competitive advantage for us or that the intellectual property of competitors will not restrict our freedom to operate, or put us at a competitive disadvantage.

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

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, and other events beyond our control. In addition, a substantial portion of our facilities, including our headquarters is located in Northern California, an area susceptible to earthquakes. We do not carry earthquake insurance for earthquake-related losses. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

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

We are the target of lawsuits, which could result in substantial costs and divert management attention and resources.

Numerous putative securities class action lawsuits have been filed in the U.S. District Court for the Southern District of New York against certain public companies, their underwriters, and other individuals arising out of each company's public offering. The first putative class action complaint against us, certain of our current and former officers and directors, and certain underwriters, was filed on June 8, 2001 in the U. S. District Court for the Southern District of New York, and is captioned Colbert Birnet, L.P. v. CacheFlow Inc., et al., Civil Action No. 01-CV-5143. Since then, four other cases have been filed in the U.S. District Court for the Southern District of New York: Powell v. CacheFlow et al., Wesley v. CacheFlow et al, Atlas v. CacheFlow et al and Fellman v. CacheFlow et al. The Complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the company and our current and former officers and directors violated Sections 11, 12(2) and 15 of the Securities Act of 1933, and Sections 10(b) (Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 18, 1999 and December 6, 2000. We anticipate that further lawsuits making substantially similar allegations may be filed. As of September 14, 2001 all of these lawsuits have been consolidated and assigned to Hon. Shira
A. Scheindlin in the Southern District of New York. Various plaintiffs have filed similar actions asserting virtually identical allegations against a large number of other companies. We intend to defend against the allegations in the complaints vigorously. In the future, other types of securities class action lawsuits could be filed against us. Securities class action litigation could result in substantial costs and divert our management's attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C.,v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on our financial position.

Risks Related to Securities Markets

Our stock price is volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

Since our initial public offering in November 1999 through December 7, 2001, the closing market price of our common stock has fluctuated significantly between $0.89 and $164.69. The market price of our common stock may fluctuate significantly in response to the following factors:

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

Substantial sales of our common stock could adversely affect our stock price

Prior to our November 1999 initial public offering, no public market existed for our common stock. Subsequent to our initial public offering, our stock price and the daily volume of shares traded have fluctuated significantly. In the future, the daily volume of shares traded may decline to levels that could heighten the volatility of our stock price. As a result, sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock by potentially introducing a large number of sellers of our common stock into a market in which our common stock price is already volatile, thus driving our common stock price down. Substantial sales can result for several reasons, including a sale of a large block of shares by an institutional shareholder, or groups of shareholders, directors, executives and employees. In February 2001, we issued approximately 1 million restricted shares to our employees, of which fifty percent vested on November 26, 2001 and fifty percent will vest on February 25, 2002. While in November an immaterial number of shares were sold immediately, we cannot be certain that in February 2002 many of these shares will not be sold immediately and without restriction into the public market. Any one of these transactions could adversely affect our stock price.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 49% of total net sales for the three-month period ended October 31, 2001.

We are exposed to market price risk on an equity security included in our short-term investments that was acquired in our acquisition of Entera Inc. This investment is in a publicly traded company in the volatile high-technology industry sector. We do not attempt to reduce or eliminate our market exposure on this security and as a result, the amount of income and cash flow that we ultimately realize from this investment in future periods may vary materially from the current unrealized amount. A 50% adverse change in the equity price would result in an approximate $0.4 million decrease in the fair value of our equity security as of October 31, 2001.

The hypothetical changes and assumptions discussed above will be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future will differ from those described above.

As of October 31, 2001, we had approximately $62.2 million invested primarily in certificates of deposit, and fixed-rate, short-term corporate and U.S. government debt securities which are subject to interest rate risk and will decrease in value if U.S. market interest rates decrease. We do not hold any derivative investments and maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. As of October 31, 2001, no significant changes in our investment policy have occurred since our Annual Report on Form 10-K for the year ended April 30, 2001, however, interest rates have declined significantly and our cash available for investment has declined to $62.2 million at October 31, 2001 from $82.9 million at April 30, 2001.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Numerous putative securities class action lawsuits have been filed in the U.S. District Court for the Southern District of New York against certain public companies, their underwriters, and other individuals arising out of each company's public offering. The first putative class action complaint against us, certain of our current and former officers and directors, and certain underwriters, was filed on June 8, 2001 in the U. S. District Court for the Southern District of New York, and is captioned Colbert Birnet, L.P. v. CacheFlow Inc., et al., Civil Action No. 01-CV-5143. Since then, four other cases have been filed in the U.S. District Court for the Southern District of New York: Powell v. CacheFlow et al., Wesley v. CacheFlow et al, Atlas v. CacheFlow et al and Fellman v. CacheFlow et al. The Complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the company and our current and former officers and directors violated Sections 11, 12(2) and 15 of the Securities Act of 1933, and Sections 10(b) (Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 18, 1999 and December 6, 2000. We anticipate that further lawsuits making substantially similar allegations may be filed. As of September 14, 2001 all of these lawsuits have been consolidated and assigned to Hon. Shira
A. Scheindlin in the Southern District of New York. Various plaintiffs have filed similar actions asserting virtually identical allegations against a large number of other companies. We intend to defend against the allegations in the complaints vigorously. In the future, other types of securities class action lawsuits could be filed against us. Securities class action litigation could result in substantial costs and divert our management's attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C.,v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on our financial position.

Item 2. Changes in Securities and Use of Proceeds

None

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on Wednesday, August 29, 2001 at our corporate headquarters in Sunnyvale, California. Of the 43,420,426 shares outstanding as of the record date, 34,584,333 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1) To elect the following five directors of the Board of Directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified:

                                        Votes for               Votes Withheld
                                        ---------               --------------
Brian M. NeSmith                        32,893,626              1,690,707
Marc Andreessen                         34,114,622                469,711
David W. Hanna                          34,262,501                321,832

Philip Koen                     34,335,448                      248,885
Andrew S. Rachleff              34,331,102                      253,231

(2) To ratify our appointment of Ernst & Young LLP as independent accountants for our fiscal year ending April 30, 2002.

Votes for:                                                   34,543,538
Votes against:                                                   25,138
Votes abstaining:                                                15,657

Item 6.  Exhibits and Reports on Form 8-K

         (a) List of Exhibits:  None

         (b) No Form 8-K was filed during the quarter ended October 31, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CACHEFLOW INC.


                                        /s/ Robert Verheecke
                                        ----------------------------
                                        Robert Verheecke
                                        Chief Financial and Accounting Officer

Dated: December 14, 2001