Form 10-Q
period 2002-01-31
CACHEFLOW INC
filed 2002-03-14
CIK 1095600

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

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

Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
                          CLASS                      February 28, 2002
                          -----                      -----------------

Common Stock, par value $0.0001                         44,132,970

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I. FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of January 31, 2002 and
            April 30, 2001                                                                  3

            Condensed Consolidated Statements of Operations for the three and nine
            months ended January 31, 2002 and January 31, 2001                              4

            Condensed Consolidated Statements of Cash Flows for the nine months
            ended January 31, 2002 and January 31, 2001                                     5

            Notes to Condensed Consolidated Financial Statements                         6-10

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                       11-26

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                     26

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                              27

Item 2.     Changes in Securities and Use of Proceeds                                      27

Item 6.     Exhibits and Reports on Form 8-K                                               27

SIGNATURES                                                                                 28

                                 CACHEFLOW INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)

                                                   January 31,    April 30,
                                                      2002          2001
                                                   -----------    ---------
                                                                   Note (1)
ASSETS
Current assets:
   Cash and cash equivalents                       $    11,403    $  55,356
   Short-term investments                               40,391       26,208
   Restricted investments                                    -          765
   Accounts receivable, net                              7,063       14,365
   Inventories                                           3,627        7,018
   Prepaid expenses and other current assets             1,885        3,240
                                                   -----------    ---------
Total current assets                                    64,369      106,952

Property and equipment, net                             10,529       12,563
Restricted investments                                   1,991        1,991
Goodwill, net                                           12,255      164,264
Other assets                                             1,278        1,462
                                                   -----------    ---------
Total assets                                       $    90,422    $ 287,232
                                                   ===========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $     1,934    $   6,761
   Accrued payroll and related benefits                  3,450        6,034
   Deferred revenue                                      7,836        7,371
   Other accrued liabilities                             4,728        8,906
                                                   -----------    ---------
Total current liabilities                               17,948       29,072

Deferred revenue (less current portion)                  1,598        1,409
                                                   -----------    ---------
Total liabilities                                       19,546       30,481

Commitments

Stockholders' equity:
   Common stock                                              4            4
   Additional paid-in capital                          886,820      896,773
   Treasury stock                                       (1,906)      (3,994)
   Notes receivable from stockholders                      (80)        (573)
   Deferred stock compensation                          (8,082)     (33,348)
   Accumulated deficit                                (805,930)    (601,901)
   Accumulated other comprehensive income (loss)            50         (210)
                                                   -----------    ---------
Total stockholders' equity                              70,876      256,751
                                                   -----------    ---------
Total liabilities and stockholders' equity         $    90,422    $ 287,232
                                                   ===========    =========

      See notes to condensed consolidated financial statements.

                                 CACHEFLOW INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in thousands, except per share amounts)

                                                     Three Months Ended           Nine Months Ended
                                                         January 31,                January 31,
                                               --------------------------   ------------------------
                                                   2002           2001         2002         2001
                                               -------------   ----------   -----------   ----------
Net sales                                      $  10,893     $   21,225     $    44,533   $   76,218
Cost of goods sold                                 5,246          7,738          19,648       27,929
                                               ---------     ----------     -----------   ----------
Gross profit                                       5,647         13,487          24,885       48,289

Operating expenses:
   Research and development                        9,167          7,496          27,842       17,742
   Sales and marketing                             6,389         22,367          23,379       53,705
   General and administrative                      2,214          3,425           7,391        7,991
   Goodwill amortization                           2,168         29,718          27,798       54,299
   Acquired in-process technology                      -         32,200               -       32,200
   Restructuring                                       -              -           2,558            -
   Asset impairment                                2,768              -         123,756            -
   Stock compensation                              3,839         38,942          16,996       57,507
                                               ---------     ----------     -----------   ----------
Total operating expenses                          26,545        134,148         229,720      223,444
                                               ---------     ----------     -----------   ----------

Operating loss                                   (20,898)      (120,661)       (204,835)    (175,155)
Interest income (expense) and other, net             (17)         1,682           1,343        5,395
                                               ---------     ----------     -----------   ----------

Net loss before income taxes                     (20,915)      (118,979)       (203,492)    (169,760)
Provision for income taxes                          (102)          (227)           (347)        (396)
                                               ---------     ----------     -----------   ---------
Net loss                                       $ (21,017)    $ (119,206)    $  (203,839)  $ (170,156)
                                               =========     ==========     ===========   ==========


Basic and diluted net loss per common share    $   (0.50)    $    (3.19)    $     (4.94)  $    (4.89)
                                               =========     ==========     ===========   ==========
Shares used in computing basic and diluted
   net loss per common share                      41,907         37,311          41,235       34,778
                                               =========     ==========     ===========   ==========

           See notes to condensed consolidated financial statements.

                                 CACHEFLOW INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                          Nine Months Ended
                                                                             January 31,
                                                                    ------------------------------
                                                                       2002                2001
                                                                    ---------            ---------
Operating Activities
Net loss                                                            $(203,839)           $(170,156)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization                                          3,305                1,661
 Stock compensation                                                    16,996               57,507
 Goodwill amortization                                                 27,798               54,299
 Acquired in-process technology                                            --               32,200
 Asset impairment                                                     123,756                   --
 Interest on notes receivable from stockholders                           (16)                (157)
 Changes in operating assets and liabilities:
   Accounts receivable                                                  7,302              (14,197)
   Inventories                                                          3,391               (9,483)
   Prepaid expenses and other current assets                            1,355                 (881)
   Other assets                                                            84                  354
   Deferred revenue                                                       654                   --
   Accounts payable                                                    (4,827)                (815)
   Accrued liabilities                                                 (6,072)               7,058
                                                                    ---------            ---------
Net cash used in operating activities                                 (30,113)             (42,610)

Investing Activities
Purchases of property and equipment                                    (1,506)              (7,416)
Purchases of investments, net                                         (13,158)             (19,501)
Cash aquired in business acquisition                                       --                7,813
                                                                    ---------            ---------
Net cash used in investing activities                                 (14,664)             (19,104)

Financing Activities
Net proceeds from issuance of common stock                                788               13,053
Repayment of notes receivable                                             232                   --
Repurchase of employee stock                                             (196)                 (68)
                                                                    ---------            ---------
Net cash provided by financing activities                                 824               12,985
                                                                    ---------            ---------
Net decrease in cash and cash equivalents                             (43,953)             (48,729)
Cash and cash equivalents at beginning of period                       55,356               91,532
                                                                    ---------            ---------
Cash and cash equivalents at end of period                          $  11,403            $  42,803
                                                                    =========            =========

Non-cash investing and financing activities
Treasury stock retirement                                           $     190            $      --
                                                                    =========            =========
Net exercise of stock warrants                                             --                  485
                                                                    =========            =========

Amounts related to business acquisitions:
 Issuance of common stock and assumption of stock options           $      --            $ 579,076
                                                                    =========            =========
 Net liabilities assumed                                            $      --            $   7,013
                                                                    =========            =========

            See notes to condensed consolidated financial statements.

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                   (Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements and related notes as of January 31, 2002, and for the three- and nine-month periods then ended, are unaudited, but include all adjustments, consisting of normal recurring adjustments, that we consider necessary for a fair presentation of our consolidated financial position, operating results and cash flows for the interim date and periods presented. Results for the quarter ended January 31, 2002 are not necessarily indicative of results for the entire fiscal year or future periods.

Certain prior year amounts in the condensed consolidated statements of operations have been reclassified to conform to the current period presentation. These classifications did not affect net income. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended April 30, 2001, included in our annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2001.

Note 2. Geographic Sales

We operate primarily in a single operating segment, providing caching appliances and content delivery technologies that are purpose-built to accelerate and optimize the delivery of content to end-users over the internet and over private local and wide area networks. We operate in North America, Europe and Asia-Pacific. At January 31, 2002 and 2001, less than 10% of our assets were located outside the United States.

Net sales information about our geographic sales was as follows (in thousands):

                                 Three Months Ended          Nine Months Ended
                                     January 31,               January 31,
                                --------------------       --------------------
                                  2002         2001          2002         2001
                                -------      -------       -------      -------

      North America             $ 5,200      $ 7,217       $20,304      $32,132
      Europe                      2,717        5,306         9,600       15,856
      Asia-Pacific                2,976        8,702        14,629       28,230
                                -------      -------       -------      -------
      Total                     $10,893      $21,225       $44,533      $76,218
                                =======      =======       =======      =======

Note 3. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 4. Revenue Recognition

We generally recognize product revenue upon shipment, assuming that evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable, unless we have future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recorded ratably over the life of the contract. Maintenance contract revenue recognized was

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                   (Unaudited)

$1.9 million and $1.1 million, respectively, for the three months ended January 31, 2002 and 2001 and $5.4 million and $2.4 million, respectively, for the nine months ended January 31, 2002 and 2001.

Note 5. Inventories

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method. Inventories consist of the following (in thousands):

                                               January 31,       April 30,
                                                  2002             2001
                                                ---------        ---------

     Raw materials                              $   1,254        $   2,631
     Work-in-process                                  342              593
     Finished goods                                 2,031            3,794
                                                ---------        ---------
                                                $   3,627        $   7,018
                                                =========        =========

Note 6. Litigation

In June and July 2001, a series of putative securities class actions were filed on behalf of persons who purchased our stock between November 18, 1999 and June 8, 2001 in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned Colbert Birnet, LP v. CacheFlow, Inc., et al., Civil Action No. 1-01-CV-5143. The complaints generally allege that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaints seek unspecified damages against the underwriters, our company, and certain of our current and former directors and officers. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company's public offerings. The lawsuits against our company, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. We intend to defend against the allegations in the complaints vigorously and we believe the outcome would not have a material adverse effect on the business, results of operations or financial condition of our company.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C.,v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on the business, results of operations or financial condition of our company.

From time to time and in the ordinary course of business, we may be subject to various other claims, charges and litigation. In the opinion of management, final judgments from such other pending claims, charges and litigation, if any, against us would not have a material adverse effect on the business, results of operations or financial condition of our company.

Note 7. Impairment of Assets

In accordance with our policy, management continues to assess the recoverability of our long-lived assets. Given the current economic uncertainty and the general volatility of the financial markets, our market

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                  (Unaudited)

capitalization has fallen below our net book value for the quarter ended January 31, 2002. Management performed an impairment assessment of long-lived assets and determined that certain enterprise level goodwill recorded in connection with our Springbank Networks, Inc. and Entera, Inc. acquisitions is not fully recoverable. As a result, we recorded a $2.8 million and $123.8 million impairment charge in the three- and nine-month periods ended January 31, 2002 to reduce goodwill to its estimated fair value based on the market value method. The estimate of fair value was based upon our average market capitalization, which was calculated using our average closing stock price surrounding January 31, 2002. For the duration of our fiscal year, goodwill will be amortized using the straight-line method over the remainder of its three-year life. No write-downs were recorded for the three- and nine-month periods ended January 31, 2001.

Note 8.  Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Included in other comprehensive income (loss) are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in "Accumulated other comprehensive loss" in the stockholders' equity section of the balance sheet. The comprehensive net loss for the three- and nine-month periods ended January 31, 2002 were $20.7 million and $203.6 million, respectively, and for the three- and nine-month periods ended January 31, 2001 were $120.7 million and $171.6 million, respectively.

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

                                                         Three months ended         Nine months ended
                                                             January 31,                January 31,
                                                       -----------------------   ------------------------
                                                          2002         2001        2002          2001
                                                       ----------    ---------   ---------     ----------
           Historical:
              Net loss available to common
              stockholders                               $(21,017)   $(119,206)  $(203,839)     $(170,156)
                                                       ==========    =========   =========     ==========

              Weighted-average shares of common
                stock outstanding                          43,397       41,909      43,315         39,750
              Less: Weighted-average shares subject
                to repurchase                              (1,490)      (4,598)     (2,080)        (4,972)
                                                       ----------    ---------   ---------     ----------
              Weighted-average shares used in
                computing basic and diluted net
                loss per common share                      41,907       37,311      41,235         34,778
                                                       ==========    =========   =========     ==========
              Basic and diluted net loss per common
                share                                    $  (0.50)   $   (3.19)  $   (4.94)     $   (4.89)
                                                       ==========    =========   =========     ==========

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                  (Unaudited)

We have excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Note 10.  Stockholders' Equity

Common Stock

We have entered into Stock Purchase Agreements in connection with the sale of common stock to employees, directors and third parties. We typically have the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the employee's and director's service periods. The repurchase right generally declines on a percentage basis over four years based on each respective employee's continued employment with us and the director's continued membership on the Board of Directors. As of January 31, 2002 and 2001, 1,363,343 and 4,387,438 shares, respectively, of common stock issued under these agreements were subject to repurchase.

Stock Compensation

Our deferred stock compensation balance generally represents the difference between the exercise price and the deemed fair value of stock options and warrants granted to employees, consultants, directors and third parties on the date such stock awards were granted. Additionally, we have completed other stock-based transactions that impact deferred stock compensation (such as acquisitions, in which the outstanding options of the acquired entity are assumed, or instances where certain modifications are made to the terms and conditions of option grants subsequent to the grant date). Stock compensation expense is recorded over the option vesting period, generally two to four years, or immediately if there is no vesting period. We recorded stock compensation expense of $3.8 million and $38.9 million, respectively, for the three months ended January 31, 2002 and 2001, and $17.0 million and $57.5 million, respectively, for the nine months ended January 31, 2002 and 2001. At January 31, 2002 and April 30, 2001, we had $8.1 million and $33.3 million, respectively, of remaining unamortized deferred stock compensation. Such amounts are included as a reduction of stockholders' equity and are being amortized using a graded method over the vesting period of each respective option.

Note 11.  Restructuring

In August 2001, we announced a restructuring plan and incurred $2.6 million in restructuring costs in the quarter ended October 31, 2001 to complete this effort, which included employee severance costs of approximately $1.7 million and certain contract termination costs of approximately $0.9 million. We also announced a restructuring plan in February 2001 and incurred $1.8 million in restructuring charges, of which $0.9 million was accrued as of April 30, 2001. These plans were instituted in response to the economic slowdown that negatively impacted the demand for our products in the fourth quarter of fiscal year 2001 and first quarter of fiscal year 2002, as potential customers deferred spending on their Internet and intranet infrastructure. These restructuring plans were designed to more closely align spending with our sales projections for the respective fiscal year 2001 and for the remainder of our fiscal year 2002. As of October 31, 2001, severance and contract termination payments for the February 2001 restructuring plan were completed. For the August 2001 restructuring plan, severance payments to domestic and international employees were substantially completed at January 31, 2002, and of the $2.6 million restructuring charges, $2.1 million had been paid, leaving a remaining accrual of $0.5 million for contract termination fees.

                                 CACHEFLOW INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                  (Unaudited)

Note 12. Subsequent Event

Restructuring Plan

In February 2002, we announced a new restructuring plan to significantly reduce our operating expenses and to further align our organization with current market conditions, future revenue expectations and our planned future product direction to focus on enabling organizations to protect, control and accelerate their web-enabled networks. This restructuring is expected to result in a 45-50 percent reduction in headcount from the 410 individuals employed at the end of January 31, 2002. We expect to incur a one-time charge to complete this effort in the quarter ended April 30, 2002, which will primarily include employee severance costs, facilities closure costs, fixed asset impairment charges and contract termination fees. Management is currently assessing the impact of this plan and has not yet determined an estimate of the expected charge.

                                 CACHEFLOW INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future in particular the statements regarding product introductions, operations and headcount reduction. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in solutions markets, new product introduction, macroeconomic conditions, fluctuations in quarterly operating results, unable to raise additional capital, uncertainty in future operating results, litigation, product concentration, competition, technological changes, management of our growth, expansion and downsizing, integration of acquisitions, key employee retention and transitions and other risks discussed in this item under the heading "Factors Affecting Future Operating Results" and the risks discussed in our other Securities and Exchange Commission filings.

Overview

We design, develop, market and support caching appliances and content delivery technologies that are purpose-built to accelerate and optimize the delivery of content to end-users over the internet and private, local and wide area networks. We were founded in March 1996 and began commercial shipment of our first caching appliances in May 1998. Since that time, we have introduced other caching appliances and content delivery technologies, which have a variety of hardware configurations, designed for the different price, performance, capacity and reliability requirements of our customers. The list prices of our caching appliances increase as they become more highly configured. Substantially all of our net sales through January 31, 2002 were attributable to sales and services of our caching appliance products.

In February 2002, we announced new products, technologies and partnerships to address the emerging security gateway market opportunity, which is being driven by customer requirements for protection, control and acceleration of their web-enabled networks beyond the capabilities provided by traditional firewalls, proxy servers and caching devices. We intend to leverage our customer's existing investments in web and security infrastructure, and our new products, partnerships and technologies to enable businesses to increase web security and reduce management and administration costs. We expect that customers will utilize the new CacheFlow Security Gateway and related products to deploy web security applications such as authorization management, content filtering, web usage monitoring, virus scanning, content security and network bandwidth protection. Our new strategy and products address what we believe is a new layer of security infrastructure for web applications that blends policy-based security and protection functionality with the traditional control of the proxy server and the content acceleration of the cache. We anticipate that the new products and services will account for a substantial portion of our net sales for the foreseeable future.

We have incurred net losses in each quarter since inception. As of January 31, 2002, we had an accumulated deficit of $805.9 million and our net loss for the three months ended January 31, 2002 was $21.0 million. This loss resulted from costs incurred in the development and sale of our products and services, from amortization of deferred stock compensation and goodwill and from charges related to the impairment of certain assets. Additionally, we continued to experience a significant decline in the demand for our products during the quarter ended January 31, 2002. We believe these decreases substantially resulted from the weakening global economy and a corresponding reduction in information technology spending. Unless there are changes in current macroeconomic conditions, we expect that the lowered levels of demand experienced in the last five quarters will continue through the remainder of fiscal year 2002 and into fiscal year 2003. As a result, we expect to incur additional operating losses and continued negative cash flows from operations through at least fiscal year 2003.

                                 CACHEFLOW INC.


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

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

                                                    Three Months Ended     Nine Months Ended
                                                       January 31,             January 31,
                                                   --------------------   --------------------
                                                     2002        2001       2002        2001
                                                   --------    --------   --------    --------
Net sales                                           100.0 %     100.0 %    100.0 %     100.0 %
Cost of goods sold                                   48.2        36.5       44.1        36.6
                                                   ------      ------     ------      ------
Gross profit                                         51.8        63.5       55.9        63.4

Operating expenses:
   Research and development                          84.2        35.3       62.5        23.3
   Sales and marketing                               58.7       105.4       52.5        70.5
   General and administrative                        20.3        16.1       16.6        10.5
   Goodwill amortization                             19.9       140.0       62.4        71.2
   Acquired in-process technology                       -       151.7          -        42.2
   Restructuring                                        -           -        5.7           -
   Asset impairment                                  25.4           -      277.9           -
   Stock compensation                                35.2       183.5       38.2        75.5
                                                   ------      ------     ------      ------
     Total operating expenses                       243.7       632.0      515.8       293.2
                                                   ------      ------     ------      ------
Operating loss                                     (191.9)     (568.5)    (459.9)     (229.8)
Interest income (expense) and other, net             (0.2)        7.9        3.0         7.1
                                                   ------      ------     ------      ------
Net loss before income taxes                       (192.1)     (560.6)    (456.9)     (222.7)
Provision for income taxes                           (0.9)       (1.1)      (0.8)       (0.5)
                                                   ------      ------     ------      ------
Net loss                                           (193.0)%    (561.7)%   (457.7)%    (223.2)%
                                                   ======      ======     ======      ======

Net Sales. Net sales decreased to $10.9 million for the quarter ended January 31, 2002 from $21.2 million for the quarter ended January 31, 2001, and to $44.5 million for the nine months ended January 31, 2002 from $76.2 million for the nine months ended January 31, 2001. These decreases were attributable to fewer unit sales and a trend towards our lower end systems, which have lower average sales prices from our higher end systems, partially offset by increased service and other product revenue. During the quarters ended January 31, 2002 and 2001, no customer accounted for more than 10% of our net sales. Unless macroeconomic conditions improve sooner than anticipated, we believe near-term demand for our products will remain soft for the remainder of fiscal year 2002 and into fiscal year 2003.

Gross Profit. Gross profit decreased to $5.6 million for the quarter ended January 31, 2002 from $13.5 million for the quarter ended January 31, 2001, and to $24.9 million for the nine months ended January 31, 2002 from $48.3 million for the nine months ended January 31, 2001. These decreases in gross profit were primarily attributable to the decrease in sales for the quarter and nine months ended January 31, 2002. Gross margin decreased to 51.8% for the quarter ended January 31, 2002 from 63.5% for the quarter ended January 31, 2001, and to 55.9% for the nine months ended January 31, 2002 from 63.4% for the nine months ended January 31, 2001. These decreases in gross margin were principally due to the effect of fixed manufacturing overhead costs on lower volumes.

                                 CACHEFLOW INC.


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

Research and Development. Research and development expenses consist primarily of salaries and benefits, and prototype and testing costs. Research and development expenses increased to $9.2 million for the quarter ended January 31, 2002 from $7.5 million for the quarter ended January 31, 2001 and to $27.8 million for the nine months ended January 31, 2002 from $17.7 million for the nine months ended January 31, 2001. These increases in research and development expenses in absolute dollars were primarily attributable to increases in staffing and associated support for engineers required to expand and enhance our product line, and, to a lesser extent, expenses related to prototype and testing costs. The average research and development headcount for the three- and nine-month periods ended January 31, 2002 were 202 and 208, respectively, and for the three- and nine-month periods ended January 31, 2001 were 155 and 137, respectively. Research and development headcount was 203 at January 31, 2002 and January 31, 2001. As a percentage of net sales, research and development expenses increased to 84.2% for the quarter ended January 31, 2002 from 35.3% for the quarter ended January 31, 2001 and to 62.5% for the nine months ended January 31, 2002 from 23.3% for the nine months ended January 31, 2001. These increases in research and development expenses as a percentage of net sales result from both the significant decrease in sales during the first three quarters of fiscal year 2002 and the significant increase in expenses. Through January 31, 2002, all research and development costs have been expensed as incurred. We expect research and development expenses to decrease beginning with the first quarter of our fiscal year 2003 as the result of the restructuring plan implemented in February 2002. Should growth in demand for our products resume, and after we realize potential efficiencies within our research and development organization, we expect to increase our research and development expenses in absolute dollars as we continue to increase headcount to provide for development of new products. However, should sales decline further in future periods, we may implement additional cost-cutting programs to reduce our research and development expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, commissions, advertising and promotional expenses. Sales and marketing expenses decreased to $6.4 million for the quarter ended January 31, 2002 from $22.4 million for the quarter ended January 31, 2001, and to $23.4 million for the nine months ended January 31, 2002 from $53.7 million for the nine months ended January 31, 2001. These decreases in sales and marketing expenses in absolute dollars were primarily related to reduced headcount. Sales and marketing headcount decreased to 119 at January 31, 2002 from 229 at January 31, 2001. As a percentage of net sales, sales and marketing expenses decreased to 58.7% for the quarter ended January 31, 2002 from 105.4% for the quarter ended January 31, 2001, and to 52.5% for the nine months ended January 31, 2002 from 70.5% for the nine months ended January 31, 2001. These decreases in sales and marketing expenses as a percentage of net sales occurred even with the lower revenue experienced in the first nine months of our current fiscal year, reflecting our efforts to lower expenditures to keep more in line with the reduced revenue that we are experiencing. Should growth in demand for our products resume, and after we realize potential efficiencies within our sales and marketing organization, we expect to increase our sales and marketing expenses in absolute dollars in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels. However, should sales decline further in future periods, we may implement additional cost-cutting programs to reduce our sales and marketing expenses.

General and Administrative. General and administrative expenses decreased to $2.2 million for the quarter ended January 31, 2002 from $3.4 million for the quarter ended January 31, 2001, and to $7.4 million for the nine months ended January 31, 2002 from $8.0 million for the nine months ended January 31, 2001. These decreases in general and administrative expenses in absolute dollars were primarily attributable to decreases in staffing and associated expenses. General and administrative headcount decreased to 43 at January 31, 2002 from 62 at January 31, 2001. As a percentage of net sales, general and administrative

                                 CACHEFLOW INC.


expenses increased to 20.3% for the quarter ended January 31, 2002 from 16.1% for the quarter ended January 31, 2001, and to 16.6% for the nine months ended January 31, 2002 from 10.5% for the nine months ended January 31, 2001. These increases in general and administrative expenses as a percentage of net sales primarily result from the decline in sales experienced in the first nine months of our fiscal year 2002 compared to the first nine months of our fiscal year 2001 and the increase in the provision for bad debt expense in the second quarter of our fiscal year 2002. We expect general and administrative expenses to decrease beginning with the first quarter of our fiscal year 2003 as the result of the restructuring plan implemented in February 2002. Should growth in demand for our products resume, and after we have realized potential efficiencies within our current general and administrative organization, we expect general and administrative expenses to increase in absolute dollars as we continue to increase headcount to manage expanding operations and facilities. However, should sales decline further in future periods, we may implement additional cost-cutting programs to reduce our general and administrative expenses.

Stock Compensation. Stock compensation expense decreased to $3.8 million for the quarter ended January 31, 2002 from $38.9 million for the quarter ended January 31, 2001, and to $17.0 million for the nine months ended January 31, 2002 from $57.5 million for the nine months ended January 31, 2001. These decreases in stock compensation expense in absolute dollars result from the reduction in the number of employees who had deferred stock compensation charges associated with their employment.

Goodwill Amortization. Goodwill amortization decreased to $2.2 million for the quarter ended January 31, 2002 from $29.7 million for the quarter ended January 31, 2001. This decrease was primarily attributable to the cumulative $393.0 million impairment of assets written off in the quarters ended April 30, July 31, and October 31, 2001 that substantially decreased our goodwill balance. Furthermore, the purchase price accounting for the acquisition of Entera Inc. was completed during the quarter ended January 31, 2002, resulting in a reduction of $0.7 million to goodwill. For the duration of our fiscal year 2002, goodwill will be amortized using the straight-line method over the remainder of its three-year life. See "Impairment of assets" below.

Impairment of Assets. As discussed further in note 7 "Impairment of Assets" in the notes to condensed consolidated financial statements, each quarter management performs an impairment assessment of its tangible and intangible assets to determine if the enterprise-level goodwill associated with the acquisitions of SpringBank Networks, Inc. and Entera Inc. is impaired. As a result, a $2.8 million and $123.8 million impairment charge, respectively, was recorded to reduce our net book value to its market value for the three- and nine-month periods ended January 31, 2002, whereas no impairment charge was taken in the comparable prior periods. In accordance with our policy, management will continue to periodically assess the recoverability of its long-lived assets in the future. Given the current economic uncertainty, the general volatility of the financial markets and our use of the market value method to determine impairment charges, if our market capitalization were to again fall below our net book value for an extended period of time, additional impairment charges may be recorded.

 Interest Income (Expense) and Other, Net. Net interest income and other expenses recorded for the quarter ended January 31, 2002 were $0.02 million compared to net interest income and other expenses of $1.7 million for the quarter ended January 31, 2001, and $1.3 million for the nine months ended January 31, 2002, compared to $5.4 million for the nine months ended January 31, 2001. In general, the decreases in interest income and other expenses are due to the lower interest rates and cash available for investment. The net interest income and other expenses of $0.02 million recorded for the quarter ended January 31, 2002 includes the $0.3 million reflecting an other than temporary decline in value of our available-for-sale securities.

Liquidity and Capital Resources

Since inception, we have financed our operations and the purchase of property and equipment through private sales of preferred stock, with net proceeds of $37.9 million, through bank loans and equipment leases, and in November 1999, through an initial public offering of our common stock, with net proceeds of $126.5 million, net of underwriting discounts, commissions and estimated offering costs. At January 31,

                                 CACHEFLOW INC.

2002, we had $11.4 million in cash and cash equivalents, $40.4 million in short-term investments, $2.0 million in restricted investments and $46.4 million in working capital.

Net cash used in operating activities was $30.1 million for the nine months ended January 31, 2002 and $42.6 million for the nine months ended January 31, 2001. We used cash primarily to fund our net losses from operations. We implemented a strategic restructuring plan in the fourth quarter of our fiscal year 2002 to reduce our net cash used in operating activities beginning with the first quarter of our fiscal year 2003.

Net cash used in purchases of investments was $13.2 million for the nine months ended January 31, 2002 and $19.5 million for the nine months ended January 31, 2001. We used cash primarily to purchase short-term securities and expect that, in the future, any cash in excess of current requirements will continue to be invested in high quality, interest-bearing securities.

Capital expenditures were $1.5 million for the nine months ended January 31, 2002 and $7.4 million for the nine months ended January 31, 2001. Our capital expenditures consisted of purchases of equipment and software.

Net cash provided by financing activities was $0.8 million for the nine months ended January 31, 2002 and $13.1 million for the nine months ended January 31, 2001. Financing activities for the nine months ended January 31, 2002 and 2001 were primarily attributable to the exercise of employee stock options.

With the restructuring plan that began in February 2002 and our future sales projection, we believe that working capital will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. Furthermore, if cash is required due to unanticipated events, we may need additional capital sooner than expected. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

                                 CACHEFLOW INC.

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

Risks Related to the Content-Smart Networking and Comprehensive Security Solutions Markets

The markets for Content-Smart Networking and Comprehensive Security Solutions are relatively new and rapidly evolving, and if these markets do not develop as we anticipate, our sales may not grow and may even decline.

Sales of our products depend on increased demand for Content-Smart Networking and New Comprehensive Security Solutions. The markets for Content-Smart Networking and New Comprehensive Security Solutions are new and rapidly evolving markets. If the markets for Content-Smart Networking and New Comprehensive Security Solutions fail to grow as we anticipate, or grow more slowly than we anticipate, our business will be seriously harmed. We have just announced the availability of our comprehensive security solutions to the marketplace and we do not yet know if there will be market acceptance of these new products. In addition, our business will be harmed if the markets for Content-Smart Networking and New Comprehensive Security Solutions continue to be negatively impacted by uncertainty surrounding macro-economic growth. Because these markets are new, we cannot predict their potential size or future growth rate.

There is no guarantee that we will accurately predict the direction in which the content-smart networking or comprehensive security market will evolve. Failure on our part to anticipate the direction of the market and develop products that meet those emerging needs will significantly impair our business and operating results and our financial condition will be materially adversely affected.

We have just announced our Comprehensive Security Solution product line to the marketplace. We may not experience market acceptance of our product, we may experience manufacturing difficulties surrounding the release of these products, or we may discover errors in the products' performance.

We have invested significant research and development time and expense in the development of our new Comprehensive Security Solution product line. As we introduce the products to the market, we may find the market reaction to our product to be less than anticipated, or the market may not develop as quickly as we expected.

We must be able to manufacture the new products in high enough volumes so that we can have an adequate supply if we experience customer demand. If there is not enough demand, we must manufacture the new products at acceptable costs. This requires us to be able to accurately forecast customer demand so that we can procure the appropriate components at optimal costs. We must manage this product's introduction to minimize the impact of customer-delayed purchases of existing products in anticipation of this release.

Our products may contain undetected errors, and these defects may be found following introduction and shipment of our new products. If such errors exist with our new products this could result in lost revenues and delays in customer acceptance and could be detrimental to our business and reputation.

We expect increased competition and, if we do not compete effectively, we could experience a loss in our market share and sales.

The market for Content-Smart Networking Solutions is intensely competitive, evolving and subject to rapid technological change. Primary competitive factors that have typically affected our market include product features such as response time, capacity, reliability, scalability, and ease of use, as well as price and

                                 CACHEFLOW INC.

customer support. More recently, added functionality that enables customers to manage and distribute richer, more dynamic forms of Web content (images, streaming video, etc.) has become an increasingly important competitive factor in our market. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including Cisco Systems, Inktomi, Network Appliance, Volera and various others using publicly available, free software. In addition, we expect additional competition from other established and emerging companies as the market for content-smart networking continues to develop and expand.

The market for Comprehensive Security Solutions is just developing. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully and we cannot be certain that competitive pressures we will face will not seriously harm our business. Our competitors in this market will vary in size and in the scope and breadth of the products and services they offer. We will encounter competition from a variety of companies, including Microsoft, Netscape, Computer Associates, Tumbleweed Communications, Baltimore Technologies and various others. In addition, we expect additional competition from other established and emerging companies as the market for comprehensive security solutions continues to develop and expand.

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

Risks Related to Macroeconomic Conditions

A continued downturn in macroeconomic conditions or continued concern regarding the terrorist activities could adversely impact our existing and potential customers' ability and willingness to purchase our products, which would cause a decline in our sales.

U.S. economic growth slowed significantly in the past several quarters and the terrorist activities on September 11, 2001 heightened the concern. There is uncertainty relating to the prospects for near-term U.S. economic growth, as well as the continued threat of terrorism within the United States and Europe and the potential for military action. This slowdown and disruption has contributed to delays in decision-making by our existing and potential customers and has contributed to a decline in our sales. Continued disruption or a continued slowdown could result in a further decline in our sales and our operating results could again be below the expectations of public market analysts and investors. Our stock may continue to decline in the event that we fail to meet the expectations of public market analysts or investors in the future.

                                 CACHEFLOW INC.

Risks Related to Our Business Execution

We have a history of losses, expect to incur future losses and may never achieve profitability, which could result in the decline of the market price of our common stock.

We incurred net losses of $21.0 million and $119.2 million for the quarter ended January 31, 2002 and 2001, respectively. As of January 31, 2002, we had an accumulated deficit of $805.9 million. We have not had a profitable quarter since our inception and we expect to continue to incur net losses in the future. Our net sales and operating results for the quarter ended January 31, 2001 were significantly below our internal expectations and the expectations of public market analysts and investors. The price of our common stock has decreased significantly. It is likely that in some future quarter or quarters, our operating results will again be below the expectations of public market analysts and/or investors.

While the restructuring planned for the quarter ended April 30, 2002 will reduce our operating expenses, we expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. We may never achieve profitability. We expect to incur non-cash costs relating to the amortization of deferred compensation and goodwill, which will contribute to our net losses. As of January 31, 2002, we had an aggregate of $8.1 million of deferred compensation and $12.3 million of goodwill to be amortized. We may record additional compensation expense in the future if management decides to modify existing option grants, grant below-market stock options, or make acquisitions that result in the recording of deferred stock compensation. Furthermore, we may record additional asset impairment charges in the future if we acquire additional complementary businesses.

If we are unable to raise additional capital, our ability to effectively manage our growth or enhance our products could be harmed.

At January 31, 2002, we had approximately $11.4 million in cash and cash equivalents, $40.4 million in short-term investments and $2.0 million in restricted investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. Furthermore, if cash is required due to unanticipated events, we may need additional capital sooner than expected. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for Content-Smart Networking and New Comprehensive Security Solutions develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

If we are unable to introduce new products and services that achieve market acceptance quickly, we could lose existing and potential customers and our sales would decrease.

We need to continue to develop and introduce new products and enhancements to existing products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We intend to extend the offerings under our product family in the future, both by introducing new products and by introducing enhancements to our existing products. However, we may experience difficulties in doing so, and our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of our products are difficult to predict because the market for our products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

                                 CACHEFLOW INC.

Our variable sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

Because customers have differing views on the strategic importance of implementing content-smart networking and comprehensive security solutions, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from two to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. The increasingly complex technological issues associated with content-smart networking solutions, combined with the macro-economic slowdown, contribute to longer sales cycles. We may experience order deferrals or loss of sales as a result of lengthening sales cycles.

We are dependent upon key personnel and we must attract, assimilate and retain other highly qualified personnel in the future or our ability to execute our business strategy or generate sales could be harmed.

Our business could be seriously disrupted if we do not maintain the continued service of our senior management, research and development and sales personnel. We have experienced and may continue to experience transition in our management team. The Chairman of the Board and the Chief Financial Officer have been in their positions one year or less. After the close of the quarter ending January 31, 2002, our Sr. V.P. of World Wide Sales resigned from the company and the V.P. of North American Sales has assumed that position. We currently do not have a Chief Technology Officer or V.P. of Research and Development. We need to fill these positions and may not be able to do so on a timely basis, which would be harmful to our business. All of our employees are employed on an "at-will" basis. Our ability to conduct our business also depends on our continuing ability to attract, hire, train and retain a number of highly skilled managerial, technical, sales, marketing and customer support personnel. New hires frequently require extensive training before they achieve desired levels of productivity, so a high employee turnover rate could seriously impair our ability to operate and manage our business. We have announced a strategic restructuring for the quarter ending April 30, 2002, and as a result, we may fail to retain key employees who are essential to the success of the company, or we may fail to attract, assimilate or retain other highly qualified personnel in the future. Our recent layoffs may also make it more difficult to recruit highly qualified personnel in the future. If so, our business would be seriously harmed.

Because we expect our sales to fluctuate and our costs are relatively fixed in the short term, our ability to forecast our quarterly operating results is limited, and if our quarterly operating results are below the expectations of analysts or investors, the market price of our common stock may decline.

Our net sales and operating results are likely to vary significantly from quarter to quarter. We believe that quarter-to-quarter comparisons of our operating results should not be relied upon as indicators of future performance. Our operating results were below the expectations of public market analysts for the quarter ended January 31, 2002. It is likely that in some future quarter or quarters, our operating results will again be below the expectations of public market analysts or investors. If this occurs, the price of our common stock could decrease significantly. A number of factors are likely to cause variations in our net sales and operating results, including factors described elsewhere in this "Factors Affecting Future Operating Results" section.

We cannot reliably forecast our future quarterly sales for several reasons, including:

     . we have a limited operating history, and the market in which we compete is relatively new and rapidly evolving;
     . the macro economic environment has slowed significantly and recovery is uncertain;
     .    our sales cycle varies substantially from customer to customer; and

                                 CACHEFLOW INC.

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

While we recently reduced our direct sales force in response to current market conditions, we will continually evaluate and modify our current distribution strategy to meet market requirements. Irrespective of our recent reductions, we may need to increase the size of our sales channels in the future. Any direct channel new hire or new distribution partner will require extensive training and typically take several months to achieve productivity. Competition for qualified sales personnel and distribution partners is intense, and we might not be able to hire the kind and number of candidates we target. If we fail to expand and manage existing sales channels or create additional sales capabilities, our business will be seriously harmed.

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

For the quarter ended January 31, 2002, sales to customers outside of the United States and Canada accounted for approximately 52% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. We have decreased the size of our international sales force as a part of our reduction in headcount. This may impact our ability to maintain sales in certain international locations. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed. In addition, if we fail to improve our worldwide operational systems, our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information will be adversely affected, seriously harming our business.

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

We currently conduct most of the final assembly and testing of our products at our headquarters in Sunnyvale, California. We have transitioned manufacturing and assembly for some of our products to a third party assembler and we may transition additional manufacturing and assembly to third party assemblers in the future. If we were unable to utilize this vendor or identify alternate vendors for manufacturing and assembly, we might be required to make additional capital investments in new or existing facilities. To the extent any capital investments are required, our gross margins and, as a result, our business could be seriously harmed. We may experience production interruptions or quality control problems in connection with any transition of final assembly, either of which would seriously harm our business. Our assembler, or we, may experience assembly capacity constraints. In the event of any capacity constraints we may be unable to accept certain orders from, and deliver products in a timely manner to our customers. This could result in the loss of existing or potential customers and would seriously harm our business.

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

We currently have research and development facilities in Sunnyvale, California; Redmond, Washington; and Waterloo, Canada and as a part of the restructuring plan for the quarter ending April 30, 2002, the Redmond, Washington facility will be closed. If we are unable to effectively transition the work to our other locations with the reduced headcounts, we could experience a delay in our product development. The coordination and management of these remaining two product development organizations that are located at different sites requires significant management attention and coordination, particularly from our managerial and engineering organizations. If we are unable to coordinate and manage these separate development organizations, our business will be seriously harmed.

Our ability to compete effectively and to manage any future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee work force. The number of our employees increased from 40 at April 30, 1998 to 409 at January 31, 2002. In February 2000, we implemented a new enterprise resource planning software system that replaced substantially all of our business and manufacturing systems and we expect to add more complementary systems in the future. While we have not had significant problems to date, we recognize that our personnel, systems, procedures and controls may still prove to be inadequate to support our future operational expansion.

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

                                 CACHEFLOW INC.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future products infringe their intellectual property. See "Risks Related to Litigation, Government Regulations, Inquiries or Investigations" below. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures and other events beyond our control. In addition, a substantial portion of our facilities, including our headquarters is located in Northern California, an area susceptible to earthquakes. We do not carry earthquake insurance for earthquake-related losses. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results and financial condition.

Risks Associated with Acquisitions

If we are unable to successfully integrate acquired companies, our ability to execute our business strategy and timely deliver new products to market could be harmed.

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

                                 CACHEFLOW INC.

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

Our customers install our products directly into their network infrastructures. Any errors, defects or other performance problems with our products could negatively impact the networks of our customers or other Internet users, resulting in financial or other damages to these groups. These groups may then seek damages from us for their losses. If a claim were brought against us, we may not have sufficient protection from statutory limitations or license or contract terms with our customers, and any unfavorable judicial decisions could seriously harm our business. A product liability claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability claim could also seriously harm our business reputation.

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

                                 CACHEFLOW INC.

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

In June and July 2001, a series of putative securities class actions were filed on behalf of persons who purchased our stock between November 18, 1999 and June 8, 2001 in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned Colbert Birnet, LP v. CacheFlow, Inc., et al., Civil Action No. 1-01-CV-5143. The complaints generally allege that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaints seek unspecified damages against the underwriters, our company, and certain of our current and former directors and officers. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company's public offerings. The lawsuits against our company, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. We intend to defend against the allegations in the complaints vigorously and we believe the outcome would not have a material adverse effect on the business, results of operations or financial condition of our company. In the future, other types of securities class action lawsuits could be filed against us. Securities class action litigation could result in substantial costs and divert our management's attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C.,v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on the business, results of operations or financial condition of our company.

Risks Related to Securities Markets

Our stock price is volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

Since our initial public offering in November 1999 through March 8, 2002, the closing market price of our common stock has fluctuated significantly between $0.89 and $164.69. The market price of our common stock may fluctuate significantly in response to the following factors:

                                 CACHEFLOW INC.

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

Substantial sales of our common stock could adversely affect our stock price

Prior to our November 1999 initial public offering, no public market existed for our common stock. Subsequent to our initial public offering, our stock price and the daily volume of shares traded have fluctuated significantly. In the future, the daily volume of shares traded may decline to levels that could heighten the volatility of our stock price. As a result, sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock by potentially introducing a large number of sellers of our common stock into a market in which our common stock price is already volatile, thus driving our common stock price down. Substantial sales can result for several reasons, including a sale of a large block of shares by an institutional shareholder, or groups of shareholders, directors, executives and employees

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 52% and 54% of total net sales for the three- and nine-month periods ended January 31, 2002, and 66% and 58% of total net sales for the three- and nine-month periods ended January 31, 2001.

We are exposed to market price risk on an equity security included in our short-term investments that was acquired in our acquisition of Entera Inc. This investment is in a publicly traded company in the volatile high-technology industry sector. We do not attempt to reduce or eliminate our market exposure on this security and as a result, the amount of income and cash flow that we ultimately realize from this investment in future periods may vary materially from the current unrealized amount. A 50% adverse change in the equity price would result in an approximate $0.2 million decrease in the fair value of our equity security as of January 31, 2002.

The hypothetical changes and assumptions discussed above will be different from what actually occurs in the future. Furthermore, such computations do not anticipate actions that may be taken by management, should the hypothetical market changes actually occur over time. As a result, the effect on actual earnings in the future will differ from those described above.

As of January 31, 2002, we had approximately $52.5 million invested primarily in certificates of deposit, and fixed-rate, short-term corporate and U.S. government debt securities which are subject to interest rate risk and will decrease in value if U.S. market interest rates increase. We do not hold any derivative investments and maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. As of January 31, 2002, no significant changes in our investment policy have occurred since our Annual Report on Form 10-K for the year ended April 30, 2001, however, interest rates have declined significantly and our cash available for investment has declined to $52.5 million at January 31, 2002 from $82.9 million at April 30, 2001.

                                 CACHEFLOW INC.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In June and July 2001, a series of putative securities class actions were filed on behalf of persons who purchased our stock between November 18, 1999 and June 8, 2001 in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned Colbert Birnet, LP v. CacheFlow, Inc., et al., Civil Action No. 1-01-CV-5143. The complaints generally allege that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaints seek unspecified damages against the underwriters, our company, and certain of our current and former directors and officers. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company's public offerings. The lawsuits against our company, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. We intend to defend against the allegations in the complaints vigorously and we believe the outcome would not have a material adverse effect on the business, results of operations or financial condition of our company. In the future, other types of securities class action lawsuits could be filed against us. Securities class action litigation could result in substantial costs and divert our management's attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C.,v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on the business, results of operations or financial condition of our company.

Item 2.  Changes in Securities and Use of Proceeds

The effective date of the Company's registration statement for our initial public offering, filed on Form S-1 under the Securities Act of 1933, as amended (Commission File No. 333-87997), was November 24, 1999. There has been no change to the disclosure contained in the Company's report on Form 10-Q for the quarter ended July 31, 2001 regarding the use of proceeds generated by the Company's initial public offering of its common stock.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits:  None
         (b)  No Form 8-K was filed during the quarter ended January 31, 2002.

                                 CACHEFLOW INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CACHEFLOW INC.


                                          /s/ Robert Verheecke
                                          -------------------------
                                          Robert Verheecke
Dated: March 14, 2002                     Chief Financial and Accounting Officer