Form 10-K
period 2002-04-30
CACHEFLOW INC
filed 2002-07-29
CIK 1095600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

COMMISSION FILE NUMBER 000-28139

CACHEFLOW INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	91-1715963 (IRS Employer Identification)

650 Almanor Avenue Sunnyvale, California (Address of Principal Executive Offices)	94085 (Zip Code)

(408) 220-2200
Registrant’s Telephone Number, Including Area Code

Securities Registered Pursuant to Section 12(B) of the Act:

Title of Each Class None	Name of Exchange on Which Registered None

Securities Registered Pursuant to Section 12(G) of the Act:
Common Stock, $.0001 Par Value
(Title Of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on June 28, 2002) was approximately $24,174,816.

As of June 28, 2002, there were 43,954,211 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference from specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended April 30, 2002.

CACHEFLOW, INC.

ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.    Business

The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty in future operating results, inability to raise additional capital, macroeconomic conditions, competition, new product introduction, key employee retention and transitions, fluctuations in quarterly operating results, product concentration, technological changes, uncertainty in the web security appliance market, litigation, compliance with Nasdaq’s listing standards, and other risks discussed in item 1 under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other Securities and Exchange Commission filings.

Overview

CacheFlow® Inc., also referred to in this report as “we” or the “Company”, was incorporated in Delaware on March 16, 1996. We are focused on the enterprise web security appliance market. Our web security appliances, called Security Gateways, serve as a point of control and integration for multiple web security functions. Our products are designed to enable enterprises to minimize security risks and reduce the management costs and complexity of their Web infrastructure.

Our initial products, introduced in May of 1998, utilized caching technology to improve user response time for accessing Internet content. These systems were used by service providers and enterprises throughout the world and achieved a market leadership position. By 1999, the caching market began evolving into two distinct segments—enterprises looking for proxy caches, to securely connect employees to the Internet, and service providers looking for increased bandwidth savings and response time for their subscribers. During this timeframe, service provider customers represented the majority of our revenues. We continued, however, to enhance our competitive position in both market segments through internal development and external acquisitions. By early 2001, the demand for extending our enterprise proxy caches started to grow, while the service provider market decreased significantly. We accelerated our development and marketing efforts around our enterprise business, resulting in the launch of our Security Gateway products in February 2002.

Convergence around Web protocols and their related security threats has made organizations understand the business consequences of an inadequate security infrastructure. Many of these organizations are rethinking existing Internet connectivity and security services that have evolved rapidly without the benefit of a coherent architecture, resulting in complex infrastructures that are difficult to scale and manage. To protect their businesses, these enterprise organizations need the capability to easily understand and control what is happening via the web. This capability is enabled by a new layer of security infrastructure, called a web security appliance, which serves as a point of control and integration for multiple web security functions.

CacheFlow Solutions

Our suite of security products provide customers with application-level security, powerful policy-based control capabilities, comprehensive management and reporting functionality for applications such as authorization management, virus scanning, content security, web usage monitoring, content filtering and bandwidth protection. Our products enable businesses to reduce security risks and the management costs and complexity of their Web infrastructure.

Authorization Management

An effective enterprise security infrastructure begins with authentication, authorization and accounting. These services are the starting point for user and content protection and control. The first step, authentication, is to determine the identity of the requestor as it relates to a given request for access. Once the system determines the identity for a given request, the next step, authorization, is to associate policy with the identified user. In short, authorization governs what resources a user can access and what the users can do with those resources based on a set of rules. Systems that grant access to resources must also effectively track the use of those resources. This accounting information is necessary to effectively audit events in the case of fraud, malicious use, or to determine proof. Our Security Gateway provides a powerful authentication, authorization and accounting system for web protection and control. Security Gateway supports cross-organizational authentication to multiple security databases or directories. Once users are identified, other conditions can be examined to determine the access privileges for a given request. The Security Gateway provides the power to define one set of powerful rules for protection and control, and to tie those rules to any number of policy conditions—all without redefining users in yet another management directory/database. The Security Gateway uses an authenticated user identifier to trigger a certain action or rule. Requests can be authorized based on any combination of known identifiers. In addition, all requests through the Security Gateway are logged, providing detailed accounting information. This gives the visibility necessary to determine web usage patterns, audit user history, track security issues and develop comprehensive web protection and control policy.

Virus Scanning

Our Security Gateway provides a robust and flexible way to block viruses from web protocols inside and outside the firewall. The Security Gateway’s architecture is designed for handling web requests that require scanning for potentially malicious mobile code and viruses. Security Gateways use the standard Internet Content Adaptation Protocol, ICAP, to vector responses to virus scanning servers from other vendors to deliver unmatched flexibility and performance in scanning web content. In this way, organizations can define multiple scanning services for specific functions. Administrators can set flexible virus scanning policies based on specific destination domain, url, file extension or mime type. The ability to choose the right service for the job provides security administrators with the tools to scale virus scanning infrastructure for web requests as needed. In combination with the ability to block by content type and scan web protocols for malicious code, Security Gateways can effectively sanitize web content. Security Gateways also scale a company’s virus scanning capability in several ways. First, storing scanned web content for reuse effectively eliminates the need to rescan every request. Once data is deemed safe, it is available for subsequent requests without the delay that would normally result from a rescan of the same content. Second, Security Gateways can load-balance scanning requests across multiple scanning servers, allowing security administrators to add scanning capacity as needed. Finally, Security Gateways automatically detect virus pattern updates on the virus scanning servers and mark content for rescan as necessary. Security Gateways are compatible with leading virus scanning solutions, including ICAP versions of Symantec’s CarrierScan Server and Trend Micro’s InterScan Server.

Content Security

Our Security Gateway provides a robust and flexible way to manage web-based threats. Our products give security professionals the tools necessary to protect and control the network from a variety of new web-based threats. In addition, the Security Gateway provides the visibility and flexible content policy capabilities needed to respond in cases where a security breach has occurred. With Security Gateways, security administrators can:

•	Block, strip and replace, or scan for viruses on a variety of content requests;

•	Perform stripping of active content. For example, strip visual basic scripts for all users, but allow ActiveX for a specific group;

•	Block specific file extensions and mime-types from user requests;

•
Restrict the use of certain methods for a given user request. For example, a company may determine that only a certain group of employees are allowed to post information to a partner site or accept attachments in web-based email;

•	Restrict uploading of information via multi-part forms or web-based email in order to prevent intellectual property from leaving the company;

•	Allow only a specific browser type due to potential security holes in non-approved browsers; and

•	Limit, or strip and replace what information is available in certain content headers so that information about the corporate network doesn’t find its way into the Internet.

Web Usage Monitoring

Our Security Gateway provides a robust and flexible way to monitor users and audit web and streaming traffic for both external and internal content requests. The Security Gateway’s flexible logging features, coupled with integrated authentication and identification capabilities, give organizations the power to monitor web access for every user in the network at any time, regardless of where they are. Internet access traffic flowing through the Security Gateway gives administrators and managers the ability to audit web traffic as needed. This processing point gives a complete picture of the web usage for the entire network or specific information on individual or department usage patterns. These logs can be made available both in real time and on a scheduled basis. Because Security Gateway logs are standardized, customers can choose from a variety of commonly available reporting tools or use the CacheFlow Reporter, described further on page 7.

Content Filtering

To realize all the benefits the Internet offers, companies need to enforce Internet access policies to prevent employees from accessing inappropriate or unproductive content. The first step in implementing company-wide Internet access policy is web usage monitoring, or understanding which users are doing what with their company-provided web access. Once security and network management personnel have an understanding of what kinds of use and misuse are occurring on the network, the next step is to provide enforcement for corporate web access policy. This enforcement requires the ability to identify and match users with web access policies. Our Security Gateways provide a robust and flexible way to enforce Internet access policies based on content categories (gambling, sex, etc), content type (http, ftp, streaming, etc.), identity (user, group, etc), or network conditions. Turning on these multiple combinations of policy requires a unique level of performance. For example, an organization may decide gambling web sites should be completely blocked for everyone, while sports sites may be allowed for HR-but all multimedia files are replaced with a corporate security message. Software-only solutions cannot scale to enterprise demands with this kind of granularity enabled. Our Security Gateway makes it possible by integrating our policy architecture, specialized operating system and network hardware, and a cache that stores commonly accessed content for reuse. Security Gateways provide the performance and manageability required for enterprise-wide policy-based content filtering.

Bandwidth Protection

Internet access impacts enterprise network performance. Left unchecked, streaming media and recreational web surfing can clog corporate networks with unneeded traffic and starve mission-critical applications of the bandwidth necessary to run effectively. Protecting network bandwidth requires effectively controlling web traffic and required network resources. Our Security Gateway provides a robust and flexible way to control and apply content-based protection policies for network bandwidth utilization. The Security Gateway can allow enterprises to create policies to constrain who can use certain media types (and how much of it), limit certain users or network segments access to large amounts of data that potentially clog corporate networks, prevent all access to the Internet except for a group of users that need access to do their jobs (effectively freeing bandwidth for mission-critical needs), and provide both on-demand and pre-positioning of content users commonly access (effectively optimizing the use of expensive WAN links through intelligent content positioning policies).

Products

We call our web security appliances a Security Gateway. We manufacture two main types of Security Gateways, the SG800 Series and the 6000 Series. These two types of Security Gateways are very similar in terms of functionality, and differ mainly in terms of their performance characteristics and scalability. We currently license two separate software products, URL filtering software and CacheFlow Reporter, which are used in conjunction with our Security Gateways. We also manufacture an appliance called Director, which is used primarily to manage large numbers of Security Gateways in a customer’s environment. Lastly, we currently still sell two legacy products, our model 700 and model 7000 server accelerators, and 6000 series client accelerators.

Security Gateway

Our Security Gateways are optimized appliances that serve as a point of integration for multiple enterprise security applications, providing the protection, control and acceleration enterprises need to maximize investments in Web technology. The Security Gateway acts in concert with existing routers, firewalls and servers to reduce the complexity and management cost of web security and eliminate the need to trade-off best practices security for web performance.

Our Security Gateway appliances are comprised of a specialized hardware platform and our Security Gateway operating systems (SGOS). Our specialized hardware platforms provide industry-leading security, scalability and performance in an easy to deploy form factor which is typically rack mounted, while the SGOS provides the comprehensive security and control application functionality enterprises require to protect their web-enabled networks. List prices for our Security Gateway and associated products range from $6,000 to $150,000.

SG800 Series

The model 800 Security Gateway is a simple to manage appliance that installs in minutes with little ongoing maintenance. The systems include removable, hot-swappable disk drives. Specific configurations range from systems with a single 18 gigabyte (GB) disk drive and 512 megabytes of random access memory (RAM) to systems with four 73 GB disk drives and 2GB of RAM.

6000 Series

The Model 6000 Security Gateway provides a high-end solution with greater expandability for locations where high bandwidth and throughput are required. Specific configurations range from systems with two 36 GB disk drives and 768 MB of RAM to systems with eight 73 GB disk drives and 4 GB of RAM.

Visual Policy Manager

CacheFlow’s Visual Policy Manager provides a graphical way to develop and implement an organization’s web security policies. With Visual Policy Manager, security and network administrators can quickly create policy rules that leverage the flexible policy architecture of the Security Gateway. The Visual Policy Manager software is included as part of the Security Gateway OS.

URL Filtering Software

Our integrated URL Filtering solutions from leading content filtering vendors allow organizations to improve productivity, reduce legal liability, and conserve bandwidth by automatically determining which Web sites to block and continually updating lists of restricted sites. By leveraging the Security Gateway policy framework, organizations can restrict access to Internet sites by user, group, time of day, bandwidth, and other factors. In addition, because the Security Gateway can cache frequently requested content, redundant requests from authorized users for acceptable URLs are served from the Security Gateway, reducing network bandwidth utilization and improving the end-user’s quality of experience.

Reporter

The CacheFlow Reporter is a powerful log processing and reporting product that generates out-of-the-box reports tailored for the Security Gateway. Reporter provides identity-based user and network reporting that helps evaluate web security policies and resource management. Because it is web-based and cross-platform, it gives companies the flexibility to view web usage reports from anywhere administrators or managers have access to a network connection and a web browser.

Director

The Director delivers scalable change management for Security Gateways. Built as an extensible management appliance, Director provides configuration management, security and policy management, and resource management for enterprises deploying a large number of Security Gateways in their web security infrastructure. Director enables administrators to:

•	Reduce management costs by centrally managing all Security Gateways;

•	Eliminate the need to configure remote devices manually;

•	Rapidly deploy and upgrade Security Gateways;

•	Distribute user security policy across the network; and

•	Recover from system problems with configuration snapshots and recovery.

Legacy Products

700 Series and 7000 Series Server Accelerators

Server accelerators are specifically designed to improve the performance, scalability, security and manageability of high-traffic Web sites. They feature a high RAM-to-disk ratio and a built-in Secure Sockets Layer encryption/decryption processor. This processor can manage 10-40 times more secure sessions than a standard Web server, allowing for the acceleration of both public (HTTP) and private (HTTPS) content. The system software, called CacheOS™ Server Edition, is expressly tuned for the workload of a high-traffic Web site.

6000 Series Client Accelerator

Client accelerators enable organizations, typically service providers, to effectively manage, distribute and accelerate content with high levels of speed and efficiency. These products are designed as integrated appliances, combining specialized hardware platforms with our tightly coupled CacheOS operating system. They are deployed between users and the Internet, and intelligently manage requests for Web and multimedia content.

Our Key Strategies

Our objective is to be the leading provider of enterprise web security appliance solutions by delivering high-performance, innovative Security Gateway appliances. Key elements of our strategy include the following:

Apply our Security Gateway Focus to the Enterprise Market Segment.    We are focused exclusively on developing Security Gateway appliances. We believe this exclusive focus helps us to rapidly identify and target attractive market opportunities. We are directing our product development, marketing and sales activities at the enterprise market segment, which we believe represents the most attractive opportunity based on a demonstrated need for web security appliances, the opportunity to sell to numerous customers and the level of existing competition.

Enhance Capabilities of our Security Gateway.    We intend to use our technological expertise to meet the needs of the evolving web security appliance market. We plan to continue to develop both the software and hardware elements of our solution to gain and maintain a competitive advantage and expand the market for our products. Our additional efforts to enhance the capabilities of our Security Gateways include adding more functionality to secure and control new emerging applications, enhancing security for emerging web threats and increasing the price performance of our appliances.

Focus on Indirect Distribution Channels.    We intend to focus our product distribution strategy around the use of distributors and resellers rather than a direct sales force. Enterprises have historically purchased security products from distributors and resellers, and we believe that we can improve our sales coverage and sales force productivity through expanding the use of distributors and resellers as distribution channels. Historically, virtually all of our international sales have been made through resellers, while domestically we have relied more heavily on a direct sales force. We intend to increase the use of distributors and resellers in our domestic market and reduce our reliance on direct sales.

Sales and Marketing

We utilize a combination of our direct sales force, resellers, systems integrators and distributors as appropriate for each of our target markets. Our domestic business, which historically has been predominately direct, is in the process of leveraging distribution channels more fully in line with our evolving business strategy. Our international business continues to be almost exclusively indirect. We believe it is important to maintain our international presence and continue to develop products and services to address international markets. We support our distribution channels with systems engineers and customer support personnel that provide technical service and support to our customers. We have entered into agreements with resellers and distributors such as WestCon, Allasso, Nissho Electronics and others.

Our marketing efforts focus on increasing market awareness of our products and technology and on promoting the CacheFlow brand. Our strategy is to create this awareness through marketing programs that distinguish our products based on their features and functionality. We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers within our target market segments about the capabilities and benefits of our products. Our marketing efforts include participation in industry tradeshows, informational seminars, preparation of competitive analyses, sales training, maintenance of our web site, advertising and public relations.

Research and Development

We believe that strong product development capabilities are essential to the continued success and growth of the Company. Our research and development efforts are focused on developing new products as well as improvements and enhancements to our existing products. Research and development expenses were $35.1 million, $27.7 million and $9.6 million for the fiscal years ended April 30, 2002, 2001 and 2000.

Our research and development team consists of engineers with extensive backgrounds in operating systems, algorithms, computer science, streaming media and network engineering. We believe that the experience and capabilities of our research and development professionals represents a competitive advantage for CacheFlow. We also work closely with our customers in developing and enhancing our products. Our current research and development efforts are primarily focused on enhancing the capabilities of our current web security appliances by adding new features and strengthening existing features.

The market for web security appliances is evolving rapidly. In order to stay competitive, we must make significant investments in research and development based on what we perceive to be the direction of the market. We currently spend a significant amount of our resources on research and development projects and plan to continue to do so for the foreseeable future. Current research and development projects will enhance the Company’s position in the marketplace only if the web security appliance market matures as we anticipate. Failure on our part to anticipate the direction of the market and develop product that meets those emerging needs will seriously impair our business, financial condition, and results of operations.

We expect that most of the enhancements to our existing and future products will be accomplished by internal development. However, we currently license some technologies and will continue to evaluate externally developed solutions for integration into our products.

Manufacturing

We currently outsource, to third parties, the manufacturing of all of the subassemblies and components of our web security appliances, including printed circuit boards, custom power supplies, chassis, cables and subassemblies. We perform the majority of final assembly and testing ourselves. This approach allows us to reduce our investment in manufacturing capital and to take advantage of the expertise of our vendors. Our internal manufacturing operations consist primarily of prototype development, materials planning and procurement, final assembly, testing and quality control. Our standard parts and components are generally available from more than one vendor while our custom parts are usually single sourced. We typically obtain these components through purchase orders and currently do not have contractual relationships or guaranteed supply arrangements with these suppliers. If one of these vendors ceased to provide us with necessary parts and components, we would likely encounter delays in product production as we make the transition to another vendor, which would seriously harm our business. Furthermore, if actual orders do not match our forecasts as we experienced in the second half of fiscal year 2001, we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

Competition

The market for web security appliances is intensely competitive, evolving and subject to rapid technological change. Primary competitive factors that have typically affected our market include product features such as reliability, scalability and ease of use, as well as price and customer support. The intensity of this competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, primarily including Cisco Systems, Network Appliance, Tumbleweed Software and various others. In addition, we expect additional competition from other established and emerging companies as the market for web security appliances continues to develop and expand.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, more quickly develop new products or enhance existing products and services, or bundle web security appliances in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

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

We presently have several issued patents, and pending United States patent applications. Even when patents are issued, we cannot assure you that we will be able to detect any infringement or, if infringement is detected, that patents issued will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. For example, we license subscription-filtering technology from Secure Computing. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software or will be required to drop this functionality from our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. Any of these delays could seriously harm our business.

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we are currently defending a suit, which alleges infringement of certain U.S. patents by us (See Item 8, Note 13 “Litigation” of the Consolidated Financial Statements). While we believe the case is without merit, it does show it is possible that third parties may claim that we, or our current or potential future products, infringe their intellectual property. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Employees

As of April 30, 2002, we had a total of 238 employees, comprised of 84 in research and development, 88 in sales, 10 in marketing, 18 in customer support, 11 in manufacturing and 27 in general and administrative. Of these employees, 175 were located in North America with 63 located internationally. None of our employees is represented by collective bargaining agreements, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

Our future operating results depend significantly upon the continued service of our senior management, key technical, and sales personnel, most of whom are not bound by an employment agreement. Competition for these personnel is intense, and we may not be able to retain them in the future. Our future success also depends upon our continuing ability to attract and retain highly qualified individuals. We may experience difficulties managing our financial and operating performance if we are unable to attract and retain qualified personnel.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty in future operating results, inability to raise additional capital, macroeconomic conditions, competition, new product introduction, key employee retention and transitions, fluctuations in quarterly operating results, product concentration, technological changes, uncertainty in the web security appliance market, litigation, compliance with Nasdaq’s listing standards, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other Securities and Exchange Commission filings.

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

We incurred net losses of $247.0 million and $519.1 million for the years ended April 30, 2002 and 2001, respectively. As of April 30, 2002, we had an accumulated deficit of $849.1 million. We have not had a profitable quarter since our inception and we expect to continue to incur net losses on a quarterly and annual basis in the future. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. We may never achieve profitability.

If we are unable to raise additional capital, our ability to effectively manage our growth or enhance our products could be harmed.

At April 30, 2002, we had approximately $12.5 million in cash and cash equivalents and $27.5 million in short-term investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for web security appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

We may incur net losses or increased net losses if we are required to record additional significant accounting charges related to excess facilities that we are unable to sublease.

We have existing commitments to lease office space in Sunnyvale, CA and Redmond, WA in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area and the Seattle Area has developed such a large excess inventory of office space that we now believe we would be unable to sublease a substantial portion of our excess office space in the near future. Accordingly, in the fourth quarter of fiscal 2002, we recorded an excess facilities charge of $9.5 million, which represented the remaining lease commitments for vacant facilities, net of expected sublease income. If current market conditions for the commercial real estate market remain the same or worsen, we may be required to record additional charges.

A continued downturn in macroeconomic conditions could adversely impact our existing and potential customers’ ability and willingness to purchase our products, which would cause a decline in our sales.

U.S. economic growth slowed significantly in the past eighteen months. In addition, there is uncertainty relating to the prospects for near-term U.S. economic growth, as well as the extent to which the U.S. slowdown will impact international markets. This slowdown and uncertainty contributed to delays in decision-making by our existing and potential customers and a resulting decline in our sales in the second half of fiscal 2001 and all of fiscal 2002. Continued uncertainty or a continued slowdown could result in a further decline in our sales and our operating results could again be below our expectations, and the expectations of public market analysts and investors. Our stock price has materially declined over the past 18 months and our stock price may continue to decline in the event that we fail to meet the expectations of public market analysts or investors in the future.

We expect increased competition and, if we do not compete effectively, we could experience a loss in our market share and sales.

The market for web security appliances is intensely competitive, evolving and subject to rapid technological changes. Primary competitive factors that have typically affected our market include product features such as reliability, scalability and ease of use, as well as price and customer support. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including primarily Cisco Systems, Network Appliance, Tumbleweed Software and various others. In addition, we expect additional competition from other established and emerging companies as the market for web security appliances continues to develop and expand.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. The products of our competitors may have features and functionality that our products do not have. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, more quickly develop new products or enhance existing products and services, or bundle web security appliances in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

If we are unable to introduce new products and services that achieve market acceptance quickly, we could lose existing and potential customers and our sales would decrease.

We need to develop and introduce new products and enhancements to existing products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We intend to extend the offerings under our product family in the future, both by introducing new products and by introducing enhancements to our existing products. However, we may experience difficulties in doing so, and our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Furthermore, the reduction of research and development headcount resulted from the February 2002 restructuring, may make this even more difficult. Life cycles of our products are difficult to predict, because the market for our products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

We are dependent upon key personnel and we must attract, assimilate and retain other highly qualified personnel in the future or our ability to execute our business strategy or generate sales could be harmed.

Our business could be seriously disrupted if we do not maintain the continued service of our senior management, research and development and sales personnel. We have experienced and may continue to experience transition in our management team. All of our employees are employed on an “at-will” basis. Our ability to conduct our business also depends on our continuing ability to attract, hire, train and retain a number of highly skilled managerial, technical, sales, marketing and customer support personnel. New hires frequently require extensive training before they achieve desired levels of productivity, so a high employee turnover rate could seriously impair our ability to operate and manage our business.

Our variable sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

Because customers have differing views on the strategic importance of implementing web security appliances, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from one to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. The increasingly complex technological issues associated with web security appliance solutions, combined with the macro-economic slowdown, contributed to longer sales cycles in fiscal year 2002 and a resulting decline in our sequential quarterly sales. We may experience order deferrals or loss of sales as a result of lengthening sales cycles.

Because we expect our sales to fluctuate and our costs are relatively fixed in the short term, our ability to forecast our quarterly operating results is limited, and if our quarterly operating results are below the expectations of analysts or investors, the market price of our common stock may decline.

Our net sales and operating results are likely to vary significantly from quarter to quarter. We believe that quarter-to-quarter comparisons of our operating results should not be relied upon as indicators of future performance. It is likely that in some future quarter or quarters, our operating results will be below the expectations of public market analysts or investors. When this occurs, the price of our common stock could decrease significantly. A number of factors are likely to cause variations in our net sales and operating results, including factors described elsewhere in this “Factors Affecting Future Operating Results” section.

We cannot reliably forecast our future quarterly sales for several reasons, including:

•	we have a limited operating history, and the market in which we compete is relatively new and rapidly evolving;
•	our sales cycle varies substantially from customer to customer;

•	our sales cycle may lengthen as the complexity of web security appliance solutions continues to increase; and

•	our inability to predict the macro-economic conditions.

A high percentage of our expenses, including those related to research and development, sales and marketing, general and administrative functions and amortization of deferred compensation, are essentially fixed in the short term. As a result, if our net sales are less than forecasted, our quarterly operating results are likely to be seriously harmed and our stock price would likely further decline.

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

Many of our indirect channel partners do not have minimum purchase or resale requirements and carry products that are competitive with our products. These resellers may not give a high priority to the marketing of our products or may not continue to carry our products. They may give a higher priority to other products, including the products of competitors. We may not retain any of our current indirect channel partners or successfully recruit new indirect channel partners. Events or occurrences of this nature could seriously harm our business. We may also fail to accomplish our goal to increase our focus on indirect distribution channels, which could significantly decrease sales.

We may not be able to generate a significant level of sales from the international markets in which we currently operate.

For the year ended April 30, 2002, sales to customers outside of the United States and Canada accounted for approximately 53% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. The downsizing of our international operations as the result of the August 2001 and February 2002 restructuring plans may further hinder our ability to increase our market concentration internationally. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed.

We disclose pro forma financial information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain pro forma financial information in the related earnings release and investor conference call. This pro forma financial information excludes special charges, including the amortization of purchased intangibles, deferred stock compensation, in-process research and development expense, restructuring costs and excess facilities and asset impairment charges. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, and to compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, and read the associated reconciliation.

Because we depend on several third-party manufacturers to build portions of our products, we are susceptible to manufacturing delays and sudden price increases, which could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.

We currently purchase from Mitac Corporation (“Mitac”) the base assemblies of most of our current products. Any Mitac manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have others manufacture our products cost-effectively and in sufficient volumes. We also rely on several other third-party manufacturers to build portions of our products. If we or our suppliers are unable to manage the relationships with these manufacturers effectively or if these manufacturers fail to meet our future requirements for timely delivery, our business would be seriously harmed. These manufacturers fulfill our supply requirements on the basis of individual purchase orders or agreements with us. Accordingly, these manufacturers are not obligated to continue to fulfill our supply requirements, and the prices we are charged for these components could be increased on short notice. Any interruption in the operations of any one of these manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers and would seriously harm our business. In addition, the products that these manufacturers build for us may not be sufficient in quality or in quantity to meet our needs. Our delivery requirements could be higher than, or lower than, the capacity of these manufacturers, which would likely result in manufacturing delays, which could result in lost sales and the loss of existing and potential customers. We cannot be certain that these manufacturers or any other manufacturer will be able to meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of these manufacturers or any other of our contract manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of any of our contract manufacturers in the future, would cause a delay in our ability to fulfill customer orders while we attempt to obtain a replacement manufacturer. Delays associated with our attempting to replace or our inability to replace one of our manufacturers would seriously harm our business.

We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturer, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we can effectively manage our contract manufacturer or that this manufacturer will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

In the future, we may seek to use additional contract manufacturers. We may experience difficulty in locating and qualifying suitable manufacturing candidates capable of satisfying our product specifications or quantity requirements. Further, new third-party manufacturers may encounter difficulties in the manufacture of our products resulting in product delivery delays.

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

Our products may contain undetected software or hardware errors. These errors may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely seriously harm our business. All of our products operate on our internally developed operating system. As a result, any error will affect all of our products. We have experienced minor errors in the past in connection with new products. We expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments.

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

We presently have several issued patents, and pending United States patent applications. We cannot assure you that any U.S. patent will be issued from these applications. Even with issued patents, we cannot assure you that we will be able to detect any infringement or, if infringement is detected, that patents issued will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software or will be required to drop this functionality from our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. Any of these delays could seriously harm our business.

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we are currently defending a suit, which alleges infringement of certain U.S. patents by us. (See Note 13 of the Consolidated Financial Statements) While we believe the case is without merit, it does show it is possible that third parties may claim that we, or our current or potential future products, infringe their intellectual property. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures and other events beyond our control. In addition, a substantial portion of our facilities, including our headquarters, are located in Northern California, an area susceptible to earthquakes. We do not carry earthquake insurance for earthquake-related losses. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results and financial condition.

Risks Related to the Web Security Appliance Market

The market for web security appliance solutions is relatively new and rapidly evolving, and if this market does not develop as we anticipate, our sales may not grow and may even decline.

Sales of our products depend on increased demand for web security appliances. The market for web security appliances is a new and rapidly evolving market. If the market for web security appliances fails to grow as we anticipate, or grows more slowly than we anticipate, our business will be seriously harmed. In addition, our business will be harmed if the market for web security appliances continues to be negatively impacted by uncertainty surrounding macro-economic growth. Because this market is new, we cannot predict its potential size or future growth rate, if any.

To maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in research and development. There is no guarantee that we will accurately predict the direction in which the web security appliance market will evolve. Failure on our part to anticipate the direction of the market and develop products that meet those emerging needs will significantly impair our business and operating results and our financial condition will be materially adversely affected.

Because sales of our products are dependent on the increased use and widespread adoption of the Internet, if use of the Internet does not develop as we anticipate, our sales may not grow.

Sales of our products depend on the increased use and widespread adoption of the Internet. Our business would be seriously harmed if the use of the Internet does not increase as anticipated. The resolution of various issues concerning the Internet will likely affect the use and adoption of the Internet. These issues include security, reliability, capacity, congestion, cost, ease of access and quality of service. Even if these issues are resolved, if the market for Internet-related products and services fails to develop, or develops at a slower pace than anticipated, our business would be seriously harmed.

We are entirely dependent on market acceptance of our web security appliances and, as a result, lack of market acceptance of these solutions could cause our sales to fall.

To date, our prior caching products and web security appliances and related services have accounted for all of our net sales. We anticipate that revenues from our current product family and services will continue to constitute substantially all of our net sales for the foreseeable future. As a result, a decline in the prices of, or demand for, our current product family and services, or their failure to achieve broad market acceptance, would seriously harm our business.

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

Our customers install our web security appliance solutions directly into their network infrastructures. Any errors, defects or other performance problems with our products could negatively impact the networks of our customers or other Internet users, resulting in financial or other damages to these groups. These groups may then seek damages from us for their losses. If a claim were brought against us, we may not have sufficient protection from statutory limitations or license or contract terms with our customers, and any unfavorable judicial decisions could seriously harm our business. However, a product liability claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability claim could seriously harm our business reputation.

We are the target of Class Action and Patent Lawsuits, which could result in substantial costs and divert management attention and resources.

In June and July 2001, a series of putative securities class actions were filed on behalf of persons who purchased our stock between November 18, 1999 and June 8, 2001 in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned Colbert Birnet, LP v. CacheFlow, Inc., et al., Civil Action No. 1-01-CV-5143. The complaints generally allege that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities and maintained artificially high after-market prices. The complaints seek unspecified damages against the underwriters, our company, and certain of our current and former directors and officers. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002 plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offerings. The lawsuits against our company, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. We intend to defend against the allegations in the complaints vigorously and we believe the outcome would not have a material adverse effect on the business, results of operations, or financial condition of our company. In the future, other types of securities class action lawsuits could be filed against us. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C.,v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on our business, results of operations, or financial condition.

Risks Related to Securities Markets

Failure to Comply With Nasdaq’s Listing Standards Could Result in Our Delisting By Nasdaq From the Nasdaq National Market and Severely Limit the Ability to Sell Any of Our Common Stock

Our stock is currently traded on the Nasdaq National Market. Under Nasdaq’s listing maintenance standards, if the closing bid price of a company’s common stock remains under $1.00 per share for 30 consecutive trading days, Nasdaq will issue a deficiency notice to that company. If the closing bid price does not reach at least $1.00 per share for a minimum of ten consecutive trading days during the 90 calendar days following the issuance of the deficiency notice from Nasdaq, Nasdaq may delist that company’s common stock from trading on the Nasdaq National Market. On May 10, 2002, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq’s continued listing requirements because the minimum closing bid price per share of our Common Stock had remained below $1.00 for 30 consecutive trading days. The letter further stated that the closing bid price of our common stock must be at least $1.00 per share for ten consecutive trading days during the 90-day period subsequent to May 10, 2002, or Nasdaq will delist our common stock from trading on the Nasdaq National Market on or about August 8, 2002. We expect to receive notice from Nasdaq that the failure of our Common Stock to maintain Nasdaq’s minimum closing bid price requirement of $1.00 has continued beyond the 90 day probationary period allowed under the Nasdaq National Marketplace Rules and, therefore, our Common Stock may be delisted. We intend to appeal any such delisting decision, and the delisting could be stayed pending a hearing before the Nasdaq Qualifications Panel.

Furthermore, at the discretion of our Board of Directors, we intend to effect a reverse split of our common stock in order to attempt to regain compliance and continue to trade on the Nasdaq National Market. On July 15, 2002, the Board of Directors unanimously adopted a resolution approving and recommending to the stockholders for their approval an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse split of our outstanding shares of common stock, in a ratio of either one-for-five, one-for-ten or one-for-fifteen, which ratio (assuming such ratio has been approved by our stockholders) will be chosen by the Board of Directors at any time prior to the date that is ninety days after our 2002 Annual Meeting of Stockholders. Our stockholders are being asked at the Annual Meeting to act upon a proposal to authorize the Board of Directors to file an amendment to our Amended and Restated Certificate of Incorporation and thereby effect such a reverse stock split by voting in favor of each of the three proposed amendments. Assuming that our stockholders approve one or more of the proposed amendments, the Board of Directors will then choose one amendment from among the approved amendments, and will effect the reverse stock split in that approved ratio. If one or more of the proposed reverse stock split amendments is approved by our stockholders, the Board of Directors intends to subsequently effect, in its sole discretion, the reverse stock split based upon any of the following ratios: one-for-five, one-for-ten or one-for-fifteen, provided such ratio has been approved by our stockholders. The Board of Directors’ determination of the applicable ratio will be made with the primary purpose of retaining our Nasdaq National Market listing and the liquidity of our common stock.

There can be no assurance that our common stock will remain eligible for trading on the Nasdaq National Market. If our stock were delisted, the ability of our shareholders to sell any of our common stock would be severely, if not completely, limited. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly.

Our stock price is volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

Since our initial public offering in November 1999 through June 30, 2002, the closing market price of our common stock has fluctuated significantly, ranging from $0.47 to $164.69. The market price of our common stock may fluctuate significantly in response to the following factors:

•	changes in macro-economic conditions;

•	variations in our quarterly operating results;

•	changes in financial estimates or investment recommendations by securities analysts;

•	changes in market valuations of Internet-related and networking companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer;

•	additions or departures of key personnel; and

•	fluctuations in stock market prices and volumes.

Item 2.    Properties

We lease approximately 53,000 square feet for our headquarters facility in Sunnyvale, California, under a lease that expires on August 31, 2005. In March 2001, we entered into a lease agreement to occupy 46,000 square feet for a research and development facility in Sunnyvale, California, beginning in the first quarter of our 2002 fiscal year. We also lease space for research and development in Redmond, Washington and Waterloo, Ontario, Canada. In addition, we lease space for sales and support in ten metropolitan areas in North America. We also lease space for sales and support in the following countries: Australia, France, Germany, Hong Kong, Japan, People’s Republic of China, Singapore, South Korea, Spain, Sweden, Taiwan, United Arab Emirates and the United Kingdom.

In February we announced a restructuring plan that included closing down the research and development facilities in Redmond, Washington and Sunnyvale, California, and moving the research and development organization back into the headquarters facility in Sunnyvale, California. We have subleased the Sunnyvale, California building for the remaining term of the lease. However, the Redmond, Washington facility remains vacant.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available, if necessary.

Item 3.    Legal Proceedings

See the information set forth in the notes to the consolidated financial statements entitled “Litigation” in Item 8, Note 13 of this Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2002.

Item 4A.    Executive Officers of the Registrant

Set forth below is biographical summaries of our executive officers as of June 30, 2002:

Brian NeSmith, 40, has served as President and Chief Executive Officer and a director of CacheFlow since March 1999. From December 1997 to March 1999, Mr. NeSmith served as Vice President of Nokia IP, Inc., a security router company, which acquired Ipsilon Networks, Inc., an IP switching company, where Mr. NeSmith served as Chief Executive Officer from May 1995 to December 1997. From October 1987 to April 1995, Mr. NeSmith held several positions at Newbridge Networks Corporation, a networking equipment manufacturer, including vice president and general manager of the VIVID group. Mr. NeSmith holds a B.S. in electrical engineering from the Massachusetts Institute of Technology.

Robert Verheecke, 50, has served as Senior Vice President, Chief Financial Officer and Secretary of CacheFlow since May 2001. From October 1997 to May 2001, Mr. Verheecke served as a Chief Financial Officer to several early-stage high technology companies including AlphaBlox; ECnet and 2Bridge. From June 1989 to August 1997, Mr. Verheecke served as Chief Financial Officer at publicly traded NetFRAME, an early manufacturer of high-performance network servers, and at Business Objects S.A., a publicly traded decision support software company. Mr. Verheeckee holds an M.B.A. from the University of California, Berkeley, a B.S. in Accounting from Santa Clara University, and is a State of California Certified Public Accountant (CPA).

PART II.

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock has been quoted on the Nasdaq National Market under the symbol “CFLO” since November 19, 1999. Prior to that time, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low
For the year ended April 30, 2001:
First Quarter	$86.50	$37.00
Second Quarter	$157.00	$63.94
Third Quarter	$144.70	$11.13
Fourth Quarter	$15.75	$3.06
For the year ended April 30, 2002:
First Quarter	$9.21	$3.35
Second Quarter	$4.73	$0.89
Third Quarter	$3.00	$1.55
Fourth Quarter	$1.57	$0.61

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At July 25, 2002, there were approximately 612 stockholders of record and the price per share of our common stock was $0.48. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the fiscal years ended April 30, 1998 through April 30, 2002. For additional discussion regarding the items in this table, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended April 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$55,641	$97,739	$29,277	$7,036	$—
Stock compensation (1)	(19,473)	(69,168)	(38,405)	(3,776)	(59)
Goodwill amortization (2)	(29,489)	(98,987)	—	—	—
Acquired in-process technology (3)	—	(32,200)	—	—	—
Impairment of assets (4)	(138,785)	(272,871)	—	—	—
Net loss	(247,031)	(519,096)	(60,686)	(13,202)	(5,507)
Net loss available to common stockholders	(247,031)	(519,096)	(62,653)	(13,202)	(5,507)
Basic and diluted net loss per share	$(5.93)	$(14.44)	$(3.31)	$(2.17)	$(1.43)
Shares used in computing basic and diluted net loss per share available to common stockholders	41,643	35,950	18,935	6,093	3,842
Pro forma basic and diluted net loss per share	$—	$—	$(2.30)	$(0.79)	$—
Shares used in computing pro forma basic and diluted net loss per share	—	—	27,218	16,626	—

	As of April 30,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short- term investments	$39,946	$81,564	$125,320	$2,291	$7,349
Working capital	29,744	77,880	126,435	787	6,955
Total assets	58,714	287,232	140,734	6,716	8,461
Long-term debt, net of current portion	—	—	—	3,211	7
Total stockholder’s equity (deficit)	30,264	256,751	132,630	(344)	7,600

(1)	Stock compensation primarily includes amortization of deferred stock compensation as well as one-time charges associated with certain modifications to stock-based awards.
(2)	Goodwill amortization includes charges related to our June 2000 acquisition of SpringBank Networks, Inc. and December 2000 acquisition of Entera, Inc.
(3)
Acquired in-process technology relates to certain research and development projects assumed in the Entera acquisition that had not yet reached technological feasibility and had no alternative future use for CacheFlow.

(4)
An impairment of assets charge was recorded in the quarters ended April 30, 2001, July 31, 2001, October 31, 2001, January 31, 2002 and April 30, 2002 after our management performed an impairment assessment and concluded that a substantial portion of our enterprise level goodwill was not recoverable. In addition, excess fixed assets were also deemed impaired and written off in the quarter ended April 30, 2002.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty in future operating results, inability to raise additional capital, macroeconomic conditions, competition, new product introduction, key employee retention and transitions, fluctuations in quarterly operating results, product concentration, technological changes, uncertainty in the web security appliance market, litigation, compliance with Nasdaq’s listing standards, and other risks discussed in item 1 under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other Securities and Exchange Commission filings.

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

	Year Ended April 30,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	46.6	49.3	38.3

Gross margin	53.4	50.7	61.7
Operating expenses:
Research and development	63.1	28.3	32.9
Sales and marketing	54.0	62.9	98.7
General and administrative	17.1	10.8	16.2
Stock compensation	35.0	70.8	131.2
Goodwill amortization	53.0	101.3	—
Acquired in-process technology	—	32.9	—
Restructuring	27.8	1.9	—
Impairment of assets	249.4	279.1	—

Total operating expenses	499.4	588.0	279.1

Operating loss	(446.0)	(537.3)	(217.4)
Interest income	3.8	6.8	12.9
Interest expense	—	—	(1.0)
Other expense	(0.9)	(0.3)	(1.5)

Net loss before income taxes	(443.1)	(530.8)	(207.0)
Provisions for income taxes	(0.8)	(0.3)	(0.3)

Net loss	(443.9)	(531.1)	(207.3)
Accretion of preferred stock	—	—	(6.7)

Net loss available to common stockholders	(443.9)%	(531.1)%	(214.0)%

Overview

We have incurred net losses in each quarter since inception. As of April 30, 2002, we had an accumulated deficit of $849.1 million. Our net loss available to common stockholders for the years ended April 30, 2002, 2001 and 2000 was $247.0 million, $519.1 million and $62.7 million, respectively. These losses resulted from charges related to the impairment of certain intangible and long-lived assets, the amortization of deferred stock compensation and goodwill, and significant costs incurred in the development and sale of our products and services. Additionally, we experienced a significant decline in the demand for our products during the year ended April 30, 2002. We believe this decline in revenue substantially resulted from the weakening global economy and a corresponding reduction in information technology spending. Unless there are positive changes in current macroeconomic conditions, we expect that the lowered levels of demand experienced in fiscal 2002 will continue throughout fiscal 2003. As a result, we expect to incur additional operating losses and continued negative cash flows from operations through at least fiscal 2003. Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgements, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, intangible assets, lease losses and restructuring accruals, income taxes, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates.

We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgements, and therefore are critical to the understanding of our results of operations:

•	Revenue recognition and allowances;

•	Inventory write down;

•	Restructuring accruals; and

•	Accounting for income taxes.

Revenue Recognition and Allowances.    We generally recognize product revenue upon shipment, assuming that evidence of an arrangement exists, the fee is determinable and collectibility is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recognized evenly over the life of the contract.

Probability of collection is assessed on a customer by customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt. During the course of fiscal 2002, revenue from several of our customers was recognized upon cash receipt.

We also maintain a separate allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory write-down.    We write-down inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required.

Restructuring accruals.    In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in information technology spending rates, we implemented two restructuring plans, which included reductions in workforce and a consolidation of facilities.

We performed a comprehensive analysis of our real estate facility requirements and identified excess facility space, which has subsequently been offered for sublease. Based upon the results of the analysis, during fiscal 2002, we recorded charges related to estimated facilities lease losses, net of expected sublease income. In determining the net facilities charge, various assumptions were made, including the time period over which the facilities will be vacant, expected sublease terms and expected sublease rates. The charges recorded were estimates in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and represented the low end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination. Should operating lease rental rates decline or should it take longer than expected to find a suitable tenant to sublease the facility, adjustments to the facilities lease losses liabilities may be necessary in future periods based upon the then-current actual events and circumstances.

In fiscal 2002, we also recorded charges for a reduction in workforce in response to a decline in customer demand and macroeconomic conditions. See Item 8, Note 6 “Restructuring Charges” of the Consolidated Financial Statements for further discussion.

Accounting for income taxes.    Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the United States.

Results of Operations

Net Sales.    Net sales decreased to $55.6 million for the fiscal year ended April 30, 2002 from $97.7 million in fiscal 2001, which was an increase from $29.3 million in fiscal 2000. This decrease in fiscal 2002 was primarily attributable to fewer unit sales and a purchasing trend towards our lower end systems, which have lower average sales prices than our higher end systems, partially offset by increased service and other product revenue. The increase in fiscal 2001 revenue was due to higher sales volumes resulting from the introduction of our 600, 700, 6000 and 7000 series products and growth in our customer base as we expanded our sales force.

During fiscal 2002, 2001 and 2000, no customer accounted for more than 10% of our net sales. Net sales from international operations were $29.3 million, or 53% of net sales, in fiscal 2002, $57.6 million, or 59% of net sales, in fiscal 2001, and $14.1 million, or 48% of net sales, in fiscal 2000. We expect international revenue as a percentage of total revenue to decrease moderately in fiscal 2003 compared to fiscal 2002.

Unless macroeconomic conditions improve sooner than anticipated, we believe near-term demand for our products will remain soft in fiscal 2003. Once conditions improve, we expect our net sales to increase as a result of continued acceptance of our products in the marketplace, although the initial year-over-year growth rate in our net sales that we experienced in 2000 and 2001 is not expected to occur in the future.

Gross Profit.    Gross profit decreased to $29.7 million in fiscal 2002 from $49.6 million in fiscal 2001, which was an increase from $18.1 million in fiscal 2000. Excluding a $1.4 million inventory write-down in the fourth quarter of fiscal 2002 and a $3.9 million inventory write-down in the fourth quarter of fiscal 2001, gross margin decreased to 55.9% in fiscal 2002, and increased to 63.4% in fiscal 2001 from 61.7% in fiscal 2000. In fiscal 2002, continued changes in the market demand caused an additional write down of inventory. Gross margin decreased in fiscal 2002 due to fixed manufacturing costs on lower volumes of sales. These fixed manufacturing costs were reduced with the February 2002 restructuring plan. The impact of the restructuring, however, is not expected to impact gross margins until the first quarter of fiscal 2003. During the second half of fiscal 2001, excess inventories were built up in anticipation of projected sales volumes that never materialized as a result of the sharp deterioration in macroeconomic conditions that caused customers to defer or delay capital expenditures on information technology. As a result, we wrote down $3.9 million of excess and obsolete inventories. Excluding this write off, increases in gross margin were principally due to the introduction of higher margin products in fiscal 2001, the resulting economies of scale from higher unit production and cost savings achieved by outsourcing component manufacturing.

Our gross margin has been and will continue to be affected by a variety of factors, including competition, fluctuations in demand for our products, the timing and size of customer orders and product implementations, the mix of direct and indirect sales, the mix and average selling prices of products, new product introductions and enhancements, component costs, manufacturing costs and product configuration. If actual orders do not match our forecasts, as we have experienced in the past, we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

Research and Development.    Research and development expenses consist primarily of salaries and benefits, and prototype and testing equipment costs. Research and development expenses increased to $35.1 million in fiscal 2002 from $27.7 million in fiscal 2001 and $9.6 million in fiscal 2000. These increases in research and development expenses in absolute dollars were primarily attributable to increases in staffing and associated support for engineers required to expand and enhance our product line and, to a lesser extent, expenses related to prototype and testing costs. Research and development headcount decreased to 84 at April 30, 2002 from 204 at April 30, 2001, which was an increase from 68 at April 30, 2000. The decrease in research and development headcount resulted from the restructuring plan in the fourth quarter of fiscal 2002, which is expected to result in significantly lower research and development expenses beginning in the first quarter of fiscal 2003.

As a percentage of net sales, research and development expenses increased to 63.1% in fiscal 2002 from 28.3% in fiscal 2001, which was a decrease from 32.9% in fiscal 2000. This increase in research and development expenses as a percentage of net sales results from both the significant decrease in sales during fiscal 2002, and the significant increase in expenses. We continued to invest significantly in research and development projects during much of fiscal 2002, while revenues were declining. In the fourth quarter of fiscal 2002, we significantly reduced research and development headcount in light of the continued lower revenue levels. Through April 30, 2002, all research and development costs have been expensed as incurred. We expect research and development expenses to decrease beginning with the first quarter of fiscal 2003 as a result of the restructuring plan implemented in February 2002. Should growth in demand for our products resume, and after we realize potential efficiencies within our research and development organization, we expect to increase our research and development expenses in absolute dollars and to increase headcount to provide for development of new products. However, should sales decline further in future periods, we may implement additional cost-cutting programs to further reduce our research and development expenses.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and benefits, commissions, advertising and promotional expenses, and customer service and support costs. Sales and marketing expenses decreased to $30.0 million in fiscal 2002 from $61.5 million in fiscal 2001, which was an increase from $28.9 million in fiscal 2000. The decrease in sales and marketing expenses in absolute dollars in 2002 is related to the reduction of headcount. Sales and marketing headcount decreased to 98 at April 30, 2002 from 211 at April 30, 2001, which was an increase from 173 in fiscal 2000. As a percentage of net sales, sales and marketing expenses decreased to 54.0% in fiscal 2002 from 62.9% in fiscal 2001, and from 98.7% in fiscal 2000. These decreases in sales and marketing expenses as a percentage of net sales occurred even with the lower revenue experienced in fiscal 2002, reflecting our efforts to lower such expenditures to keep more in line with the reduced revenue that we are experiencing. Should growth in demand for our products resume, and after we realize potential efficiencies within our sales and marketing organization, we expect to increase our sales and marketing expenses in absolute dollars in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels. However, should sales decline further in future periods, we may implement additional cost-cutting programs to further reduce our sales and marketing expenses.

General and Administrative.    General and administrative expenses decreased to $9.5 million in fiscal 2002 from $10.5 million in fiscal 2001, which was an increase from $4.8 million in fiscal 2000. The decrease in general and administrative expenses in absolute dollars for fiscal 2002 is primarily attributable to decreased staffing and associated expenses. General and administrative headcount decreased to 27 at April 30, 2002 from 55 at April 30, 2001, which was an increase from 39 at April 30, 2000. As a percentage of net sales, general and administrative expenses increased to 17.1% in fiscal 2002 from 10.8% for in fiscal 2001, which was a decrease from 16.2% in fiscal 2000. The increase in general and administrative expenses as a percentage of net sales primarily resulted from the decline in sales experienced in fiscal 2002 compared to fiscal 2001 and the increase in the provision for bad debt expense in the second quarter of our fiscal 2002. We expect general and administrative expenses to decrease beginning with the first quarter of our fiscal 2003 as a result of the restructuring plan implemented in February 2002. Should growth in demand for our products resume, and after we have realized potential efficiencies within our current general and administrative organization, we expect general and administrative expenses to increase in absolute dollars and to increase headcount to manage expanding operations and facilities. However, should sales decline further in future periods, we may implement additional cost-cutting programs to further reduce our general and administrative expenses.

Stock Compensation.    Stock compensation expense decreased to $19.5 million in fiscal 2002 from $69.2 million in fiscal 2001, which was an increase from $38.4 million in fiscal 2000. This non-cash charge reflects the amortization of deferred stock compensation and termination and acceleration charges for departing employees. Stock compensation expense decreased significantly in fiscal 2002 compared to fiscal 2001 and 2000 as a result of the decreasing amount of amortization of stock compensation, most of which was recorded in connection with our November 1999 initial public offering, certain below-market option grants in fiscal 2001 and unvested options assumed in our December 2000 acquisition of Entera. In addition, the fiscal 2001 expense includes a non-recurring deferred stock compensation charge of $28.1 million in connection with the accelerated vesting of certain unvested stock options held by our former chairman. Based on the options granted through April 30, 2002, we have a remaining balance of $3.6 million in deferred stock compensation, approximately $3.0 million of which we expect will be amortized in fiscal 2003.

Goodwill Amortization.    Goodwill amortization decreased to $29.5 million in fiscal 2002 from $99.0 million in fiscal 2001, which was an increase from no charges in fiscal 2000. This decrease in 2002 was primarily attributable to the cumulative $407.0 million impairment of assets written off in the quarters ended April 30, 2001, July 31, 2001, October 31, 2001, January 31, 2002 and April 30, 2002 that ultimately decreased our entire goodwill balance to zero. Furthermore, the purchase price accounting for the acquisition of Entera was completed during the quarter ended January 31, 2002, resulting in a reduction of $0.7 million to goodwill. For additional discussion regarding impaired goodwill, refer to the “Impairment of Assets” section below.

Acquired In-Process Technology.    We recorded a non-recurring, non-cash $32.2 million charge in fiscal 2001 for the value of in-process technology acquired in the Entera transaction, which relates to in-process technology that had not yet reached technological feasibility and had no future use in our development activities. No such charges were recorded in fiscal years 2002 or 2000.

There were two projects included in the in-process technology for Entera. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 50% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on our forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from Entera. The calculation of value was then adjusted to reflect only the value creation efforts of Entera prior to the close of the acquisition. At the time of the acquisition, the products were approximately 32% and 50% complete, respectively, with approximately $10.9 million and $0.9 million in estimated costs remaining, respectively. The majority of these costs were incurred by the end of fiscal 2002. The acquired in-process technology was expensed in the period the transaction was consummated.

Restructuring.    As discussed further in the “Reorganization Plans” section below and in Item 8, Note 6 “Restructuring Charges” below, we recorded a non-recurring $15.5 million charge related to facilities closure costs, lease abandonment costs, certain employee severance costs and contract termination costs for fiscal 2002.

Impairment of Assets.    As discussed further in the “Asset Impairment” section below, during each quarter of fiscal 2002 we performed an impairment assessment of our tangible and intangible assets and determined that enterprise-level goodwill associated with the SpringBank and Entera acquisitions was impaired. As a result, a $134.1 million impairment charge was recorded to write our enterprise-level goodwill net book value down to zero in fiscal 2002. In addition, a $272.9 million impairment charge was recorded in fiscal 2001.

Interest Income and Other Expense.    Net interest income and other expenses decreased to $1.6 million in fiscal 2002 from $6.4 million in fiscal 2001, which was an increase from $3.0 million in fiscal 2000. In general, the decreases in interest income and other expenses are due to the lower interest rates and cash available for investment. The net interest income and other expenses of $1.6 million recorded for fiscal 2002 include $0.4 million, which reflects an other than temporary decline in value of our available-for-sale securities.

Provision for Income Taxes.    The provision for income taxes increased to $0.5 million in fiscal 2002 from $0.3 million in fiscal 2001, which was an increase from $0.1 million in fiscal 2000, and is composed entirely of foreign corporate income taxes. The foreign corporate income taxes are a function of our international expansion and the establishment of branches and subsidiaries in various jurisdictions. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services provided to us. Our tax expense for fiscal 2003 will continue to be significantly dependent on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

Accretion of Preferred Stock.    In fiscal 2000, a non-recurring $2.0 million charge was recorded in connection with the November 1999 issuance of 280,953 shares of Series D preferred stock at $11.00 per share to accrete the stock to its fair value. During November 1999, all of the shares of Series D preferred stock converted to common stock upon completion of our initial public offering.

Acquisitions

SpringBank Networks, Inc.—On June 5, 2000, we acquired all of the outstanding capital stock of SpringBank Networks, Inc. (“SpringBank”), a privately held company organized to develop content management technologies. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since June 5, 2000, the results of operations of SpringBank have been included in our Consolidated Statements of Operations. Purchase consideration totaled approximately $177.0 million and included approximately 2.7 million shares of CacheFlow common stock, approximately $7.0 million of assumed liabilities and approximately $2.0 million in transaction costs. The entire $177.0 million purchase price was allocated to goodwill. For further discussion regarding goodwill, refer to the “Asset Impairment” section below.

Entera, Inc.—On December 15, 2000, we completed the acquisition of Entera, Inc. (“Entera”), a company that develops standards-based streaming content distribution and management technologies, in a stock-for-stock merger transaction accounted for as a purchase. The purchase consideration was approximately $411.9 million consisting of approximately 3.4 million shares of CacheFlow common stock with a fair value of approximately $370.8 million, the assumption of approximately 400,000 outstanding stock options with a fair value of approximately $40.0 million, and approximately $1.1 million in transaction costs. The excess of the purchase price over the fair value of the net assets acquired was valued at $409.1 million. Of this excess, $359.3 million was allocated to goodwill, $17.6 million was allocated to deferred compensation, and $32.2 million was allocated to in-process research and development. For further discussion regarding goodwill, refer to the “Asset Impairment” section below.

Stock Compensation

We recorded deferred stock compensation of approximately $17.4 million and $71.8 million for the years ended April 30, 2001 and 2000. We did not record any deferred stock compensation in fiscal 2002. Deferred stock compensation results from a variety of stock-based transactions. Our stock compensation balance generally represents the difference between the exercise price and the deemed fair value of stock options and warrants granted to employees, consultants, directors and third parties on the date such stock awards were granted. However, we have also completed other stock-based transactions that impact deferred stock compensation such as acquisitions in which the outstanding options of the acquired entity are assumed or instances where certain modifications are made to the terms and conditions of option grants subsequent to the grant date. Related stock compensation expense is recorded over the option vesting period, generally two to four years, or immediately if there is no vesting period. We recorded stock compensation expense of approximately $19.5 million, $69.2 million and $38.4 million for the years ended April 30, 2002, 2001 and 2000. We may record additional compensation in the future if management decides to grant below-market stock options, assume outstanding options in any future acquisitions, modify outstanding stock awards subsequent to their date of grant, or enter into other transactions that may require the recognition of additional compensation. We expect compensation expense, which is primarily attributable to amortization of deferred compensation charges, to impact our reported results through April 30, 2003.

Reorganization Plans

Fiscal 2002

As discussed in Item 8, Note 6 “Restructuring Charges” of the Consolidated Financial Statements, in February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and to further align our organization with current market conditions, future revenue expectations and our planned future product direction. This plan involved the following steps:

•	Reducing our workforce by 200 employees, which represented approximately 45% of our workforce;

•	Closing and relocating two research and development facilities to the Sunnyvale, California headquarters location;

•	Downsizing our international operations and discontinuing plans to fund additional international expansion (we will continue to manage current international investments); and

•	Canceling certain vendor contracts that existed prior to the restructuring and enhancing productivity in our operations in an effort to reduce costs.

In connection with this restructuring plan, we accrued approximately $12.9 million in the quarter ended April 30, 2002 relating to employee severance costs, facilities closure costs, lease abandonment costs and contract termination costs. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income are based on assumptions regarding sublease rates and the time required to locate sub-lessees that were derived from market trend information provided by a commercial real estate broker.

These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility will be adjusted. As of April 30, 2002, substantially all severance costs related to domestic employees had been paid and $10.5 million remain accrued for lease abandonment costs, contract termination costs and certain international employee severance costs. The lease abandonment costs will be paid over the respective terms through 2007.

In August 2001, our Board of Directors approved a restructuring program in response to the continued economic slowdown that negatively impacted in the first quarter of fiscal 2002 demand for our products, as potential customers deferred spending on Internet and intranet infrastructure. In order to streamline our cost structure and better position us for growth, we implemented a reduction in workforce of approximately 80 positions. We incurred $2.6 million in restructuring costs in the quarter ended October 31, 2001 to complete this effort, which included employee severance costs of approximately $1.7 million and certain contract termination costs of approximately $0.9 million. As of April 30, 2002, severance payments to domestic and international employees were substantially completed, and of the $2.6 million restructuring charges, $2.3 million had been paid, leaving a remaining accrual of $0.3 million for contract termination fees on our balance sheet.

Fiscal 2001

In February 2001, our Board of Directors approved a restructuring program instituted in response to the economic slowdown that negatively impacted the demand for our products in the fourth quarter of fiscal year 2001, as potential customers deferred spending on their Internet and intranet infrastructure. As part of the restructuring program, we implemented a reduction in workforce by 52 employees and incurred $1.9 million in restructuring charges, which included employee severance costs of approximately $1.3 million and certain contract termination costs of approximately $0.6 million. At April 30, 2001, $0.9 million of $1.9 million in restructuring charges remain accrued. As of October 31, 2001, these severance and contract termination payments were completed.

We cannot assure that our most recent restructuring program will achieve all of the expense reductions and other benefits that we anticipate. In addition, anticipated savings from the reduced headcount or facility consolidations have been, and may in the future be, mitigated by subsequent increases in headcount and subsequent facilities additions related to our operating requirements. See Item 8, Note 6 “Restructuring Charges” of the Consolidated Financial Statements for further discussions.

Asset Impairment

In fiscal 2002, management performed on a quarterly basis an impairment assessment of long-lived assets and determined that certain enterprise level goodwill recorded in connection with our Springbank and Entera acquisitions was not fully recoverable. The assessment was performed primarily due to the significant decline in our stock price, the net book value of assets significantly exceeding our market capitalization, and the overall decline in industry growth rates. The overall decline in industry growth rates indicates that this trend may continue for an indefinite period. As a result, we recorded $134.1 million in impairment charges in fiscal 2002 to fully write off goodwill based on the market value method. The estimate of fair value was based upon our average market capitalization, which was calculated using our average closing stock price surrounding July 31, 2001, October 31, 2001, January 31, 2002 and April 30, 2002.

Additionally, we recorded a write-down of $4.7 million of certain leasehold improvements, computer software and hardware in fiscal 2002. The leasehold improvements write-down related to two research and development facilities, which were closed in connection with our February 2002 restructuring plan.

Liquidity and Capital Resources

From inception, we financed our operations and the purchase of property and equipment through private sales of preferred stock, bank loans, equipment leases, and an initial public offering of our common stock. At April 30, 2002, we had $12.5 million in cash and cash equivalents, $27.5 million in short-term investments, and $29.7 million in working capital.

Net cash used in operating activities was $40.9 million in fiscal 2002, $54.1 million in fiscal 2001 and $23.6 million in fiscal 2000. We used cash primarily to fund our net losses from operations. We implemented a strategic restructuring plan in the fourth quarter of our fiscal 2002 with the goal of reducing our net cash used in operating activities beginning with the first quarter of our fiscal 2003.

Cash used in operating activities in the fiscal 2002 includes $2.4 million of payments against accrued restructuring liabilities related to terminated and vacated real estate leases. We expect to make payments of approximately $3.4 million against our accrued restructuring liabilities over the next 12 months.

Net cash used in investing activities was $2.9 million in fiscal 2002, net cash provided by investing activities was $3.5 million in fiscal 2001, and net cash used in investing activities was $37.9 million in fiscal 2000. Net cash used in investing activities was primarily attributable to purchases of property, plant and equipment, and to a lesser extent, to purchases of short-term securities. Net cash provided by investing activities was primarily due to sales of investment securities and cash acquired in business acquisitions, partially offset by purchases of property and equipment. We expect that, in the future, any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities.

Capital expenditures were $2.6 million in fiscal 2002, $9.8 million in fiscal 2001 and $4.0 million in fiscal 2000. Our capital expenditures consisted primarily of purchases of computer, equipment and software, furniture and leasehold improvements.

Net cash provided by financing activities was $0.9 million in fiscal 2002, $14.5 million in fiscal 2001 and $150.7 million in fiscal 2000. Financing activities for fiscal 2002 were primarily attributable to the exercise of employee stock options. In fiscal 2001, we raised $15.0 million from the exercise of employee stock options, partially offset by employee stock repurchases. In fiscal 2000, financing came from numerous sources:

•	During May 1999, we raised approximately$20.0 million in gross proceeds from the sale of Series C Preferred Stock at $4.575 per share.

•	During October 1999, we raised approximately $2.8 million through the cash exercise of options granted to a board member and consultant to purchase 702,380 shares of common stock at $4.00 per share.

•	During November 1999, we raised approximately $3.1 million through the sale of 280,953 shares of Series D Preferred Stock at $11.00 per share.

•
During November 1999, we raised approximately $126.5 million, net of underwriting discounts, commissions and offering costs, through sale of 5,750,000 shares of our common stock in an initial public offering at $24.00 per share.

During December 1999, $4.5 million of the initial public offering proceeds were used to repay all of our outstanding debt.

We have no material commitments or obligations other than those under leases. We do have minimal royalty and purchasing payment commitments in the ordinary course of our business. As of April 20, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We have suffered recurring losses from operations and currently project such losses for fiscal 2003. Our current business plan for 2003 reflects continued initiatives to increase revenue, reduce overhead, and realize the benefit of recent reductions in employee headcount and occupancy costs. The plan projects that the amount of the quarterly net loss will decline from quarter to quarter with net income projected to begin in fiscal 2004. As a result, current cash and short-term investment balances are projected to be sufficient to fund the excess of expenses over revenue for the year. In our review of our operating requirements, we determined that even with a reduction of revenue in excess of 50% from fiscal 2002, we would still have sufficient working capital to meet our working capital and capital expenditure requirements through at least fiscal 2003. If revenues decrease below that level without further expense reduction or if cash is used for unanticipated uses, we may need additional capital sooner than expected. Although we cannot guarantee that planned results will be obtained in fiscal 2003 or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned revenue and expense assumptions can be realized. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we will eventually be unable to continue our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Recent Accounting Pronouncements

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

The provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001 will be adopted by us on May 1, 2002. We believe the adoption of this statement will not have a material impact on our consolidated financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (Statement 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for companies with fiscal year end beginning after December 15, 2001 (i.e., May 1, 2002 for our fiscal year). Statement 144 supersedes FASB Statement No 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We believe the adoption of this statement will not have a material impact on our consolidated financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of April 30, 2002, we had approximately $40.1 million invested primarily in certificates of deposit, and fixed-rate, short-term corporate and U.S. government debt securities, which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The following table presents notional amounts and related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of April 30, 2002.

	2003	2004	Total	Fair Value
	($ in thousands)
Cash equivalents
Fixed rate	$11,059	$—	$11,059	$11,059
Average rate	2.83%	—	2.83%	—
Investments
Fixed rate	$27,061	$1,991	$29,052	$29,052
Average rate	4.41%	4.41%	4.41%	—

Total Investment
Securities	$38,120	$1,991	$40,111	$40,111

Average rate	3.95%	4.41%	3.97%

Foreign Currency Exchange Rate Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the fiscal years 2002, 2001 and 2000, approximately 53%, 59% and 48%, respectively, of our total net sales were derived from customers outside of North America. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. Specifically, the exposure includes intercompany loans, and third party sales or payments. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. We, however, do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

Item 8.    Financial Statements and Supplementary Data

CACHEFLOW INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$12,480	$55,356
Short-term investments	27,466	26,208
Restricted investments	—	765
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,250 and $1,500 at April 30, 2002 and 2001, respectively	6,100	14,365
Inventories	1,988	7,018
Prepaid expenses and other current assets	1,576	3,240

Total current assets	49,610	106,952
Property and equipment, net	6,047	12,563
Restricted investments	1,991	1,991
Goodwill, net	—	164,264
Other assets	1,066	1,462

Total assets	$58,714	$287,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,558	$6,761
Accrued payroll and related benefits	2,594	6,034
Deferred revenue	6,153	7,371
Other accrued liabilities	8,562	8,906

Total current liabilities	19,867	29,072
Accrued restructuring	7,182	—
Deferred revenue	1,401	1,409

Total liabilities	28,450	30,481
Commitments
Stockholders’ equity:
Preferred stock:
$0.0001 par value, issuable in series: 10,000 shares authorized at April 30, 2002 and 2001, respectively; none issued and outstanding at April 30, 2002 and 2001, respectively	—	—
Common stock:
$0.0001 par value, 200,000 shares authorized at April 30, 2002 and 2001, respectively; 44,618 and 44,116 shares issued at April 30, 2002, and 2001, respectively	4	4
Additional paid-in capital	883,964	896,773
Notes receivable from stockholders	(57)	(573)
Deferred stock compensation	(3,622)	(33,348)
Accumulated other comprehensive loss	(7)	(210)
Accumulated deficit	(849,123)	(601,901)
Treasury stock, at cost, 683 and 775 shares held at April 30, 2002 and 2001, respectively	(895)	(3,994)

Total stockholders’ equity	30,264	256,751

Total liabilities and stockholders’ equity	$58,714	$287,232

See accompanying notes to the consolidated financial statements.

CACHEFLOW INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended April 30,
	2002	2001	2000
Net sales	$55,641	$97,739	$29,277
Cost of goods sold	25,934	48,161	11,212

Gross profit	29,707	49,578	18,065
Operating expenses:
Research and development	35,082	27,682	9,646
Sales and marketing	30,046	61,478	28,903
General and administrative	9,524	10,512	4,757
Stock compensation	19,473	69,168	38,405
Goodwill amortization	29,489	98,987	—
Acquired in-process research and development	—	32,200	—
Restructuring Charges	15,475	1,850	—
Impairment of assets	138,785	272,871	—

Total operating expenses	277,874	574,748	81,711

Operating loss	(248,167)	(525,170)	(63,646)
Interest income	2,096	6,705	3,780
Interest expense	—	—	(309)
Other expense	(499)	(313)	(438)

Net loss before income taxes	(246,570)	(518,778)	(60,613)
Provision for income taxes	(461)	(318)	(73)

Net loss	(247,031)	(519,096)	(60,686)
Accretion of preferred stock	—	—	(1,967)

Net loss available to common stockholders	$(247,031)	$(519,096)	$(62,653)

Basic and diluted net loss per common share	$(5.93)	$(14.44)	$(3.31)

Shares used in computing basic and diluted net loss per common share	41,643	35,950	18,935

See accompanying notes to the consolidated financial statements.

CACHEFLOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Loss		Accumulated Deficit	Treasury Stock			Total Stockholders’ Equity (Deficity)
	Shares	Amount	Shares	Amount							Shares	Amount
Balances at April 30, 1999	9,970	$1	12,894	$1	$30,877	$(1,004)	$(10,067)	$		$(20,152)	—	$		$(344)
Issuance of Series C preferred stock, net of issuance costs	4,372	—	—	—	19,976	—	—		—	—	—		—	19,976
Issuance of Series D preferred stock, net of issuance costs	281	—	—	—	3,090	—	—		—	—	—		—	3,090
Exercise of stock options by employees	—	—	1,785	1	6,421	—	—		—	—	—		—	6,422
Notes receivable from stockholders	—	—	—	—	—	(3,547)	—		—	—	—		—	(3,547)
Issuance of common stock to nonemployees	—	—	692	—	2,726	—	—		—	—	68		—	2,726
Repurchase of common stock from employees	—	—	(289)	—	(79)	—	—		—	—	(140)		(61)	(140)
Interest on notes receivable from stockholders for the exercise of stock options	—	—	—	—	—	(162)	—		—	—	—		—	(162)
Deferred stock compensation	—	—	—	—	71,848	—	(71,848)		—	—	—		—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	38,426		—	—	—		—	38,426
Exercise of Series A and C warrants	673	—	—	—	976	—	—		—	—	(4)		(509)	467
Issuance of common stock in an initial public offering, net of issuance costs	—	—	5,750	1	126,502	—	—		—	—	—		—	126,503
Conversion of Series A, B, C, and D preferred stock to common stock	(15,296)	(1)	15,296	1	—	—	—		—	—	—		—	—
Net loss	—	—	—	—	—	—	—		—	(60,686)	—		—	(60,686)
Unrealized loss on short-term investments	—	—	—	—	—	—	—		(101)	—	—		—	(101)
Accretion of Series D preferred stock	—	—	—	—	1,967	—	—		—	(1,967)	—		—	—

Balances at April 30, 2000	—	—	36,128	4	264,304	(4,713)	(43,489)		(101)	(82,805)	(76)		(570)	132,630
Issuance of common stock in stock-for-stock mergers	—	—	6,125	—	579,076	(1,649)	(17,608)		—	—	—		—	559,819
Exercise of stock options and purchases of ESPP shares by employees	—	—	1,721	—	11,489	—	—		—	—	(2)		(46)	11,443
Net exercise of Series B warrants	—	—	142	—	485	—	—		—	—	(9)		(485)	—
Interest on notes receivable from stockholders	—	—	—	—	—	(157)	—		—	—	—		—	(157)
Deferred stock compensation	—	—	—	—	17,355	—	(17,355)		—	—	—		—	—
Stock compensation expense related to modified employee stock options	—	—	—	—	28,904	—	—		—	—	—		—	28,904
Amortization of deferred stock compensation	—	—	—	—	—	—	40,264		—	—	—		—	40,264
Reversal of unamortized deferred stock compensation	—	—	—	—	(4,840)	—	4,840		—	—	—		—	—
Acquisition of treasury stock and related notes receivable settlement	—	—	—	—	—	2,385	—		—	—	(421)		(2,385)	—
Repayment of notes receivable	—	—	—	—	—	3,561	—		—	—	—		—	3,561
Repurchase of common stock from employees	—	—	—	—	—	—	—		—	—	(267)		(508)	(508)
Net loss	—	—	—	—	—	—	—		—	(519,096)	—		—	(519,096)
Unrealized loss on short-term investments	—	—	—	—	—	—	—		(109)	—	—		—	(109)

Balances at April 30, 2001	—	—	44,116	4	896,773	(573)	(33,348)		(210)	(601,901)	(775)		(3,994)	256,751

See accompanying notes to the consolidated financial statements.

CACHEFLOW INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity (Deficity)
	Shares	Amount	Shares	Amount						Shares	Amount
Exercise of stock options and purchases of ESPP shares by employees	—	—	522	—	(2,543)	—	—	—	—	990	3,533	990
Interest on notes receivable from stockholders	—	—	—	—	—	(19)	—	—	—	—	—	(19)
Grant of stock options to consultants	—	—	—	—	70	—	(70)	—	—	—	—	—
Stock compensation expense related to modified employee stock options	—	—	—	—	45	—	—	—	—	—	—	45
Amortization of deferred stock compensation	—	—	—	—	—	—	19,428	—	—	—	—	19,428
Reversal of unamortized deferred stock compensation	—	—	—	—	(10,368)	—	10,368	—	—	—	—	—
Acquisition of treasury stock and related notes receivable settlement	—	—	(20)	—	(13)	198	—	—	(191)	(898)	(434)	(440)
Repayment of notes receivable	—	—	—	—	—	337	—	—	—	—	—	337
Net loss	—	—	—	—	—	—	—	—	(247,031)	—	—	(247,031)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	203	—	—	—	203

Balances at April 30, 2002	—	$—	44,618	$4	$883,964	$(57)	$(3,622)	$(7)	$(849,123)	(683)	$(895)	$30,264

See accompanying notes to the consolidated financial statements.

CACHEFLOW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended April 30,
	2002	2001	2000
Operating Activities
Net loss	$(247,031)	$(519,096)	$(60,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,204	2,733	774
Stock compensation	19,473	69,168	38,405
Noncash charges for goodwill amortization, acquired in-process research and development, restructuring charge and impairment of assets	168,274	405,908	—
Interest on notes receivable from stockholders	(19)	(157)	(162)
Debt issuance costs	—	—	256
Changes in operating assets and liabilities, net of cash assumed in business combinations:
Accounts receivable	8,265	(11,253)	(1,759)
Inventories	5,030	(2,277)	(3,809)
Prepaid expenses and other current assets	1,664	(1,869)	(1,396)
Other assets	396	90	(883)
Accounts payable	(4,203)	(2,861)	1,001
Deferred revenue and accrued liabilities	2,083	5,467	4,686

Net cash used in operating activities	(40,864)	(54,147)	(23,573)
Investing Activities
Purchases of property and equipment	(2,609)	(9,759)	(4,034)
Cash acquired in business acquisitions	—	7,813
(Purchases) sales of investment securities, net	(290)	5,421	(33,897)

Net cash (used in) provided by investing activities	(2,899)	3,475	(37,931)
Financing Activities
Net proceeds from issuance of preferred stock	—	—	23,526
Net proceeds from issuance of common stock	990	15,004	132,112
Repurchase of common stock from employees	(440)	(508)	(140)
Payments on debt obligations and line of credit	—	—	(4,753)
Repayment of notes receivable	337	—	—

Net cash provided by financing activities	887	14,496	150,745

Net (decrease) increase in cash and cash equivalents	(42,876)	(36,176)	89,241
Cash and cash equivalents at beginning of year	55,356	91,532	2,291

Cash and cash equivalents at end of year	$12,480	$55,356	$91,532

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$309

Noncash investing and financing activities
Treasury stock retirement/cancellation	$191	$—	$—

Issuance of common stock for acquisition of businesses	$—	$579,076	$—

Purchase of equipment under capital lease	$—	$—	$110

Warrants issued in connection with long-term debtand strategic customer arrangements	$—	$—	$509

Accretion of preferred stock	$—	$—	$1,967

Issuance of notes receivable to stockholders for theexercise of stock options and related interest	$—	$—	$(3,547)

See accompanying notes to the consolidated financial statements.

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Business

We were organized and incorporated in the state of Delaware on March 16, 1996. We operate in one segment to design, develop, market and support web security appliance solutions.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts in the consolidated statements of operations have been reclassified to conform to the current period presentation. These classifications did not affect net income.

We have suffered recurring losses from operations and currently project such losses for fiscal 2003. Our current business plan for 2003 reflects continued initiatives to increase revenue, reduce overhead, and realize the benefit of recent reductions in employee headcount and occupancy costs. The plan projects that the amount of the quarterly net loss will decline from quarter to quarter with net income projected to begin in fiscal 2004. As a result, current cash and short-term investment balances are projected to be sufficient to fund the excess of expenses over revenue for the year. Although we cannot guarantee that planned results will be obtained in fiscal 2003 or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned revenue and expense assumptions can be realized.

Use of Estimates

The preparation of the consolidated financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For us, these estimates include returns and allowances, valuation reserves for inventories, accrual of warranty costs, impairment charges related to long-lived assets, restructuring reserves, useful lives assigned for depreciation and amortization, income taxes, and contingencies. Actual results will differ from those estimates, and such differences could be material to the consolidated financial position and results of operations.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, which consisted primarily of commercial paper investments at April 30, 2002 and 2001.

Short-Term Investments

Short-term investments consist primarily of debt securities with original maturities between three months and two years. Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date based on its intent and ability to use such funds for current operations. To date, all marketable debt securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of these securities is based on quoted market prices. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends on all securities are included in interest income.

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Investments

Restricted investments comprise amounts held in deposits under irrevocable standby letters of credit that are required as collateral for a research and development facility operating lease agreement, and for certain inventory purchases in the ordinary course of business.

Credit Risk and Customer Concentration

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities and trade receivables. We maintain our demand deposit accounts and our money market accounts primarily with one financial institution. Our investment advisors are instructed to only invest in high-quality, investment grade securities and to limit investment exposure in any one issue. Management believes the financial risks associated with these financial instruments are minimal.

We generally do not require collateral for sales to customers. For the years ended April 30, 2002, 2001 and 2000, no customers individually accounted for over 10% of our net sales. Based on our history level of un-collectibles, we believe that we have adequate reserves to cover our losses.

Concentrations of Supply

We currently purchase several key parts and components used in the manufacture of our products from limited sources of supply.

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand.

During the fourth quarters ended April 30, 2002 and 2001, we performed a lower of cost or market and obsolescence assessment of our inventories and determined that a portion of our raw material components was recorded above market and that certain inventories were excess or obsolete. These excess and overvalued inventories resulted from the estimated demand of such inventory in future periods. As a result, we recorded approximately $1.4 million and $3.9 million in additional write-downs of inventories to the lower of cost or market and to write-off excess or obsolete inventory for the periods ended April 30, 2002 and 2001, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the lesser of the estimated useful life, generally three to five years, or the lease term of the respective assets.

Intangible Assets

Our primary intangible asset was goodwill, which resulted from business combinations accounted for as purchases, and was recorded at amortized cost and was included in “Intangible assets, net” on our balance sheet. Amortization was computed using the straight-line method over a period of three years. Accumulated goodwill amortization was $128.5 million and $99.0 million as of April 30, 2002 and 2001, respectively.

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived Assets

We evaluate our long-lived assets in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which requires impairment losses to be recorded on long-lived assets used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets.

We also periodically assess the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed quarterly, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of our long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment using the market value method. This method estimates fair value based upon our average market capitalization, which is calculated using our average closing stock price surrounding the measurement date.

Revenue Recognition

We generally recognize product revenue upon shipment, assuming that evidence of an arrangement exists, the fee is determinable and collectibility is probable, unless we have future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recorded evenly over the life of the contract. Maintenance contract revenue recognized for the years ended April 30, 2002, 2001 and 2000 was $7.4 million, $4.4 million and $0.4 million, respectively. Probability of collection is assessed on a customer by customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt. During the course of fiscal 2002, revenue from several of our customers was recognized upon cash receipt.

Research and Development

Costs to develop our products are expensed as incurred.

Warranty Reserves

Our products generally carry a one-year warranty. An estimate of our warranty obligation, including the cost of replacement parts, is accrued at the time the related product revenue is recognized.

Advertising Costs

We expense advertising costs as incurred. Advertising expenses for the years ended April 30, 2002, 2001 and 2000 were $0.3 million, $2.1 million and $0.5 million, respectively, and are included in sales and marketing expenses.

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

We use the liability method to account for income taxes as required by the FASB’s Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Loss

We report comprehensive loss in accordance with the FASB’s Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” Included in other comprehensive income (loss) are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive loss” in the stockholder’s equity section of the balance sheet.

The comprehensive loss was as follows for the years ended April 30, (in thousands):

	2002	2001	2000
Net loss available to common stockholders	$(247,031)	$(519,096)	$(62,653)
Unrealized gain (loss) on investments	203	(109)	(101)

Comprehensive loss	$(246,828)	$(519,205)	$(62,754)

Stock-Based Compensation

We account for stock-based compensation with respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” Stock options granted to non-employees are accounted for using the fair value method in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-based Compensation” (FAS 123). In addition, with respect to stock options granted to employees, we provide pro-forma information as required by FAS 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FAS 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Net Loss Per Common Share

Basic net loss per common share and diluted net loss per common share are presented in conformity with the FASB’s Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128), for all periods presented.

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with FAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted average number of shares of common stock issued to founders, employees and consultants that are subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the condensed consolidated statements of operations, have been computed as described above and also give effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. The shares used in calculating the pro forma basic and diluted net loss per common share amounts also include certain warrants to purchase preferred stock as such warrants expired upon the completion of our initial public offering of our common stock in November 1999.

The following table presents the calculation of basic and diluted net loss per common share and pro forma basic and diluted net loss per common share (in thousands, except per share amounts):

	Year Ended April 30,
	2002	2001	2000
Historical:
Net loss available to common stockholders	$(247,031)	$(519,096)	$(62,653)

Weighted-average shares of common stock outstanding	43,480	40,661	23,555

Less: Weighted-average shares subject to repurchase	(1,837)	(4,711)	(4,620)

Weighted-average shares used in computing basic and diluted net loss per common share	41,643	35,950	18,935

Basic and diluted net loss per common share	$(5.93)	$(14.44)	$(3.31)

We have excluded preferred stock, warrants and outstanding stock options from the calculation of diluted net loss per common share that are antidilutive for all periods presented. The total number of such shares not included in the calculations of diluted net loss per common share was (in thousands) 10,194, 18,289 and 14,784, for the three years ended April 30, 2002, 2001 and 2000, respectively.

Foreign Currency Adjustments

Management has determined that the functional currency of our domestic and foreign operations is the U.S. dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial position and results of operations from local currencies into the functional currency, are included in “other expense.” These amounts have not been material for each of the three years in the period ended April 30, 2002.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash equivalents and short-term investments, approximate their fair values based on quoted market prices.

Segment Information

We operate in one segment, to design, develop and market web security appliances that are specifically designed, or purpose-built, to serve as a point of control and integration for multiple web security functions. Our

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products are designed to enable enterprises to minimize security risks and reduce the management costs and complexity of their Web infrastructure. The chief operating decision maker makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

Recent Accounting Pronouncements

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

The provisions of each statement, which apply to goodwill and certain intangibles acquired prior to June 30, 2001 will be adopted by us on May 1, 2002. We believe the adoption of this statement will not have a material impact on our consolidated financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (Statement 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for companies with fiscal year end beginning after December 15, 2001 (i.e., May 1, 2002 for our fiscal year). Statement 144 supersedes FASB Statement No 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We believe the adoption of this statement will not have a material impact on our consolidated financial statements.

Note 3.    Acquisitions

SpringBank Networks, Inc.—On June 5, 2000, we acquired all of the outstanding capital stock of SpringBank Networks, Inc. (“SpringBank”), a privately held company organized to develop content management technologies. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since June 5, 2000, the results of operations of SpringBank have been included in our Consolidated Statements of Operations. Purchase consideration totaled approximately $177.0 million and included approximately 2.7 million shares of CacheFlow common stock, approximately $7.0 million of assumed liabilities and approximately $2.0 million in transaction costs. Substantially all of the $177.0 million purchase price was allocated to goodwill, which was fully amortized and written off during fiscal 2002. For further discussion regarding goodwill, refer to Note 5, “Impairment of Assets”.

Entera, Inc.—On December 15, 2000, we completed the acquisition of Entera, Inc. (“Entera”), a company that developed standards-based streaming content distribution and management technologies, in a stock-for-stock merger transaction accounted for as a purchase. Purchase consideration was approximately $411.9 million

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consisting of approximately 3.4 million shares of CacheFlow common stock with a fair value of approximately $370.8 million, the assumption of approximately 400,000 outstanding stock options with a fair value of approximately $40.0 million, and approximately $1.1 million in transaction costs. Since December 15, 2000, the results of operations of Entera have been included in our Consolidated Statements of Operations.

The fair value of the common stock issued is based on the average closing price of our common stock surrounding October 10, 2000. The fair value of the Entera options assumed is based on the Black-Scholes model using the following assumptions:

•	Expected lives of 9 years;

•	Expected volatility factor of 1.54;

•	Risk-free interest rate of 6.25%; and

•	Expected dividend rate of 0%.

The excess of the purchase price over the fair value of the net assets acquired was valued at $409.1 million. Of this excess, $359.3 million was allocated to goodwill, $17.6 million was allocated to deferred compensation, and $32.2 million was allocated to in-process research and development. For further discussion regarding goodwill, refer to Note 5, “Impairment of Assets”. Deferred stock compensation associated with unvested stock options issued to employees in conjunction with the acquisition is included as a reduction to stockholders’ equity and is being amortized by charges to operations using a graded method over the vesting period of each respective option, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. For the year ended April 30, 2001, we recorded $6.5 million of amortization of deferred compensation related to stock options assumed for Entera employees.

Note 4.    Balance Sheet Data

Cash equivalents, short-term investments, and restricted investments consisted of the following (in thousands):

	April 30, 2002
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Gross Realized Loss	Estimated Fair Market Value
Money market funds	$9,977	$—	$—	$—	$9,977
Certificates of deposit	1,081	—	—	—	1,081
Commercial paper	9,663	2	—	—	9,665
Equity securities	706	—	—	(381)	325
Corporate & U.S. government debt securities	19,397	—	(9)	—	19,388

	$40,824	$2	$(9)	$(381)	$40,436

Due within one year	$38,833	$—	$(7)	$(381)	$38,445
Due between one and two years	1,991	—	—	—	1,991

	$40,824	$—	$(7)	$(381)	$40,436

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	April 30, 2001
	Cost	Unrealized Gain	Unrealized Loss	Fair Market Value
Money market funds	$2,396	$—	$—	$2,396
Certificates of deposit	6,885	—	—	6,885
Commercial paper	61,824	13	(2)	61,835
Equity securities	706	—	(219)	487
Corporate & U.S. government debt securities	7,953	—	(2)	7,951

	$79,764	$13	$(223)	$79,554

Due within one year	$77,773	$13	$(223)	$77,563
Due between one and two years	1,991	—	—	1,991

	$79,764	$13	$(223)	$79,554

Inventories consisted of the following (in thousands):

	April 30,
	2002	2001
Raw materials	$416	$2,631
Work-in-process	128	593
Finished goods	1,444	3,794

	$1,988	$7,018

Property and equipment, net consisted of the following (in thousands):

	April 30,
	2002	2001
Computer and office equipment	$5,168	$8,721
Software	3,545	4,422
Furniture and fixtures	1,479	2,150
Leasehold improvements	641	1,145

	10,833	16,438
Less accumulated depreciation and amortization	(4,786)	(3,875)

	$6,047	$12,563

Accrued liabilities consisted of the following (in thousands):

	April 30,
	2002	2001
Sales and marketing costs	$270	$1,716
Professional and consulting fees	1,098	1,964
Acquisition costs	375	1,492
Restructuring reserves	3,696	924
Warranty reserve	600	950
Other	2,523	1,860

	$8,562	$8,906

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Impairment of Assets

Given the current economic uncertainty and the general volatility of the financial markets, our stock price and market capitalization have significantly declined and fallen below our net book value for the four consecutive quarters in fiscal 2002. We performed an impairment assessment of long-lived assets on a quarterly basis during fiscal 2002 and determined that certain enterprise level goodwill recorded in connection with our Springbank and Entera acquisitions is not fully recoverable. As a result, we recorded a $134.1 million impairment charge in fiscal 2002 to reduce goodwill to its estimated fair value based on the market value method. The estimate of fair value was based upon our average market capitalization, which was calculated using our average closing stock price surrounding July 31, 2001, October 31, 2001, January 31, 2002 and April 30, 2002. As of April 30, 2002, goodwill is fully written off and there is currently no more remaining goodwill balance to be amortized in fiscal 2003. Additionally, we also recorded a write-down of $4.7 million of certain leasehold improvements, computer software and hardware in the quarter ended April 30, 2002. The leasehold improvements write-down related to two research and development facilities, which will be closed in connection with our February 2002 restructuring plan. A write-down of $0.7 million was recorded in the quarter ended April 30, 2001 and no write-downs of long-lived assets were recorded during the year ended April 30, 2000.

Note 6.    Restructuring Charges

Fiscal 2002

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and to further align the organization with current market conditions, future revenue expectations and our planned future product direction to focus on enabling organizations to protect, control and accelerate their web-enabled networks. This plan involved the following steps:

•	Reducing our workforce by 200 employees, which represented approximately 45% of our workforce;

•	Closing and relocating two research and development facilities to the Sunnyvale, California headquarters location;

•	Downsizing our international operations and discontinuing plans to fund additional international expansion (we will continue to manage current international investments); and

•	Canceling certain vendor contracts that existed prior to the restructuring and enhancing productivity in our operations in an effort to reduce costs.

In connection with this restructuring plan, we accrued approximately $12.9 million in the fourth quarter ended April 30, 2002 relating to employee severance costs, facilities closure costs, lease abandonment costs and contract termination costs. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income are based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility will be adjusted. As of April 30, 2002, substantially all severance costs related to domestic employees had been paid and $10.5 million remained accrued for lease abandonment costs, contract termination costs and certain international employee severance costs. The lease abandonment costs will be paid over the respective terms through 2007.

In August 2001, our Board of Directors approved a restructuring program in response to the continued economic slowdown that negatively impacted first quarter of fiscal 2002 demand for our products, as potential customers deferred spending on Internet and intranet infrastructure. In order to streamline our cost structure and

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

better position us for growth, we implemented a reduction in workforce of approximately 80 positions. We incurred $2.6 million in restructuring costs in the quarter ended October 31, 2001 to complete this effort, which included employee severance costs of approximately $1.7 million and certain contract termination costs of approximately $0.9 million. As of April 30, 2002, severance payments to domestic and international employees were substantially completed, and of the $2.6 million restructuring charges, $2.3 million had been paid, leaving a remaining accrual of $0.3 million for contract termination fees on our balance sheet.

Fiscal 2001

In February 2001, our Board of Directors approved a restructuring program instituted in response to the economic slowdown that negatively impacted the demand for our products in the fourth quarter of fiscal year 2001, as potential customers deferred spending on their Internet and intranet infrastructure. As part of the restructuring program, we implemented a reduction in workforce by 52 employees and incurred $1.9 million in restructuring charges, which included employee severance costs of approximately $1.3 million and certain contract termination costs of approximately $0.6 million. At April 30, 2001, $0.9 million of $1.9 million in restructuring charges remained accrued. As of October 31, 2001, these severance and contract termination payments were completed.

The following table sets forth an analysis of the components of the fiscal 2001 and 2002 restructuring charges and payments made through April 30, 2002 (in thousands):

	Abandoned Space	Severance Related	Contract Termination and Other	Total
Reserve balances, April 30, 2001	$—	$366	$558	$924
Provision for restructuring charges	9,503	4,403	1,569	15,475
Cash payments	—	(4,363)	(1,158)	(5,521)

Reserve balances, April 30, 2002	9,503	406	969	10,878
Less: current portion	2,321	406	969	3,696

Accrued restructuring included in other
Long-Term Liabilities	$7,182	$—	$—	$7,182

Note 7.    Stockholders’ Equity

Preferred Stock

Our Certificate of Incorporation authorizes 10,000,000 shares of preferred stock. The preferred stock is undesignated and the Board of Directors has the authority to issue new classes of preferred stock and determine the rights, preferences and privileges of such preferred stock.

Common Stock

On November 19, 1999, we completed our initial public offering, in which we sold 5,750,000 shares of common stock (including an over-allotment option of 750,000 shares) at $24 per share. Upon the closing of the offering, all of our preferred stock converted to common stock. Proceeds from the offering were approximately $126.5 million, net of underwriter’s discounts, commissions and offering costs.

We have either assumed or have entered into Stock Purchase Agreements in connection with the sale of common stock to employees, consultants and directors. We typically have the right to repurchase, at the original

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issue price, a declining percentage of certain of the shares of common stock issued based on the employees, consultants, and directors service periods. The repurchase right generally declines on a percentage basis over four years based on the length of each respective employee’s continued employment with us, and the director’s membership on the Board of Directors under this agreement. As of April 30, 2002, 2001 and 2000, 610,408, 3,453,962 and 3,987,916 shares, respectively, of common stock issued under these agreements were subject to repurchase.

In September 1999, our Board of Directors approved an increase in authorized shares of common stock from 60,000,000 to 200,000,000 upon the completion of our initial public offering of our common stock.

Shares of Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at April 30, 2002 (in thousands):

Common stock reserved for:
1996 Stock Option Plan	2,335
1999 Stock Incentive Plan	15,869
1999 Director Option Plan	700
2000 Supplemental Stock Option Plan	2,936
Employee Stock Purchase Plan	3,451
Other option grants	201

25,492

Notes Receivable from Stockholders

In June 2000 and December 2000, we assumed certain promissory notes in connection with our Entera and SpringBank acquisitions. The terms of these notes range from three to four years and were provided to officers and employees of the acquired companies for the purchase of common stock. The notes are full-recourse and bear interest at rates between 5.54% and 6.69%. Each note and related interest is secured by shares of common stock of the Company owned by each officer or employee. As of April 30, 2002, several of the notes have been paid in full.

Note 8.    Employee and Director Stock Plans

In 1996, we established the 1996 Stock Option Plan (the 1996 Plan) under which stock options may be granted to employees, directors and consultants of the Company and authorized 1,000,000 shares of common stock there under. Through various amendments, the Board of Directors and stockholders approved the increase in the number of shares authorized for issuance under the 1996 Plan to 15,643,000. Under the 1996 Plan, nonstatutory stock options may be granted to employees and consultants, and incentive stock options (ISO) may be granted only to employees. In the case of an ISO that is granted to an employee who, at the time of the grant of such option, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the per share exercise price shall not be less than 110% of the fair market value per share on the date of grant or, granted to any other employee, the per share exercise price shall not be less than 100% of the fair value per share on the date of grant. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date.

Options issued under the 1996 Plan are immediately exercisable, and shares issued upon exercise of an option are subject to a right of repurchase by us at the original issuance price. The repurchase right lapses as

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined by our Board of Directors, generally 25% after one year and 2.0833% per month thereafter. Options that expire and shares issued under the 1996 Plan that are repurchased become available for issuance under our 1999 Stock Incentive Plan, which is discussed further below. No options may be granted under the 1996 Plan after September 24, 1999. Any option granted under the 1996 plan shall be exercisable at such times and under such conditions as determined by our Board of Directors.

Stock Option Exchange Program

In February 2001, we announced a voluntary stock option exchange program for our employees. Under the program, certain employees were offered the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date, at least six months and a day after the cancellation date. Employees electing not to participate in the exchange received an option grant equal to 25% of the number of their unexercised options that had exercise prices greater than $8 per share. The exercise price of these new options was equal to the fair market value of our common stock on the date of grant. In connection with this program, 1,698,633 options were cancelled for those employees who elected to participate in the exchange and 1,553,863 options were granted to employees who elected not to participate. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of our Board of Directors and its officers and senior executives were not eligible to participate in this program.

In November 2000, we entered into a termination agreement with our departing chairman that provided for the immediate vesting of certain unvested stock options upon the chairman’s termination date. We recorded a non-recurring $28.1 million stock compensation charge equal to the difference between the strike price and the fair value of the underlying stock on the date the stock option grant was modified, multiplied by the number of shares that were immediately vested.

We granted 677,380 options to one of our consultants on October 13, 1999 to purchase common stock at an exercise price of $4.00 per share. The options were immediately vested, nonforfeitable and exercisable and were subsequently exercised. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free rate of 6.0%, expected life of the options of 0.05 years, 60% volatility and no dividend yield. We calculated a value of approximately $8.1 million for the consultant’s options and recorded this amount as expense in October 1999.

Employee Stock Purchase Plan

In September 1999, our Board of Directors adopted the Employee Stock Purchase Plan, or ESPP. The plan became effective upon the effective date of our initial public offering of our common stock. As of April 30, 2002, a total of 4,000,000 shares of common stock have been reserved for issuance under the plan. Under the plan, eligible employees may purchase common stock through payroll deductions, which in any event may not exceed 15% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of the common stock at the beginning of each offering period or at the end of each purchase period. The number of shares reserved under the Employee Stock Purchase Plan automatically increased by 500,000 shares beginning January 31, 2000, and will continue to do so annually. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

1999 Stock Incentive Plan

In September 1999, our Board of Directors adopted the 1999 Stock Incentive Plan (the “Incentive Plan”). As of April 30, 2002, 16,793,287 shares of common stock have been reserved for issuance. The plan became

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective upon the effective date of our initial public offering of its common stock. The number of shares reserved under the Incentive Plan automatically increased on January 1, 2002 by 2,000,000 shares and will increase on an annual basis by the lesser of 5% of the total amount of common stock outstanding or 2,000,000 shares. Furthermore, any 1996 Plan options that are cancelled or exercised and subsequently repurchased by us become available for issuance under the Incentive Plan. The exercise price for incentive stock options and non-qualified stock options may not be less than 100% and 85%, respectively, of the fair market value of common stock on the option grant date.

1999 Director Option Plan

In September 1999, our Board of Directors adopted the 1999 Director Option Plan (the “Directors’ Plan”). As of April 30, 2002, 700,000 shares of common stock have been reserved for issuance. The Director’s Plan became effective on the date of its adoption. Each non-employee director joining the Board of Directors following the effective date of the initial public offering will automatically receive options to purchase 25,000 shares of common stock. In addition, each non-employee director will automatically receive options to purchase 5,000 shares of common stock at each annual meeting of the Board of Directors held in the year 2000 and thereafter. Each option will have an exercise price equal to the fair market value of the common stock on the option grant date. The number of shares reserved under the Directors’ Plan automatically increased by 100,000 shares beginning January 1, 2000 and will continue to do so annually. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

2000 Supplemental Stock Option Plan

In February 2000, our Board of Directors adopted the 2000 Supplemental Stock Option Plan (the “2000 Plan”), under which 3,000,000 shares of common stock have been reserved for issuance. Employees and consultants are eligible to participate in the 2000 Plan, and outside directors and executive officers are not eligible to participate. The 2000 Plan provides for the grant of nonstatutory stock options to purchase shares of our common stock and restricted shares of our common stock. The exercise price for stock options issued under the 2000 Plan may not be less than 25% of the fair market value of common stock on the option grant date.

In February 2001, we granted 1,091,000 shares of restricted stock to employees as an employee retention bonus. These shares vest 50% on November 26, 2001 and another 50% on February 25, 2002. We recorded $6.4 million of deferred stock compensation in connection with this transaction based on the intrinsic value of this stock award on the date of grant. This deferral will amortize to stock compensation expense on a straight-line basis over the 12-month vesting period.

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity under all plans is as follows (in thousands except per share amounts):

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at April 30, 1999	1,868	$0.51
Options granted	11,743	$18.96
Options exercised	(2,477)	$3.74
Options canceled	(480)	$11.08

Balance at April 30, 2000	10,654	$19.62
Options granted	9,760	$26.14
Options exercised	(1,602)	$5.72
Options canceled	(3,977)	$46.38

Balance at April 30, 2001	14,835	$18.23

Options granted	4,630	$2.56
Options exercised	(1,085)	$0.34
Options canceled	(8,796)	$18.86

Balance at April 30, 2002	9,584	$12.12

The following table provides segregated ranges of stock options outstanding at April 30, 2002 (in thousands except per share amounts and contractual lives):

	Options Outstanding			Options Exerciseable
Range of Exercise Prices	Number of Options Outstanding at April 30, 2002	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exerciseable at April 30, 2002	Weighted Average Exercise Price
$0.01-$0.93	1,134	9.18	$0.78	649	$0.70
$1.00-$2.00	492	7.16	$1.81	492	$1.81
$2.50-$3.06	1,936	8.90	$3.04	1,481	$3.04
$3.25-$4.00	2,547	8.83	$3.49	1,163	$3.66
$5.50-$6.50	575	7.52	$5.71	533	$5.71
$9.15-$12.00	284	7.55	$11.92	284	$11.92
$17.06-$24.00	1,133	8.23	$19.82	803	$20.82
$30.50-$39.94	923	7.99	$31.77	582	$31.63
$49.00-$63.94	259	8.15	$55.67	189	$56.42
$82.50-$105.00	301	8.03	$88.80	179	$90.19

$0.01-$105.00	9,584	8.49	$12.12	6,355	$12.35

At April 30, 2002, 15,908,000 shares were available for future grants under all plans.

Stock Compensation

Our deferred stock compensation balance generally represents the difference between the exercise price and the deemed fair value on the date such stock awards were granted of stock options and warrants granted to

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees, consultants, directors and third parties. Additionally, we have completed other stock-based transactions that impact deferred stock compensation (such as acquisitions, in which the outstanding options of the acquired entity are assumed, or instances where certain modifications are made to the terms and conditions of option grants subsequent to the grant date). Stock compensation expense is recorded over the option vesting period, generally two to four years, or immediately if there is no vesting period. We recorded stock compensation expense of $19.5 million, $69.2 million and $38.4 million, respectively, for the years ended April 30, 2002, 2001 and 2000, respectively. At April 30, 2002 and 2001, we had $3.6 million and $33.3 million, respectively, of remaining unamortized deferred compensation. Such amounts are included as a reduction of stockholders’ equity and are being amortized using a graded method over the vesting period of each respective option.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

Pro forma information regarding results of operations and net loss per share is required by FAS 123, which also requires that the information be determined as if we had accounted for our stock-based awards to employees under the fair value method of FAS 123. The fair value for each stock-based award was estimated at the date of grant using the Black-Scholes option pricing model for the year ended April 30, 2002, 2001 and 2000 with the following weighted-average assumptions:

	Year Ended April 30,
	Options			ESPP
	2002	2001	2000	2001	2000
Risk-free interest rate	4.08%	5.69%	6.25%	6.08%	6.25%
Dividend yield	0%	0%	0%	0%	0%
Expected life (years)	4.00	3.93	5.00	0.62	0.67
Expected volatility	1.43	2.22	1.29	2.32	2.37

The option valuation models were developed for use in the estimation of the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because our employee stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based awards.

For purposes of pro forma disclosures, the estimated fair value of stock-based awards to employees is amortized to pro forma expense over the vesting period for stock options and over the six-month purchase period for stock purchases under the ESPP. Pro forma information follows (in thousands, except per share amounts):

	Year Ended April 30,
	2002	2001	2000
Pro forma net loss	$(294,702)	$(599,118)	$(74,940)

Pro forma basic and diluted net loss per common share	$(7.08)	$(16.67)	$(3.96)

The per share weighted average grant date fair value of options granted, which is the value assigned to the options under FAS 123, was $2.22, $27.54 and $19.79, for options granted for the years ended April 30, 2002, 2001 and 2000, respectively. The weighted average fair value of employee stock purchase rights issued under our ESPP was $1.40, $20.03 and $17.36 per share for the years ended April 30, 2002, 2001 and 2000 (the year the ESPP was adopted).

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Income Taxes

The provision for income taxes of $0.5 million, $0.3 million and $0.1 million for the years ended April 30, 2002, 2001 and 2000, respectively, is composed entirely of foreign corporate income taxes. A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to income (loss) before income tax provision is summarized as follows (in thousands):

	Year Ended April 30,
	2002	2001	2000
Provision at statutory rate	$(86,300)	$(181,572)	$(21,215)
Goodwill amortization and impairment	57,251	129,923	—
Acquired in-process technology	—	11,270	—
Future benefits not currently recognized	28,184	37,236	12,686
Stock compensation	838	2,975	8,506
Other	488	486	96

Provision for income taxes	$461	$318	$73

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Certain reclassifications have been made to prior year balances in order to conform with the current year presentation. Significant components of our deferred tax assets are as follows (in thousands):

	April 30,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$78,089	$22,085
Stock compensation expenses	28,571	31,266
Inventory reserves	3,140	4,896
Restructuring reserves	4,750	641
Other accruals/reserves	3,082	3,619
Fixed assets	1,585	(93)
Tax credits	2,692	1,556
Capitalized R&D	1,531	—
Other	1,196	877

Total deferred tax assets	$124,636	$64,847

Valuation allowance	(124,636)	(64,847)

Net deferred tax assets	$—	$—

We have incurred losses from inception through fiscal 2002. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets and thus a full valuation allowance has been recorded at April 30, 2002 and 2001. The valuation allowance increased by $59.8 million, $43.7 million and $15.3 million during fiscal years 2002, 2001 and 2000, respectively.

As of April 30, 2002, we had net operating loss carry forwards for federal income tax purposes of approximately $206.6 million, which will expire in fiscal years ending in 2011 through 2022, if not utilized. We also had net operating loss carry forwards for state income tax purposes of approximately $100.7 million, which

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expire beginning in fiscal years ending in 2007, if not utilized. We also had federal and California research and other tax credit carry forwards of approximately $2.6 million, which will expire in fiscal years 2012 through 2022, if not utilized.

Utilization of our net operating loss and credit carry forwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. The events that may cause ownership changes in our net operating loss include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three years period.

Our net operating loss carry forwards, which have been offset by the valuation allowance, include deferred tax benefits associated with employee incentive stock options. These deferred tax benefits of approximately $27.4 million will be credited to additional paid-in-capital when realized.

Note 10.    Defined Contribution Benefit Plan

We have a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all United States-based employees. Eligible employees may contribute pre-tax amounts to the plan via payroll withholdings, subject to certain limitations. We do not match contributions by plan participants.

Note 11.    Lease Commitments

We lease certain facilities and equipment under noncancelable operating leases. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. Future minimum lease payments under operating leases are as follows (in thousands):

Year ending April 30,
2003	$5,029
2004	4,782
2005	4,887
2006	3,718
2007	1,127
Thereafter	127

Total minimum lease payments	$19,670

Rent expense for the three years ended April 30, 2002, 2001 and 2000 was $6.2 million, $5.3 million and $2.3 million, respectively.

In October 2000, we entered into a short-term lease agreement for a 42,000 square foot research and development facility in Sunnyvale, California with the intention of negotiating a longer-term lease, which would include additional facilities to house other corporate functions. The lease term commenced upon possession in November 2000 and was extended through July 31, 2001. In early 2001, in response to a downturn in the economy, we restructured our operations, declined to negotiate a longer-term lease for additional facilities, and made efforts to relocate our California research and development activities.

In March 2001, we executed a new, five year operating lease for a 46,000 square foot research and development facility in Sunnyvale, California. The lease commencement occurred in July 2001, and will extend

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for a term of five years from the commencement date. Lease payments escalate annually and the total future minimum lease payments amount to $11.5 million over the lease term. As part of this agreement, we are required to maintain on deposit with a major financial institution an irrevocable standby letter of credit as a form of security totaling $1.9 million which is classified as “restricted investments” in the long-term assets section of the balance sheet as of April 30, 2002. The letter of credit expires on April 1, 2002 but will automatically extend to each succeeding calendar year, up to June 30, 2006, unless otherwise terminated in writing.

Note 12.    Related Party Transaction

In April 2001, we entered into a series of agreements with Loudcloud, Inc. (“Loudcloud”), a managed services provider, whose chairman of the board and co-founder also serves as a CacheFlow director. Pursuant to one agreement, CacheFlow will outsource the management of its Internet-based applications to Loudcloud on an annual subscription basis totaling approximately $0.7 million. Under a separate agreement, Loudcloud will purchase CacheFlow’s caching appliance products for use in its managed services operations and will begin offering caching services to its customers. A third alliance agreement provides that Loudcloud will pay CacheFlow for customer referrals forwarded to Loudcloud. In March 2002, we and Loudcloud agreed to terminate the outsource agreements with a $0.4 million cancellation fee from us to Loudcloud.

Note 13.    Litigation

In June and July 2001, a series of putative securities class actions were filed on behalf of persons who purchased our stock between November 18, 1999 and June 8, 2001 in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned Colbert Birnet, LP v. CacheFlow, Inc., et al., Civil Action No. 1-01-CV-5143. The complaints generally allege that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities and maintained artificially high after-market prices. The complaints seek unspecified damages against the underwriters, our company, and certain of our current and former directors and officers. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002 plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offerings. The lawsuits against us, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. We intend to defend against the allegations in the complaints vigorously and we believe the outcome would not have a material adverse effect on the business, results of operations, or financial condition of the Company.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C.,v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on our business, results of operations, or financial condition.

From time to time and in the ordinary course of business, we may be subject to various other claims, charges and litigation. In the opinion of management, final judgments from such other pending claims, charges

CACHEFLOW, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and litigation, if any, against us would not have a material adverse effect on our business, results of operations, or financial condition.

Note 14.    Geographic Information Reporting

We operate in one segment to design, develop, market and support web security appliances. Total export revenue consisted of sales from our U.S. operations to non-affiliated customers in other geographic regions. Sales between geographic areas are accounted for at prices that provide a profit, and are in accordance with the rules and regulations of the respective governing authorities. During fiscal 2002, 2001 and 2000, there were no intra-enterprise sales, and no material long-lived assets were located in our foreign operations during fiscal 2002, 2001 or 2000.

The following is a summary of net sales by geographic area (in thousands):

	Year Ended April 30,
	2002	2001	2000
North America	$26,322	$40,091	$15,349
Europe	17,031	21,697	4,982
Asia	12,288	35,951	8,946

Consolidated	$55,641	$97,739	$29,277

Revenues are attributed to geographic areas based on the location of the customers.

Note 15.    Selected Quarterly Financial Data (unaudited: in thousands, except per share data)

	Three Months Ended
	July 31, 2001	October 31, 2001	January 31, 2002	April 30, 2002
Net sales	$20,443	$13,197	$10,893	$11,108
Gross profit	12,232	7,007	5,647	4,821
Net loss	(95,606)	(87,215)	(21,017)	(43,193)
Basic and diluted net loss per common share	(2.36)	(2.12)	(0.50)	(1.01)
	Three Months Ended
	July 31, 2000	October 31, 2000	January 31, 2001	April 30, 2001
Net sales	$22,445	$32,548	$21,225	$21,521
Gross profit	12,724	19,483	10,157	7,214
Net loss	(25,314)	(25,636)	(119,206)	(348,940)
Basic and diluted net loss per common share	(0.77)	(0.75)	(3.19)	(8.81)

Note 16.    Subsequent Event

Our stock is currently traded on the Nasdaq National Market. Under Nasdaq’s listing maintenance standards, if the closing bid price of a company’s common stock remains under $1.00 per share for 30 consecutive trading days, Nasdaq will issue a deficiency notice to that company. If the closing bid price does not reach at least $1.00 per share for a minimum of ten consecutive trading days during the 90 calendar days following the issuance of the deficiency notice from Nasdaq, Nasdaq may de-list that company’s common stock from trading on the Nasdaq National Market. On May 10, 2002 we received a notice from Nasdaq stating that we were not in compliance with Nasdaq’s continued listing requirements because the minimum closing bid price per share of our Common Stock had remained below $1.00 for 30 consecutive trading days. The letter further stated that the closing bid price of our common stock must be at least $1.00 per share for ten consecutive trading days during the 90-day period subsequent to May 10, 2002, or Nasdaq will delist our common stock from trading on the Nasdaq National Market on or about August 8, 2002. We expect to receive notice from Nasdaq that the failure of our Common Stock to maintain Nasdaq’s minimum closing bid price requirement of $1.00 has continued beyond the 90 day probationary period allowed under the Nasdaq National Marketplace Rules and, therefore, our Common Stock may be delisted. We intend to appeal any such delisting decision, and the delisting could be stayed pending a hearing before the Nasdaq Qualifications Panel.

Furthermore, at the discretion of our Board of Directors, we intend to effect a reverse split of our common stock in order to attempt to regain compliance and continue to trade on the Nasdaq National Market. On July 15, 2002, the Board of Directors unanimously adopted a resolution approving and recommending to the stockholders for their approval an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse split of our outstanding shares of common stock, in a ratio of either one-for-five, one-for-ten or one-for-fifteen, which ratio (assuming such ratio has been approved by our stockholders) will be chosen by the Board of Directors at any time prior to the date that is ninety days after our 2002 Annual Meeting of Stockholders. Our stockholders are being asked at the Annual Meeting to act upon a proposal to authorize the Board of Directors to file an amendment to our Amended and Restated Certificate of Incorporation and thereby effect such a reverse stock split by voting in favor of each of the three proposed amendments. Assuming that our stockholders approve one or more of the proposed amendments, the Board of Directors will then choose one amendment from among the approved amendments, and will effect the reverse stock split in that approved ratio. If one or more of the proposed reverse stock split amendments is approved by our stockholders, the Board of Directors intends to subsequently effect, in its sole discretion, the reverse stock split based upon any of the following ratios: one-for-five, one-for-ten or one-for-fifteen, provided such ratio has been approved by our stockholders. The Board of Directors’ determination of the applicable ratio will be made with the primary purpose of retaining our Nasdaq National Market listing and the liquidity of our common stock.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
CacheFlow Inc.

We have audited the accompanying consolidated balance sheets of CacheFlow Inc. as of April 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CacheFlow Inc. at April 30, 2002 and 2001, and the consolidated results of its operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/    ERNST & YOUNG LLP

Walnut Creek, California
May 21, 2002
except for Note 16, as to which the date is
July 15, 2002

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III.

Item 10.    Directors and Executive Officers of the Registrant.

Executives of the Registrant

See the information set forth in the section entitled “Proposal No. 1—Election of Directors” in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission with 120 days after the end of our fiscal year ended April 30, 2002 (the “2002 Proxy Statement”), which is incorporated herein by reference, and the information set forth in the section entitled “Executive Officers of the Registrant.” See also the information set forth in the section entitled “Compliance with Section 16(a) of the Exchange Act” in the 2002 Proxy Statement, which is incorporated herein by reference.

Item 11.    Executive Compensation and Equity Compensation Plan Information.

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2002 Proxy Statement, which is incorporated herein by reference.

The following table provides a summary of all equity compensation plans including stock option plans and employee stock purchase plan as of April 30, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	7,593,976	$13.69	14,961,407	(1)
Equity Compensation plans not approved by security holders	1,989,656	$6.14	946,388

(1)	Includes 3,451,085 shares reserved as of April 30, 2002 for future purchases by employees through payroll deductions under our Employee Stock Purchase Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2002 Proxy Statement, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2002 Proxy Statement, which is incorporated herein by reference.

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

2.1
Agreement and Plan of Reorganization by and among CacheFlow Inc., Wildcat Merger Corporation, SpringBank Networks, Inc. and Soren Christensen (as Stockholder’s Agent) (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on June 19, 2000)

2.2
Agreement and Plan of Merger and Reorganization among CacheFlow Inc., Diamond Merger Corp., Entera, Inc. and John Scharber, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on December 21, 2000)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Amended and Restated Investor’s Rights Agreement, dated June 5, 2000 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 No. 333-55744)

4.3	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

Number	Description

10.4	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.6
Commercial lease agreement between Registrant, the Arrillaga Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.7
Commercial lease agreement between Registrant and Zetron Properties, Inc., dated April 20, 2000 (which is incorporated herein by reference to Exhibit 10.7 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.8
Commercial lease agreement between CacheFlow Canada and Wiebe Property Corporation Ltd., dated May 1, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.9	Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.10	Offer Letter with Alan Robin (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.11	Offer Letter with John Scharber (which is incorporated herein by reference to Exhibit 10.13 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.12	Offer Letter with Robert Verheecke (which is incorporated herein by reference to Exhibit 10.14 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.13	Consulting Agreement with Marc Andreessen (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.14	2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

10.15	Michael Malcolm Resignation Agreement (which is incorporated herein by reference to Exhibit 10.18 of Form 10-Q filed by the Registrant with the Commission on December 15, 2000)

10.16	SpringBank Networks, Inc. 2000 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

10.17	SpringBank Networks, Inc. Founder’s Stock Purchase Agreement (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

10.18	Entera, Inc. 1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

Number	Description

10.19	Entera, Inc. 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.20
Commercial lease agreement between Registrant and Aetna Life Insurance Company, dated October 25, 2000 (which is incorporated herein by reference to Exhibit 10.22 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.21
Commercial lease agreement between Registrant and Sunnyvale VIII Trust, dated March 30, 2001 (which is incorporated herein by reference to Exhibit 10.23 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CACHEFLOW INC.
(Registrant)

July 29, 2002	By:	/S/ BRIAN M. NESMITH
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

Pursuant to the requirements of Sections 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BRIAN M. NESMITH Brian M. NeSmith	President, Chief Executive Officer and Director (Principal Executive Officer)	July 29, 2002

/S/ ROBERT VERHEECKE Robert Verheecke	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 29, 2002

/S/ MARC ANDREESSEN Marc Andreessen	Director	July 29, 2002

/S/ DAVID W. HANNA David W. Hanna	Chairman of the Board, Director	July 29, 2002

/S/ PHILLIP J. KOEN Phillip J. Koen	Director	July 29, 2002

/S/ ANDREW S. RACHLEFF Andrew S. Rachleff	Director	July 29, 2002

CACHEFLOW, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts and Sales Returns

Year Ended April 30,	Balance at Beginning of Period	Additions—Charged to Costs and Expenses	Deductions—Write-offs	Balance at End of Period
2000	121,000	229,000	—	350,000
2001	350,000	1,207,000	57,000	1,500,000
2002	1,500,000	871,000	121,000	2,250,000

Inventory Reserves

Year Ended April 30,	Balance at Beginning of Period	Additions—Charged to Costs and Expenses	Deductions—Write-offs	Balance at End of Period
2000	565,000	100,000	288,000	377,000
2001	377,000	5,920,000	3,557,000	2,740,000
2002	2,740,000	2,337,000	2,057,000	3,020,000

EXHIBIT INDEX

Number	Description

2.1
Agreement and Plan of Reorganization by and among CacheFlow Inc., Wildcat Merger Corporation, SpringBank Networks, Inc. and Soren Christensen (as Stockholder’s Agent) (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on June 19, 2000)

2.2
Agreement and Plan of Merger and Reorganization among CacheFlow Inc., Diamond Merger Corp., Entera, Inc. and John Scharber, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on December 21, 2000)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Amended and Restated Investor’s Rights Agreement, dated June 5, 2000 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 No. 333-55744)

4.3	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.6
Commercial lease agreement between Registrant, the Arrillaga Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.7
Commercial lease agreement between Registrant and Zetron Properties, Inc., dated April 20, 2000 (which is incorporated herein by reference to Exhibit 10.7 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.8
Commercial lease agreement between CacheFlow Canada and Wiebe Property Corporation Ltd., dated May 1, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.9	Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.10	Offer Letter with Alan Robin (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.11	Offer Letter with John Scharber (which is incorporated herein by reference to Exhibit 10.13 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

Number	Description

10.12	Offer Letter with Robert Verheecke (which is incorporated herein by reference to Exhibit 10.14 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.13	Consulting Agreement with Marc Andreessen (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.14	2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

10.15	Michael Malcolm Resignation Agreement (which is incorporated herein by reference to Exhibit 10.18 of Form 10-Q filed by the Registrant with the Commission on December 15, 2000)

10.16	SpringBank Networks, Inc. 2000 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

10.17	SpringBank Networks, Inc. Founder’s Stock Purchase Agreement (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

10.18	Entera, Inc. 1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.19	Entera, Inc. 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.20
Commercial lease agreement between Registrant and Aetna Life Insurance Company, dated October 25, 2000 (which is incorporated herein by reference to Exhibit 10.13 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.21
Commercial lease agreement between Registrant and Sunnyvale VIII Trust, dated March 30, 2001 (which is incorporated herein by reference to Exhibit 10.13 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors