Form 10-Q
period 2002-07-31
BLUE COAT SYSTEMS INC
filed 2002-09-11
CIK 1095600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                      .

COMMISSION FILE NUMBER 000-28139

BLUE COAT SYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	91-1715963 (IRS EMPLOYER IDENTIFICATION)

650 ALMANOR AVENUE SUNNYVALE, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	94085 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 220-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT August 31, 2002
Common Stock, par value $0.0001	44,110,176

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31, 2002	April 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,529	$12,480
Short-term investments	16,420	27,466
Accounts receivable, net	7,100	6,100
Inventories	2,040	1,988
Prepaid expenses and other current assets	1,134	1,576

Total current assets	42,223	49,610

Property and equipment, net	4,990	6,047
Restricted investments	1,991	1,991
Other assets	1,084	1,066

Total assets	$50,288	$58,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,176	$2,558
Accrued payroll and related benefits	2,395	2,594
Deferred revenue	6,517	6,153
Other accrued liabilities	6,036	8,562

Total current liabilities	17,124	19,867

Accrued restructuring reserve	6,376	7,182
Deferred revenue	1,322	1,401

Total liabilities	24,822	28,450

Commitments

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	883,947	883,964
Treasury stock	(908)	(895)
Notes receivable from stockholders	(32)	(57)
Deferred stock compensation	(2,473)	(3,622)
Accumulated deficit	(855,086)	(849,123)
Accumulated other comprehensive income (loss)	14	(7)

Total stockholders’ equity	25,466	30,264

Total liabilities and stockholders’ equity	$50,288	$58,714

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended July 31,
	2002	2001
Net sales	$11,035	$20,443
Cost of goods sold	4,585	8,211

Gross profit	6,450	12,232

Operating expenses:
Research and development	3,545	9,730
Sales and marketing	6,491	9,387
General and administrative	1,411	2,153
Stock compensation	1,126	7,847
Goodwill amortization	—	16,452
Asset impairment	—	62,944

Total operating expenses	12,573	108,513

Operating loss	(6,123)	(96,281)
Interest income	149	832
Other income (expense)	42	(22)

Net loss before income taxes	(5,932)	(95,471)
Provision for income taxes	(31)	(135)

Net loss	$(5,963)	$(95,606)

Basic and diluted net loss per common share	$(0.14)	$(2.36)

Shares used in computing basic and diluted net loss per common share	43,438	40,585

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended July 31,
	2002	2001
Operating Activities
Net loss	$(5,963)	$(95,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	748	1,095
Stock compensation	1,126	7,847
Goodwill amortization	—	16,452
Asset impairment	—	62,944
Interest on notes receivable from stockholders	(6)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	(1,201)
Inventories	(51)	1,301
Prepaid expenses and other current assets	442	905
Other assets	(18)	65
Deferred Revenue	284	(281)
Accounts payable	(382)	(2,156)
Accrued liabilities	(2,742)	(3,908)

Net cash used in operating activities	(7,562)	(12,553)

Investing Activities
Purchases of property and equipment	(480)	(1,148)
Proceeds from sale of investments, net	11,067	2,386

Net cash provided by investing activities	10,587	1,238

Financing Activities
Net proceeds from issuance of common stock	6	207
Proceeds from repayment of notes receivable	24	232
Repurchase of employee stock	(6)	—

Net cash provided by financing activities	24	439

Net increase (decrease) in cash and cash equivalents	3,049	(10,877)
Cash and cash equivalents at beginning of period	12,480	55,356

Cash and cash equivalents at end of period	$15,529	$44,479

Treasury stock retirement/cancellation	$—	$190

See notes to condensed consolidated financial statements.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements and related notes as of July 31, 2002, and for the three-month period then ended, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our consolidated financial position, operating results, and cash flows for the interim date and periods presented. Certain prior year amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. Results for the three months ended July 31, 2002 are not necessarily indicative of results for the entire fiscal year or future periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted under the Securities and Exchange Commission’s (SEC) rules and regulations. These condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended April 30, 2002, included in the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2002.

On August 21, 2002, we changed our name from CacheFlow® Inc. to Blue Coat™ Systems, Inc. and all future SEC filings will be under Blue Coat Systems, Inc.

Use of Estimates

The preparation of the condensed consolidated financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For us, these estimates include returns and allowances, valuation reserves for inventories, accrual of warranty costs, impairment charges related to long-lived assets, restructuring reserves, useful lives assigned for depreciation and amortization, income taxes, and contingencies. Actual results will differ from those estimates, and such differences could be material to the consolidated financial position and results of operations.

Revenue Recognition

We generally recognize product revenue upon shipment, assuming that evidence of an arrangement exists, the fee is determinable and collectibility is probable, unless we have future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Probability of collection is assessed on a customer by customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. In the case of shipments to our distributors who have limited rights of return and stock rotation, we defer revenue until a point of sale report is received from the distributor confirming that our products and services have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recognized evenly over the life of the contract. Maintenance contract revenue recognized for the three months ended July 31, 2002 and 2001 was $2.0 million and $1.8 million, respectively.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Inventories

Inventories consisted of the following (in thousands):

	July 31, 2002	April 30, 2002
Raw materials	$566	$416
Work-in-process	122	128
Finished goods	1,352	1,444

Total	$2,040	$1,988

Note 2.    Restructuring Charges

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and to further align our organization with market conditions, future revenue expectations and our planned future product direction at that time. In connection with this restructuring plan, we implemented a reduction in workforce of approximately 200 employees. We accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income are based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility will be adjusted. As of July 31, 2002, substantially all severance costs related to domestic and international employees had been paid and $9.5 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective terms through 2007.

In August 2001, our Board of Directors approved a restructuring program in response to the continued economic slowdown that negatively impacted first quarter of fiscal 2002 demand for our products, as potential customers deferred spending on Internet and intranet infrastructure. In order to streamline our cost structure and better position us for growth, we implemented a reduction in workforce of approximately 80 positions. We incurred $2.6 million in restructuring costs in the quarter ended October 31, 2001 to complete this effort, which included employee severance costs of approximately $1.7 million and certain contract termination costs of approximately $0.9 million. As of July 31, 2002, these severance payments and contract termination payments were completed.

The following table sets forth an analysis of the components of the restructuring charges and payments made through July 31, 2002 (in thousands):

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
	Abandoned Space	Severance Related	Contract Termination and Other	Total
Reserve balances, April 30, 2002	$9,503	$406	$969	$10,878
Cash payments	(599)	(379)	(382)	(1,360)

Reserve balances, July 31, 2002	8,904	27	587	9,518
Less: current portion included in other accrued liabilities	2,887	27	228	3,142

Accrued restructuring reserve	$6,017	$—	$359	$6,376

Note 3.    Litigation

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

From time to time and in the ordinary course of business, we may be subject to various other claims, charges, and litigation. In the opinion of management, final judgments from such other pending claims, charges, and litigation, if any, against us would not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 4.    Impairment of Assets

In May 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. As of April 30, 2002, the enterprise level goodwill recorded in connection with our Springbank Networks, Inc. and Entera, Inc. acquisitions was fully written off and there was no remaining goodwill balance to be amortized or impaired in the three months ended July 31, 2002. For the three months ended July 31, 2001, our market capitalization had fallen below our net book value. Management performed an impairment assessment of long-lived assets and determined that certain enterprise level goodwill recorded in connection with our Springbank Networks, Inc. and Entera, Inc. acquisitions was not fully recoverable. As a result, we recorded a $62.9 million impairment charge in the quarter ended July 31, 2001 to reduce goodwill to its estimated fair value based on the market value method. The estimate of fair value was based upon our average market capitalization, which was calculated using our average closing stock price surrounding July 31, 2001.

Note 5.    Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with the Financial Accounting Standards Board’s (FASB) SFAS No. 130, “Reporting Comprehensive Income.” Included in other comprehensive income (loss) for us are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income (loss)” in the stockholder’s equity section of the balance sheet. The comprehensive net loss for the three-month period ended July 31, 2002 and 2001 was $5.9 million and $95.5 million, respectively.

Note 6.    Net Loss Per Common Share

Basic net loss per common share and diluted net loss per common share are presented in conformity with the FASB’s SFAS No. 128, “Earnings Per Share” (SFAS 128), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted average number of shares of common stock issued to founders, investors, service providers and employees that are subject to repurchase.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended July 31,
	2002	2001
Historical:
Net loss	$(5,963)	$(95,606)

Weighted-average shares of common stock outstanding	43,953	43,387
Less: Weighted-average shares subject to repurchase	(515)	(2,802)

Weighted-average shares used in computing basic and diluted net loss per common share	43,438	40,585

Basic and diluted net loss per common share	$(0.14)	$(2.36)

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

We have excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

If we had reported net income for the three months ended July 31, 2002 and 2001, the calculation of diluted earnings per share for those periods would have included the effect of dilutive common stock options, computed using the treasury stock method. For the three months ended July 31, 2002 and 2001, the calculation would have included the common stock equivalent effects of 305,413 and 3,882,050 stock options outstanding, respectively.

Note 7.    Geographic and Product Category Information Reporting

We operate in one segment to design, develop, market and support web security appliances. Our sales consisted of three product categories: web security products, legacy products and services. Total international revenue consisted of sales from our U.S. operations to non-affiliated customers in other geographic regions. During the three months ended July 31, 2002 and 2001, there were no intra-enterprise sales, and no material long-lived assets were located in our foreign operations during the three months ended July 31, 2002 and 2001.

Sales are attributed to geographic areas based on the location of the customers. The following is a summary of net sales by geographic area (in thousands):

	Three Months Ended July 31,
	2002	2001
North America	$5,585	$8,390
Europe	2,893	4,646
Asia	2,557	7,407

Total	$11,035	$20,443

The following is a summary of net sales by product category (in thousands):

	Three Months Ended July 31,
	2002	2001
Web Security	$6,912	$10,277
Legacy	2,037	8,310
Service	2,086	1,856

Total	$11,035	$20,443

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 8.    Subsequent Event

On August 14, 2002, we received a Nasdaq Staff Determination letter indicating that our Common Stock would be delisted from the Nasdaq National Market because we were not in compliance with the minimum $1 per share bid price requirement for continued listing as set forth in Nasdaq Marketplace Rule 4450(a)(5) and such noncompliance had extended beyond the 90-day grace period provided by Nasdaq Marketplace Rules. On August 15, 2002, pursuant to Nasdaq Marketplace Rule 4820, we appealed the Staff Determination and requested an oral hearing in person before a Listing Qualifications Panel to review the Staff Determination. On August 20, 2002, we received a letter from Nasdaq granting our request and setting a hearing date of September 19, 2002. In addition, the delisting action referenced in the August 14, 2002 letter has been stayed pending a decision by the Listing Qualifications Panel. On September 12, 2002, we will conduct our annual meeting of our stockholders. Our stockholders are being asked to approve a reverse stock split of our common stock in ratios of 1-for-5, 1-for-10, and 1-for-15. If one or more of the reverse splits is approved, the Board of Directors will determine which one, if any, of the approved reverse splits to implement. If a reverse stock split is implemented, we anticipate that our common stock will then meet the minimum bid price per share of $1.00 pursuant to Nasdaq Marketplace Rule 4450(a)(5), although there can be no assurance that the Nasdaq Listings Qualification Panel will grant our request for continued listing on the Nasdaq National Market after the hearing, even if we are able to comply with Nasdaq Marketplace Rule 4450(a)(5). If none of the reverse splits is approved, or if our Board of Directors chooses not to implement a reverse split, we expect to apply to transfer our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. However, there can be no assurance that we will be permitted to move to the Nasdaq SmallCap Market.

BLUE COAT SYSTEMS, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on future revenue expectations, sales channel development, future operating results, future cash usage and product acceptance, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty in future operating results, inability to raise additional capital, compliance with Nasdaq’s listing standards, macroeconomic conditions, competition, new product introduction, key employee retention and transitions, fluctuations in quarterly operating results, product concentration, technological changes, uncertainty in the web security appliance market, litigation, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings.

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,
	2002	2001
Net sales	100.0%	100.0%
Cost of goods sold	41.5	40.2

Gross profit	58.5	59.8

Operating expenses:
Research and development	32.1	47.6
Sales and marketing	58.8	45.9
General and administrative	12.8	10.5
Stock compensation	10.2	38.4
Goodwill amortization	—	80.5
Impairment of assets	—	307.9

Total operating expenses	113.9	530.8

Operating loss	(55.4)	(471.0)
Interest income	1.4	4.1
Other income (expense)	0.4	(0.1)

Net loss before income taxes	(53.6)	(467.0)
Provisions for income taxes	(0.3)	(0.7)

Net loss	(53.9)	(467.7)

Net loss available to common stockholders	(53.9)%	(467.7)%

BLUE COAT SYSTEMS, INC.

Overview

Blue Coat™ Systems, Inc. (formerly Cacheflow Inc.), also referred to in this report as “we” or the “Company”, was incorporated in Delaware on March 16, 1996. On August 21, 2002, we changed our name from CacheFlow Inc. to Blue Coat Systems, Inc. We are focused on the enterprise web security appliance market. Our web security appliances, called Port 80 Security Appliances, are designed to protect organizations against emerging web threats targeting the open holes in the existing security infrastructure. Our products are designed to enable enterprises to utilize their web resources while minimizing their security risks and reducing their network management costs.

The company’s initial products, introduced in May of 1998, utilized caching technology to improve user response time for accessing Internet content. These systems were used by service providers and enterprises throughout the world and achieved a market leadership position. By 1999, the caching market began evolving into two distinct segments – enterprises looking for proxy caches, to securely connect employees to the Internet, and service providers looking for increased bandwidth savings and response time for their subscribers. During this timeframe, service provider customers represented the majority of our revenues. We continued, however, to enhance our competitive position in both market segments through internal development and external acquisitions. By early 2001, the demand for extending our enterprise proxy caches started to grow, while the service provider market decreased significantly. We accelerated our development and marketing efforts around our enterprise business, resulting in the delivery of our Port 80 Security Appliances in June 2002.

We believe that Web traffic now comprises the majority of enterprise network traffic. The threats related to protecting and securing those web applications has driven organizations to rethink the consequences of an inadequate security infrastructure. The existing security infrastructure was not designed to protect against web threats, including malicious mobile code such as the Code Red virus or the Nimda virus. To protect their businesses, these enterprise organizations need the capability to easily understand and control web applications, content and users. This capability is enabled by a new layer of security infrastructure, the web security appliance, which polices the primary access point through which these threats enter the enterprise network, port 80.

We have incurred net losses in each quarter since inception. As of July 31, 2002, we had an accumulated deficit of $855.1 million, which consisted of $133.2 million of pro-forma net losses and the following non-recurring items: $411.7 million of asset impairment, $132.0 million of stock compensation expenses, $128.5 million of goodwill amortization, $32.2 million of acquired in-process technology, $17.3 million of restructuring expenses and $0.2 million of treasury stock retirement. Our net losses for the three months ended July 31, 2002 and 2001 were $6.0 million and $95.6 million, respectively. These losses resulted from charges related to the impairment of certain intangible and long-lived assets, the amortization of deferred stock compensation and goodwill, and significant costs incurred in the development and sale of our products and services. Additionally, we experienced a significant decline in the demand for our products starting in the quarter ended January 31, 2001, which have continued through the quarter ended July 31, 2002. We believe this decline in revenue substantially resulted from the weakening global economy and a corresponding reduction in information technology spending. Unless there are positive changes in current macroeconomic conditions, we expect that the lowered levels of demand since January 31, 2001 will continue throughout fiscal 2003. As a result, we expect to incur additional operating losses and continued negative cash flows from operations at least through fiscal year 2003. Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties. See “Liquidity and Capital Resources” below for further discussion.

BLUE COAT SYSTEMS, INC.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, investments, intangible assets, lease losses and restructuring accruals, income taxes, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and such differences could be significant.

We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	Revenue recognition and allowances;

•	Inventory write-down;

•	Restructuring accruals; and

•	Accounting for income taxes.

Revenue Recognition and Allowances.    We generally recognize product revenue upon shipment, assuming that evidence of an arrangement exists, the fee is determinable and collectibility is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Probability of collection is assessed on a customer by customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. During the three months ended July 31, 2002 and 2001, the Company deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

In the case of shipments to our distributors who have limited rights of return and stock rotation, we defer revenue until a point of sale report is received from the distributor confirming that our products and services have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recognized evenly over the life of the contract.

We also maintain a separate allowance for doubtful accounts for estimated losses resulting from the unanticipated inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory write-down.    We record write-downs for estimated excess and obsolete inventory. These write-downs are equal to the difference between the cost of the inventory and its estimated fair value, which is determined based upon assumptions about future demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and related purchase commitments, and our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required.

Restructuring accruals.    In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in information technology spending rates, which has negatively impacted our sales, we

BLUE COAT SYSTEMS, INC.

implemented two restructuring plans, one in February 2002 and the other in August 2001, which included reductions in workforce and a consolidation of facilities.

We performed a comprehensive analysis of our real estate facility requirements and identified excess facility space, which has subsequently been offered for sublease. Based upon the results of our analysis, we recorded charges related to estimated facilities lease losses, net of expected sublease income during fiscal 2002. In determining the net facilities charge, various assumptions were made, including the time period over which the facilities will be vacant, expected sublease terms and expected sublease rates. The charges recorded were estimates in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and represented the low end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination. Should operating lease rental rates decline or should it take longer than expected to find a suitable tenant to sublease the facility, adjustments to the facilities lease losses liabilities may be necessary in future periods based upon the then-current actual events and circumstances.

In fiscal 2002, we also recorded charges for two reductions in workforce. See Note 2 “Restructuring Charges” of the condensed consolidated financial statements for further discussion.

Accounting for income taxes.    Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The determination of our tax provision is subject to judgments and estimates due to operations in several tax jurisdictions outside the United States.

Results of Operations

Net Sales.    Net sales decreased to $11.0 million for the three months ended July 31, 2002 from $20.4 million for the three months ended July 31, 2001. This decrease was primarily attributable to fewer unit sales and a purchasing trend towards our lower end systems, which have lower average sales prices than our higher end systems, partially offset by increased service and other product revenue. As a result of our focus on increasing the use of indirect distribution channels, one of our distributors accounted for 18% of our net sales during the three months ended July 31, 2002. No customer accounted for more than 10% of our net sales during the three months ended July 31, 2001.

Net sales for the three months ended July 31, 2002 from the U.S. were $5.6 million, or 51.0% of net sales, from Europe were $2.9 million, or 26.0% of net sales, and from Asia were $2.6 million, or 23.0% of net sales. Net sales for the three months ended July 31, 2001 from the U.S. were $8.4 million, or 41.0% of net sales, from Europe were $4.6 million, or 23.0% of net sales, and from Asia were $7.4 million, or 36.0% of net sales.

Net sales for the three months ended July 31, 2002 from our web security products were $6.9 million, or 62.6% of net sales, our legacy products were $2.0 million, or 18.5% of net sales, and services were $2.1 million, or 18.9% of net sales. Net sales for the three months ended July 31, 2001 from our web security products were $10.3 million, or 50.3% of net sales, our legacy products $8.3 million, or 40.6% of net sales, and services were $1.9 million, or 9.1% of net sales. Unless macroeconomic conditions improve sooner than anticipated, our visibility to the near-term demand for our products is limited, however, modest growth is expected in fiscal 2003.

Gross Profit.    Gross profit decreased to $6.5 million for the three months ended July 31, 2002 from $12.2 million for the three months ended July 31, 2001. This decrease in gross profit was primarily attributable to the decrease in sales for the three months ended July 31, 2002. Our gross margin percentage decreased slightly to 58.5% for the three months ended July 31, 2002 from 59.8% for the three months ended July 31, 2001. This slight decrease in our gross margin percentage was principally the result of fixed manufacturing overhead costs applied to lower volumes.

BLUE COAT SYSTEMS, INC.

Our gross margin has been and will continue to be affected by a variety of factors, including competition, fluctuations in demand for our products, the timing and size of customer orders and product implementations, the mix of direct and indirect sales, the mix and average selling prices of products, new product introductions and enhancements, component costs, manufacturing overhead costs, service margin and product configuration. If actual orders do not match our forecasts we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

Research and Development.    Research and development expenses consist primarily of salaries and benefits, and prototype and testing costs. Research and development expenses decreased to $3.5 million for the three months ended July 31, 2002 from $9.7 million for the three months ended July 31, 2001. This decrease in research and development expenses in absolute dollars was primarily attributable to decreased staffing and associated support for engineers as the result of the restructuring effort to reduce costs during the fourth quarter of fiscal 2002. Research and development headcount decreased to 78 at July 31, 2002 from 219 at July 31, 2001. As a percentage of net sales, research and development expenses decreased to 32.1% for the three months ended July 31, 2002 from 47.6% for the three months ended July 31, 2001. This decrease in research and development expenses as a percentage of net sales occurred even with the lower revenue experienced in the first quarter of fiscal 2003, reflecting our efforts to lower expenditures given the reduced revenue that we are experiencing. Should growth in demand for our products resume, and after we realize potential efficiencies within our research and development organization, we expect to increase our research and development expenses in absolute dollars in an effort to enhance existing and introduce new products. However, we may implement additional cost-cutting programs to reduce our research and development expenses in future periods. Through July 31, 2002, all research and development costs have been expensed as incurred.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and benefits, commissions and advertising and promotional expenses. Sales and marketing expenses decreased to $6.5 million for the three months ended July 31, 2002 from $9.4 million for the three months ended July 31, 2001. This decrease in sales and marketing expenses in absolute dollars was primarily related to reduced headcount. Sales and marketing headcount decreased to 87 at July 31, 2002 from 152 at July 31, 2001. As a percentage of net sales, sales and marketing expenses increased to 58.8% for the three months ended July 31, 2002 from 45.9% for the three months ended July 31, 2001. This increase in sales and marketing expenses as a percentage of net sales results from the decline in net sales compared to the first quarter of our fiscal 2002 partially offset by reduced sales and marketing expenses. Should growth in demand for our products resume, and after we realize potential efficiencies within our sales and marketing organization, we expect to increase our sales and marketing expenses in absolute dollars in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels. However, we may implement additional cost-cutting programs to reduce our sales and marketing expenses in future periods.

General and Administrative.    General and administrative expenses decreased to $1.4 million for the three months ended July 31, 2002 from $2.2 million for the three months ended July 31, 2001. This decrease in general and administrative expenses in absolute dollars was primarily attributable to decreased staffing and associated expenses as the result of the restructuring effort to reduce costs during the fourth quarter of fiscal 2002. General and administrative headcount decreased to 27 at July 31, 2002 from 57 at July 31, 2001. As a percentage of net sales, general and administrative expenses increased to 12.8% for the three months ended July 31, 2002 from 10.5% for the three months ended July 31, 2001. This increase in general and administrative expenses as a percentage of net sales primarily results from the decline in net sales compared to the first quarter of our fiscal 2002 partially offset by reduced general and administrative expenses. Should growth in demand for our products resume, and after we have realized potential efficiencies within our current general and administrative organization, we expect general and administrative expenses to increase in absolute dollars as we continue to increase headcount to manage expanding operations and facilities. However, we may implement additional cost-cutting programs to reduce our general and administrative expenses in future periods.

Stock Compensation.    Stock compensation expense decreased to $1.1 million for the three months ended July 31, 2002 from $7.8 million for the three months ended July 31, 2001. This non-cash charge reflects the amortization of deferred stock compensation and termination and acceleration charges for departing employees.

BLUE COAT SYSTEMS, INC.

Goodwill Amortization.    No goodwill amortization was taken during the three months ended July 31, 2002 since the enterprise level goodwill recorded in connection with our Springbank Networks, Inc. and Entera, Inc. acquisitions was fully written off as of April 30, 2002. Goodwill amortization expense was $16.5 million for the three months ended July 31, 2001. The goodwill expense was attributable to our acquisitions of SpringBank Networks, Inc. on June 5, 2000, and Entera, Inc. on December 15, 2000, which were accounted for as purchase business combinations. The SpringBank and Entera acquisitions resulted in goodwill of $177.0 million and $359.3 million, respectively, and each amount was amortized over three years on a straight-line basis. See “Impairment of assets” below.

Impairment of assets.    As discussed further in Note 4 “Impairment of Assets” of the condensed consolidated financial statements above, during our first quarter ended July 31, 2001, we performed an impairment assessment of our tangible and intangible assets and determined that the enterprise level goodwill associated with the acquisitions of SpringBank and Entera was impaired. As a result, a $62.9 million impairment charge was recorded to write our net book value down to its market value as of July 31, 2001.

Interest and Other Income (Expense).    Interest income decreased to $0.1 million for the three months ended July 31, 2002, from $0.8 million for the three months ended July 31, 2001. This decrease was primarily attributable to the lower cash balances and lower interest rates earned on our cash equivalents and short-term investments.

Reorganization Plans

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and to further align our organization with market conditions, future revenue expectations and our planned future product direction at that time. In connection with this restructuring plan, we implemented a reduction in workforce of approximately 200 employees. We accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income are based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates will be reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility will be adjusted. As of July 31, 2002, substantially all severance costs related to domestic and international employees had been paid and $9.5 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective terms through 2007.

In August 2001, our Board of Directors approved a restructuring program in response to the continued economic slowdown that negatively impacted first quarter of fiscal 2002 demand for our products, as potential customers deferred spending on Internet and intranet infrastructure. In order to streamline our cost structure and better position us for growth, we implemented a reduction in workforce of approximately 80 positions. We incurred $2.6 million in restructuring costs in the quarter ended October 31, 2001 to complete this effort, which included employee severance costs of approximately $1.7 million and certain contract termination costs of approximately $0.9 million. As of July 31, 2002, these severance payments and contract termination payments were completed.

We cannot assure that our most recent restructuring program will achieve all of the expense reductions and other benefits that we anticipate. In addition, anticipated savings from the reduced headcount or facility consolidations have been, and may in the future be, mitigated by subsequent increases in headcount and subsequent facilities additions related to our operating requirements. See Note 2 “Restructuring Charges” of the condensed consolidated financial statements for further discussions.

BLUE COAT SYSTEMS, INC.

Liquidity and Capital Resources

From inception, we financed our operations and the purchase of property and equipment through private sales of preferred stock, with net proceeds of $37.9 million, through bank loans and equipment leases, and in November 1999, through an initial public offering of our common stock, with net proceeds of $126.5 million. At July 31, 2002, we had $15.5 million in cash and cash equivalents, $16.4 million in short-term investments, $2.0 million in restricted investments and $25.1 million in working capital.

Net cash used in operating activities was $7.6 million for the three months ended July 31, 2002 and $12.6 million for the three months ended July 31, 2001. For the three months ended July 31, 2002, we used cash primarily to fund our net losses from operations, to fund growth in accounts receivable, and to pay off accrued liabilities, which included $1.4 million of payments against accrued restructuring liabilities related to severance, terminated and vacated real estate leases, and other contract termination obligations. We expect to make payments of approximately $3.1 million against our accrued restructuring liabilities over the next 12 months.

Net cash provided by investing activities was $10.6 million for the three months ended July 31, 2002 and $1.2 million for the three months ended July 31, 2001. Net cash provided by investing activities for the three months ended July 31, 2002 was primarily attributable to net sales of short-term securities, offset by purchases of property, plant and equipment. We expect that, in the future, any cash in excess of current requirements will continue to be invested in high quality, interest-bearing securities.

Capital expenditures were $0.5 million for the three months ended July 31, 2002 and $1.1 million for the three months ended July 31, 2001. Our capital expenditures consisted of leasehold improvements and purchases of equipment and software.

Net cash provided by financing activities was $0.02 million for the three months ended July 31, 2002 and $0.4 million for the three months ended July 31, 2001. Financing activities for the three months ended July 31, 2002 and 2001 were primarily attributable to the exercise of employee stock options.

As of July 31, 2002, we continue to have no outstanding debt and we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor did we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We have suffered recurring losses from operations and currently project such losses to continue for fiscal 2003. Our current business plan for 2003 reflects continued initiatives to increase revenue, reduce overhead, and realize the benefit of recent reductions in employee headcount and occupancy costs. The plan projects that the amount of the quarterly net loss will decline from quarter to quarter with net income projected to begin in fiscal 2004. As a result, current cash and short-term investment balances are projected to be sufficient to fund the excess of expenses over revenue for fiscal 2003. In our review of our operating requirements, we determined that even with a reduction of revenue in excess of 50% from fiscal 2002, we would still have sufficient working capital to meet our working capital and capital expenditure requirements through at least fiscal 2003. If revenues decrease below that level without further expense reduction or if cash is needed for unanticipated uses, we may need additional capital sooner than expected. Although we cannot guarantee that planned results will be obtained in fiscal 2003 or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned revenue and expense assumptions can be realized. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we will eventually be unable to continue our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

BLUE COAT SYSTEMS, INC.

New Accounting Pronouncements

In May 2002, we adopted Statements of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141), and No. 142, “Goodwill and Other Intangible Assets” (Statement 142). Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. As of July 31, 2002, we did not have any business combinations or remaining goodwill on our balance sheet. As such, the adoption of these statements did not have an impact on our financial position and results of operations.

In May 2002, we adopted Statement of Financial Accounting Standards No. 144 (Statement 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for companies with fiscal year ends beginning after December 15, 2001. Statement 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of this statement did not have a material impact on our financial position and results of operations.

Other Matters

In connection with the engagement of our independent auditors, our audit committee has reviewed both the audit and non-audit services provided pursuant to the engagement to ensure that our auditors satisfy the independence requirements mandated by generally accepted accounting principles and the SEC. Our audit committee had the opportunity to formally approve the non-audit services provided by our auditors, as required under a new federal law that was enacted July 30, 2002.

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

We incurred net losses of $6.0 million and $95.6 million for the three months ended July 31, 2002 and 2001, respectively. As of July 31, 2002, we had an accumulated deficit of $855.1 million, which consisted of $133.2 million of pro-forma net losses and the following non-recurring items: $411.7 million of asset impairment, $132.0 million of stock compensation expenses, $128.5 million of goodwill amortization, $32.2 million of acquired in-process technology, $17.3 million of restructuring expenses and $0.2 million of treasury stock retirement. We have not had a profitable quarter since our inception and we expect to continue to incur net losses on a quarterly and annual basis in the future. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. We may never achieve profitability.

BLUE COAT SYSTEMS, INC.

If we are unable to raise additional capital, our ability to effectively manage our growth or enhance our products could be harmed.

At July 31, 2002, we had approximately $15.5 million in cash and cash equivalents, $16.4 million in short-term investments, and $2.0 million in restricted investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is needed for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for web security appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

Failure to Comply With Nasdaq’s Listing Standards Could Result in Our Delisting By Nasdaq From the Nasdaq National Market and Severely Limit the Ability to Sell Any of Our Common Stock

On August 14, 2002, we received a Nasdaq Staff Determination letter indicating that our Common Stock would be delisted from the Nasdaq National Market because we were not in compliance with the minimum $1 per share bid price requirement for continued listing as set forth in Nasdaq Marketplace Rule 4450(a)(5) and such noncompliance had extended beyond the 90-day grace period provided by Nasdaq Marketplace Rules. On August 15, 2002, pursuant to Nasdaq Marketplace Rule 4820, we appealed the Staff Determination and requested an oral hearing in person before a Listing Qualifications Panel to review the Staff Determination. On August 20, 2002, we received a letter from Nasdaq granting our request and setting a hearing date of September 19, 2002. In addition, the delisting action referenced in the August 14, 2002 letter has been stayed pending a decision by the Listing Qualifications Panel. On September 12, 2002, we will conduct our annual meeting of our stockholders. Our stockholders are being asked to approve a reverse stock split of our common stock in ratios of 1-for-5, 1-for-10, and 1-for-15. If one or more of the reverse splits is approved, the Board of Directors will determine which one, if any, of the approved reverse splits to implement. If a reverse stock split is implemented, we anticipate that our common stock will then meet the minimum bid price per share of $1.00 pursuant to Nasdaq Marketplace Rule 4450(a)(5), although there can be no assurance that the Nasdaq Listings Qualification Panel will grant our request for continued listing on the Nasdaq National Market after the hearing, even if we are able to comply with Nasdaq Marketplace Rule 4450(a)(5). If none of the reverse splits is approved, or if our Board of Directors chooses not to implement a reverse split, we expect to apply to transfer our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. However, there can be no assurance that we will be permitted to move to the Nasdaq SmallCap Market.

Although we believe that a reverse stock split is the most effective means to avoid a delisting of our common stock from the Nasdaq National Market, we cannot predict whether a reverse stock split will in fact increase or maintain the bid price for our common stock above $1.00 per share. The history of similar stock split combinations for companies in like circumstances is varied. In addition, there can be no assurance that even if Nasdaq’s minimum bid price maintenance standard were satisfied, we would continue to be able to meet our other quantitative continued listing criteria, or that our common stock would not be delisted by Nasdaq for other reasons.

The market price of our common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If we effect a reverse stock split and the market price of our common stock declines, the price decline as a percentage of our overall market capitalization may be greater than would occur in the absence of a reverse stock split.

The delisting of our common stock from the Nasdaq National Market could adversely affect our ability to attract new investors and attract and retain employees, may result in decreased liquidity of our outstanding shares of common stock (and a resulting inability of our stockholders to sell our common stock), and, consequently, could reduce the price at which our shares trade. In addition, the delisting of our common stock could deter broker-dealers from making a market in or otherwise generating interest in our common stock, and might deter certain persons from investing in our common stock. There can be no assurance that

BLUE COAT SYSTEMS, INC.

a reverse stock split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks.

We may incur net losses or increased net losses if we are required to record additional significant accounting charges related to excess facilities that we are unable to sublease.

We have existing commitments to lease office space in Sunnyvale, CA and Redmond, WA in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area and the Seattle Area has developed such a large excess inventory of office space that we now believe we could be unable to sublease a substantial portion of our excess office space in the near future. Accordingly, in the fourth quarter of fiscal 2002, we recorded an excess facilities charge of $9.5 million, which represented the remaining lease commitments for vacant facilities, net of expected sublease income. As of July 31, 2002, $8.9 million of this accrued liability remains on the balance sheet. If current market conditions for the commercial real estate market remain the same or worsen, we may be required to record additional charges.

A continued downturn in macroeconomic conditions could adversely impact our existing and potential customers’ ability and willingness to purchase our products, which would cause a decline in our sales.

U.S. economic growth slowed significantly in the past two years. In addition, there is uncertainty relating to the prospects for near-term U.S. economic growth, as well as the extent to which the U.S. slowdown will impact international markets. This slowdown and uncertainty contributed to delays in decision-making by our existing and potential customers and a resulting decline in our sales in the second half of fiscal 2001 and all of fiscal 2002. Continued uncertainty or a continued slowdown could result in a further decline in our sales and our operating results could again be below our expectations and the expectations of public market analysts and investors. Our stock price has materially declined over the past two years and our stock price may continue to decline in the event that we fail to meet the expectations of public market analysts or investors in the future.

We expect increased competition and, if we do not compete effectively, we could experience a loss in our market share and sales.

The market for web security appliances is intensely competitive, evolving and subject to rapid technological changes. Primary competitive factors that have typically affected our market include product features such as reliability, scalability, and ease of use, as well as price and customer support. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including primarily Cisco Systems, Network Appliance, Tumbleweed Communications and various others. In addition, we expect additional competition from other established and emerging companies as the market for web security appliances continues to develop and expand.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. The products of our competitors may have features and functionality that our products do not have. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, more quickly develop new products or enhance existing products and services or bundle web security appliances in a manner that we cannot provide. Accordingly,

BLUE COAT SYSTEMS, INC.

it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

If we are unable to introduce new products and services that achieve market acceptance quickly, we could lose existing and potential customers and our sales would decrease.

We need to develop and introduce new products and enhancements to existing products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We intend to extend the offerings under our product family in the future, both by introducing new products and by introducing enhancements to our existing products. However, we may experience difficulties in doing so, and our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Furthermore, the reduction of approximately 100 research and development personnel resulting from the February 2002 restructuring, may make this even more difficult. Life cycles of our products are difficult to predict, because the market for our products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

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

BLUE COAT SYSTEMS, INC.

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

We cannot reliably forecast our future quarterly sales for several reasons, including:

•	we have a limited operating history, and the market in which we compete is relatively new and rapidly evolving;

•	our sales cycle varies substantially from customer to customer;

•	our sales cycle may lengthen as the complexity of web security appliance solutions continues to increase; and

•	our inability to predict macro-economic conditions.

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

Our Recent Name Change to Blue Coat Systems, Inc. May Cause Confusion Among Potential and Existing Customers

We changed our name from CacheFlow Inc. to Blue Coat Systems, Inc. on August 21, 2002. In conjunction with the name change, the ticker symbol for our common stock, which is listed on the Nasdaq National Market, was changed from CFLO to BCSI. Although we have not experienced any material disruptions to our business as a result of the name change, the name change may lead to some confusion among potential and existing customers regarding our history and our business. In particular, our ability to secure new customers may be made more difficult because we are no longer in an immediate position to leverage any goodwill and name recognition associated with our former name.

If we fail to manage existing sales channels and create additional sales capabilities, our sales will not grow.

We evaluate and modify our distribution strategy from time to time to meet market requirements. For the three months ended July 31, 2002, we did begin to increase our distributor sales; however, there is no guarantee that we will continue to accomplish our goal to increase our focus on indirect distribution channels, which could significantly decrease sales. Any direct channel new hire or new distribution partner will require extensive training and typically take several months to achieve productivity. Competition for qualified sales personnel and distribution partners is intense, and we might not be able to hire the kind and number of candidates we are targeting. If we fail to manage existing sales channels and create additional sales capabilities, our business will be seriously harmed.

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

BLUE COAT SYSTEMS, INC.

For the three months ended July 31, 2002, sales to customers outside of the United States and Canada accounted for approximately 49% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. The downsizing of our international operations as the result of the August 2001 and February 2002 restructuring plans may further hinder our ability to increase our market concentration internationally. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed.

We disclose pro forma financial information.

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

We currently purchase from Mitac Corporation (“Mitac”) the chassis (box) with certain printed-circuit boards and base components for most of our current products. Any Mitac manufacturing disruption could impair our ability to fulfill orders. Our future success could depend, in part, on our ability to have others manufacture our products cost-effectively and in sufficient volumes. We also rely on several other third-party manufacturers to build portions of our products. If we are unable to manage the relationships with these manufacturers effectively or if these manufacturers fail to meet our future requirements for timely delivery, our business would be seriously harmed. These manufacturers fulfill our supply requirements on the basis of individual purchase orders or agreements with us. Accordingly, these manufacturers are not obligated to continue to fulfill our supply requirements, and the prices we are charged for these components could be increased on short notice. Any interruption in the operations of any one of these manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers and would seriously harm our business. In addition, the products that these manufacturers build for us may not be sufficient in quality or in quantity to meet our needs. Our delivery requirements could be higher than, or lower than, the capacity of these manufacturers, which would likely result in manufacturing delays, which could result in lost sales and the loss of existing and potential customers. We cannot be certain that these manufacturers or any other manufacturer will be able to meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of these manufacturers or any other of our contract manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of any of our contract manufacturers in the future, would cause a delay in our ability to fulfill customer orders while we attempt to obtain a replacement manufacturer. Delays associated with our attempting to replace or our inability to replace one of our manufacturers would seriously harm our business.

BLUE COAT SYSTEMS, INC.

We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we can effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

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

Undetected errors could cause us to incur significant warranty and repair costs and negatively impact the market acceptance of our products.

Our products may contain undetected errors. These errors may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely seriously harm our business. All of our products operate on our internally developed operating system. As a result, any error with our operating system will affect all of our products. We have experienced minor errors in the past in connection with new products and product enhancements. We expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments.

BLUE COAT SYSTEMS, INC.

If the protection of our proprietary technology is inadequate, our competitors may gain access to our technology, and our market share could decline.

We depend significantly on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, patents, trade secrets, copyright and trademark laws and patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we are currently defending a suit, which alleges infringement of certain U.S. patents by us. (See Note 3 of the Condensed Consolidated Financial Statements) While we believe the case is without merit, it does show it is possible that third parties may claim that we, or our current or potential future products, infringe their intellectual property. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

BLUE COAT SYSTEMS, INC.

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

Our web security appliances only protect web based applications and content, and our target customers may not wish to purchase an additional network security device, and as a result, our sales may not grow.

Our Port 80 Security Appliances are specially designed to only secure web based protocols such as http, https, ftp, and streaming. While we believe that the majority of traffic traveling over the networks of our target customers is web based, a significant amount of their network traffic is not. Our products do not protect non-web protocols. Our target customers may not wish to purchase an additional security device that only handles network traffic that is web protocol based. As a result, our target customers may decide not to purchase our products and our business would be seriously harmed.

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

BLUE COAT SYSTEMS, INC.

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

BLUE COAT SYSTEMS, INC.

Since our initial public offering in November 1999 through September 6, 2002, the closing market price of our common stock has fluctuated significantly, ranging from $0.45 to $164.69. The market price of our common stock may fluctuate significantly in response to the following factors:

•	changes in macro-economic conditions;
•	variations in our quarterly operating results;
•	changes in financial estimates or investment recommendations by securities analysts;
•	changes in market valuations of Internet-related and networking companies;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	loss of one or more major customers;
•	additions or departures of key personnel; and
•	fluctuations in stock market prices and volumes.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 49% and 59% of total net sales for the three-month periods ended July 31, 2002 and 2001.

As of July 31, 2002, we had approximately $33.2 million invested primarily in certificates of deposit, and fixed-rate, short-term corporate and U.S. government debt securities which are subject to interest rate risk and will decrease in value if U.S. market interest rates increase. We do not hold any derivative investments and maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. As of July 31, 2002, no significant changes have occurred since our Annual Report on Form 10-K for the year ended April 30, 2002.

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

BLUE COAT SYSTEMS, INC.

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

Item 2.    Changes in Securities and Use of Proceeds

(c)  Changes in Securities: None.

(d)  Use of Proceeds.

On November 19, 1999, the Company completed the initial public offering of its common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-87997). The offering closed on November 24, 1999 after we had sold all of the 5,750,000 shares of common stock registered under the Registration Statement. The initial public offering price was $24 per share for an aggregate initial public offering of $138 million. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to the Company from the offering were approximately $126.5 million, which have been invested in investment grade securities. During the three months ended July 31, 2002, approximately $8 million was used for general corporate purposes.

Item 6.    Exhibits and Reports on Form 8-K

(a)  List of Exhibits:

Number	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  No Form 8-K was filed during the three months ended July 31, 2002.

BLUE COAT SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ ROBERT VERHEECKE
Robert Verheecke Chief Financial and Accounting Officer

Dated:    September 11, 2002

BLUE COAT SYSTEMS, INC.

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian NeSmith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Blue Coat Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002

By:	/s/ BRIAN NESMITH
President and Chief Executive Officer
Blue Coat Systems, Inc.

BLUE COAT SYSTEMS, INC.

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Verheecke, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Blue Coat Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002

By:	/s/ ROBERT VERHEECKE
Chief Financial Officer
Blue Coat Systems, Inc.