Form 10-Q
period 2002-10-31
BLUE COAT SYSTEMS INC
filed 2002-12-16
CIK 1095600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding At November 29, 2002
Common Stock, par value $0.0001	8,824,451

i

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31, 2002	April 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,404	$12,480
Short-term investments	13,042	27,466
Accounts receivable, net	7,700	6,100
Inventories	1,876	1,988
Prepaid expenses and other current assets	901	1,576

Total current assets	37,923	49,610

Property and equipment, net	4,439	6,047
Restricted investments	1,991	1,991
Other assets	1,080	1,066

Total assets	$45,433	$58,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,776	$2,558
Accrued payroll and related benefits	2,621	2,594
Deferred revenue	7,072	6,153
Other accrued liabilities	5,858	8,562

Total current liabilities	17,327	19,867

Accrued restructuring reserve	5,708	7,182
Deferred revenue	1,213	1,401

Total liabilities	24,248	28,450

Commitments

Stockholders' equity:
Common stock	1	4
Additional paid-in capital	884,035	883,964
Treasury stock	(903)	(895)
Notes receivable from stockholders	(23)	(57)
Deferred stock compensation	(1,698)	(3,622)
Accumulated deficit	(860,259)	(849,123)
Accumulated other comprehensive income (loss)	32	(7)

Total stockholders' equity	21,185	30,264

Total liabilities and stockholders' equity	$45,433	$58,714

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Net sales	$11,218	$13,197	$22,253	$33,640
Cost of goods sold	4,473	6,191	9,058	14,402

Gross profit	6,745	7,006	13,195	19,238
Operating expenses:
Research and development	2,852	8,944	6,397	18,674
Sales and marketing	7,050	7,603	13,541	16,990
General and administrative	1,274	3,025	2,685	5,176
Stock compensation	780	5,311	1,906	13,158
Goodwill amortization	—	9,180	—	25,632
Restructuring	—	2,558	—	2,558
Asset impairment	—	58,043	—	120,988

Total operating expenses	11,956	94,664	24,529	203,176

Operating loss	(5,211)	(87,658)	(11,334)	(183,938)
Interest income	147	602	296	1,434
Other income (expense)	(55)	(52)	(13)	(74)

Net loss before income taxes	(5,119)	(87,108)	(11,051)	(182,578)
Provision for income taxes	(54)	(107)	(85)	(243)

Net loss	$(5,173)	$(87,215)	$(11,136)	$(182,821)

Basic and diluted net loss per common share	$(0.59)	$(10.58)	$(1.28)	$(22.35)

Shares used in computing basic and diluted net loss per common share	8,756	8,243	8,722	8,180

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	October 31,
	2002	2001
Operating Activities
Net loss	$(11,136)	$(182,821)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,457	2,247
Stock compensation	1,906	13,158
Goodwill amortization	—	25,632
Asset impairment	—	120,988
Interest on notes receivable from stockholders	(9)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(1,600)	6,324
Inventories	112	1,714
Prepaid expenses and other current assets	675	1,876
Other assets	(14)	(19)
Accounts payable	(782)	(3,582)
Accrued liabilities	(3,368)	(4,916)
Deferred revenue	731	(430)

Net cash used in operating activities	(12,028)	(19,844)

Investing Activities
Purchases of property and equipment	(632)	(1,508)
Sales (purchases) of investments, net	14,463	(9,991)

Net cash provided by (used in) investing activities	13,831	(11,499)

Financing Activities
Net proceeds from issuance of common stock	100	771
Repayment of notes receivable	27	232
Repurchase of employee stock	(6)	(196)

Net cash provided by financing activities	121	807

Net increase (decrease) in cash and cash equivalents	1,924	(30,536)
Cash and cash equivalents at beginning of period	12,480	55,356

Cash and cash equivalents at end of period	$14,404	$24,820

Non-cash investing and financing activities
Treasury stock retirement/cancellation	$—	$190

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements and related notes as of October 31, 2002, and for the three- and six-month periods then ended, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our consolidated financial position, operating results, and cash flows for the interim date and periods presented. Certain prior year amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. Results for the three months ended October 31, 2002 are not necessarily indicative of results for the entire fiscal year or future periods.

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

On August 21, 2002, we changed our name from CacheFlow® Inc. to Blue Coat™ Systems, Inc. and this filing and all future SEC filings will be under the name Blue Coat Systems, Inc. The ticker symbol for our common stock has also been changed from CFLO to BCSI.

On September 16, 2002, we filed an amendment to our Certificate of Incorporation, implementing a one-for-five reverse split of our outstanding common stock. Our common stock began trading under the split adjustment at the opening of the Nasdaq Stock Market on September 16, 2002. Our number of authorized shares of common stock as well remains at 200 million. We continue to have 10 million authorized but unissued shares of preferred stock. All share and per share amounts in these condensed consolidated financial statements and notes thereto reflect the reverse stock split for all periods presented.

Use of Estimates

The preparation of the condensed consolidated financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For us, these estimates include sales returns and allowances, collectibility reserves for accounts receivable, valuation reserves for inventories, lease losses and restructuring reserves, and contingencies. Actual results will differ from those estimates, and such differences could be material to the consolidated financial position and results of operations.

Revenue Recognition

We generally recognize product revenue upon shipment, assuming that evidence of an arrangement exists, the fee is determinable and collectibility is probable, unless we have future obligations, for example, installation or customer acceptance, in which case revenue is deferred until these obligations are met. Probability of collection is assessed on a customer by customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. In the case of shipments to our major distributors who have certain rights of return and stock rotation, we defer revenue until a point of sale report is received

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

from the distributor confirming that our products and services have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recognized evenly over the life of the contract. Maintenance contract revenue recognized was $2.3 million and $1.9 million, respectively, for the three months ended October 31, 2002 and 2001 and $4.3 million and $3.5 million, respectively, for the six months ended October 31, 2002 and 2001.

Inventories

Inventories consisted of the following (in thousands):

	October 31, 2002	April 30, 2002
Raw materials	$553	$416
Work-in-process	161	128
Finished goods	1,162	1,444

Total	$1,876	$1,988

New Accounting Pronouncements

In July 2002, the FASB approved Statement of Financial Accounting Standards No. 146 (Statement 146), “Accounting for Costs Associated with Exit or Disposal Activities.” Statement 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Statement 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. Statement 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We will adopt Statement 146 in May 2003 (beginning of our fiscal 2004) and believe that the adoption will not have a material impact on our financial position and results of operations.

Note 2.    Restructuring Charges

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and to further align our organization with market conditions, future revenue expectations and our planned future product direction at that time. In connection with this restructuring plan, we implemented a reduction in workforce of approximately 200 employees. We accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility will be adjusted. In July 2002, our facility in California was subleased for the remainder of the lease term at a rental price that was consistent with our estimated restructuring plan. Since that time, the financial viability of the tenant has come into question. If the tenant defaults on it’s sublease, we will have to remarket the facility and we may not be able to find a tenant in the timeframe or at the pricing that was originally estimated, in which case we may need to increase the restructuring reserves. Our other facility in Washington was subleased in December 2002, for the remainder of the term of the original lease at a rental price consistent with our estimated restructuring plan. As of October 31, 2002, substantially all severance costs related to domestic and international

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

employees had been paid and $8.5 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective terms through 2007.

In August 2001, our Board of Directors approved a restructuring program in response to the continued economic slowdown that negatively impacted first quarter of fiscal 2002 demand for our products, as potential customers deferred spending on Internet and intranet infrastructure. In order to streamline our cost structure and better position us for growth, we implemented a reduction in workforce of approximately 80 positions. We incurred $2.6 million in restructuring costs in the quarter ended October 31, 2001 to complete this effort, which included employee severance costs of approximately $1.7 million and certain contract termination costs of approximately $0.9 million. As of October 31, 2002, these severance payments and contract termination payments were completed.

The following table sets forth an analysis of the components of the restructuring charges and payments made through October 31, 2002 (in thousands):

	Abandoned Space	Severance Related	Contract Termination and Other	Total
Reserve balances, April 30, 2002	$9,503	$406	$969	$10,878
Cash payments	(599)	(379)	(382)	(1,360)

Reserve balances, July 31, 2002	8,904	27	587	9,518
Cash payments	(866)	(15)	(124)	(1,005)

Reserve balances, October 31, 2002	8,038	12	463	8,513
Less: current portion in Other accrued liabilities	2,648	12	145	2,805

Accrued restructuring reserve	$5,390	$—	$318	$5,708

Note 3.    Litigation

In June and July 2001, a series of putative securities class actions were filed against the firms that underwrote the Company’s initial public offering, the Company, and some of the Company’s officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. The complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in the Company’s initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the Company and its current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company’s stock between November 19, 1999 and December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002 plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against the Company, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

November 1, 2002. The Company’s officers and directors have been dismissed without prejudice in this litigation. The Company intends to defend against the allegations in the complaints vigorously and we believe the outcome would not have a material adverse effect on the business, results of operations or financial condition of the Company.

On August 1, 2001, Network Caching Technology L.L.C. (NCT) filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C.,v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. NCT and Akamai Technologies, Inc. have entered into a settlement agreement, the terms of which are unknown to us at this time. Discovery is continuing and we intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on our business, results of operations, or financial condition.

From time to time and in the ordinary course of business, we may be subject to various other claims, charges, and litigation. In the opinion of management, final judgments from such other pending claims, charges, and litigation, if any, against us will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Note 4. Impairment of Assets

In May 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. As of April 30, 2002, the enterprise level goodwill recorded in connection with our Springbank Networks, Inc. and Entera, Inc. acquisitions was fully written off and there was no remaining goodwill balance to be amortized or impaired in the three- and six-month periods ended October 31, 2002. For the three- and six-month periods ended October 31, 2001, our market capitalization had fallen below our net book value. Management performed an impairment assessment of long-lived assets and determined that certain enterprise level goodwill recorded in connection with our Springbank Networks, Inc. and Entera, Inc. acquisitions was not fully recoverable. As a result, we recorded impairment charges of $57.8 million and $120.8 million in the three- and six-month periods ended October 31, 2001 to reduce goodwill to its estimated fair value based on the market value method. The estimate of fair value was based upon our average market capitalization, which was calculated using our average closing stock price surrounding July 31, 2001 and October 31, 2001, respectively. If SFAS No. 142 had been effective for fiscal 2002, the adjusted net loss, excluding goodwill amortization of $9.2 million and $25.6 million for the three- and six-month periods ended October 31, 2001, would be $78.0 million and $157.2 million, respectively. The adjusted net loss per share for the three- and six-month periods ended October 31, 2001 would be $9.47 and $19.22, respectively.

Note 5. Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with the Financial Accounting Standards Board’s (FASB) SFAS No. 130, “Reporting Comprehensive Income.” Included in other comprehensive income (loss) for us are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income (loss)” in the stockholder’s equity section of the balance sheet. The comprehensive net loss for the three- and six-month periods ended October 31, 2002 were $5.2 million and $11.1 million, respectively, and for the three- and six-month periods ended October 31, 2001 were $87.3 million and $182.9 million, respectively.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Net Loss Per Common Share

Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share” (SFAS 128), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted average number of shares of common stock issued to founders, investors, service providers and employees that are subject to repurchase.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended		Six months ended
	October 31,		October 31,
	2002	2001	2002	2001
Historical:
Net loss available to common stockholders	$(5,173)	$(87,215)	$(11,136)	$(182,821)

Weighted-average shares of common stock outstanding	8,817	8,632	8,804	8,655
Less: Weighted-average shares subject to repurchase	(61)	(389)	(82)	(475)

Weighted-average shares used in computing basic and diluted net loss per common share	8,756	8,243	8,722	8,180

Basic and diluted net loss per common share	$(0.59)	$(10.58)	$(1.28)	$(22.35)

We have excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

If we had reported net income for the three and six months ended October 31, 2002 and 2001, the calculation of diluted earnings per share for those periods would have included the effect of dilutive common stock options, computed using the treasury stock method. The calculation would have included the common stock equivalent effects of 305,010 and 336,150 stock options outstanding for the three months ended October 31, 2002 and 2001, respectively and 163,960 and 603,605 stock options outstanding for the six months ended October 31, 2002 and 2001, respectively.

Note 7. Geographic and Product Category Information Reporting

We operate in one segment to design, develop, market and support web security appliances. Our sales consist of three product categories: web security products, legacy products and services. Total international revenue consist of sales from our U.S. operations to non-affiliated customers in other geographic regions. During the three- and six-month periods ended October 31, 2002 and 2001, there were no intra-enterprise sales, and no material long-lived assets were located in our foreign operations during the three- and six-month periods ended October 31, 2002 and 2001.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales are attributed to geographic areas based on the location of the customers. The following is a summary of net sales by geographic area (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
North America	$6,074	$6,715	$11,659	$15,104
Europe	3,075	2,237	5,968	6,883
Asia	2,069	4,245	4,626	11,653

Total	$11,218	$13,197	$22,253	$33,640

The following is a summary of net sales by product category (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Web Security	$7,712	$6,433	$14,624	$16,710
Legacy	1,201	4,732	3,238	13,042
Service	2,305	2,032	4,391	3,888

Total	$11,218	$13,197	$22,253	$33,640

Note 8. Lease Commitments

We lease certain facilities and equipment under non-cancelable operating leases. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. The following summarizes our future minimum non-cancelable operating leases payments at October 31, 2002:

	Total	Less than 1 year	1-3 years	4-7 years
Non-cancelable operating leases	$17,278	$5,129	$9,414	$2,735

BLUE COAT SYSTEMS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on future revenue expectations, sales channel development, future operating results, future cash usage and product acceptance, future product development, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty in future operating results, inability to raise additional capital, macroeconomic conditions, competition, new product introduction, key employee retention and transitions, fluctuations in quarterly operating results, product concentration, technological changes, uncertainty in the web security appliance market, litigation, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings.

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	39.9	46.9	40.7	42.8

Gross profit	60.1	53.1	59.3	57.2
Operating expenses:
Research and development	25.4	67.8	28.7	55.5
Sales and marketing	62.8	57.6	60.9	50.5
General and administrative	11.4	22.9	12.1	15.4
Stock compensation	7.0	40.2	8.6	39.1
Goodwill amortization	—	69.6	—	76.2
Restructuring	—	19.4	—	7.6
Asset impairment	—	439.8	—	359.7

Total operating expenses	106.6	717.3	110.3	604.0

Operating loss	(46.5)	(664.2)	(51.0)	(546.8)
Interest income	1.3	4.6	1.3	4.3
Other income (expense)	(0.5)	(0.5)	(0.1)	(0.3)

Net loss before income taxes	(45.7)	(660.1)	(49.8)	(542.8)
Provision for income taxes	(0.5)	(0.8)	(0.4)	(0.7)

Net loss	(46.2)%	(660.9)%	(50.2)%	(543.5)%

BLUE COAT SYSTEMS, INC.

Overview

Blue Coat™ Systems, Inc. (formerly Cacheflow Inc.), also referred to in this report as “we”, “us” or the “Company”, was incorporated in Delaware on March 16, 1996. On August 21, 2002, we changed our name from CacheFlow Inc. to Blue Coat Systems, Inc. We are focused on the enterprise web security appliance market. Our web security appliances, called Port 80 Security Appliances, are designed to protect organizations against emerging web threats targeting the open holes in the existing security infrastructure. Our products are designed to enable enterprises to utilize their web resources while minimizing their security risks and reducing their network management costs.

The company’s initial products, introduced in May of 1998, utilized caching technology to improve user response time for accessing Internet content. These systems were used by service providers and enterprises throughout the world and achieved a market leadership position. By 1999, the caching market began evolving into two distinct segments – enterprises looking for proxy caches, to securely connect employees to the Internet, and service providers looking for increased bandwidth savings and response time for their subscribers. During this timeframe, service provider customers represented the majority of our revenues. We continued, however, to enhance our competitive position in both market segments through internal development and external acquisitions. By early 2001, the demand for extending the functionality of our enterprise proxy caches started to grow, while the service provider market opportunity decreased significantly. We accelerated our development and marketing efforts around our enterprise business, resulting in the delivery of our Port 80 Security Appliances in June 2002.

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

We have incurred net losses in each quarter since inception. As of October 31, 2002, we had an accumulated deficit of $860.3 million, which consisted of $137.6 million of pro-forma net losses and the following non-recurring items: $411.7 million of asset impairment, $132.8 million of stock compensation expenses, $128.5 million of goodwill amortization, $32.2 million of acquired in-process technology, $17.3 million of restructuring expenses and $0.2 million of treasury stock retirement. Our net losses for the three months ended October 31, 2002 and 2001 were $5.2 million and $87.2 million, respectively. The 2001 losses resulted primarily from charges related to the impairment of certain intangible and long-lived assets, the amortization of deferred stock compensation and goodwill, and significant costs incurred in the development and sale of our products and services. Additionally, we experienced a significant decline in the demand for our products starting in the quarter ended January 31, 2001, which have continued through the quarter ended October 31, 2002. We believe this decline in revenue substantially resulted from the weakening global economy and a corresponding reduction in information technology spending. Unless there are positive changes in current macroeconomic conditions, we expect that the lowered levels of demand since January 31, 2001 will continue throughout fiscal 2003. As a result, we expect to incur additional operating losses and continued negative cash flows from operations at least through fiscal year 2003. Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties. See “Liquidity and Capital Resources” below for further discussion.

BLUE COAT SYSTEMS, INC.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns and allowances, collectibility reserves for accounts receivable, bad debts, excess inventory and purchase commitments, lease losses and restructuring accruals, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results will differ from those estimates and such differences could be significant.

We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	Revenue recognition and allowances;

•	Inventory write-down;

•	Restructuring accruals; and

•	Contingencies.

Revenue Recognition and Allowances. We generally recognize product revenue upon shipment, assuming that evidence of an arrangement exists, the fee is determinable and collectibility is probable, unless the Company has future obligations, for example, installation or customer acceptance, in which case revenue is deferred until these obligations are met. Probability of collection is assessed on a customer by customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. During the three months ended October 31, 2002 and 2001, we deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

In the case of shipments to our distributors who have certain rights of return and stock rotation, we defer revenue until a point of sale report is received from the distributor confirming that our products and services have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recognized evenly over the life of the contract.

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

BLUE COAT SYSTEMS, INC.

Restructuring accruals. In fiscal 2002, as a result of continuing unfavorable economic conditions and a reduction in information technology spending rates, which has negatively impacted our sales, we implemented two restructuring plans, one in February 2002 and the other in August 2001, which included reductions in workforce and a consolidation of facilities.

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

Contingencies. Management’s current estimated range of liability related to pending litigation is based on claims for which it is probable that a liability has been incurred and our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the determination of the probability of an unfavorable outcome and the amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from the remaining pending litigation. As additional information becomes available, we will assess the probability and the potential liability related to our pending litigations and revise our estimates, if necessary. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations

Net Sales. Net sales decreased to $11.2 million for the three months ended October 31, 2002 from $13.2 million for the three months ended October 31, 2001 and to $22.3 million for the six months ended October 31, 2002 from $33.6 million for the six months ended October 31, 2001. These decreases were primarily attributable to fewer unit sales and a purchasing trend towards our lower end systems, which have lower average sales prices than our higher end systems, partially offset by increased service and other product revenue. As a result of our focus on increasing the use of indirect distribution channels, one of our distributors accounted for 20% of our net sales during the three months ended October 31, 2002. No customer accounted for more than 10% of our net sales during the three months ended October 31, 2001.

Net sales for the three months ended October 31, 2002 from the U.S. were $6.1 million, or 55.0% of net sales, from Europe were $3.1 million, or 27.0% of net sales, and from Asia were $2.1 million, or 18.0% of net sales. Net sales for the three months ended October 31, 2001 from the U.S. were $6.7 million, or 51.0% of net sales, from Europe were $2.2 million, or 17.0% of net sales, and from Asia were $4.2 million, or 32.0% of net sales.

Net sales for the three months ended October 31, 2002 from our web security products were $7.7 million, or 68.8% of net sales, our legacy products were $1.2 million, or 10.7% of net sales, and services were $2.3 million, or 20.5% of net sales. Net sales for the three months ended October 31, 2001 from our web security products were $6.5 million, or 48.7% of net sales, our legacy products $4.7 million, or 35.9% of net sales, and services were $2.0 million, or 15.4% of net sales. Unless macroeconomic conditions improve sooner than anticipated, our visibility to the near-term demand for our products is limited; however, modest growth is expected in the next two quarters of fiscal 2003.

BLUE COAT SYSTEMS, INC.

Gross Profit. Gross profit decreased to $6.7 million for the three months ended October 31, 2002 from $7.0 million for the three months ended October 31, 2001 and to $13.2 million for the six months ended October 31, 2002 from $19.2 million for the six months ended October 31, 2001. These decreases in gross profit were primarily attributable to the decrease in sales for the three and six months ended October 31, 2002. Our gross margin percentage increased to 60.1% for the three months ended October 31, 2002 from 53.1% for the three months ended October 31, 2001 and to 59.3% for the six months ended October 31, 2002 from 57.2% for the six months ended October 31, 2001. These increases in our gross margin percentage were principally the result of lower fixed manufacturing overhead costs.

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

Research and Development. Research and development expenses consist primarily of salaries and benefits, and prototype and testing costs. Research and development expenses decreased to $2.9 million for the three months ended October 31, 2002 from $8.9 million for the three months ended October 31, 2001, and to $6.4 million for the six months ended October 31, 2002 from $18.7 million for the six months ended October 31, 2001. These decreases in research and development expenses in absolute dollars were primarily attributable to decreased staffing and associated support for engineers as the result of the restructuring effort to reduce costs during the fourth quarter of fiscal 2002. In the three months ended October 31, 2002, we received a $0.2 million tax refund for fiscal 2000 scientific research and experimental development (SR&ED) expenditures that were deemed allowable from our research and development office in Canada, which were recorded as a reduction of research and development expense.

Research and development headcount decreased to 76 at October 31, 2002 from 202 at October 31, 2001. As a percentage of net sales, research and development expenses decreased to 25.4% for the three months ended October 31, 2002 from 67.8% for the three months ended October 31, 2001, and to 28.7% for the six months ended October 31, 2002 from 55.5% for the six months ended October 31, 2001. This decrease in research and development expenses as a percentage of net sales occurred even with the lower revenue experienced in the first and second quarters of fiscal 2003, reflecting our efforts to lower expenditures given the reduced revenue levels. Should growth in demand for our products resume, and after we realize potential efficiencies within our research and development organization, we expect to increase our research and development expenses in absolute dollars in an effort to enhance existing and introduce new products. However, we may implement additional cost-cutting programs to reduce our research and development expenses in future periods if our net sales do not increase. Through October 31, 2002, all research and development costs have been expensed as incurred.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, commissions and advertising and promotional expenses. Sales and marketing expenses decreased to $7.1 million for the three months ended October 31, 2002 from $7.6 million for the three months ended October 31, 2001, and to $13.5 million for the six months ended October 31, 2002 from $17.0 million for the six months ended October 31, 2001. These decreases in sales and marketing expenses in absolute dollars were primarily related to reduced headcount, partially offset by marketing expenses related to the promotion of our new company name. Sales and marketing headcount decreased to 95 at October 31, 2002 from 105 at October 31, 2001. As a percentage of net sales, sales and marketing expenses increased to 62.8% for the three months ended October 31, 2002 from 57.6% for the three months ended October 31, 2001, and to 60.9% for the six months ended October 31, 2002 from 50.5% for the six months ended October 31, 2001. These increases in sales and marketing expenses as a percentage of net sales result from the decline in net sales compared to the first and second quarters of our fiscal 2002, partially offset by reduced sales and marketing expenses. Should growth in demand for our products resume, and after we realize potential efficiencies within our sales and marketing organization, we expect to increase our sales and marketing expenses in absolute dollars in an effort to expand domestic and international markets, introduce new products and

BLUE COAT SYSTEMS, INC.

establish and expand new distribution channels. However, we may implement additional cost-cutting programs to reduce our sales and marketing expenses in future periods if our net sales do not increase.

General and Administrative.  General and administrative expenses decreased to $1.3 million for the three months ended October 31, 2002 from $3.0 million for the three months ended October 31, 2001, and to $2.7 million for the six months ended October 31, 2002 from $5.2 million for the six months ended October 31, 2001. These decreases in general and administrative expenses in absolute dollars were primarily attributable to decreased staffing and associated expenses as the result of the restructuring effort to reduce costs during the fourth quarter of fiscal 2002. General and administrative headcount decreased to 28 at October 31, 2002 from 45 at October 31, 2001. In addition, general and administrative expenses for the three months ended October 31, 2001 included a bad debt reserve charge of approximately $1.0 million. As a percentage of net sales, general and administrative expenses decreased to 11.4% for the three months ended October 31, 2002 from 22.9% for the three months ended October 31, 2001 and to 12.1% for the six months ended October 31, 2002 from 15.4% for the six months ended October 31, 2001. These decreases in general and administrative expenses as a percentage of net sales primarily result from the reduced general and administrative expenses, while revenue remained relatively constant. Should growth in demand for our products resume, and after we have realized potential efficiencies within our current general and administrative organization, we expect general and administrative expenses to increase in absolute dollars as we continue to increase headcount to manage expanding operations and facilities. However, we may implement additional cost-cutting programs to reduce our general and administrative expenses in future periods if our net sales do not increase.

Stock Compensation.  Stock compensation expense decreased to $0.8 million for the three months ended October 31, 2002 from $5.3 million for the three months ended October 31, 2001, and to $1.9 million for the six months ended October 31, 2002 from $13.2 million for the six months ended October 31, 2001. This non-cash charge reflects the amortization of deferred stock compensation and termination and acceleration charges for departing employees.

We had 2.3 million stock options outstanding as of October 31, 2002. Under Statement of Financial Accounting Standard No. 123 (SFAS 123), if we had elected to expense stock options granted to employees and directors to purchase the Company’s common stock, we would have recorded an additional expense of $10.3 million for the six months ended October 31, 2002 and our net loss per share would have been $2.46, compared with $1.28 as reported for the period ended October 31, 2002. The fair value of the stock purchase rights and options granted during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model.

Goodwill Amortization.  No goodwill amortization was taken during the three- and six-month periods ended October 31, 2002, since the enterprise level goodwill recorded in connection with our Springbank Networks, Inc. and Entera, Inc. acquisitions was fully written off as of April 30, 2002. Goodwill amortization expense was $9.2 million and $25.6 million for the three- and six-month periods ended October 31, 2001. The goodwill expense was attributable to our acquisitions of SpringBank Networks, Inc. on June 5, 2000, and Entera, Inc. on December 15, 2000, which were accounted for as purchase business combinations. The SpringBank and Entera acquisitions resulted in goodwill of $177.0 million and $359.3 million, respectively, and each amount was amortized over three years on a straight-line basis. See “Impairment of assets” below.

Impairment of assets.  As discussed further in Note 4 “Impairment of Assets” of the condensed consolidated financial statements above, during the three- and six-month periods ended October 31, 2001, we performed an impairment assessment of our tangible and intangible assets and determined that the enterprise level goodwill associated with the acquisitions of SpringBank and Entera was impaired. As a result, we recorded impairment charges of $57.8 million and $120.8 million in the three- and six-month periods ended October 31, 2001 to reduce goodwill to its estimated fair value based on the market value method.

Interest and Other Income (Expense).  Interest income decreased to $0.1 million for the three months ended October 31, 2002 from $0.6 million for the three months ended October 31, 2001. This decrease was

BLUE COAT SYSTEMS, INC.

primarily attributable to the lower cash balances and lower interest rates earned on our cash equivalents and short-term investments.

Reorganization Plans

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and to further align our organization with market conditions, future revenue expectations and our planned future product direction at that time. In connection with this restructuring plan, we implemented a reduction in workforce of approximately 200 employees. We accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are be reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility will be adjusted. In July 2002, our facility in California was subleased for the remainder of the lease term at a rental price that was consistent with our estimated restructuring plan. Since that time the financial viability of the tenant has come into question. If the tenant defaults on it’s sublease, we will have to remarket the facility and we may not be able to find a tenant in the timeframe or at the pricing that was originally estimated, in which case we may need to increase the restructuring reserves. Our other facility in Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our estimated restructuring plan. As of October 31, 2002, substantially all severance costs related to domestic and international employees had been paid and $8.5 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective terms through 2007.

In August 2001, our Board of Directors approved a restructuring program in response to the continued economic slowdown that negatively impacted first quarter of fiscal 2002 demand for our products, as potential customers deferred spending on Internet and intranet infrastructure. In order to streamline our cost structure and better position us for growth, we implemented a reduction in workforce of approximately 80 positions. We incurred $2.6 million in restructuring costs in the quarter ended October 31, 2001 to complete this effort, which included employee severance costs of approximately $1.7 million and certain contract termination costs of approximately $0.9 million. As of October 31, 2002, these severance payments and contract termination payments were completed.

We cannot be assured that our most recent restructuring program will achieve all of the expense reductions and other benefits that we anticipate. In addition, anticipated savings from the reduced headcount or facility consolidations have been, and may in the future be, mitigated by subsequent increases in headcount and subsequent facilities additions related to our operating requirements. See Note 2 “Restructuring Charges” of the condensed consolidated financial statements for further discussions.

Liquidity and Capital Resources

From inception, we financed our operations and the purchase of property and equipment through private sales of preferred stock, with net proceeds of $37.9 million, through bank loans and equipment leases, and in November 1999, through an initial public offering of our common stock, with net proceeds of $126.5 million. At October 31, 2002, we had $14.4 million in cash and cash equivalents, $13.0 million in short-term investments, $2.0 million in restricted investments and $20.6 million in working capital.

Net cash used in operating activities was $12.0 million for the six months ended October 31, 2002 and $19.8 million for the six months ended October 31, 2001. For the six months ended October 31, 2002, we used cash primarily to fund our net losses from operations, to fund growth in accounts receivable, and to pay off accrued liabilities, which included $2.4 million of payments against accrued restructuring liabilities related to severance, terminated and vacated real estate leases, and other contract termination obligations.

BLUE COAT SYSTEMS, INC.

We expect to make payments of approximately $2.8 million against our accrued restructuring liabilities over the next 12 months.

Net cash provided by investing activities was $13.8 million for the six months ended October 31, 2002. Net cash used by investing activities was $11.5 million for the six months ended October 31, 2001. Net cash provided by investing activities for the six months ended October 31, 2002 was primarily attributable to net sales of short-term securities, offset by purchases of property, plant and equipment. We expect that, in the future, any cash in excess of current requirements will continue to be invested in high quality, interest-bearing securities.

Capital expenditures were $0.6 million for the six months ended October 31, 2002 and $1.5 million for the six months ended October 31, 2001. Our capital expenditures consisted of leasehold improvements and purchases of equipment and software.

Net cash provided by financing activities was $0.1 million for the six months ended October 31, 2002 and $0.8 million for the six months ended October 31, 2001. Financing activities for the six months ended October 31, 2002 and 2001 were primarily attributable to the exercise of employee stock options.

As of October 31, 2002, we continue to have no outstanding debt and we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor did we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We have suffered recurring losses from operations and currently project such losses to continue for the remainder of fiscal 2003. Our current business plan for the remainder of fiscal 2003 and the first half of fiscal 2004 reflects continued initiatives to increase revenue, reduce overhead and other costs, and realize the benefit of recent reductions in employee headcount and occupancy costs. The plan projects that the amount of the quarterly net loss will decline from quarter to quarter with net income projected to begin in the first quarter of fiscal 2004. As a result, current cash and short-term investment balances are projected to be sufficient to fund the excess of expenses over revenue for the remainder of fiscal 2003 and to fund operations from that point forward. In our review of our operating requirements, we determined that even with a reduction of revenue of 50% in each of the next four quarters as compared to the same quarter in the prior year, we would still have sufficient working capital to meet our working capital and capital expenditure requirements for the next four quarters. If revenues decrease below that level without expense reductions greater than those already planned, or if cash is needed for unanticipated uses, we may need additional capital sooner than expected. Although we cannot guarantee that planned results will be obtained in fiscal 2003 or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned revenue and expense assumptions can be realized. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we will eventually be unable to continue our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

New Accounting Pronouncements

In July 2002, the FASB approved Statement of Financial Accounting Standards No. 146 (Statement 146), “Accounting for Costs Associated with Exit or Disposal Activities.” Statement 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Statement 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the

BLUE COAT SYSTEMS, INC.

requirement for recognizing a liability and the related expense. Statement 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We will adopt Statement 146 in May 2003 (beginning of our fiscal 2004) and believe that the adoption will not have a material impact on our financial position and results of operations.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our business, financial condition and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks as well.

Risks Related to Our Business

We have a history of losses, expect to incur future losses and may never achieve profitability, which could result in the decline of the market price of our common stock.

We incurred net losses of $5.2 million and $87.2 million for the three months ended October 31, 2002 and 2001, respectively. As of October 31, 2002, we had an accumulated deficit of $860.3 million, which consisted of $137.6 million of pro-forma net losses and the following non-recurring items: $411.7 million of asset impairment, $132.8 million of stock compensation expenses, $128.5 million of goodwill amortization, $32.2 million of acquired in-process technology, $17.3 million of restructuring expenses and $0.2 million of treasury stock retirement. We have not had a profitable quarter since our inception and we expect to continue to incur net losses on a quarterly and annual basis through fiscal 2003. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability; however, we may never achieve profitability.

If we are unable to raise additional capital, our ability to effectively manage our growth or enhance our products could be harmed.

At October 31, 2002, we had approximately $14.4 million in cash and cash equivalents, $13.0 million in short-term investment, and $2.0 million in restricted investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is needed for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for web security appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

We may incur net losses or increased net losses if we are required to record additional significant accounting charges related to excess facilities that we are unable to sublease.

We have existing commitments to lease office space in Sunnyvale, CA and Redmond, WA in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area and the Seattle Area has developed such a large excess inventory of office space that we now believe we could be unable to sublease a substantial portion of our excess office space in the near future. Accordingly, in the fourth quarter of fiscal 2002, we recorded an excess facilities charge of $9.5 million, which represented the remaining lease commitments for vacant facilities, net of expected sublease income. As of October 31, 2002, $8.0 million of this accrued liability remains on the balance sheet. In July 2002, our facility in

BLUE COAT SYSTEMS, INC.

California was subleased for the remainder of the lease term at a rental price that was consistent with our estimated restructuring plan. Since that time the financial viability of the tenant has come into question. If the tenant defaults on it’s sublease, we will have to remarket the facility and we may not be able to find a tenant in the timeframe or at the pricing that was originally estimated, in which case we may need to increase the restructuring reserves. Our other facility in Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our estimated restructuring plan. We may be required to record additional charges if our tenants default on their lease obligations and if current market conditions for the commercial real estate market remain the same or worsen.

A continued downturn in macroeconomic conditions could adversely impact our existing and potential customers’ ability and willingness to purchase our products, which would cause a continuing decline in our sales.

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

The market for web security appliances is intensely competitive, evolving and subject to rapid technological changes. Primary competitive factors that have typically affected our market include product features such as reliability, scalability and ease of use, as well as price and customer support. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including primarily Cisco Systems and Network Appliance. In addition, we expect additional competition from other established and emerging companies as the market for web security appliances continues to develop and expand.

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

BLUE COAT SYSTEMS, INC.

We need to develop and introduce new products and enhancements to existing products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We intend to extend the offerings under our product family in the future, both by introducing new products and by introducing enhancements to our existing products. However, we may experience difficulties in doing so, and our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Furthermore, the reduction of approximately 100 research and development personnel resulting from the February 2002 restructuring and potential future restructurings, may make this even more difficult. Life cycles of our products are difficult to predict, because the market for our products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

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

BLUE COAT SYSTEMS, INC.

•	we have a limited operating history, and the market in which we compete is relatively new and rapidly evolving;

•	our sales cycle varies substantially from customer to customer;

•	our sales cycle may lengthen as the complexity of web security appliance solutions continues to increase; and

•	our inability to predict macro-economic conditions.

A high percentage of our expenses, including those related to research and development, sales and marketing, general and administrative functions, support services, manufacturing overheads and amortization of deferred compensation, are essentially fixed in the short term. As a result, if our net sales are less than forecasted, our quarterly operating results are likely to be seriously harmed and our stock price would likely further decline.

Our recent name change to Blue Coat Systems, Inc. may cause confusion among potential and existing customers.

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

We evaluate and modify our distribution strategy from time to time to meet market requirements. For the six months ended October 31, 2002, we did begin to increase our distributor sales; however, we can make no assurance that this trend will continue. Any direct channel new hire or new distribution partner will require extensive training and typically take several months to achieve productivity. Competition for qualified sales personnel and distribution partners is intense, and we might not be able to hire the kind and number of candidates we are targeting. If we fail to manage existing sales channels and create additional sales capabilities, our business will be seriously harmed.

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

For the three months ended October 31, 2002, sales to customers outside of the United States and Canada accounted for approximately 45% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. The downsizing of our international operations as the result of the August 2001 and February 2002 restructuring plans may further hinder our ability to increase our market concentration internationally. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and

BLUE COAT SYSTEMS, INC.

effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed.

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

We currently purchase from Mitac Corporation (“Mitac”) the chassis (box) with certain printed circuit boards and base components for most of our current products. Any Mitac manufacturing disruption could impair our ability to fulfill orders. Our future success could depend, in part, on our ability to have others manufacture our products cost-effectively and in sufficient volumes. We also rely on several other third-party manufacturers to build portions of our products. If we are unable to manage the relationships with these manufacturers effectively or if these manufacturers fail to meet our future requirements for timely delivery, our business would be seriously harmed. These manufacturers fulfill our supply requirements on the basis of individual purchase orders or agreements with us. Accordingly, these manufacturers are not obligated to continue to fulfill our supply requirements, and the prices we are charged for these components could be increased on short notice. Any interruption in the operations of any one of these manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers and would seriously harm our business. In addition, the products that these manufacturers build for us may not be sufficient in quality or in quantity to meet our needs. Our delivery requirements could be higher than, or lower than, the capacity of these manufacturers, which would likely result in manufacturing delays, which could result in lost sales and the loss of existing and potential customers. We cannot be certain that these manufacturers or any other manufacturer will be able to meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of these manufacturers or any other of our contract manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of any of our contract manufacturers in the future, would cause a delay in our ability to fulfill customer orders while we attempt to obtain a replacement manufacturer. Delays associated with our attempting to replace or our inability to replace one of our manufacturers would seriously harm our business.

We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected our business. We may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we can effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

BLUE COAT SYSTEMS, INC.

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

Our products may contain undetected errors. These errors may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely seriously harm our business. All of our products operate on our internally developed operating system. As a result, any error with our operating system will affect all of our products. We have experienced minor errors in the past in connection with new products and product enhancements. We expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments. If we experience these errors, they could have a negative impact on our business.

If the protection of our proprietary technology is inadequate, our competitors may gain access to our technology, and our market share could decline.

We depend significantly on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, patents, trade secrets, copyright and trademark laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our

BLUE COAT SYSTEMS, INC.

competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we are currently defending a suit, which alleges infringement of certain U.S. patents by us (See Note 3 of the Condensed Consolidated Financial Statements). While we believe the case is without merit, it does show it is possible that third parties may claim that we, or our current or potential future products, infringe their intellectual property. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Failure to comply with Nasdaq’s listing standards could result in our delisting by Nasdaq from the Nasdaq National Market and severely limit the ability to sell any of our common stock.

In order for our common stock to be listed on the Nasdaq National Market, we must continue to meet the Nasdaq National Market minimum listing requirements as set forth in the Nasdaq Marketplace Rules. The Rules require, among other things, that the bid price of our common stock not fall below $1 per share and that our stockholders’ equity not fall below $10 million. We currently meet all of the Nasdaq National Market listing requirements; however, in the future we may fail to do so. If we cannot meet the Nasdaq National Market minimum listing requirements, we may apply to transfer our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. However, there can be no assurance that we will be permitted to move to the Nasdaq SmallCap Market or that we will be able to meet the Nasdaq SmallCap Market listing requirements. Any delisting of our common stock from the Nasdaq National Market could adversely affect our business.

Failure to improve our infrastructure may adversely affect our business.

We must continue to implement and maintain a variety of operational, financial and management information systems, procedures and controls. The enactment of the Sarbanes-Oxley Act of 2002 and final and anticipated Securities and Exchange Commission regulations in 2002 will require us to devote additional resources to our operational, financial and management information systems, procedures and controls to ensure our continued compliance with current and future laws and regulations. Failure to implement and maintain appropriate operational, financial and management information systems, procedures and controls could have a material adverse effect on our business, results of operations and financial condition.

BLUE COAT SYSTEMS, INC.

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

Our Port 80 Security Appliances are specially designed to only secure web based protocols such as http, https, ftp and streaming. While we believe that the majority of traffic traveling over the networks of our target customers is web based, a significant amount of their network traffic is not. Our products do not protect non-web protocols. Our target customers may not wish to purchase an additional security device that only handles network traffic that is web protocol based. As a result, our target customers may decide not to purchase our products and our business would be seriously harmed.

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

BLUE COAT SYSTEMS, INC.

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

In June and July 2001, a series of putative securities class actions were filed against the firms that underwrote the Company’s initial public offering, the Company, and some of the Company’s officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. The complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in the Company’s initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the Company and its current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company’s stock between November 19, 1999 and December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002 plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against the Company, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. The Company’s officers and directors have been dismissed without prejudice in this litigation. The Company intends to defend against the allegations in the complaints vigorously and we

BLUE COAT SYSTEMS, INC.

believe the outcome would not have a material adverse effect on the business, results of operations or financial condition of the Company. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C.,v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. NCT and Akamai Technologies, Inc. have entered into a settlement agreement, the terms of which are unknown to us at this time. Discovery is continuing and we intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on our business, results of operations, or financial condition.

Risks Related to Securities Markets

Our stock price is volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

Since our initial public offering in November 1999 through December 6, 2002, the closing market price of our common stock has fluctuated significantly, ranging from $2.25 to $823.45. The market price of our common stock may fluctuate significantly in response to the following and other factors:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 45% and 49% of total net sales for the three-month periods ended October 31, 2002 and 2001.

As of October 31, 2002, we had approximately $28.4 million invested primarily in certificates of deposit, and fixed-rate, short-term corporate and U.S. government debt securities which are subject to interest rate risk and will decrease in value if U.S. market interest rates increase. We do not hold any derivative investments and maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. As of October 31, 2002, no significant changes have occurred since our Annual Report on Form 10-K for the year ended April 30, 2002.

BLUE COAT SYSTEMS, INC.

Item 4.  Evaluation of Disclosure Controls and Procedures

(1) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(2) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In June and July 2001, a series of putative securities class actions were filed against the firms that underwrote the Company’s initial public offering, the Company, and some of the Company’s officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. The complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in the Company’s initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the Company and its current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company’s stock between November 19, 1999 and December 6, 2000. The Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002 plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against the Company, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. The Company’s officers and directors have been dismissed without prejudice in this litigation. The Company intends to defend against the allegations in the complaints vigorously and we believe the outcome would not have a material adverse effect on the business, results of operations or financial condition of the Company. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C.,v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the

BLUE COAT SYSTEMS, INC.

defendants from infringing the patents in the future. NCT and Akamai Technologies, Inc. have entered into a settlement agreement, the terms of which are unknown to us at this time. Discovery is continuing and we intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on our business, results of operations, or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

(c) Changes in Securities:

For a description of the one-for-five reverse split of our outstanding common stock, see Part I, Item 1, Note 1 “Basis of Presentation”.

(d) Use of Proceeds:

On November 19, 1999, the Company completed the initial public offering of its common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-87997). There have been no changes to the disclosure contained in the Company’s report on Form 10Q for the quarter ended July 31, 2002, regarding the use of proceeds generated by the Company’s initial public offering and of its common stocks.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on Thursday, September 12, 2002 at our corporate headquarters in Sunnyvale, California. All share amounts referred to in this section do not account for the one-for-five reverse stock split. The one-for-five reverse split of our outstanding common stock was in effect September 16, 2002. Of the 43,974,414 shares outstanding as of the record date, 37,754,819 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1) To elect the following five directors of the Board of Directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified:

	Votes for	Votes withheld
Brian M. NeSmith	35,951,545	1,803,274
Marc Andreessen	37,221,966	532,853
David W. Hanna	37,155,407	599,412
Philip J. Koen	37,159,197	595,622
Andrew S. Rachleff	37,254,777	500,042

(2) To adopt each proposed amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock in a ratio of either one-for-five, one-for-ten, or one-for-fifteen:

	Votes for	Votes against	Votes abstain
One-for-five	33,888,594	3,813,070	53,155
One-for-ten	33,722,711	3,994,490	37,618
One-for-fifteen	33,383,471	4,317,007	54,341

(3) To ratify our appointment of Ernst & Young LLP as independent accountants for our fiscal year ending April 30, 2003.

Votes for:	37,322,624
Votes against:	348,279
Votes abstaining:	83,916

BLUE COAT SYSTEMS, INC.

Item 5.  Other Information

We also engaged Ernst & Young LLP (E&Y) to prepare our fiscal 2000 and 2001 SR&ED tax claims of Blue Coat Canada Inc. E&Y will assist in the preparation, filing and subsequent defense of our SR&ED tax credit claim, including both the science and costing areas. E&Y has prepared our fiscal 2000 SR&ED tax claims. We received approximately $0.2 million tax refund from Canada Customs and Revenue Agency for our fiscal 2000 R&ED tax claims in the three months ended October 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits:

Number	Description

3.3	Certificate of Ownership and Merger of Blue Coat Systems, Inc. with and into Cacheflow Inc. pursuant to Section 253 of the General Corporation Law of the State of Delaware filed on August 21, 2002

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002

3.5
Certificate of Amendment to Certificate of Incorporation of Cacheflow International Inc., changing its name from Cacheflow International Inc. to Blue Coat Systems International Inc. pursuant to the provisions of the General Corporation Law of the State of Delaware filed on October 1, 2002

10.22	Commercial sublease agreement between Registrant and Kuokoa Networks, Inc., dated July 10, 2002 and First Amendment to Sublease between Registrant and Kuokoa Networks, Inc., dated July 16, 2002

10.23	Commercial sublease agreement between Registrant and Merit Financial, Inc., dated October 25, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

We filed four reports on Form 8-K during the quarter ended October 31, 2002. Information regarding the items reported on is as follows:

Date	Item Reported On
August 15, 2002	On August 14, 2002, we received a letter from Nasdaq regarding our noncompliance with Nasdaq Marketplace Rule 4450(a)(5).

August 21, 2002	Effective August 21, 2002, we changed our name from Cacheflow Inc. to Blue Coat Systems, Inc. The ticker symbol for our common stock has also been changed from CFLO to BCSI.

September 13, 2002	On September 12, 2002, the Board of Directors and stockholders approved a one-for-five reverse stock split of our outstanding shares of

BLUE COAT SYSTEMS, INC.

common stock. The reverse stock split became effective September 16, 2002.

October 2, 2002	On September 30, 2002, we received a notice from a Nasdaq Listing Qualifications Panel stating that it had determined to continue the listing of our securities on the Nasdaq National Market.

BLUE COAT SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Robert Verheecke
Robert Verheecke Chief Financial and Accounting Officer

Dated: December 16, 2002

BLUE COAT SYSTEMS, INC.

C ERTIFICATIONS

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Robert Verheecke
Chief Financial Officer Blue Coat Systems, Inc.