Form 10-Q
period 2003-01-31
BLUE COAT SYSTEMS INC
filed 2003-03-14
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT FEBRUARY 28, 2003
Common Stock, par value $0.0001	8,879,707

i

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 31, 2003	April 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,765	$12,480
Short-term investments	15,525	27,466
Accounts receivable, net	9,005	6,100
Inventories	1,663	1,988
Prepaid expenses and other current assets	934	1,576

Total current assets	35,892	49,610
Property and equipment, net	3,775	6,047
Restricted investments	1,991	1,991
Other assets	1,070	1,066

Total assets	$42,728	$58,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,412	$2,558
Accrued payroll and related benefits	2,487	2,594
Deferred revenue	8,772	6,153
Other accrued liabilities	5,727	8,562

Total current liabilities	18,398	19,867
Accrued restructuring reserve	5,653	7,182
Deferred revenue	1,240	1,401

Total liabilities	25,291	28,450

Commitments
Stockholders' equity:
Common stock	1	4
Additional paid-in capital	884,009	883,964
Treasury stock	(903)	(895)
Notes receivable from stockholders	(25)	(57)
Deferred stock compensation	(1,068)	(3,622)
Accumulated deficit	(864,611)	(849,123)
Accumulated other comprehensive income (loss)	34	(7)

Total stockholders’ equity	17,437	30,264

Total liabilities and stockholders’ equity	$42,728	$58,714

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Net sales	$11,720	$10,893	$33,973	$44,533
Cost of goods sold	4,119	5,246	13,177	19,648

Gross profit	7,601	5,647	20,796	24,885
Operating expenses:
Research and development	2,712	9,167	9,109	27,842
Sales and marketing	6,202	6,389	19,743	23,379
General and administrative	1,177	2,214	3,862	7,391
Stock compensation	599	3,839	2,505	16,996
Goodwill amortization	—	2,168	—	27,798
Restructuring	1,273	—	1,273	2,558
Asset impairment	—	2,768	—	123,756

Total operating expenses	11,963	26,545	36,492	229,720

Operating loss	(4,362)	(20,898)	(15,696)	(204,835)
Interest income	122	420	418	1,854
Other income (expense)	(60)	(437)	(73)	(511)

Net loss before income taxes	(4,300)	(20,915)	(15,351)	(203,492)
Provision for income taxes	(52)	(102)	(137)	(347)

Net loss	$(4,352)	$(21,017)	$(15,488)	$(203,839)

Basic and diluted net loss per common share	$(0.50)	$(2.51)	$(1.77)	$(24.72)

Shares used in computing basic and diluted net loss per common share	8,790	8,381	8,745	8,247

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended January 31,
	2003	2002
Operating Activities
Net loss	$(15,488)	$(203,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,227	3,305
Stock compensation	2,505	16,996
Goodwill amortization	—	27,798
Asset impairment	—	123,756
Interest on notes receivable from stockholders	(11)	(16)
Changes in operating assets and liabilities:
Accounts receivable	(2,905)	7,302
Inventories	325	3,391
Prepaid expenses and other current assets	642	1,355
Other assets	(4)	84
Accounts payable	(1,146)	(4,827)
Accrued liabilities	(3,688)	(6,072)
Deferred revenue	2,459	654

Net cash used in operating activities	(15,084)	(30,113)

Investing Activities
Purchases of property and equipment	(738)	(1,506)
Sales (purchases) of investments, net	11,981	(13,158)

Net cash provided by (used in) investing activities	11,243	(14,664)

Financing Activities
Net proceeds from issuance of common stock	105	788
Repayment of notes receivable	27	232
Repurchase of employee stock	(6)	(196)

Net cash provided by financing activities	126	824

Net increase (decrease) in cash and cash equivalents	(3,715)	(43,953)
Cash and cash equivalents at beginning of period	12,480	55,356

Cash and cash equivalents at end of period	$8,765	$11,403

Non-cash investing and financing activities
Treasury stock retirement/cancellation	$—	$190

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying condensed consolidated financial statements and related notes as of January 31, 2003, and for the three- and nine-month periods then ended, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our consolidated financial position, operating results and cash flows for the interim date and periods presented. Certain prior year amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. Results for the three months ended January 31, 2003 are not necessarily indicative of results for the entire fiscal year or future periods.

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

On September 16, 2002, we filed an amendment to our Certificate of Incorporation, implementing a one-for-five reverse split of our outstanding common stock. Our common stock began trading under the split adjustment at the opening of the Nasdaq Stock Market on September 16, 2002. Our number of authorized shares of common stock, however, remains at 200 million. We continue to have 10 million authorized but unissued shares of preferred stock. All share and per share amounts in these condensed consolidated financial statements and notes thereto reflect the reverse stock split for all periods presented.

Use of Estimates

The preparation of the condensed consolidated financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For us, these estimates include sales returns and allowances, collectibility reserves for accounts receivable, valuation reserves for inventories, warranty reserves, lease losses and restructuring reserves and contingencies. Actual results will differ from these estimates, and such differences could be material to the consolidated financial position and results of operations.

Revenue Recognition

We recognize product revenue upon shipment, assuming that evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable, unless we have future obligations, for example, installation or customer acceptance, in which case revenue is deferred until these obligations are met. Probability of collection is assessed on a customer by customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. In the case of shipments to our major distributors who have certain rights of return and stock rotation, we defer revenue until a point of sale report is received from the distributor confirming that our products and services have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recognized evenly over the life of the contract. Maintenance contract revenue recognized was $2.5 million and $1.9 million, respectively, for the three months ended January 31, 2003 and 2002, and $6.8 million and $5.4 million, respectively, for the nine months ended January 31, 2003 and 2002.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Warranty Reserves

We accrue for warranty expenses at the time revenue is recognized and maintain a warranty accrual for estimated future warranty obligations based upon the relationship between historical and anticipated costs and sales volumes. The following summarizes our warranty reserve as of January 31, 2003:

Warranty Reserve
Reserve balances, April 30, 2002	$600
Additional reserves	218
Warranty expense	(87)

Reserve balances, January 31, 2003	$731

Inventories

Inventories consisted of the following (in thousands):

	January 31, 2003	April 30, 2002
Raw materials	$425	$416
Work-in-process	115	128
Finished goods	1,123	1,444

Total	$1,663	$1,988

New Accounting Pronouncements

In July 2002, the FASB approved Statement of Financial Accounting Standards (SFAS) No. 146 (Statement 146), “Accounting for Costs Associated with Exit or Disposal Activities.” Statement 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Statement 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. Statement 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We have adopted Statement 146 for activities initiated after December 31, 2002 and the adoption of Statement 146 has not had a material impact on our financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148 (Statement 148), “Accounting for Stock-Based Compensation—Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement 148 provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. Statement 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted the additional disclosure requirements of Statement 148 in our quarter ending January 31, 2003.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted FIN 45 in our quarter ending January 31, 2003 and it does not have a material impact on our financial position and results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We will adopt this standard in May 2003 (beginning of our fiscal 2004) and believe that the adoption will not have a material impact on our financial position and results of operations.

Note 2.    Restructuring Charges

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and to further align our organization with market conditions, future revenue expectations and our planned future product direction at that time. In connection with this restructuring plan, we implemented a reduction in workforce of approximately 200 employees. We accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility will be adjusted. In July 2002, one of our facilities in California was subleased for the remainder of the lease term at a rental price that was consistent with our estimated restructuring plan. Our facility in Redmond, Washington was subleased in December 2002, for the remainder of the term of the original lease at a rental price consistent with our estimated restructuring plan. Due to its financial difficulties, in January 2003, our tenant in California surrendered the premises and vacated the property. The facility in California is again vacant and available for subleasing starting March 1, 2003. As a result, we have revised and increased our restructuring estimates for abandoned space by $1.6 million based on the new market trend information provided by a commercial real estate broker. We have also reduced our estimates for contract termination costs by $0.3 million, as we were able to negotiate lower settlement amounts than originally estimated. Our restructuring reserves increased by $1.3 million in the quarter ended January 31, 2003, consisting of $1.6 million of additional lease abandonment costs, offset by $0.3 million of decreased contract termination costs. As of January 31, 2003, substantially all severance costs related to domestic and international employees had been paid and $8.7 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through 2007.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In August 2001, our Board of Directors approved a restructuring program in response to the continued economic slowdown that negatively impacted first quarter of fiscal 2002 demand for our products, as potential customers deferred spending on Internet and intranet infrastructure. In order to streamline our cost structure and better position us for planned growth, we implemented a reduction in workforce of approximately 80 positions. We incurred $2.6 million in restructuring costs in the quarter ended October 31, 2001, which included employee severance costs of approximately $1.7 million and certain contract termination costs of approximately $0.9 million. As of January 31, 2003, these severance payments and contract termination payments were completed.

The following table sets forth an analysis of the components of the restructuring charges and payments made through January 31, 2003 (in thousands):

	Abandoned Space	Severance Related	Contract Termination and Other	Total
Reserve balances, April 30, 2002	$9,503	$406	$969	$10,878
Cash payments	(599)	(379)	(382)	(1,360)

Reserve balances, July 31, 2002	8,904	27	587	9,518
Cash payments	(866)	(15)	(124)	(1,005)

Reserve balances, October 31, 2002	8,038	12	463	8,513
Additional reserve (adjustment)	1,553	—	(280)	1,273
Cash payments	(938)	(12)	(87)	(1,037)

Reserve balances, January 31, 2003	8,653	—	96	8,749
Less: current portion in other accrued liabilities	3,016	—	80	3,096

Accrued restructuring reserve	$5,637	$—	$16	$5,653

Note 3. Litigation

In June and July 2001, a series of putative securities class actions were filed against the firms that underwrote the Company’s initial public offering, the Company, and some of the Company’s officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Company has not been served in that lawsuit. The complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in the Company’s initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the Company and its current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company’s stock between November 19, 1999 and December 6, 2000. In the cases pending in New York the Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002 plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against the Company, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 1, 2002. The Company’s officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including the Company. The Court’s order did not dismiss any claims against the Company. As a result, discovery may now proceed. The Company intends to defend against the allegations in the complaints vigorously and we believe the outcome would not have a material adverse effect on our business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. (NCT) filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C., v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. NCT and Akamai Technologies, Inc. have entered into a settlement agreement, the terms of which are unknown to us at this time. Discovery is continuing and we intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on our business, results of operations or financial condition.

From time to time and in the ordinary course of business, we may be subject to various other claims, charges and litigation. In the opinion of management, final judgments from such other pending claims, charges and litigation, if any, against us will not have a material adverse effect on our consolidated financial position, results of operations, or financial condition.

Note 4.    Impairment of Assets

In May 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. As of April 30, 2002, the enterprise level goodwill recorded in connection with our Springbank Networks, Inc. and Entera, Inc. acquisitions was fully written off and there was no remaining goodwill balance to be amortized or impaired in the three- and nine-month periods ended January 31, 2003. For the three- and nine-month periods ended January 31, 2002, our market capitalization had fallen below our net book value. Management performed an impairment assessment of long-lived assets and determined that certain enterprise level goodwill recorded in connection with our Springbank Networks, Inc. and Entera, Inc. acquisitions was not fully recoverable. As a result, we recorded impairment charges of $2.8 million and $123.5 million in the three- and nine-month periods ended January 31, 2002 to reduce goodwill to its estimated fair value based on the market value method. The estimate of fair value was based upon our average market capitalization, which was calculated using our average closing stock price surrounding our first, second and third fiscal quarters ended July 31, 2001, October 31, 2001 and January 31, 2002, respectively. If SFAS No. 142 had been effective for fiscal 2002, the adjusted net loss, excluding goodwill amortization of $2.2 million and $27.8 million for the three- and nine-month periods ended January 31, 2002, would have been $18.8 million and $176.0 million, respectively. The adjusted net loss per share for the three- and nine-month periods ended January 31, 2002 would have been $2.25 and $21.35, respectively.

Note 5.    Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with the Financial Accounting Standards Board’s (FASB) SFAS No. 130, “Reporting Comprehensive Income.” Included in other comprehensive income (loss) for us are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income (loss)” in the stockholder’s equity section of the balance sheet. The comprehensive net loss for the three- and nine-month periods ended January 31, 2003 were $4.4 million and $15.4 million, respectively, and for the three- and nine-month periods ended January 31, 2002, were $20.7 million and $203.6 million, respectively.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Historical:
Net loss available to common stockholders	$(4,352)	$(21,017)	$(15,488)	$(203,839)

Weighted-average shares of common stock outstanding	8,825	8,679	8,811	8,663
Less: Weighted-average shares subject to repurchase	(35)	(298)	(66)	(416)

Weighted-average shares used in computing basic and diluted net loss per common share	8,790	8,381	8,745	8,247

Basic and diluted net loss per common share	$(0.50)	$(2.51)	$(1.77)	$(24.72)

We have excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

If we had reported net income for the three and nine months ended January 31, 2003 and 2002, the calculation of diluted earnings per share for those periods would have included the effect of dilutive common stock options, computed using the treasury stock method. The calculation would have included the common stock equivalent effects of 410,922 and 317,292 stock options outstanding for the three months ended January 31, 2003 and 2002, respectively and 234,639 and 464,911 stock options outstanding for the nine months ended January 31, 2003 and 2002, respectively.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7.    Stock Based Employee Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, we continue to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method. The pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 “Accounting for the Stock-Based Compensation—Transition and Disclosure” is disclosed below. The fair value for each stock-based award was estimated at the date of grant using the Black-Scholes option pricing model for the three and nine months ended January 31, 2003 and 2002.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Net loss, as reported	$(4,352)	$(21,017)	$(15,488)	$(203,839)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	599	3,839	2,505	16,996
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,372)	(11,007)	(14,671)	(38,976)

Pro forma net loss	$(8,125)	$(28,185)	$(27,654)	$(225,819)

Net loss per share:
Basic and diluted—as reported	$(0.50)	$(2.51)	$(1.77)	$(24.72)

Basic and diluted—pro forma	$(0.92)	$(3.36)	$(3.16)	$(27.38)

Note 8.    Geographic and Product Category Information Reporting

We operate in one segment to design, develop, market and support web security appliances. Our sales consist of three product categories: web security products, legacy products and services. Total international revenue consists of sales from our U.S. operations to non-affiliated customers in other geographic regions. During the three- and nine-month periods ended January 31, 2003 and 2002, there were no intra-enterprise sales, and no material long-lived assets were located in our foreign operations during the three- and nine-month periods ended January 31, 2003 and 2002.

Sales are attributed to geographic areas based on the location of the customers. The following is a summary of net sales by geographic area (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
North America	$5,632	$5,200	$17,291	$20,304
Europe	3,690	2,717	9,658	9,600
Asia	2,398	2,976	7,024	14,629

Total	$11,720	$10,893	$33,973	$44,533

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of net sales by product category (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Web Security	$7,901	$5,268	$22,525	$21,978
Legacy	1,299	3,714	4,537	16,756
Service	2,520	1,911	6,911	5,799

Total	$11,720	$10,893	$33,973	$44,533

Note 9.    Lease Commitments

We lease certain facilities and equipment under non-cancelable operating leases. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. The following summarizes our future minimum non-cancelable operating lease payments at January 31, 2003:

	Total	Less than 1 year	1-3 years	4-7 years
Operating leases currently in use	$5,057	$2,369	$2,680	$8
Operating leases of abandoned space	10,768	2,581	7,722	465

Total non-cancelable operating leases	$15,825	$4,950	$10,402	$473

Of the $10.8 million in total operating leases of abandoned space, $8.7 million is included in other accrued liabilities and accrued restructuring reserve on the Condensed Consolidated Balance Sheets at January 31, 2003. The difference of $2.3 million represents estimated sublease income.

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

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	35.1	48.2	38.8	44.1

Gross profit	64.9	51.8	61.2	55.9
Operating expenses:
Research and development	23.1	84.2	26.8	62.5
Sales and marketing	52.9	58.7	58.1	52.5
General and administrative	10.0	20.3	11.4	16.6
Stock compensation	5.1	35.2	7.4	38.2
Goodwill amortization	—	19.9	—	62.4
Restructuring	10.9	—	3.7	5.7
Asset impairment	—	25.4	—	277.9

Total operating expenses	102.0	243.7	107.4	515.8

Operating loss	(37.1)	(191.9)	(46.2)	(459.9)
Interest income	1.0	3.8	1.2	4.2
Other income (expense)	(0.5)	(4.0)	(0.2)	(1.2)

Net loss before income taxes	(36.6)	(192.1)	(45.2)	(456.9)
Provision for income taxes	(0.4)	(0.9)	(0.4)	(0.8)

Net loss	(37.0)%	(193.0)%	(45.6)%	(457.7)%

BLUE COAT SYSTEMS, INC.

Overview

Blue Coat Systems, Inc. (formerly Cacheflow Inc.), also referred to in this report as “we”, “us” or the “Company”, was incorporated in Delaware on March 16, 1996. On August 21, 2002, we changed our name from CacheFlow Inc. to Blue Coat Systems, Inc. We are focused on the enterprise web security appliance market. Our web security appliances, called Port 80 Security Appliances, are designed to protect organizations against emerging web threats targeting the open holes in the existing security infrastructure. Our products are designed to enable enterprises to utilize their web resources while minimizing their security risks and reducing their network management costs.

The company’s initial products, introduced in May of 1998, utilized caching technology to improve user response time for accessing Internet content. These systems were used by service providers and enterprises throughout the world and achieved a market leadership position. By 1999, the caching market began evolving into two distinct segments—enterprises looking for proxy caches, to securely connect employees to the Internet, and service providers looking for increased bandwidth savings and response time for their subscribers. During this timeframe, service provider customers represented the majority of our revenues. We continued, however, to enhance our competitive position in both market segments through internal development and external acquisitions. By early 2001, the demand for extending the functionality of our enterprise proxy caches started to grow, while the service provider market opportunity decreased significantly. We accelerated our development and marketing efforts around our enterprise business, resulting in the delivery of our Port 80 Security Appliances in June 2002. We refer to our revenues that are bandwidth savings related as our Legacy business, and our revenues that are related to enterprise proxy caching and port 80 security as our Web Security business.

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

We have incurred net losses in each quarter since inception. As of January 31, 2003, we had an accumulated deficit of $864.6 million, which consisted of $140.1 million of pro-forma net losses and the following non-recurring items: $411.7 million of asset impairment, $133.3 million of stock compensation expenses, $128.5 million of goodwill amortization, $32.2 million of acquired in-process technology, $18.6 million of restructuring expenses and $0.2 million of treasury stock retirement. Our net losses for the three months ended January 31, 2003 and 2002 were $4.4 million and $21.0 million, respectively, and for the nine months ended January 31, 2003 and 2002 were $15.5 million and $203.8 million, respectively. Our 2003 losses have resulted primarily from expenses incurred in the operations of our business, the amortization of deferred stock compensation, and an increase in our restructuring reserve. Our losses have decreased in the first nine months of fiscal year 2003 when compared to fiscal year 2002 due, in general, to significant reductions in operating expenses. These reductions have resulted from the restructurings implemented in August of 2001 and February of 2002. In the third quarter of fiscal year 2003 we reduced headcount further to gain additional efficiencies in our Research and Development, and Sales and Marketing areas. We experienced a significant decline in the demand for our products beginning in the quarter ended January 31, 2001, which continued through the quarter ended January 31, 2002. Since that time, our revenues have been relatively flat but have increased slightly in the past two quarters. We believe that this decline in revenue substantially resulted from the weakening global economy and a corresponding reduction in information technology spending. Unless there are positive changes in current macroeconomic conditions, we expect that the lowered levels of demand experienced over the past 12 months will continue at least through the end of fiscal year 2003. As a result, we expect to incur additional operating losses and continued negative cash flows from operations at least through the end of fiscal year 2003.

BLUE COAT SYSTEMS, INC.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns and allowances, collectibility reserves for accounts receivable, bad debts, warranty reserves, excess inventory and purchase commitments, lease losses and restructuring accruals and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results will differ from those estimates and such differences could be significant.

We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	Revenue recognition and allowances;

•	Warranty reserves;

•	Inventory reserves;

•	Restructuring accruals; and

•	Contingencies.

Revenue Recognition and Allowances.    We recognize product revenue upon shipment, assuming that evidence of an arrangement exists, the fee is determinable and collectibility is probable, unless the Company has future obligations, such as installation or customer acceptance, in which case revenue is deferred until these obligations are met. Probability of collection is assessed on a customer by customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. During the three months ended January 31, 2003 and January 31, 2002, we deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

In the case of shipments to our distributors who have certain rights of return and stock rotation, we defer revenue until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred when the customer purchases a maintenance contract and recognized evenly over the life of the contract.

We also maintain a separate allowance for doubtful accounts for estimated losses resulting from the unanticipated inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

BLUE COAT SYSTEMS, INC.

Warranty Reserves.    We accrue for warranty expenses at the time revenue is recognized and maintain a warranty accrual for estimated future warranty obligations based upon the relationship between historical and anticipated costs and sales volumes. If actual warranty expenses are greater than those projected, additional reserves and other charges against earnings may be required. If actual warranty expenses are less than projected, prior reserves could be reduced providing a positive impact on earnings.

Inventory Reserves.    We record reserves for all estimated excess and obsolete inventory. These reserves are equal to the difference between the cost of the inventory and its estimated fair value, which is determined based upon assumptions about future demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and related purchase commitments and our reported results. If actual market conditions are less favorable than those projected, additional reserves and other charges against earnings may be required. If market conditions are more favorable than projected, prior reserves for excess and obsolescence could be reduced providing a positive impact on earnings.

Restructuring Accruals.    In fiscal 2002, as a result of a continuing reduction in information technology spending rates, which negatively impacted our sales, we implemented two restructuring plans, one in February 2002 and the other in August 2001, which included reductions in workforce, contract terminations and a consolidation of facilities.

We performed a comprehensive analysis of our real estate facility requirements and identified excess facility space, which has subsequently been offered for sublease. Based upon the results of our analysis, in fiscal 2002 we recorded charges related to estimated facilities lease losses, net of expected sublease income during fiscal 2002. In determining the net facilities lease loss charge, various assumptions were made, including the time period over which the facilities will be vacant, expected sublease terms and expected sublease rates. The charges recorded were estimates in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and represented the low end of an estimated range that may be adjusted upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates and lease termination. Should operating lease rental rates decline or should it take longer than expected to find a suitable tenant to sublease the facility, adjustments to the facilities lease losses liabilities may be necessary in future periods based upon revised assumptions and the then-current actual events and circumstances.

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

Results of Operations

Net Sales.    Net sales increased to $11.7 million for the three months ended January 31, 2003 from $10.9 million for the three months ended January 31, 2002 primarily due to an increase in service revenue as well as a slight increase in product revenue. The slight increase in product revenue was characterized by a decrease in sales of our higher end systems and an increase in sales of our lower end systems and third party products. This trend is consistent with the decrease in our Legacy business and increase in our Web

BLUE COAT SYSTEMS, INC.

Security business as discussed below. Net sales decreased to $34.0 million for the nine months ended January 31, 2003 from $44.5 million for the nine months ended January 31, 2002, which was primarily attributable to fewer unit sales and a purchasing trend towards our lower end systems, which have lower average sales prices than our higher end systems, partially offset by increased service and other product revenue. As a result of our focus on increasing the use of indirect distribution channels, one of our distributors accounted for 17% of our net sales during the three months ended January 31, 2003. No customer accounted for more than 10% of our net sales during the three months ended January 31, 2003.

Net sales for the three months ended January 31, 2003 were $5.6 million from the U.S., or 48% of net sales, $3.7 million from Europe, or 31% of net sales, and $2.4 million from Asia, or 21% of net sales. Net sales for the three months ended January 31, 2002 were $5.2 million from the U.S., or 48% of net sales, $2.7 million from Europe, or 25% of net sales, and $3.0 million from Asia, or 27% of net sales.

Net sales for the three months ended January 31, 2003 were $7.9 million from our Web Security products, or 66% of net sales, $1.3 million from our Legacy products, or 11% of net sales, and $2.5 million from Services, or 22% of net sales. Net sales for the three months ended January 31, 2002 were $5.3 million from our Web Security products, or 48% of net sales, $3.7 million from our Legacy products, or 34% of net sales, and $1.9 million from Services, or 18% of net sales. Unless macroeconomic conditions improve sooner than anticipated, our visibility of the near-term demand for our products is limited; however, we currently anticipate that we may see modest net sales growth in the next several quarters.

Gross Profit.    Gross profit increased to $7.6 million for the three months ended January 31, 2003 from $5.6 million for the three months ended January 31, 2002 due to lower fixed manufacturing and service and support overhead and lower material costs of our current product line. In addition, during the three months ended January 31, 2003 we reduced our reserve for excess and obsolete inventory by $0.1 million, and reduced our warranty reserves as we adjusted downward our expectations regarding future liabilities for warranty returns and repairs. Our gross profit decreased to $20.8 million for the nine months ended January 31, 2003 from $24.9 million for the nine months ended January 31, 2002. The decrease in gross profit was primarily attributable to the decrease in sales for the nine months ended January 31, 2003. Our gross margin percentage increased to 64.9% for the three months ended January 31, 2003 from 51.8% for the three months ended January 31, 2002 and to 61.2% for the nine months ended January 31, 2003 from 55.9% for the nine months ended January 31, 2002. These increases in our gross margin percentage were principally the result of lower fixed manufacturing and service and support overhead costs, lower material costs of our current product line, a partial reduction in our excess and obsolete inventory reserve and a partial reduction in our warranty reserve.

Our gross profit has been and will continue to be affected by a variety of factors, including competition, fluctuations in demand for our products, the timing and size of customer orders and product implementations, the mix of direct and indirect sales, the mix and average selling prices of our products, new product introductions and enhancements, component costs, manufacturing and service and support overhead costs, changes in excess and obsolete inventory and warranty reserves and product configuration. If actual orders do not match our forecasts we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

Research and Development.    Research and development expenses consist primarily of salaries and benefits and prototype and testing costs. Research and development expenses decreased to $2.7 million for the three months ended January 31, 2003 from $9.2 million for the three months ended January 31, 2002, and to $9.1 million for the nine months ended January 31, 2003 from $27.8 million for the nine months ended January 31, 2002. These decreases in research and development expenses were primarily attributable to decreased staffing and associated support for engineers as the result of the restructuring effort to reduce costs during the fourth quarter of fiscal 2002. On January 31, 2003 we implemented a reduction in headcount, which should modestly decrease our research and development expenses in the fourth quarter of fiscal year 2003.

BLUE COAT SYSTEMS, INC.

Research and development headcount decreased to 71 at January 31, 2003 from 203 at January 31, 2002. As a percentage of net sales, research and development expenses decreased to 23.1% for the three months ended January 31, 2003 from 84.2% for the three months ended January 31, 2002, and to 26.8% for the nine months ended January 31, 2003 from 62.5% for the nine months ended January 31, 2002. This decrease in research and development expenses as a percentage of net sales occurred even with the lower revenue experienced in the first three quarters of fiscal 2003, reflecting our efforts to lower expenditures given the reduced revenue levels. Should growth in demand for our products resume, and after we realize potential efficiencies within our research and development organization, we expect to increase our research and development expenses in absolute dollars in an effort to enhance existing and introduce new products. However, we may implement additional cost-cutting programs to reduce our research and development expenses in future periods if our net sales do not increase. Through January 31, 2003, all research and development costs have been expensed as incurred.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and benefits, commissions and advertising and promotional expenses. Sales and marketing expenses decreased to $6.2 million for the three months ended January 31, 2003 from $6.4 million for the three months ended January 31, 2002, and to $19.7 million for the nine months ended January 31, 2003 from $23.4 million for the nine months ended January 31, 2002. These decreases in sales and marketing expenses in absolute dollars were primarily related to reduced headcount. Sales and marketing headcount decreased to 78 at January 31, 2003 from 119 at January 31, 2002. In the third quarter of fiscal 2003 we closed unprofitable regions and terminated certain management and overhead positions. As a percentage of net sales, sales and marketing expenses decreased to 52.9% for the three months ended January 31, 2003 from 58.7% for the three months ended January 31, 2002 due to the decrease in headcount. Sales and marketing expense increased to 58.1% for the nine months ended January 31, 2003 from 52.5% for the nine months ended January 31, 2002, resulting from the decline in net sales for the nine months ended January 31, 2003 compared to the nine months ended January 31, 2002, partially offset by reduced sales and marketing expenses. Should growth in demand for our products resume, and after we realize potential efficiencies within our sales and marketing organization, we expect to increase our sales and marketing expenses in absolute dollars in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels. However, we may implement additional cost-cutting programs to reduce our sales and marketing expenses in future periods if our net sales do not increase.

General and Administrative.    General and administrative expenses decreased to $1.2 million for the three months ended January 31, 2003 from $2.2 million for the three months ended January 31, 2002, and to $3.9 million for the nine months ended January 31, 2003 from $7.4 million for the nine months ended January 31, 2002. These decreases in general and administrative expenses in absolute dollars were primarily attributable to decreased staffing and associated expenses as the result of the restructuring effort to reduce costs during the fourth quarter of fiscal 2002. General and administrative headcount decreased to 29 at January 31, 2003 from 43 at January 31, 2002. As a percentage of net sales, general and administrative expenses decreased to 10.0% for the three months ended January 31, 2003 from 20.3% for the three months ended January 31, 2002 and to 11.4% for the nine months ended January 31, 2003 from 16.6% for the nine months ended January 31, 2002. These decreases in general and administrative expenses as a percentage of net sales primarily result from the reduced general and administrative expenses. Should growth in demand for our products resume, and after we have realized potential efficiencies within our current general and administrative organization, we expect general and administrative expenses to increase in absolute dollars as we continue to increase headcount to manage expanding operations and facilities. However, we may implement additional cost-cutting programs to reduce our general and administrative expenses in future periods if our net sales do not increase.

Stock Compensation.    Stock compensation expense decreased to $0.6 million for the three months ended January 31, 2003 from $3.8 million for the three months ended January 31, 2002, and to $2.5 million for the nine months ended January 31, 2003 from $17.0 million for the nine months ended January 31, 2002. This non-cash charge reflects the amortization of deferred stock compensation and termination and acceleration charges for departing employees.

BLUE COAT SYSTEMS, INC.

Goodwill Amortization.    No goodwill amortization was taken during the three- and nine-month periods ended January 31, 2003, since the enterprise level goodwill recorded in connection with our Springbank Networks, Inc. and Entera, Inc. acquisitions was fully written off as of April 30, 2002. Goodwill amortization expense was $2.2 million and $27.8 million for the three- and nine-month periods ended January 31, 2002. The goodwill expense was attributable to our acquisitions of SpringBank Networks, Inc. on June 5, 2000 and Entera, Inc. on December 15, 2000, which were accounted for as purchase business combinations. The SpringBank and Entera acquisitions resulted in goodwill of $177.0 million and $359.3 million, respectively, and each amount was amortized over three years on a straight-line basis. See “Impairment of assets” below.

Impairment of assets.    As discussed further in Note 4 “Impairment of Assets” of the condensed consolidated financial statements above, during the three- and nine-month periods ended January 31, 2002, we performed an impairment assessment of our tangible and intangible assets and determined that the enterprise level goodwill associated with the acquisitions of SpringBank and Entera was impaired. As a result, we recorded impairment charges of $2.8 million and $123.5 million in the three- and nine-month periods ended January 31, 2002 to reduce goodwill to its estimated fair value based on the market value method.

Interest and Other Income (Expense).    Interest income decreased to $0.1 million for the three months ended January 31, 2003 from $0.4 million for the three months ended January 31, 2002. This decrease was primarily attributable to the lower cash balances and lower interest rates earned on our cash equivalents and short-term investments.

Reorganization Plans

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and to further align our organization with market conditions, future revenue expectations and our planned future product direction at that time. In connection with this restructuring plan, we implemented a reduction in workforce of approximately 200 employees. We accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility will be adjusted. In July 2002, our facility in California was subleased for the remainder of the lease term at a rental price that was consistent with our estimated restructuring plan. Our facility in Redmond, Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our estimated restructuring plan. Due to financial difficulties, in January 2003, our tenant in California surrendered the premises and vacated the property. The facility in California is again vacant and available for subleasing starting March 1, 2003. As a result, we have revised and increased our restructuring estimates for abandoned space by $1.6 million based on the new market trend information provided by a commercial real estate broker. We have also reduced our estimates for contract termination costs by $0.3 million, as we were able to negotiate lower settlement amounts than originally estimated. Our restructuring reserves increased by $1.3 million in the quarter ended January 31, 2003, consisting of $1.6 million of additional lease abandonment costs offset by $0.3 million of decreased contract termination costs. As of January 31, 2003, substantially all severance costs related to domestic and international employees had been paid and $8.7 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through 2007.

In August 2001, our Board of Directors approved a restructuring program in response to the continued economic slowdown that negatively impacted first quarter of fiscal 2002 demand for our products, as potential customers deferred spending on Internet and intranet infrastructure. In order to streamline our cost structure and better position us for growth, we implemented a reduction in workforce of approximately

BLUE COAT SYSTEMS, INC.

80 positions. We incurred $2.6 million in restructuring costs in the quarter ended October 31, 2001 to complete this effort, which included employee severance costs of approximately $1.7 million and certain contract termination costs of approximately $0.9 million. As of January 31, 2003, these severance payments and contract termination payments were completed.

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

Liquidity and Capital Resources

From inception, we financed our operations and the purchase of property and equipment through private sales of preferred stock, with net proceeds of $37.9 million, through bank loans and equipment leases, and in November 1999, through an initial public offering of our common stock, with net proceeds of $126.5 million. At January 31, 2003, we had $8.8 million in cash and cash equivalents, $15.5 million in short-term investments, $2.0 million in restricted investments and $17.5 million in working capital.

Net cash used in operating activities was $15.1 million for the nine months ended January 31, 2003 and $30.1 million for the nine months ended January 31, 2002. For the nine months ended January 31, 2003, we used cash primarily to fund our net losses from operations, to fund growth in accounts receivable, and to pay off accrued liabilities, which included $3.4 million of payments against accrued restructuring liabilities related to severance, terminated and vacated real estate leases and contract termination obligations. We expect to make payments of approximately $3.1 million against our accrued restructuring liabilities over the next 12 months.

Net cash provided by investing activities was $11.2 million for the nine months ended January 31, 2003. Net cash used by investing activities was $14.7 million for the nine months ended January 31, 2002. Net cash provided by investing activities for the nine months ended January 31, 2003 was primarily attributable to net sales of short-term securities, offset by purchases of property, plant and equipment. We expect that, in the future, any cash in excess of current requirements will continue to be invested in high quality, interest-bearing securities.

Capital expenditures were $0.7 million for the nine months ended January 31, 2003 and $1.5 million for the nine months ended January 31, 2002. Our capital expenditures consisted of leasehold improvements and purchases of equipment and software.

Net cash provided by financing activities was $0.1 million for the nine months ended January 31, 2003 and $0.8 million for the nine months ended January 31, 2002. Financing activities for the nine months ended January 31, 2003 and 2002 were primarily attributable to the exercise of employee stock options.

As of January 31, 2003, we continue to have no outstanding debt and we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor did we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We have suffered recurring losses from operations and currently project such losses to continue for at least the remainder of fiscal year 2003. Our current business plan for the remainder of fiscal 2003 and the first half of fiscal 2004 reflects continued initiatives to increase revenue, reduce overhead and other costs, and realize the benefit of recent reductions in employee headcount and occupancy costs. The plan projects that the amount of the quarterly net loss will decline from quarter to quarter with net income projected to begin in the first or second quarter of fiscal 2004. As a result, current cash and short-term investment balances

BLUE COAT SYSTEMS, INC.

are projected to be sufficient to fund the excess of expenses over revenue for the remainder of fiscal 2003 and to fund operations from that point forward. In our review of our operating requirements, we determined that even with a reduction of revenue of 35% in each of the next four quarters as compared to the same quarter in the prior year, we would still have sufficient working capital to meet our working capital and capital expenditure requirements for the next four quarters. If revenues decrease below that level without expense reductions greater than those already planned, or if cash is needed for unanticipated uses, we may need additional capital sooner than expected. Although we cannot guarantee that planned results will be obtained in fiscal 2003 and beyond, or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned revenue and expense assumptions can be realized. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we will eventually be unable to continue our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

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

In December 2002, the FASB issued SFAS No. 148 (Statement 148), “Accounting for Stock-Based Compensation—Transition and Disclosure” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement 148 provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of those effects in interim financial information. Statement 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted the additional disclosure requirements of Statement 148 in our quarter ending January 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted FIN 45 in our quarter ending January 31, 2003 and it does not have a material impact on our financial position and results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We will adopt this standard in May 2003 (beginning of our fiscal 2004) and believe that the adoption will not have a material impact on our financial position and results of operations.

BLUE COAT SYSTEMS, INC.

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

We incurred net losses of $4.4 million and $21.0 million for the three months ended January 31, 2003 and 2002, respectively. As of January 31, 2003, we had an accumulated deficit of $864.6 million, which consisted of $140.1 million of pro-forma net losses and the following non-recurring items: $411.7 million of asset impairment, $133.3 million of stock compensation expenses, $128.5 million of goodwill amortization, $32.2 million of acquired in-process technology, $18.6 million of restructuring expenses and $0.2 million of treasury stock retirement. We have not had a profitable quarter since our inception and we expect to continue to incur net losses on a quarterly and annual basis through fiscal 2003. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. However, we may never achieve profitability.

If we are unable to raise additional capital as needed, our ability to effectively manage our business or enhance our products could be harmed.

At January 31, 2003, we had approximately $8.8 million in cash and cash equivalents, $15.5 million in short-term investment, and $2.0 million in restricted investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is required for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for web security appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we are unable to raise additional capital when we require it, our business will be seriously harmed.

We may incur net losses or increased net losses if we are required to record additional significant accounting charges related to excess facilities that we are unable to sublease.

We have existing commitments to lease office space in Sunnyvale, CA and Redmond, Washington in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area and the Seattle Area has developed such a large excess inventory of office space that we now believe we could be unable to sublease a substantial portion of our excess office space in the near future. Accordingly, in the fourth quarter of fiscal 2002, we recorded an excess facilities charge of $9.5 million, which represented the remaining lease commitments for vacant facilities, net of expected sublease income. As of January 31, 2003, $8.7 million of this accrued liability remains on the balance sheet. In July 2002, our facility in California was subleased for the remainder of the lease term at a rental price that was consistent with our estimated restructuring plan. Our facility in Redmond, Washington was subleased in

BLUE COAT SYSTEMS, INC.

December 2002 for the remainder of the term of the original lease at a rental price consistent with our estimated restructuring plan. Due to financial difficulties, in January 2003, our tenant in California surrendered the premises and vacated the property. The facility in California is currently vacant and available for subleasing starting March 1, 2003. As a result, we have revised and increased our restructuring estimates for abandoned space by $1.6 million based on the new market trend information provided by a commercial real estate broker. We have also revised our estimates for contract termination costs by $0.3 million, as we were able to negotiate lower settlement amounts than originally estimated. Our restructuring reserves increased by $1.3 million in the quarter ended January 31, 2003, consisting of $1.6 million of additional lease abandonment costs offset by $0.3 million of decreased contract termination costs. As of January 31, 2003, substantially all severance costs related to domestic and international employees had been paid and $8.7 million remained accrued for lease abandonment and contract termination costs. We may be required to record additional charges if our tenants default on their lease obligations and if current market conditions for the commercial real estate market remain the same or worsen.

A continued downturn in macroeconomic conditions could adversely impact our existing and potential customers’ ability and willingness to purchase our products, which would cause a continuing decline in our sales.

U.S. economic growth slowed significantly in the past two years. In addition, there is continued uncertainty relating to the prospects for near-term U.S. economic growth, as well as the extent to which the U.S. slowdown will impact international markets. This slowdown and uncertainty contributed to delays in decision-making by our existing and potential customers and a resulting decline in our sales in the second half of fiscal 2001 and all of fiscal 2002. Continued uncertainty or a continued slowdown could result in a further decline in our sales and our operating results could again be below our expectations and the expectations of public market analysts and investors. Our stock price has materially declined over the past two years and our stock price may continue to decline in the event that we fail to meet the expectations of public market analysts or investors in the future.

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

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. The products of our competitors may also have features and functionality that our products do not have. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, more quickly develop new products or enhance existing products and services or bundle web security appliances in a manner that we cannot provide.

BLUE COAT SYSTEMS, INC.

Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

If we are unable to introduce new products and services that achieve market acceptance quickly, we could lose existing and potential customers and our sales would decrease.

We need to develop and introduce new products and enhancements to existing products on a timely basis that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers. We intend to extend the offerings under our product family in the future, both by introducing new products and by introducing enhancements to our existing products. However, we may experience difficulties in doing so, and our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Furthermore, the reduction of approximately 100 research and development personnel resulting from the February 2002 restructuring and potential future restructurings, may make this even more difficult. Life cycles of our products are difficult to predict, because the market for our products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products, new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

We are dependent upon key personnel and we must attract, assimilate and retain other highly qualified personnel in the future or our ability to operate and manage our business effectively could be harmed.

Our business could be seriously disrupted if we do not maintain the continued service of our senior management, research and development and sales personnel. We have experienced and may continue to experience transition in our management team. All of our employees are employed on an “at-will” basis. Our ability to conduct our business also depends on our continuing ability to attract, hire, train and retain a number of highly skilled managerial, technical, sales, marketing and customer support personnel. New hires frequently require extensive training before they achieve desired levels of productivity, so a high employee turnover rate could seriously impair our ability to operate and manage our business effectively.

If we fail to create additional sales through our sales channel partners, our business will be seriously harmed.

Currently, over seventy-five percent of our revenue is generated through sales to our sales channel partners, which include distributors, resellers and system integrators. We increasingly depend upon these partners to generate sales opportunities and to independently manage the entire sales process. We provide our sales channel partners with specific programs to assist them in this process, but there can be no assurance that these programs will be effective or that our sales channel partners will be able to generate increasing revenues to us without significant additional investment on our part. To achieve profitability, we require our sales to grow without a commensurate increase in sales costs. Increasing sales through our sales channel partners is our primary strategy for achieving this. If we fail to create additional sales through our sales channel partners, our business will be seriously harmed.

If we fail to manage existing sales channels, our sales will not grow.

We evaluate and modify our distribution strategy from time to time to meet market requirements. Any direct channel new hire or new sales channel partner will require extensive training and typically take several months to achieve productivity. Competition for qualified sales personnel and sales channel partners is intense, and we might not be able to hire the kind and number of candidates we are targeting. If we fail to manage existing sales channels, our business will be seriously harmed.

BLUE COAT SYSTEMS, INC.

Many of our sales channel partners do not have minimum purchase or resale requirements and carry products that are competitive with our products. These sales channel partners may not give a high priority to the marketing of our products or may not continue to carry our products. They may give a higher priority to other products, including the products of competitors. We may not retain any of our current sales channel partners or successfully recruit new sales channel partners. Events or occurrences of this nature could seriously harm our business.

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

Our net sales and operating results are likely to vary significantly from quarter to quarter. We believe that quarter to quarter comparisons of our operating results should not be relied upon as indicators of future performance. It is likely that in some future quarter or quarters, our operating results will be below the expectations of public market analysts or investors. When this occurs, the price of our common stock could decrease significantly. A number of factors are likely to cause variations in our net sales and operating results, including factors described elsewhere in this “Factors Affecting Future Operating Results” section.

We cannot reliably forecast our future quarterly sales for several reasons, including:

•	we have a limited operating history, and the market in which we compete is relatively new and rapidly evolving;

•	our sales cycle varies substantially from customer to customer;

•	our sales cycle may lengthen as the complexity of web security appliance solutions continues to increase; and

•	we are unable to predict macro-economic conditions.

A high percentage of our expenses, including those related to research and development, sales and marketing, general and administrative functions, manufacturing and service and support overheads and amortization of deferred compensation, are essentially fixed in the short term. As a result, if our net sales are less than forecasted, our quarterly operating results are likely to be seriously harmed and our stock price would likely decline further.

We may not be able to generate a significant level of sales from the international markets in which we currently operate.

For the three months ended January 31, 2003, sales to customers outside of the United States and Canada accounted for approximately 52% of our net sales. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. The downsizing of our international operations as the result of the August 2001 and February 2002 restructuring plans may further hinder our ability to increase our

BLUE COAT SYSTEMS, INC.

market concentration internationally. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and our ability to recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed.

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

We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not had a material adverse affect on our business. We may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. If we enter into a high-volume

BLUE COAT SYSTEMS, INC.

or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we can effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

In the future, we may seek to use additional contract manufacturers. We may experience difficulty in locating and qualifying suitable manufacturing candidates capable of satisfying our product specifications or quantity requirements. Further, new third-party manufacturers may encounter difficulties in the manufacturing of our products, which would result in product delivery delays.

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

We depend significantly on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, patents, trade secrets, and copyright and trademark laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we are currently defending a suit, which alleges infringement of certain U.S. patents by us (See Note 3 of the Condensed Consolidated Financial Statements). While we believe the case is without merit, it does show it is possible that third parties may claim that we, or our current or potential future products, infringe on their intellectual property. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Failure to comply with Nasdaq’s listing standards could result in our delisting by Nasdaq from the Nasdaq National Market and severely limit the ability to sell any of our common stock.

In order for our common stock to be listed on the Nasdaq National Market, we must continue to meet the Nasdaq National Market minimum listing requirements as set forth in the Nasdaq Marketplace Rules. The Rules require, among other things, that the bid price of our common stock not fall below $1 per share and that our stockholders’ equity not fall below $10 million. We currently meet all of the Nasdaq National Market listing requirements; however, in the future we may fail to do so. If we cannot meet the Nasdaq National Market minimum listing requirements, we may apply to transfer our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. However, there can be no assurance that we will be permitted to move to the Nasdaq SmallCap Market or that we will be able to meet the Nasdaq SmallCap Market listing requirements. Any delisting of our common stock from the Nasdaq National Market could severely impair our ability to raise additional capital and result in a significant decline in our common stock value.

BLUE COAT SYSTEMS, INC.

Failure to improve our infrastructure may adversely affect our business.

We must continue to implement and maintain a variety of operational, financial and management information systems, procedures and controls. The enactment of the Sarbanes-Oxley Act of 2002 and final and anticipated Securities and Exchange Commission regulations in 2002 will require us to devote additional resources to our operational, financial and management information systems, procedures and controls to ensure our continued compliance with current and future laws and regulations. If we are unable to implement and maintain appropriate operational, financial and management information systems, procedures and controls could have a material adverse effect on our business, results of operations and financial condition.

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

To maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in research and development. There is no guarantee that we will accurately predict the direction in which the web security appliance market will evolve. Failure on our part to anticipate the direction of the market and develop products that meet those emerging needs will significantly impair our business and operating results and will have a material adverse affect on our financial condition.

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

BLUE COAT SYSTEMS, INC.

Our web security appliances only protect web based applications and content, and our target customers may not wish to purchase an additional network security device, and as a result, our sales may not grow.

Our Port 80 Security Appliances are specially designed to only secure web based protocols such as http, https, ftp and streaming. While we believe that the majority of traffic traveling over the networks of our target customers is web based, a significant amount of their network traffic is not. Our products do not protect non-web protocols. Our target customers may not wish to purchase an additional security device that only handles network traffic that is web protocol based. As a result, our target customers may not purchase our products and our business would be seriously harmed.

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

Our customers install our web security appliance solutions directly into their network infrastructures. Any errors, defects or other performance problems with our products could negatively impact the networks of our customers or other Internet users, resulting in financial or other damages to these groups. These groups may then seek damages from us for their losses. If a claim were brought against us, we may not have sufficient protection from statutory limitations or license or contract terms with our customers, and any unfavorable judicial decisions could seriously harm our business. In addition, a product liability claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability claim could seriously harm our business reputation.

We are the target of Class Action and Patent Lawsuits, which could result in substantial costs and divert management attention and resources.

In June and July 2001, a series of putative securities class actions were filed against the firms that underwrote the Company’s initial public offering, the Company, and some of the Company’s officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Company has not been served in that lawsuit. The complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in the Company’s initial public

BLUE COAT SYSTEMS, INC.

offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the Company and its current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company’s stock between November 19, 1999 and December 6, 2000. In the cases pending in New York, the Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002 plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against the Company, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. The Company’s officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including the Company. The Court’s order did not dismiss any claims against the Company. As a result, discovery may now proceed. The Company intends to defend against the allegations in the complaints vigorously and we believe the outcome would not have a material adverse effect on the business, results of operations or financial condition of the Company. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C., v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. NCT and Akamai Technologies, Inc. have entered into a settlement agreement, the terms of which are unknown to us at this time. Discovery is continuing and we intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on our business, results of operations, or financial condition.

Risks Related to Securities Markets

Our stock price is volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

Since our initial public offering in November 1999 through February 7, 2003, the closing market price of our common stock has fluctuated significantly, ranging from $2.25 to $823.45. The market price of our common stock may fluctuate significantly in response to the following and other factors:

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

BLUE COAT SYSTEMS, INC.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 52% of total net sales for the three-month periods ended January 31, 2003 and 2002.

As of January 31, 2003, we had approximately $25.5 million invested primarily in certificates of deposit, and fixed-rate, short-term corporate and U.S. government debt securities which are subject to interest rate risk and will decrease in value if U.S. market interest rates increase. We do not hold any derivative investments and maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. As of January 31, 2003, no significant changes have occurred since our Annual Report on Form 10-K for the year ended April 30, 2002.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In June and July 2001, a series of putative securities class actions were filed against the firms that underwrote the Company’s initial public offering, the Company, and some of the Company’s officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Company has not been served in that lawsuit. The complaints in these cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in the Company’s initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the Company and its current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company’s stock between November 19, 1999 and December 6, 2000. In the cases pending in New York the Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002 plaintiffs filed an amended

BLUE COAT SYSTEMS, INC.

complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against the Company, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. The Company’s officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including the Company. The Court’s order did not dismiss any claims against the Company. As a result, discover may now proceed. The Company intends to defend against the allegations in the complaints vigorously and we believe the outcome would not have a material adverse effect on the business, results of operations or financial condition of the Company. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against CacheFlow and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C., v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. NCT and Akamai Technologies, Inc. have entered into a settlement agreement, the terms of which are unknown to us at this time. Discovery is continuing and we intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on our business, results of operations, or financial condition.

Item 2.    Changes in Securities and Use of Proceeds

(a)  Changes in Securities:

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

Item 5.    Other Information

We also engaged Ernst & Young LLP (E&Y) to prepare our fiscal 2000 and 2001 SR&ED tax claims of Blue Coat Canada Inc. E&Y will assist in the preparation, filing and subsequent defense of our SR&ED tax credit claim, including both the science and costing areas. E&Y has prepared our fiscal 2000 SR&ED tax claims. We received approximately $0.2 million tax refund from Canada Customs and Revenue Agency for our fiscal 2000 R&ED tax claims in the three months ended October 31, 2002. We did not receive a tax refund in the three months ended January 31, 2003.

BLUE COAT SYSTEMS, INC.

Item 6.    Exhibits and Reports on Form 8-K

(a)  List of Exhibits:

Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  No Form 8-K was filed during the quarter ended January 31, 2003.

BLUE COAT SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

Dated: March 14, 2003	By:	/s/ ROBERT VERHEECKE
Robert Verheecke Chief Financial and Accounting Officer

BLUE COAT SYSTEMS, INC.

CERTIFICATIONS

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

6.	The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 14, 2003	/s/ BRIAN NESMITH
President and Chief Executive Officer Blue Coat Systems, Inc.

BLUE COAT SYSTEMS, INC.

I, Robert Verheecke, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Blue Coat Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 14, 2003	/s/ ROBERT VERHEECKE
Chief Financial Officer Blue Coat Systems, Inc.