Form 10-K
period 2003-04-30
BLUE COAT SYSTEMS INC
filed 2003-07-29
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2003

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

Common Stock, $.0001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on October 31, 2002) was approximately $26,055,638.

As of June 30, 2003, there were 8,924,876 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference from specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2003 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended April 30, 2003.

BLUE COAT SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.     Business

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, product acceptance, product and sales development, operating results, and cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty in future operating results, uncertainty in the secure proxy appliance market, increased competition, downturn in macroeconomic conditions, inability to raise additional capital, inability to implement our distribution strategy, inability to introduce new products, increased litigation, failure to comply with Nasdaq’s listing standards, inability to attract and retain key employees, fluctuations in quarterly operating results, product concentration, technological changes, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings.

Overview

Blue Coat™ Systems, Inc., also referred to in this report as “we” or the “Company”, was incorporated in Delaware on March 16, 1996 as CacheFlow® Inc. On August 21, 2002, we changed our name from CacheFlow Inc. to Blue Coat Systems, Inc. and this filing and all future SEC filings will be under the name Blue Coat Systems, Inc. The ticker symbol for our common stock was also changed from CFLO to BCSI.

On September 16, 2002, we filed an amendment to our Certificate of Incorporation, implementing a one-for-five reverse split of our outstanding common stock. Our common stock began trading under the split adjustment at the opening of the Nasdaq Stock Market on September 16, 2002. Our number of authorized shares of common stock, however, remains at 200 million. We continue to have 10 million authorized but unissued shares of preferred stock. All share and per share amounts in this Annual Report on Form 10-K and in the accompanying consolidated financial statements and notes thereto reflect the reverse stock split for all periods presented.

We are focused on the secure proxy appliance market. Our secure proxy appliances, called ProxySGs, serve as a point of control and integration for multiple Web security functions. Our products are designed to enable enterprises to minimize security risks and reduce the management costs and complexity of their Web infrastructure.

Our initial products, introduced in May of 1998, utilized caching technology to improve user response time for accessing Internet content. These systems were used by service providers and enterprises throughout the world and achieved a market leadership position. By 1999, the caching market began evolving into two distinct markets—enterprises looking for proxy caches to securely connect employees to the Internet, and service providers looking for increased bandwidth savings and response time for their subscribers. During this timeframe, service provider customers represented the majority of our revenues. We continued, however, to enhance our competitive position in both markets through internal development and external acquisitions. By early 2001, the demand for extending our enterprise proxy caches started to grow, while the service provider market decreased significantly. We accelerated our development and marketing efforts around our enterprise business, resulting in the launch of our ProxySG™ products in February 2002.

Convergence around Web protocols and their related security threats has made organizations understand the business consequences of an inadequate security infrastructure. Many of these organizations are rethinking existing Internet connectivity and security services that have evolved rapidly without the benefit of a coherent architecture, resulting in complex infrastructures that are difficult to scale and manage. To protect their businesses, these enterprise organizations need the capability to easily understand and control what is happening via the Web. This capability is enabled by a new layer of security infrastructure, called a secure proxy appliance, which serves as a point of control and integration for multiple Web security functions.

Blue Coat Solutions

Our suite of products provide customers with application-level security, policy-based control capabilities, comprehensive management and reporting functionality for applications such as authorization management, Web usage monitoring, proxy caching services, content filtering, virus scanning, content security, and instant messaging control. Our products enable businesses to reduce security risks and the management costs and complexity of their Web infrastructure.

Authorization Management

An effective enterprise security infrastructure begins with authentication, authorization and accounting. These services are the starting point for user and content protection and control. The first step, authentication, is to determine the identity of the requestor as it relates to a given request for access. Once the system determines the identity for a given request, the next step, authorization, is to associate policy with the identified user. In short, authorization governs what resources a user can access and what a user can do with those resources based on a set of rules. Systems that grant access to resources must also effectively track the use of those resources. This accounting information is necessary to effectively audit events in the case of fraud, malicious use, or to determine proof. Our ProxySG provides a powerful authentication, authorization and accounting system for Web protection and control. ProxySG supports cross-organizational authentication to multiple security databases or directories. Once users are identified, other conditions can be examined to determine the access privileges for a given request. The ProxySG appliance provides the power to define one set of rules for protection and control, and to tie those rules to any number of policy conditions—all without redefining users in yet another management directory/database. The ProxySG uses an authenticated user identifier to trigger a certain action or rule. Requests can be authorized based on any combination of known identifiers. In addition, all requests through the ProxySG are logged, providing detailed accounting information. This gives the visibility necessary to determine Web usage patterns, audit user history, track security issues and develop comprehensive Web protection and control policy.

Web Usage Monitoring

Our ProxySG provides a robust and flexible way to monitor users and audit Web and streaming traffic for both external and internal content requests. The flexible logging features of the ProxySG, coupled with integrated authentication and identification capabilities, give organizations the power to monitor Web access for every user in the network at any time, regardless of where they are. Internet access traffic flowing through the ProxySG gives administrators and managers the ability to audit Web traffic as needed. This processing point gives a robust picture of the Web usage for the entire network or specific information on individual or department usage patterns. These logs can be made available both in real time and on a scheduled basis. Because ProxySG logs are standardized, customers can choose from a variety of commonly available reporting tools or use the Blue Coat Reporter, described further on page 7.

Proxy Caching Services

To maximize employee productivity, organizations need to ensure a high quality Internet experience for users. In addition, enterprises need to implement content and user policies to manage Web traffic growth, while effectively using network resources. At the same time, corporate security cannot be compromised and Internet performance cannot be allowed to degrade. First generation proxy servers—software-based applications running on general-purpose operating systems—offered a point of control for securing network access, but their performance degrades under today’s heavy Internet and intranet usage. Blue Coat’s secure proxy appliances provide next-generation proxy functionality that delivers business and technology benefits to Web-dependent enterprises.

Configured as a proxy caching server deployed between corporate users and the Internet, these optimized appliances intelligently manage user requests for content. When a user selects a URL, the request goes first to the Blue Coat secure proxy appliance for authentication and authorization. If the objects from the requested page are already in cache on the Blue Coat appliance, they are immediately served to the user. If the objects are not stored locally, the Blue Coat security appliance acts as a proxy for the user by communicating to the origin server via the Internet. When the objects are returned from the origin server a copy is delivered to the user and also stored on the system’s cache to serve all subsequent requests. The entire transaction is monitored and logged for reporting and planning purposes.

Blue Coat’s unique Web Knowledge Framework allows enterprises to handle nearly all Web protocols, including HTTP, HTTPS, FTP, Microsoft streaming (MMS and HTTP streaming), Real streaming (RTSP and HTTP streaming), QuickTime streaming (over RTSP), MP3, Flash, and hundreds of other Web object types

Content Filtering

To realize all the benefits the Internet offers, companies need to enforce Internet access policies to prevent employees from accessing inappropriate or unproductive content. The first step in implementing company-wide Internet access policy is Web usage monitoring, or understanding which users are doing what with their company-provided Web access. Once security and network management personnel have an understanding of what kinds of use and misuse are occurring on the network, the next step is to provide enforcement for corporate Web access policy. This enforcement requires the ability to identify and match users with Web access policies. Our ProxySG appliances provide a robust and flexible way to enforce Internet access policies based on content categories (gambling, sex, etc.), content type (http, ftp, streaming, etc.), identity (user, group, etc.), or network conditions. Turning on these multiple combinations of policy requires a unique level of performance. Software-only solutions cannot scale to enterprise demands with this kind of granularity enabled. Our ProxySG makes it possible by integrating our policy architecture, specialized operating system and network hardware, and a cache that stores commonly accessed content for reuse. Our ProxySG appliances provide the performance and manageability required for enterprise-wide policy-based content filtering.

Virus Scanning

Our ProxySG appliances provide a robust and flexible way to block viruses from Web protocols inside and outside the firewall. The ProxySG’s architecture is designed for handling Web requests that require scanning for potentially malicious mobile code and viruses. ProxySG appliances use the standard Internet Content Adaptation Protocol, ICAP, to vector responses to virus scanning servers from other vendors to deliver unmatched flexibility and performance in scanning Web content. In this way, organizations can define multiple scanning services for specific functions. Administrators can set flexible virus scanning policies based on specific destination domain, URL, file extension or mime type. The ability to choose the right service for the job provides security administrators with the tools to scale virus scanning infrastructure for Web requests as needed. In combination with the ability to block by content type and scan Web protocols for malicious code, ProxySG appliances can effectively sanitize Web content. ProxySG appliances also scale a company’s virus scanning capability in several ways. First, storing scanned Web content for reuse effectively eliminates the need to rescan every request. Once data is deemed safe, it is available for subsequent requests without the delay that would normally result from a rescan of the same content. Second, ProxySG appliances can load-balance scanning requests across multiple scanning servers, allowing security administrators to add scanning capacity as needed. Finally, ProxySG appliances automatically detect virus pattern updates on the virus scanning servers and mark content for rescan as necessary. ProxySG appliances are compatible with leading virus scanning solutions, including ICAP versions of Symantec’s CarrierScan Server and Trend Micro’s InterScan Server.

Content Security

Our ProxySG products give security professionals the tools necessary to protect and control the network from a variety of new Web-based threats. In addition, the ProxySG provides the visibility and flexible content policy capabilities needed to respond in cases where a security breach has occurred. With our ProxySG appliances, security administrators can:

•	Block, strip and replace, or scan for viruses on a variety of content requests;

•	Perform stripping of active content. For example, strip visual basic scripts for all users, but allow ActiveX for a specific group;

•	Block specific file extensions and mime-types from user requests;

•	Restrict the use of certain methods for a given user request. For example, a company may determine that only a certain group of employees are allowed to post information to a partner site or accept attachments in Web-based email;

•	Restrict uploading of information via multi-part forms or Web-based email in order to prevent intellectual property from leaving the company;

•	Allow only a specific browser type due to potential security holes in non-approved browsers; and

•	Limit, or strip and replace information is available in certain content headers so that information about the corporate network doesn’t find its way into the Internet.

Instant Messaging Control

Instant Messaging (IM) usage has become commonplace within the enterprise and continues to increase. Each month employees install free IM software from AOL, Microsoft or Yahoo! to “chat” with peers, business colleagues and friends using the company network. Unauthorized use of these applications raises many valid security and productivity concerns among IT managers and security officers. Blue Coat Systems enables organizations to secure and control the IM applications already in use—providing the granular access control, security and logging required for enterprise-class messaging solutions with the software that is already on users’ desktops. Blue Coat’s IM security products control users and their utilization of public IM applications including AOL IM, Yahoo IM, and Microsoft’s MSN Messaging products. Blue Coat’s granular policy architecture controls not only which users are allowed to utilize Instant Messaging, but which IM protocols are allowed, what features are to be enabled, to whom they may IM or chat with (inside the company and/or outside the company), what time of the day they can IM, how logging should be handled, and much more. Enterprises can leverage their existing authentication infrastructure and all of the power and flexibility of Blue Coat’s secure proxy appliance to handcuff unauthorized IM usage on the corporate network.

Products

We call our secure proxy appliances ProxySGs. We manufacture three main types of ProxySG appliances, the ProxySG 400 Series, the ProxySG 800 Series and the ProxySG 6000 Series. These three types of ProxySG appliances are very similar in terms of functionality, and differ mainly in terms of their performance characteristics and scalability. We currently license two separate software products, third party URL filtering software and Blue Coat Reporter, which are used in conjunction with our ProxySG appliances. We also manufacture an appliance called Director, which is used primarily to manage large numbers of ProxySG appliances in a customer’s environment. Lastly, we currently still sell several legacy products, our model 700 and model 7000 server accelerators, and 6000 series client accelerators.

ProxySG

Our ProxySG appliances are designed to serve as a point of integration for multiple enterprise security applications, providing the security, control and acceleration enterprises need to enhance investments in Web technology. The ProxySG acts in concert with existing routers, firewalls and servers to reduce the complexity and management cost of Web security and eliminate the need to trade-off best practices security for Web performance.

Our ProxySG appliances are comprised of a specialized hardware platform and our operating system (SGOS). Our specialized hardware platforms provide security, scalability and performance in an easy to deploy form factor that is typically rack mounted, while SGOS provides the security and control application functionality enterprises require to protect their Web-enabled networks. List prices for our ProxySG and associated products range from $3,495 to $150,000.

ProxySG 400 Series

The ProxySG 400 is specifically designed to increase security and reduce costs associated with regional and branch office Web protection. Delivered as a rack mountable or desktop device, the ProxySG 400 platform easily drops in to remote environments where technical support staff is not always available. The ProxySG 400 is available in two fixed configurations, one with a single 40gigabyte (GB) disk drive and 256 megabytes (MB) of random access memory (RAM), and the other with two 40 GB disk drives and 512 MB of RAM.

ProxySG 800 Series

The ProxySG 800 is an easy to manage appliance that installs in minutes with little ongoing maintenance. The systems include removable, hot-swappable disk drives. Specific configurations range from systems with a single 18 GB disk drive and 512 MB of RAM to systems with four 73 GB disk drives and 2GB of RAM.

ProxySG 6000 Series

The ProxySG 6000 provides a high-end solution with greater expandability for locations where high bandwidth and throughput are required. Specific configurations range from systems with two 36 GB disk drives and 768 MB of RAM to systems with eight 73 GB disk drives and 4 GB of RAM.

Visual Policy Manager

Blue Coat’s Visual Policy Manager provides a graphical way to develop and implement an organization’s Web security policies. With Visual Policy Manager, security and network administrators can quickly create policy rules that leverage the flexible policy architecture of the ProxySG. The Visual Policy Manager software is included as part of SGOS.

URL Filtering

Our URL Filtering solutions integrate our appliance with software from leading content filtering vendors allowing organizations to improve productivity, reduce legal liability, and conserve bandwidth by automatically determining which Web sites to block as well as continually updating the lists of restricted sites. By leveraging the ProxySG policy framework, organizations can restrict access to Internet sites by user, group, time of day, bandwidth, and other factors. In addition, because the ProxySG can cache frequently requested content, redundant requests from authorized users for acceptable URLs are served from the ProxySG, reducing network bandwidth utilization and improving the end-user’s quality of experience.

Reporter

The Blue Coat Reporter is a powerful log processing and reporting product that generates out-of-the-box reports tailored for the ProxySG. Reporter provides identity-based user and network reporting that helps evaluate Web security policies and resource management. Because it is Web-based and cross-platform, it gives companies the flexibility to view Web usage reports from anywhere administrators or managers have access to a network connection and a Web browser.

Director

The Director delivers scalable change management for ProxySG appliances. Built as an extensible management appliance, Director provides configuration management, security and policy management, and resource management for enterprises deploying a large number of ProxySG appliances in their Web security infrastructure. Director enables administrators to:

•	Reduce management costs by centrally managing all ProxySG appliances;

•	Eliminate the need to configure remote devices manually;

•	Rapidly deploy and upgrade ProxySG appliances;

•	Distribute user security policy across the network; and

•	Recover from system problems with configuration snapshots and recovery.

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

Our Key Strategies

Our objective is to be the leading provider of secure proxy appliance solutions by delivering high-performance, innovative ProxySG appliances. Key elements of our strategy include the following:

Apply our ProxySG Focus to the Enterprise Market Segment.    We are focused exclusively on developing ProxySG appliances. We believe this focus helps us to rapidly identify and target attractive market opportunities. We are directing our product development, marketing and sales activities at the enterprise market segment, which we believe represents the most attractive opportunity based on a demonstrated need for secure proxy appliances, the opportunity to sell to numerous customers and the level of existing competition.

Enhance Capabilities of our ProxySG.    We intend to use our technological expertise to meet the needs of the evolving secure proxy appliance market. We plan to continue to develop both the software and hardware elements of our solution to gain and maintain a competitive advantage and expand the market for our products. Our additional efforts to enhance the capabilities of our ProsySG appliances include adding more functionality to secure and control new emerging applications, enhancing security for emerging Web threats and increasing the price performance of our appliances.

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

Sales and Marketing

We utilize a combination of our direct sales force, resellers, systems integrators and distributors as appropriate for each of our target markets. Our domestic business, which historically has been predominately direct, is in the process of leveraging distribution channels consistent with our evolving business strategy. Our international business continues to be almost exclusively indirect. We believe it is important to maintain our international presence and continue to develop products and services to address international markets. We support our distribution channels with systems engineers and customer support personnel that provide technical service and support to our customers. We have entered into agreements with resellers and distributors such as Westcon, Allasso, Nissho Electronics and others.

Our marketing efforts focus on increasing market awareness of our products and technology and on promoting the Blue Coat brand. Our strategy is to create this awareness through marketing programs that distinguish our products based on their features and functionality. We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers within our target market segments about the capabilities and benefits of our products. Our marketing efforts include participation in industry tradeshows, informational seminars, preparation of competitive analyses, sales training, maintenance of our Web site, advertising and public relations.

Research and Development

We believe that strong product development capabilities are essential to the continued success and growth of the Company. Our research and development efforts are focused on developing new products as well as improvements and enhancements to our existing products. Research and development expenses were $11.4 million, $35.1 million and $27.7 million for the fiscal years ended April 30, 2003, 2002 and 2001, respectively.

Our research and development team consists of engineers with extensive backgrounds in operating systems, algorithms, computer science, streaming media and network engineering. We believe that the experience and capabilities of our research and development professionals represents a competitive advantage for the Company. We also work closely with our customers in developing and enhancing our products. Our current research and development efforts are primarily focused on enhancing the capabilities of our current secure proxy appliances by adding new features and strengthening existing features.

The market for secure proxy appliances is evolving rapidly. In order to stay competitive, we must make significant investments in research and development based on what we perceive to be the direction of the market. We currently spend a significant amount of our resources on research and development projects and plan to continue to do so for the foreseeable future. Current research and development projects will enhance the Company’s position in the marketplace only if the secure proxy appliance market matures as we anticipate. Failure on our part to anticipate the direction of the market and develop product that meets those emerging needs will seriously impair our business, financial condition, and results of operations.

We expect that most of the enhancements to our existing and future products will be accomplished by internal development. However, we currently license some technologies and will continue to evaluate externally developed solutions for integration into our products.

Manufacturing

We currently outsource, to third parties, the manufacturing of all of the subassemblies and components of our secure proxy appliances, including printed circuit boards, custom power supplies, chassis, cables and subassemblies. We perform the majority of final assembly and testing ourselves. This approach allows us to reduce our investment in manufacturing capital and to take advantage of the expertise of our vendors. Our internal manufacturing operations consist primarily of prototype development, materials planning and procurement, final assembly, testing and quality control. Our standard parts and components are generally available from more than one vendor while our custom parts are usually single sourced. We typically obtain these components through purchase orders and currently do not have contractual relationships or guaranteed supply arrangements with these suppliers. If one of these vendors ceased to provide us with necessary parts and components, we would likely encounter delays in product production as we make the transition to another vendor, which would seriously harm our business. Furthermore, if actual orders do not match our forecasts (as we have experienced in the past), we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

Competition

The market for secure proxy appliances is intensely competitive, evolving and subject to rapid technological change. Primary competitive factors that have typically affected our market include product characteristics such as reliability, scalability and ease of use, as well as price and customer support. The intensity of this competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including Cisco Systems, Network Appliance and various others. In addition, we expect additional competition from other established and emerging companies as the market for secure proxy appliances continues to develop and expand.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, more quickly develop new products or enhance existing products and services, or bundle secure proxy appliances in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we are currently defending a suit, which alleges infringement of certain United States patents by us (See Item 8, Note 13 “Litigation” of the consolidated financial statements included in this Annual Report on Form 10-K). While we believe the case is without merit, it does show it is possible that third parties may claim that we, or our current or potential future products, infringe their intellectual property. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Employees

As of April 30, 2003, we had a total of 195 employees, comprised of 62 in research and development, 72 in sales, 9 in marketing, 16 in customer support, 11 in manufacturing and 25 in general and administrative. Of these employees, 138 were located in North America and 57 located internationally. None of our employees are represented by collective bargaining agreements, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

Our future operating results depend significantly upon the continued service of our senior management, and key technical and sales personnel, most of whom are not bound by an employment agreement. Competition for these personnel is intense, and we may not be able to retain them in the future. Our future success also depends upon our continuing ability to attract and retain highly qualified individuals. We may experience difficulties managing our financial and operating performance if we are unable to attract and retain qualified personnel.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.bluecoat.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information posted on our Web site is not incorporated into this Annual Report.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, product acceptance, product and sales development, operating results, and cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty in future operating results, uncertainty in the secure proxy appliance market, increased competition, downturn in macroeconomic conditions, inability to raise additional capital, inability to implement our distribution strategy, inability to introduce new products, increased litigation, failure to comply with Nasdaq’s listing standards, inability to attract and retain key employees, fluctuations in quarterly operating results, product concentration, technological changes, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings. Our business, financial condition and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

We have a history of losses, expect to incur future losses and may never achieve profitability, which could result in the decline of the market price of our common stock.

We incurred net losses of $15.9 million, $247.0 million and $519.1 million for the years ended April 30, 2003, 2002 and 2001, respectively. As of April 30, 2003, we had an accumulated deficit of $865.1 million. We have not had a profitable quarter since our inception and we expect to continue to incur net losses on a quarterly and annual basis in the future. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues if we are to achieve profitability. We may never achieve profitability.

The market for secure proxy appliance solutions is relatively new and rapidly evolving, and if this market does not develop as we anticipate, our sales may not grow and may even decline.

Sales of our products depend on increased demand for secure proxy appliances. The market for secure proxy appliances is a new and rapidly evolving market. If the market for secure proxy appliances fails to grow as we anticipate, or grows more slowly than we anticipate, our business will be seriously harmed. In addition, our business will be harmed if the market for secure proxy appliances continues to be negatively impacted by uncertainty surrounding macro-economic growth. Because this market is new, we cannot predict its potential size or future growth rate, if any.

To maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in research and development. There is no guarantee that we will accurately predict the direction in which the secure proxy appliance market will evolve. Failure on our part to anticipate the direction of the market and develop products that meet those emerging needs will significantly impair our business and operating results and our financial condition will be materially adversely affected.

We expect increased competition and, if we do not compete effectively, we could experience a loss in our market share and sales.

The market for secure proxy appliances is intensely competitive, evolving and subject to rapid technological changes. Primary competitive factors that have typically affected our market include product characteristics such as reliability, scalability and ease of use, as well as price and customer support. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including Cisco Systems, Network Appliance and various others. In addition, we expect additional competition from other established and emerging companies as the market for secure proxy appliances continues to develop and expand.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. The products of our competitors may have features and functionality that our products do not have. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, more quickly develop new products or enhance existing products and services, or bundle secure proxy appliances in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

A continued downturn in macroeconomic conditions could adversely impact our existing and potential customers’ ability and willingness to purchase our products, which would cause a decline in our sales.

U.S. economic growth slowed significantly in the past two and one half years. In addition, there is uncertainty relating to the prospects for near-term U.S. economic growth, as well as the extent to which the U.S. slowdown will impact international markets. This slowdown and uncertainty contributed to delays in decision-making by our existing and potential customers and a resulting decline in our sales in the second half of fiscal 2001 and all of fiscal 2002 and 2003. Continued uncertainty or a continued slowdown could result in a further decline in our sales and our operating results could again be below our expectations and the expectations of public market analysts and investors. Our stock price has materially declined over the past two and one half years and our stock price may continue to decline in the event that we fail to meet the expectations of public market analysts or investors in the future.

If we are unable to raise additional capital, our business could be harmed.

As of April 30, 2003, we had approximately $12.8 million in cash and cash equivalents and $10.5 million in short-term investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for secure proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

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

We need to develop and introduce new products and enhancements to existing products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We intend to extend the offerings under our product family in the future, both by introducing new products and by introducing enhancements to our existing products. However, we may experience difficulties in doing so, and our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Furthermore, the reduction of research and development headcount resulting from the February 2002 restructuring and from attrition during fiscal 2003, may make this even more difficult. Life cycles of our products are difficult to predict because the market for our products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products.

We are entirely dependent on market acceptance of our secure proxy appliances and, as a result, lack of market acceptance of these products could cause our sales to fall.

To date, our prior caching products, secure proxy appliances and related services have accounted for all of our net sales. We anticipate that revenues from our current product family and services will continue to constitute substantially all of our net sales for the foreseeable future. As a result, a decline in the prices of, or demand for, our current product family and services, or their failure to achieve broad market acceptance, would seriously harm our business.

Undetected software or hardware errors could cause us to incur significant warranty and repair costs and negatively impact the market acceptance of our products.

Our products may contain undetected software or hardware errors. These errors may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely seriously harm our business. All of our products operate on our internally developed operating system. As a result, any error in the operating system will affect all of our products. We have experienced minor errors in the past in connection with new products. We expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments.

We are the target of Class Action and Patent Lawsuits, which could result in substantial costs and divert management attention and resources.

In June and July 2001, a series of putative securities class actions were filed against the firms that underwrote our initial public offering, us, and some of our officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. In the amended complaint that was filed, the plaintiffs apparently dropped us and individual officers and directors from the case. The complaints in the cases in New York and Florida generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that we and our current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 19, 1999 and December 6, 2000. In the cases pending in New York, the Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002 plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against us, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. Our officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order did not dismiss any claims against us. As a result, discovery may now proceed.

A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court.

If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We believe the outcome would not have a material adverse effect on our business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. filed suit against us and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C., v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. We intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on our business, results of operations, or financial condition.

We may incur net losses or increased net losses if we are required to record additional significant accounting charges related to excess facilities that we are unable to sublease.

We have existing commitments to lease office space in Sunnyvale, California and Redmond, Washington in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area and the Seattle Area has developed such a large excess inventory of office space that we believe we will be unable to sublease a substantial portion of our excess office space in the near future. Accordingly, in the fourth quarter of fiscal 2002, we recorded an excess facilities charge of $9.5 million, which represented the remaining lease commitments for vacant facilities, net of expected sublease income. As of April 30, 2003, $8.0 million of this accrued liability remains on the balance sheet. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our initial estimates. Due to its financial difficulties, our tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is currently vacant and available for subleasing. As a result, we revised and increased our restructuring accruals for abandoned space by approximately $1.6 million during fiscal 2003 based on new market trend information provided by a commercial real estate broker. We may be required to record additional charges if our tenants default on their lease obligations and if current market conditions for the commercial real estate market remain the same or worsen.

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

We cannot reliably forecast our future quarterly sales for several reasons, including:

•	we have a limited operating history, and the market in which we compete is relatively new and rapidly evolving;

•	our sales cycle varies substantially from customer to customer;

•	our sales cycle may lengthen as the complexity of secure proxy appliance solutions continues to increase; and

•	our inability to predict future macro-economic conditions.

A high percentage of our expenses, including those related to manufacturing overhead, technical support, research and development, sales and marketing, general and administrative functions and amortization of deferred compensation, are essentially fixed in the short term. As a result, if our net sales are less than forecasted, our quarterly operating results are likely to be seriously harmed and our stock price would likely further decline.

Our sales may not grow because our secure proxy appliances only protect Web based applications and content, and our target customers may not wish to purchase an additional network security device.

Our Web security appliances are specially designed to only secure Web based protocols such as http, https, ftp and streaming. While we believe that the majority of traffic traveling over the networks of our target customers is Web based, a significant amount of their network traffic is not. Our products do not protect non-Web protocols. Our target customers may not wish to purchase an additional security device that only handles network traffic that is Web protocol based. As a result, our target customers may not purchase our products and our business would be seriously harmed.

Our variable sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

Because customers have differing views on the strategic importance of implementing secure proxy appliances, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from one to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. The increasingly complex technological issues associated with secure proxy appliance solutions, combined with the macro-economic slowdown, contributed to longer sales cycles in fiscal years 2002 and 2003 and a resulting decline in our sequential quarterly sales through much of those periods. We may experience order deferrals or loss of sales as a result of lengthening sales cycles.

Our use of rolling forecasts could lead to excess or inadequate inventory, or result in cancellation charges or penalties, which could seriously harm our business.

We use rolling forecasts based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, as we experienced in the past, we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

Because we depend on several third-party manufacturers to build portions of our products, we are susceptible to manufacturing delays and sudden price increases, which could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.

We currently purchase from Mitac Corporation (“Mitac”) the base assemblies of most of our current products. Any Mitac manufacturing disruption could impair our ability to fulfill orders. We also rely on several other third-party manufacturers to build portions of our products. If we or our suppliers are unable to manage the relationships with these manufacturers effectively or if these manufacturers fail to meet our future requirements for timely delivery, our business would be seriously harmed. These manufacturers fulfill our supply requirements on the basis of individual purchase orders or agreements with us. Accordingly, these manufacturers are not obligated to continue to fulfill our supply requirements, and the prices we are charged for these components could be increased on short notice. Any interruption in the operations of any one of these manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers and would seriously harm our business. In addition, the products that these manufacturers build for us may not be sufficient in quality or in quantity to meet our needs. Our delivery requirements could be higher than the capacity of these manufacturers, which would likely result in manufacturing delays, which could result in lost sales and the loss of existing and potential customers. We cannot be certain that these manufacturers or any other manufacturer will be able to meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of these manufacturers or any other of our contract manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of any of our contract manufacturers in the future, would cause a delay in our ability to fulfill customer orders while we attempt to obtain a replacement manufacturer. Delays associated with our attempting to replace or our inability to replace one of our manufacturers would seriously harm our business.

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

In the future, we may seek to use additional contract manufacturers. We may experience difficulty in locating and qualifying suitable manufacturing candidates capable of satisfying our product specifications or quantity requirements. Further, new third-party manufacturers may encounter difficulties in the manufacture of our products, resulting in product delivery delays.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we are currently defending a suit, that alleges infringement of certain U.S. patents by us. (See Item 8, Note 13 “Litigation” of the consolidated financial statements included in this Annual Report on Form 10-K.) While we believe the case is without merit, it does show it is possible that third parties may claim that we, or our current or potential future products, infringe their intellectual property. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

Our customers install our secure proxy appliance products directly into their network infrastructures. Any errors, defects or other performance problems with our products could negatively impact the networks of our customers or other Internet users, resulting in financial or other damages to these groups. These groups may then seek damages from us for their losses. If a claim were brought against us, we may not have sufficient protection from statutory limitations or license or contract terms with our customers, and any unfavorable judicial decisions could seriously harm our business. A product liability claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability claim could seriously harm our business reputation.

We may not be able to generate a significant level of sales from the international markets in which we currently operate.

For the year ended April 30, 2003, sales to customers outside of the United States and Canada accounted for approximately 48% of our net sales as compared to 53% for our year ended April 30, 2002. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. The downsizing of our international operations as the result of our February 2001, August 2001 and February 2002 restructuring plans may further hinder our ability to increase our market concentration internationally. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed.

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

Since our initial public offering in November 1999 through June 30, 2003, the closing market price of our common stock has fluctuated significantly, ranging from $2.25 to $823.45. The market price of our common stock may fluctuate significantly in response to the following factors:

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

We are dependent upon key personnel and we must attract, assimilate and retain other highly qualified personnel in the future or our ability to execute our business strategy and generate sales could be harmed.

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

We must continue to implement and maintain a variety of operational, financial and management information systems, procedures and controls. The enactment of the Sarbanes-Oxley Act of 2002 and final and anticipated Securities and Exchange Commission regulations in 2002 and 2003 will require us to devote additional resources to our operational, financial and management information systems, procedures and controls to ensure our continued compliance with current and future laws and regulations. If we are unable to implement and maintain appropriate operational, financial and management information systems, procedures and controls, this could have a material adverse effect on our business, results of operations and financial condition.

We disclose or may disclose NON-GAAP financial information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We have in the past, and may in the future disclose and discuss certain non-GAAP financial information in the related earnings release and investor conference call. In the past this non-GAAP financial information excluded special charges, including the amortization of purchased intangibles, deferred stock compensation, in-process research and development expense, restructuring costs and excess facilities and asset impairment charges. We believe the disclosure of non-GAAP financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our quarterly earnings releases, and to read the associated reconciliation between such GAAP financial information and non-GAAP financial information, if any, disclosed in our quarterly earnings releases and investor calls.

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

Item 2.    Properties

We lease approximately 53,000 square feet for our headquarters facility in Sunnyvale, California, under a lease that expires on August 31, 2005. In March 2001, we entered into a lease agreement to occupy 46,000 square feet for a research and development facility in Sunnyvale, California, beginning in the first quarter of our 2002 fiscal year. We also lease space for research and development in Redmond, Washington and Waterloo, Ontario, Canada. In addition, we lease space for sales and support in seven metropolitan areas in North America. We also lease space for sales and support in the following countries: France, Germany, Hong Kong, Japan, People’s Republic of China, Taiwan, United Arab Emirates and the United Kingdom.

In February 2002 we announced a restructuring plan that included closing down our research and development facilities in Redmond, Washington and Sunnyvale, California, and moving the research and development organization back into our headquarters facility in Sunnyvale, California. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our initial estimates. Due to its financial difficulties the tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is currently vacant and available for subleasing

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available, if necessary.

Item 3.    Legal Proceedings

See Item 8, Note 13 “Litigation” of the consolidated financial statements included in this Annual Report on Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2003.

Item 4A.    Executive Officers of the Registrant

Set forth below is biographical summaries of our executive officers as of June 30, 2002:

Brian NeSmith, 41, has served as President and Chief Executive Officer and a director of Blue Coat since March 1999. From December 1997 to March 1999, Mr. NeSmith served as Vice President of Nokia IP, Inc., a security router company, which acquired Ipsilon Networks, Inc., an IP switching company, where Mr. NeSmith served as Chief Executive Officer from May 1995 to December 1997. From October 1987 to April 1995, Mr. NeSmith held several positions at Newbridge Networks Corporation, a networking equipment manufacturer, including vice president and general manager of the VIVID group. Mr. NeSmith holds a B.S. in electrical engineering from the Massachusetts Institute of Technology.

Robert Verheecke, 51, has served as Senior Vice President, Chief Financial Officer and Secretary of Blue Coat since May 2001. From October 1997 to May 2001, Mr. Verheecke served as a Chief Financial Officer to several early-stage high technology companies including AlphaBlox, ECnet and 2Bridge. From June 1989 to June 1993, Mr. Verheecke served as Chief Financial Officer at publicly traded NetFRAME, an early manufacturer of high-performance network servers, and from April 1994 to August 1997, Mr. Verheecke served as Chief Financial Officer at Business Objects S.A., a publicly traded decision support software company. Mr. Verheecke holds an M.B.A. from the University of California, Berkeley, a B.S. in Accounting from Santa Clara University, and is a State of California Certified Public Accountant (CPA).

Tom Ayers, 47, has served as Senior Vice President, Worldwide Sales at Blue Coat since October 2002. From February 1999 to October 2002, Mr. Ayers served as Vice President of Sales, for the McAfee division of Network Associates, for both enterprise accounts and the SMB sales organizations. Mr. Ayers served as a regional sales director at Sequent Computers from 1997 until the company’s acquisition by IBM in 1999. He also held several sales management positions at Amdahl Corporation from 1991 to 1997, most recently serving as Vice President of Sales for operational services from 1995 to 1997. Additionally, Mr. Ayers has more than 13 years of systems engineering, sales, and sales management experience from IBM, where he worked from 1977 until 1991. Mr. Ayers holds a B.B.A. degree in marketing from the University of Texas at Austin.

PART II.

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been quoted on the Nasdaq National Market since November 19, 1999 under the symbol “BCSI”, or “CFLO” prior to our name change on August 21, 2002. Prior to November 19, 1999, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low
For the year ended April 30, 2002:
First Quarter	$46.05	$16.75
Second Quarter	$23.65	$4.45
Third Quarter	$15.00	$7.75
Fourth Quarter	$7.85	$3.05

For the year ended April 30, 2003:
First Quarter	$3.60	$2.25
Second Quarter	$4.15	$2.25
Third Quarter	$5.85	$3.21
Fourth Quarter	$6.90	$4.75

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At July 22, 2003, there were approximately 527 stockholders of record and the price per share of our common stock was $5.55. We believe that a significant number of beneficial owners of our common stock hold shares in street name. See the information set forth in the section entitled “Equity Compensation Plan Information” in the 2003 Proxy Statement, which is incorporated herein by reference.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the fiscal years ended April 30, 1999 through April 30, 2003. For additional discussion regarding the items in this table, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended April 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$45,738	$55,641	$97,739	$29,277	$7,036
Gross profit	28,748	29,707	49,578	18,065	3,739
Stock compensation (1)	(2,070)	(19,473)	(69,168)	(38,405)	(3,776)
Goodwill amortization (2)	—	(29,489)	(98,987)	—	—
Acquired in-process technology (3)	—	—	(32,200)	—	—
Impairment of assets (4)	—	(138,785)	(272,871)	—	—
Total operating expenses	(44,787)	(277,874)	(574,748)	(81,711)	(16,744)
Net loss	(15,928)	(247,031)	(519,096)	(60,686)	(13,202)
Net loss available to common stockholders	(15,928)	(247,031)	(519,096)	(62,653)	(13,202)
Basic and diluted net loss per common share	$(1.81)	$(29.66)	$(72.20)	$(16.54)	$(10.83)
Shares used in computing basic and diluted net loss per common share	8,777	8,329	7,190	3,787	1,219
Pro forma basic and diluted net loss per common share	$—	$—	$—	$(11.51)	$(3.97)
Shares used in computing pro forma basic and diluted net loss per common share	—	—	—	5,444	3,325

	As of April 30,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,322	$39,946	$81,564	$125,320	$2,291
Working capital	16,919	29,743	77,880	126,435	787
Total assets	39,992	58,714	287,232	140,734	6,716
Long-term debt, net of current portion	—	—	—	—	3,211
Total stockholder’s equity (deficit)	16,777	30,264	256,751	132,630	(344)

(1)	Stock compensation primarily includes amortization of deferred stock compensation, as well as charges associated with modifications to stock-based awards for certain departed employees.
(2)	Goodwill amortization includes charges related to our June 2000 acquisition of SpringBank Networks, Inc. and December 2000 acquisition of Entera, Inc.
(3)	Acquired in-process technology relates to certain research and development projects assumed in the Entera acquisition that had not yet reached technological feasibility and had no alternative future use for us.
(4)	Impairment charges were recorded during the quarters ended April 30, 2001, July 31, 2001, October 31, 2001, January 31, 2002 and April 30, 2002 after we performed impairment assessments and concluded that a substantial portion of our enterprise level goodwill was not recoverable. In addition, excess property and equipment were deemed impaired and written off in the quarter ended April 30, 2002.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, product acceptance, product and sales development, operating results, and cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty in future operating results, uncertainty in the secure proxy appliance market, increased competition, downturn in macroeconomic conditions, inability to raise additional capital, inability to implement our distribution strategy, inability to introduce new products, increased litigation, failure to comply with Nasdaq’s listing standards, inability to attract and retain key employees, fluctuations in quarterly operating results, product concentration, technological changes, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings.

The following table sets forth consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Year Ended April 30,
	2003	2002	2001
Net sales:
Products	78.3%	85.8%	95.5%
Services	21.7	14.2	4.5

Total net sales	100.0	100.0	100.0
Cost of goods sold	37.1	46.6	49.3

Gross profit	62.9	53.4	50.7
Operating expenses:
Research and development	24.9	63.1	28.3
Sales and marketing	55.2	54.0	62.9
General and administrative	10.5	17.1	10.8
Stock compensation	4.5	35.0	70.8
Goodwill amortization	—	53.0	101.3
Acquired in-process technology	—	—	32.9
Restructuring	2.8	27.8	1.9
Impairment of assets	—	249.4	279.1

Total operating expenses	97.9	499.4	588.0

Operating loss	(35.0)	(446.0)	(537.3)
Interest income	1.3	3.8	6.8
Other expense	(0.5)	(0.9)	(0.3)

Net loss before income taxes	(34.2)	(443.1)	(530.8)
Provisions for income taxes	(0.6)	(0.8)	(0.3)

Net loss	(34.8)	(443.9)	(531.1)

Net loss available to common stockholders	(34.8)%	(443.9)%	(531.1)%

Overview

We have incurred net losses in each quarter since inception. As of April 30, 2003, we had an accumulated deficit of $865.1 million. We incurred net losses of $15.9 million, $247.0 million and $519.1 million for the years ended April 30, 2003, 2002 and 2001, respectively. These losses resulted from charges related to the impairment of certain intangible and long-lived assets, the amortization of deferred stock compensation and goodwill and significant costs incurred in the development and sale of our products and services. Additionally, we experienced a significant decline in the demand for our products during the years ended April 30, 2002 and 2003, which resulted in declining revenues during such years. We believe these declines in revenues resulted from the weakening global economy and a corresponding reduction in information technology spending. Unless there are positive changes in current macroeconomic conditions, we expect that the lowered levels of demand experienced in fiscal 2002 and 2003 will continue throughout fiscal 2004. As a result, we expect to incur additional operating losses and continued negative cash flows from operations through at least fiscal 2004. We have reduced our operating expenses to accommodate lower revenues, and we believe that the losses in fiscal 2004 will be substantially lower than prior years. Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied upon as a prediction of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, warranty costs, excess inventory and purchase commitments, investments, intangible assets, lease losses and restructuring accruals, income taxes and contingencies based on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions.

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	Revenue recognition and related allowances;

•	Warranty reserves;

•	Inventory and related reserves;

•	Restructuring liabilities; and

•	Contingencies.

Revenue Recognition and Related Allowances.    We recognize product revenue upon shipment, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable and collectability of the sales price is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Revenues related to shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract. Probability of collection is assessed on a customer by customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt. During the course of fiscal 2003 and 2002, we deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

We also perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends and changes in customer payment terms and practices when evaluating the adequacy of such allowance. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Reserves.    We accrue for warranty expenses at the time revenue is recognized and maintain a warranty accrual for estimated future warranty obligations based upon the relationship between historical and anticipated costs and sales volumes. If actual warranty expenses are greater than those projected, additional reserves and other charges against earnings may be required. If actual warranty expenses are less than projected, prior reserves could be reduced providing a positive impact on our reported results. See Item 8, Note 2 “Summary of Significant Accounting Policies—Guarantees” of the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Inventory and Related Reserves.    We state our inventories at the lower of cost or market. In addition, we evaluate our ending inventories for estimated excess quantities and obsolescence. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional reserves and other charges against earnings may be required. If actual market conditions are more favorable than projected, prior reserves for excess and obsolete inventories could be reduced providing a positive impact on our reported results. See Item 8, Note 2 “Summary of Significant Accounting Policies—Inventories” of the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Restructuring Liabilities.    During the years ended April 30, 2002 and 2001, as a result of continuing unfavorable economic conditions and a reduction in customer IT spending rates, we implemented restructuring programs, which included reductions in workforce and a consolidation of facilities. The restructuring liabilities recorded in our consolidated financial statements included in this Annual Report on Form 10-K include various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. These conditions may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination. In this regard, due to its financial difficulties, the tenant in one of our Sunnyvale, California facilities surrendered the premises and vacated the property in January 2003. This facility is currently vacant and available for subleasing. As a result, we revised and increased our estimated restructuring liabilities for abandoned space during fiscal 2003 based on new market trend information provided by a commercial real estate broker. Should operating lease rental rates decline, should it take longer than expected to find a suitable tenant to sublease our facility, or should our other tenant terminate its sublease, adjustments to the restructuring accruals may be necessary in future periods based upon the then-current actual events and circumstances. See Item 8, Note 6 “Restructuring Charges” of the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Contingencies.    Management’s current estimated range of liability related to pending litigation is based on claims for which it is probable that a liability has been incurred and our management can estimate the amount and range of loss. Because of the uncertainties related to both the determination of the probability of an unfavorable outcome and the amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from the remaining pending litigation. As additional information becomes available, we will assess the probability and the potential liability related to our pending litigation and revise our estimates, if necessary. Such revisions in our estimates of potential liability could materially impact our results of operations and financial position. See Item 8, Note 13 “Litigation” of the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Results of Operations

Net Sales.    Net sales decreased to $45.7 million for the fiscal year ended April 30, 2003 from $55.6 million in fiscal 2002, and from $97.7 million in fiscal 2001. These decreases in fiscal 2003 and 2002 were primarily attributable to fewer unit sales and a purchasing trend towards our lower-end systems, which have lower average sales prices than our higher-end systems, partially offset by increased service and other product revenue.

As a result of our focus on increasing the use of indirect distribution channels, one of our distributors accounted for 19.0% of our net sales during the year ended April 30, 2003. No customer accounted for more than 10% of our net sales during the years ended April 30, 2002 and 2001.

Net sales for the year ended April 30, 2003 were $23.8 million from the United States, or 52% of net sales, $12.8 million from Europe, or 28% of net sales, and $9.1 million from Asia, or 20% of net sales. Net sales for the year ended April 30, 2002 were $26.3 million from the United States, or 47% of net sales, $12.3 million from Europe, or 22% of net sales, and $17.0 million from Asia, or 31% of net sales. Net sales for the year ended April 30, 2001 were $40.0 million from the United States., or 41% of net sales, $21.7 million from Europe, or 22% of net sales, and $36.0 million from Asia, or 37% of net sales.

Net sales for the year ended April 30, 2003 were $30.3 million from our ProxySG products, or 66% of net sales, $5.5 million from our Legacy products, or 12% of net sales, and $9.9 million from Services, or 22% of net sales. Net sales for the year ended April 30, 2002 were $28.3 million from our ProxySG products, or 51% of net sales, $19.4 million from our Legacy products, or 35% of net sales, and $7.9 million from Services, or 14% of net sales. Unless macroeconomic conditions improve sooner than anticipated, our visibility of the near-term demand for our products is limited; however, we currently anticipate that we may see modest net sales growth in the next several quarters.

Gross Profit.    Gross profit decreased to $28.7 million and $29.7 million in fiscal 2003 and 2002, respectively, from $49.6 million in fiscal 2001. These decreases in fiscal 2003 and 2002 were primarily due to lower sales volumes, as discussed above, and offset by increases in our maintenance revenue, which has relatively fixed expenses. Gross profit as a percentage of net sales increased to 62.9% and 53.4% in fiscal 2003 and 2002, respectively, from 50.7% in fiscal 2001. The increase in gross profit as a percentage of sales in fiscal 2003 was the result of (i) lower fixed manufacturing and support costs in fiscal 2003 as a result of restructuring programs initiated in prior fiscal years, (ii) a $0.2 million reduction in our warranty reserves as a result of the reliability of our new products, specifically our ProxySG 800 series product line, who’s reliability exceeded our initial expectations based on our experience with prior products and (iii) a $0.3 million reduction in our inventory reserves because customer demand for our ProxySG 6000 series products exceeded the initial estimates we made when we established reserves for excess and obsolete inventory of this product line.

The increase in gross profit as a percentage of sales in fiscal 2002 was the result of a decrease in cost of goods sold due to lower direct material costs and reduced fixed manufacturing and support costs, offset by a $1.4 million increase in our inventory reserves as a result of the changes in market demand which began in fiscal 2001, as discussed further below, and continued into fiscal 2002.

During fiscal 2001, we increased our inventory reserves by $3.9 million because inventories were built up in anticipation of projected sales volumes that never materialized as a result of the sharp deterioration in macroeconomic conditions that caused customers to defer or delay capital expenditures on information technology.

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

Research and Development.    Research and development expenses consist primarily of salaries and benefits and prototype and testing equipment costs. Research and development expenses decreased to $11.4 million in fiscal 2003 from $35.1 million in fiscal 2002 and $27.7 million in fiscal 2001. The decrease in research and development expenses from fiscal 2002 to fiscal 2003 in absolute dollars is primarily attributable to a decrease in staffing. Additionally, in fiscal 2003, we received $0.6 million in tax refunds for fiscal 2000 and 2001 scientific research and experimental development expenditures related to our research and development office in Canada, which were recorded as a reduction of research and development expense. The increase in research and development expenses from fiscal 2001 to fiscal 2002 in absolute dollars was primarily attributable to higher staffing levels throughout 2002 until the reduction in headcount in the fourth quarter of fiscal 2002, as discussed further below. Research and development headcount decreased to 62 at April 30, 2003 from 84 at April 30, 2002, and from 204 at April 30, 2001. The decrease in research and development headcount at April 30, 2003 and 2002, is a result of the restructuring plan initiated in the fourth quarter of fiscal 2002, as discussed further below.

As a percentage of net sales, research and development expenses decreased to 24.9% in fiscal 2003 from 63.1% in fiscal 2002 and 28.3% in fiscal 2001. The decrease in research and development expenses as a percentage of net sales in fiscal 2003 occurred despite lower revenue due to the significant reduction in research and development headcount in the fourth quarter of fiscal 2002, as discussed further below. The increase in research and development expenses as a percentage of net sales from fiscal year 2001 to 2002 occurred because we continued to invest significantly in research and development projects during much of fiscal 2002, while revenues were declining. In the fourth quarter of fiscal 2002, we significantly reduced research and development headcount in light of continued lower revenues. Should growth in demand for our products resume, and after we realize potential efficiencies within our research and development organization, we expect to increase our research and development expenses in absolute dollars and increase headcount within the research and development organization to provide for the development of new products. However, should sales decline further in future periods, we may implement additional cost reduction programs to further reduce our research and development expenses.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and benefits, commissions, advertising and promotional expenses. Sales and marketing expenses decreased to $25.2 million in fiscal 2003 from $30.0 million in fiscal 2002 and $61.5 million in fiscal 2001. These decreases in sales and marketing expenses in absolute dollars were related to reductions in headcount. Sales and marketing headcount decreased to 81 at April 30, 2003 from 98 at April 30, 2002 and 211 at April 30, 2001. As a percentage of net sales, sales and marketing expenses increased to 55.2% in fiscal 2003 from 54.0% in fiscal 2002, which was a decrease from 62.9% in fiscal 2001. The increase in sales and marketing expense as a percentage of net sales in fiscal 2003 was not significant. The decrease in sales and marketing expense as a percentage of net sales in fiscal 2002 occurred despite lower revenue due to our cost reduction programs. Should growth in demand for our products resume, and after we realize potential efficiencies within our sales and marketing organization, we expect to increase our sales and marketing expenses in absolute dollars in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels. However, should sales decline further in future periods, we may implement additional cost reduction programs to further reduce our sales and marketing expenses.

General and Administrative.    General and administrative expenses decreased to $4.8 million in fiscal 2003 from $9.5 million in fiscal 2002 and $10.5 million in fiscal 2001. These decreases in general and administrative expenses in absolute dollars during fiscal 2003 and 2002 were related to decreased headcount. General and administrative headcount decreased to 25 at April 30, 2003 from 27 at April 30, 2002, and from 55 at April 30, 2001. As a percentage of net sales, general and administrative expenses decreased to 10.5% in fiscal 2003 from 17.1% in fiscal 2002, which was an increase from 10.8% in fiscal 2001. The decrease in general and administrative expenses as a percentage of net sales in fiscal 2003 was a result of the restructuring plan implemented in the fourth quarter of fiscal 2002. The increase in general and administrative expenses as a percentage of net sales in fiscal 2002 was a result of the decline in sales experienced in fiscal 2002 compared to fiscal 2001 and an increase in the provision for bad debt expense of $1.0 million in fiscal 2002. Should growth in demand for our products resume, and after we have realized potential efficiencies within our current general and administrative organization, we expect to increase general and administrative expenses in absolute dollars and increase headcount to manage expanding operations and facilities. However, should sales decline further in future periods, we may implement additional cost reduction programs to further reduce our general and administrative expenses.

Stock Compensation.    Stock compensation expense decreased to $2.1 million in fiscal 2003 from $19.5 million in fiscal 2002 and $69.2 million in fiscal 2001. Stock compensation expense reflects the amortization of non-cash deferred stock compensation, as well as charges associated with stock options and warrants granted to non-employees for services and modifications to stock-based awards for certain departed employees. Stock compensation expense decreased in fiscal 2003 compared to fiscal 2002 and 2001 as a result of decreased headcount and decreased amortization of deferred stock compensation for remaining employees. Our policy is to amortize such deferred stock compensation using a graded method. Graded amortization methods result in greater amortization in earlier years, and most of our deferred stock compensation was recorded in connection with our November 1999 initial public offering, certain below-market option grants in fiscal 2001 and unvested options assumed in our December 2000 acquisition of Entera. In addition, the fiscal 2001 expense includes a deferred stock compensation charge of $28.1 million in connection with the accelerated vesting of certain unvested stock options held by the former chairman of our board of directors. Based on the options granted through April 30, 2003, we have a remaining balance of $0.6 million in deferred stock compensation. This amount will be fully amortized by fiscal 2005.

In the fourth quarter of fiscal 2003, we discovered that we had overstated our non-cash stock compensation expense for the quarters ended July 31, 2002, October 31, 2002 and January 31, 2003, resulting in a net loss for those periods that was slightly lower than previously reported. The stock compensation expense for these periods was lower than previously reported by approximately $0.2 million in the third quarter of fiscal 2003, $0.1 million in the second quarter of fiscal 2003 and $0.5 million in the first quarter of fiscal 2003. This overstatement related to non-cash stock compensation expenses for certain employees who separated from us prior to being fully vested in their stock options. We amortize deferred stock compensation using a graded method, and we have not adjusted compensation expense related to separated employees in the period of separation to the amount that was contractually vested as of the separation date. After adjusting the results in these prior quarters to correctly reflect the lower expense, our net loss was reduced to $4.1 million, or $0.47 per share, for the third quarter of fiscal 2003, $5.1 million, or $0.58 per share, for the second quarter of fiscal 2003 and $5.4 million, or $0.62 per share, for the first quarter of fiscal 2003. We also discovered that we had overstated our stock compensation expense for the years ended April 30, 2002 and 2001 by amounts that were immaterial to the consolidated financial results previously reported for those periods.

Goodwill Amortization.    There was no goodwill amortization for the company in fiscal 2003, a decrease from $29.5 million in fiscal 2002 and $99.0 million in fiscal 2001. The decrease in 2002 was primarily attributable to the cumulative $407.0 million asset impairment charges during fiscal 2002 and 2001 that ultimately decreased our entire goodwill balance to zero. Furthermore, purchase accounting for the acquisition of Entera was completed during fiscal 2002, resulting in a $0.7 million reduction of goodwill. For additional discussion regarding goodwill impairment charges, refer to the “Impairment of Assets” section below.

Acquired In-Process Research and Development.    We recorded a non-recurring, non-cash $32.2 million charge in fiscal 2001 for the value of in-process research and development acquired in the Entera transaction, which relates to in-process research and development that had not yet reached technological feasibility and had no future use in our development activities. No such charges were recorded in fiscal years 2002 or 2003.

There were two projects included in the in-process research and development for Entera. The efforts required to complete the acquired in-process research and development included the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The value of the acquired in-process research and development was computed using a discounted cash flow analysis rate of 50% on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on our forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from Entera. The calculation of value was then adjusted to reflect only the value creation efforts of Entera prior to the close of the acquisition. At the time of the acquisition, the products were approximately 32% and 50% complete, respectively, with approximately $10.9 million and $0.9 million in estimated costs remaining, respectively. The majority of these costs were incurred by the end of fiscal 2002. The acquired in-process research and development was expensed in the period the transaction was consummated.

Restructuring Charges.    As discussed further under “Reorganization Plans” below, and in Item 8, Note 6 “Restructuring Charges” of the consolidated financial statements included in this Annual Report on Form 10-K, we recorded charges of approximately $15.5 million and $1.9 million in fiscal 2002 and fiscal 2001, respectively, related to facilities closure costs, lease abandonment costs, certain employee severance costs and contract termination costs. We revised certain of our estimates and recorded an additional $1.3 million of restructuring charges in fiscal 2003.

Impairment of Assets.    As discussed further under “Asset Impairment” below, and in Item 8, Note 6 “Impairment of Assets” of the consolidated financial statements included in this Annual Report on Form 10-K, in fiscal 2002 we performed impairment assessments of our long-lived assets and determined that enterprise-level goodwill associated with the SpringBank and Entera acquisitions was impaired. As a result, impairment charges of $134.1 million and $272.2 million were recorded in fiscal 2002 and 2001, respectively, to write our enterprise-level goodwill net book value down to zero as of April 30, 2002. Additionally, we recorded write-downs related to certain leasehold improvements of $4.7 million and $0.7 million in fiscal 2002 and 2001, respectively. The leasehold improvement write-downs related to two research and development facilities, which were closed and/or relocated in fiscal 2002 and 2001 in connection with our restructuring and reorganization activities. We recorded no write-downs of long-lived assets during the year ended April 30, 2003.

Interest and Other Income (Expense).    Interest income decreased to $0.6 million in fiscal 2003 from $2.1 million in fiscal 2002 and $6.7 million in fiscal 2001. These decreases were primarily attributable to lower cash balances and lower interest rates earned on our cash equivalents and short-term investments.

Provision for Income Taxes.    The provision for income taxes, which is composed entirely of foreign corporate income taxes, decreased to $0.3 million in fiscal 2003 from $0.5 million in fiscal 2002, which was an increase from $0.3 million in fiscal 2001. The foreign corporate income taxes are a function of our international expansion and the establishment of branches and subsidiaries in various jurisdictions. The provision for income taxes is based on income taxes on profits the foreign operations generated for services provided to us.

We have incurred losses from inception through fiscal 2003. We believe that, based on the history of such losses and other factors, it is more likely than not that we will not be able to realize our deferred tax assets. Therefore, a full valuation allowance has been recorded at April 30, 2003 and 2002. The valuation allowance increased (decreased) by ($10.4 million), $59.8 million and $43.7 million during fiscal 2003, 2002 and 2001, respectively.

As of April 30, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $241.9 million, which begin to expire in 2011, if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $97.5 million, which will begin to expire in fiscal year 2006, if not utilized. We also had federal and California research and other tax credit carryforwards of approximately $3.8 million, which will begin to expire in fiscal 2012, if not utilized.

Utilization of our net operating loss and credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization. The events that may cause ownership changes in our net operating loss include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three year period.

Acquisitions

SpringBank Networks, Inc.—On June 5, 2000, we acquired all of the outstanding capital stock of SpringBank Networks, Inc. (“SpringBank”), a privately held company organized to develop content management technologies. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since June 5, 2000, the results of operations of SpringBank have been included in our consolidated statements of operations. Purchase consideration totaled approximately $177.0 million and included approximately 550,000 shares of our common stock, approximately $7.0 million of assumed liabilities and approximately $2.0 million in transaction costs. The entire $177.0 million purchase price was allocated to goodwill. For further discussion regarding goodwill, refer to the “Asset Impairment” section below.

Entera, Inc.—On December 15, 2000, we completed the acquisition of Entera, Inc. (“Entera”), a company that develops standards-based streaming content distribution and management technologies, in a stock-for-stock merger transaction accounted for as a purchase. The purchase consideration was approximately $411.9 million consisting of approximately 680,000 shares of our common stock with a fair value of approximately $370.8 million, the assumption of approximately 80,000 outstanding stock options with a fair value of approximately $40.0 million, and approximately $1.1 million in transaction costs. The excess of the purchase price over the fair value of the net assets acquired was valued at $409.1 million. Of this excess, $359.3 million was allocated to goodwill, $17.6 million was allocated to deferred compensation, and $32.2 million was allocated to in-process research and development. For further discussion regarding goodwill, refer to the “Asset Impairment” section below.

Stock Compensation

We recorded deferred stock compensation of approximately $17.4 million for the year ended April 30, 2001. We did not record any deferred stock compensation in fiscal 2003 and 2002. Our deferred stock compensation balance generally represents the difference between the exercise price and the market price of the underlying stock on the date stock options are granted to employees. However, we have also completed other stock-based transactions that impact deferred stock compensation, such as acquisitions in which the outstanding options of the acquired entity are assumed. Deferred stock compensation is amortized to stock compensation expense over the option vesting period, generally two to four years, or recognized immediately if there is no vesting period. In addition to amortization of deferred stock compensation, stock compensation expense includes charges associated with stock options and warrants granted to non-employees for services and modifications to stock-based awards for certain departed employees. We recorded stock compensation expense of approximately $2.1 million, $19.5 million and $69.2 million for the years ended April 30, 2003, 2002 and 2001. We may record additional deferred stock compensation and/or stock compensation expense in the future if management decides to grant below-market stock options, assume outstanding options in any future acquisitions, modify outstanding stock awards subsequent to their date of grant, or enter into other transactions that may require the recognition of additional compensation. We expect stock compensation expense, which is primarily attributable to amortization of deferred stock compensation, to impact our reported results through fiscal 2005.

Reorganization Plans

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and further align our organization with market conditions, future revenue expectations and our planned future product direction at that time. In connection with this restructuring plan, we implemented a reduction in workforce of approximately 200 employees. We accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility will be adjusted. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our initial estimates. Due to its financial difficulties, the tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is currently vacant and available for subleasing. As a result, we revised and increased our estimated restructuring accruals for abandoned space by $1.6 million during fiscal 2003 based on new market trend information provided by a commercial real estate broker. We also reduced our estimates for contract termination costs by $0.3 million during fiscal 2003, as we were able to negotiate lower settlement amounts than originally estimated. As of April 30, 2003, substantially all severance costs related to domestic and international employees had been paid, and approximately $8.0 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through 2007.

In August 2001, our Board of Directors approved a restructuring program in response to the continued economic slowdown that negatively impacted first quarter of fiscal 2002 demand for our products as potential customers deferred spending on Internet and intranet infrastructure. In order to streamline our cost structure and better position us for planned growth, we implemented a reduction in workforce of approximately 80 positions. We incurred $2.6 million in restructuring costs in the quarter ended October 31, 2001, which included employee severance costs of approximately $1.7 million and certain contract termination costs of approximately $0.9 million. As of April 30, 2003, these severance payments and contract termination payments were completed.

In February 2001, we announced a reorganization plan and incurred $1.9 million in reorganization costs in the quarter ended April 30, 2001 to complete this effort, which primarily included employee severance costs of approximately $1.3 million to reduce our workforce by 52 employees and certain contract termination costs of approximately $0.6 million. This plan was instituted in response to an unanticipated economic slowdown that negatively impacted third and fourth quarter fiscal 2001 demand for our products, as potential customers deferred spending on Internet and intranet infrastructure. The reorganization plan was designed to more closely align spending with our sales projections. As of April 30, 2003, these severance payments and contract termination payments were completed.

Changes in our restructuring accruals are as follows (in thousands):

	Abandoned Space	Severance Related	Contract Termination and Other	Total
Balances as of April 30, 2001	$—	$366	$558	$924
Provision for restructuring charges	9,503	4,403	1,569	15,475
Cash payments	—	(4,363)	(1,158)	(5,521)

Balances as of April 30, 2002	9,503	406	969	10,878
Cash payments	(3,067)	(406)	(641)	(4,114)
Additions	1,553	—	—	1,553
Reversals	—	—	(280)	(280)

Balances as of April 30, 2003	7,989	—	48	8,037
Less: current portion which is included in “other accrued liabilities”	2,889	—	32	2,921

Long-term accrued restructuring	$5,100	$—	$16	$5,116

We cannot assure you that our most recent restructuring program will achieve all of the expense reductions and other benefits that we anticipate. In addition, anticipated savings from the reduced headcount or facility consolidations have been, and may in the future be, mitigated by changes in circumstances or subsequent increases in headcount and facilities related to our operating requirements. See Item 8, Note 6 “Restructuring Charges” of the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Asset Impairment

In fiscal 2002 and 2001, we determined that certain enterprise level goodwill recorded in connection with our SpringBank and Entera acquisitions was not fully recoverable. Our impairment assessments were performed because (i) our stock price had declined significantly and the net book value of our assets significantly exceeded our market capitalization, and (ii) industry growth rates had declined significantly.

The overall decline in industry growth rates indicated that this trend might continue for an indefinite period. As a result, we recorded impairment charges of $134.1 million and $272.2 million in fiscal 2002 and 2001, respectively, to reduce goodwill to its estimated fair value based on the market value method. The estimated of fair value was based upon our average market capitalization, which was calculated using our average closing stock price surrounding each respective measurement date. As of April 30, 2002, goodwill was fully written-off. Additionally, we recorded write-downs related primarily to certain leasehold improvements of $4.7 million and $0.7 million in fiscal 2002 and 2001, respectively. The leasehold improvement write-downs related to two research and development facilities, which were closed and/or relocated in fiscal 2002 and 2001 in connection with our restructuring and reorganization activities. We recorded no write-downs of long-lived assets during the year ended April 30, 2003.

Liquidity and Capital Resources

From our inception in March 1996, we have financed our operations and capital expenditures through private sales of preferred stock, bank loans, equipment leases, and an initial public offering of our common stock. As of April 30, 2003, we had $12.8 million in cash and cash equivalents, $10.5 million in short-term investments, $2.0 million in restricted investments and $16.9 million in working capital.

Net cash used in our operating activities was $16.3 million in fiscal 2003, $40.8 million in fiscal 2002 and $54.1 million in fiscal 2001. We used cash primarily to fund our net losses from operations. We implemented a strategic restructuring plan in the fourth quarter of our fiscal 2002 with the goal of reducing our net cash used in operating activities beginning with the first quarter of fiscal 2003, and we continued to make reductions in fiscal 2003 which have further lowered the cash used in our operating activities. Cash used in operating activities in fiscal 2003 includes $4.1 million of payments against accrued restructuring liabilities related to terminated and vacated facilities leases. We expect to make payments of approximately $2.9 million against our accrued restructuring liabilities over the next 12 months.

Net cash provided by (used in) investing activities was $16.2 million in fiscal 2003, ($2.9 million) in fiscal 2002 and $3.5 million in fiscal 2001. Net cash provided by investing activities in fiscal 2003 was primarily due to sales of short-term investments of approximately $16.9 million, partially offset by purchases of property and equipment of approximately $0.7 million. Net cash used in investing activities in fiscal 2002 was primarily attributable to purchases of property and equipment. Net cash provided by investing activities in fiscal 2001 was primarily due to cash acquired in business acquisitions of approximately $7.8 million and sales of short-term investments of approximately $5.4 million, offset by purchases of property and equipment of approximately $9.8 million. In the future, we expect that any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities. During the years ended April 30, 2003, 2002 and 2001, our capital expenditures consisted primarily of purchases of computer equipment and software, furniture and leasehold improvements.

Net cash provided by financing activities was $0.4 million in fiscal 2003, $0.9 million in fiscal 2002 and $14.5 million in fiscal 2001. The net cash provided by our financing activities during fiscal 2003, 2002 and 2001 was primarily due to proceeds received from the issuance of common stock of $0.3 million, $1.0 million and $15.0 million, respectively.

Our contractual operating lease commitments as of April 30, 2003 for the next five years were as follows:

Year ending April 30,	Abandoned	In Use	Total
2004	$2,844	$2,116	$4,960
2005	2,932	1,984	4,916
2006	3,023	477	3,500
2007	1,019	—	1,019
2008	258	—	258

Total minimum lease payments	$10,076	$4,577	$14,653

We lease certain equipment and office facilities under various noncancelable operating leases that expire at various dates through 2008. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the terms of the respective leases. As of April 30, 2003, we did not have any other significant contractual obligations or commercial commitments.

As of April 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We have suffered recurring losses from operations and currently project that such losses will continue into fiscal 2004. Our current business plan for 2004 reflects continued initiatives to increase revenue, reduce overhead, and realize the benefit of reductions in employee headcount and occupancy costs, and such business plan projects that the amount of our quarterly net loss will decline from quarter to quarter with net income projected to begin in late fiscal 2004. As a result, our cash, cash equivalent and short-term investment balances as of April 30, 2003 are projected to be sufficient to fund the excess of expenses over revenue and allow us to continue as a going concern at least through April 30, 2004. Furthermore, in our review of our operating requirements, we determined that, even with a reduction of fiscal 2004 revenues in excess of 50% from fiscal 2003, we would still have sufficient working capital to meet our working capital and capital expenditure requirements through at least April 30, 2004. However, if revenues decrease below that level without further expense reduction, or if cash is used for unanticipated purposes, we may need additional capital sooner than expected. Although we cannot guarantee that planned results will be obtained in fiscal 2004 or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned revenue and expense assumptions can be realized. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we could be unable to continue our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We believe we have no investment in or contractual relationship or other business relationship with a variable interest entity and, therefore, the adoption of FIN 46 did not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation. In addition, Statement 148 requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported results of operations, including per share amounts, in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were effective immediately upon issuance in December 2002. As of April 30, 2003, we have no immediate plans to adopt the fair value method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted FIN 45 during the year ended April 30, 2003, and it did not have a material impact on our consolidated financial position and results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of EITF Issue No. 00-21 will have a material impact on our consolidated financial position and results of operations.

On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revises the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities are subsequently adjusted for changes in estimated cash flows. SFAS No. 146 was effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The adoption of SFAS No. 146 had no effect on our consolidated financial position and results of operations.

On May 1, 2002, we adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. The adoption of SFAS Nos. 141 and 142 had no effect on our consolidated financial position or results of operations.

On May 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Statement 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial position and results of operations.

On February 1, 2002, we adopted the provision in EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue No. 01-9 states that consideration from a vendor to a reseller of the vendor’s products or services is presumed to be a reduction of the selling price of the vendor’s products or services, unless the vendor receives an identifiable benefit in return for the consideration and can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The adoption of this new guidance did not have a material effect on our consolidated financial position and results of operation.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to certain market risks, including changes in exchange rates and interest rates. We do not undertake any specific actions to cover our exposures to exchange and interest rate risks, and we are not a party to any risk management transactions. We do not purchase or hold any derivative financial instruments for trading purposes.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of April 30, 2003, we had approximately $22.8 million invested primarily in certificates of deposit and fixed-rate, short-term corporate and U.S. government debt securities, which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The following table presents notional amounts and related weighted-average interest rates by fiscal year of maturity for our investment portfolio as of April 30, 2003:

	2004	2005	Total	Fair Value
	($ in thousands)
Cash equivalents
Fixed rate	$10,541	$—	$10,541	$10,541
Average rate	0.10%	—	0.10%	—
Investments
Fixed rate	$10,297	$1,991	$12,288	$12,288
Average rate	3.42%	3.42%	3.42%	—

Total Investment Securities	$20,838	$1,991	$22,829	$22,829

Average rate	1.74%	3.42%	1.89%

Foreign Currency Exchange Rate Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the fiscal years 2003, 2002 and 2001, approximately 48%, 53% and 59%, respectively, of our total net sales were derived from customers outside of North America. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. Specifically, the exposure includes intercompany loans, and third party sales or payments. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

Item 8.    Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Blue Coat Systems, Inc.

We have audited the accompanying consolidated balance sheets of Blue Coat Systems Inc. as of April 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Coat Systems, Inc. at April 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Walnut Creek, California

May 22, 2003

BLUE COAT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$12,784	$12,480
Short-term investments	10,538	27,466
Accounts receivable, net of allowance for doubtful accounts and sales returns of $675 and $2,250 at April 30, 2003 and 2002, respectively	8,080	6,100
Inventories	1,594	1,988
Prepaid expenses and other current assets	922	1,576

Total current assets	33,918	49,610
Property and equipment, net	3,024	6,047
Restricted investments	1,991	1,991
Other assets	1,059	1,066

Total assets	$39,992	$58,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616	$2,558
Accrued payroll and related benefits	1,905	2,594
Deferred revenue	8,711	6,153
Other accrued liabilities	5,767	8,562

Total current liabilities	16,999	19,867
Accrued restructuring	5,116	7,182
Deferred revenue	1,100	1,401

Total liabilities	23,215	28,450

Commitments

Stockholders’ equity:
Preferred stock:
$0.0001 par value, issuable in series: 10,000 shares authorized at April 30, 2003 and 2002, respectively; none issued and outstanding at April 30, 2003 and 2002, respectively	—	—
Common stock:
$0.0001 par value, 200,000 shares authorized at April 30, 2003 and 2002, respectively; 9,048 and 8,924 shares issued and outstanding at April 30, 2003, and 2002, respectively	1	4
Additional paid-in capital	883,352	883,964
Notes receivable from stockholders	(28)	(57)
Deferred stock compensation	(607)	(3,622)
Accumulated other comprehensive loss	13	(7)
Accumulated deficit	(865,051)	(849,123)
Treasury stock, at cost, 132 and 136 shares held at April 30, 2003 and 2002, respectively	(903)	(895)

Total stockholders’ equity	16,777	30,264

Total liabilities and stockholders’ equity	$39,992	$58,714

See accompanying notes to the consolidated financial statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended April 30,
	2003	2002	2001
Net sales:
Products	$35,827	$47,763	$93,341
Services	9,911	7,878	4,398

Total net sales	45,738	55,641	97,739
Cost of goods sold	16,990	25,934	48,161

Gross profit	28,748	29,707	49,578
Operating expenses:
Research and development	11,398	35,082	27,682
Sales and marketing	25,227	30,046	61,478
General and administrative	4,819	9,524	10,512
Stock compensation	2,070	19,473	69,168
Goodwill amortization	—	29,489	98,987
Acquired in-process research and development	—	—	32,200
Restructuring charges	1,273	15,475	1,850
Impairment of assets	—	138,785	272,871

Total operating expenses	44,787	277,874	574,748

Operating loss	(16,039)	(248,167)	(525,170)
Interest income	578	2,096	6,705
Other expense	(206)	(499)	(313)

Net loss before income taxes	(15,667)	(246,570)	(518,778)
Provision for income taxes	(261)	(461)	(318)

Net loss	(15,928)	(247,031)	(519,096)

Basic and diluted net loss per common share	$(1.81)	$(29.66)	$(72.20)

Shares used in computing basic and diluted net loss per common share	8,777	8,329	7,190

See accompanying notes to the consolidated financial statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount						Shares	Amount
Balances at April 30, 2000	7,216	$1	$264,307	$(4,713)	$(43,489)	$(101)	$(82,805)	(15)	$(570)	$132,630
Issuance of common stock in stock-for-stock mergers	1,225	—	579,076	(1,649)	(17,608)	—	—	—	—	559,819
Exercise of stock options and purchases of ESPP shares by employees	344	—	11,489	—	—	—	—	—	(46)	11,443
Net exercise of Series B warrants	28	—	485	—	—	—	—	(2)	(485)	—
Interest on notes receivable from stockholders	—	—	—	(157)	—	—	—	—	—	(157)
Deferred stock compensation	—	—	17,355	—	(17,355)	—	—	—	—	—
Stock compensation expense related to modified employee stock options	—	—	28,904	—	—	—	—	—	—	28,904
Amortization of deferred stock compensation	—	—	—	—	40,264	—	—	—	—	40,264
Reversal of unamortized deferred stock compensation	—	—	(4,840)	—	4,840	—	—	—	—	—
Acquisition of treasury stock and related notes receivable settlement	—	—	—	2,385	—	—	—	(84)	(2,385)	—
Repayment of notes receivable	—	—	—	3,561	—	—	—	—	—	3,561
Repurchase of common stock from employees	—	—	—	—	—	—	—	(53)	(508)	(508)
Net loss	—	—	—	—	—	—	(519,096)	—	—	(519,096)
Change in unrealized gain (loss) on short-term investments	—	—	—	—	—	(109)	—	—	—	(109)

Balances at April 30, 2001	8,813	1	896,776	(573)	(33,348)	(210)	(601,901)	(154)	(3,994)	256,751
Exercise of stock options and purchases of ESPP shares by employees	104	—	(2,543)	—	—	—	—	198	3,533	990
Interest on notes receivable from stockholders	—	—	—	(19)	—	—	—	—	—	(19)
Grant of stock options to consultants	—	—	70	—	(70)	—	—	—	—	—
Stock compensation expense related to modified employee stock options	—	—	45	—	—	—	—	—	—	45
Amortization of deferred stock compensation	—	—	—	—	19,428	—	—	—	—	19,428
Reversal of unamortized deferred stock compensation	—	—	(10,368)	—	10,368	—	—	—	—	—
Acquisition of treasury stock and related notes receivable settlement	(4)	—	(13)	198	—	—	(191)	(180)	(434)	(440)
Repayment of notes receivable	—	—	—	337	—	—	—	—	—	337
Net loss	—	—	—	—	—	—	(247,031)	—	—	(247,031)
Change in unrealized gain (loss) on short-term investments	—	—	—	—	—	203	—	—	—	203

Balances at April 30, 2002	8,913	1	883,967	(57)	(3,622)	(7)	(849,123)	(136)	(895)	30,264
Exercise of stock options and purchases of ESPP shares by employees	139	—	339	—	—	—	—	29	5	344
Interest on notes receivable from stockholders	—	—	—	(14)	—	—	—	—	—	(14)
Stock compensation expense related to modified employee stock options	—	—	162	—	(114)	—	—	—	—	48
Amortization of deferred stock compensation	—	—	(882)	—	2,904	—	—	—	—	2,022
Reversal of unamortized deferred stock compensation	—	—	(225)	—	225	—	—	—	—	—
Repayment of notes receivable	—	—	—	27	—	—	—	—	—	27
Repurchase of common stock from employees and related notes receivable settlement	(4)	—	(9)	16	—	—	—	(25)	(13)	(6)
Net loss	—	—	—	—	—	—	(15,928)	—	—	(15,928)
Change in unrealized gain (loss) on short-term investments	—	—	—	—	—	20	—	—	—	20

Balances at April 30, 2003	9,048	$1	$883,352	$(28)	$(607)	$13	$(865,051)	(132)	$(903)	$16,777

See accompanying notes to the consolidated financial statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended April 30,
	2003	2002	2001
Operating Activities
Net loss	$(15,928)	$(247,031)	$(519,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,930	5,204	2,733
Stock compensation	2,070	19,473	69,168
Noncash charges for goodwill amortization, acquired in-process research and development, restructuring charges and impairment of assets	—	183,749	405,908
Loss on disposition of capital assets	53	35	4
Interest on notes receivable from stockholders	(14)	(19)	(157)
Changes in operating assets and liabilities, net of cash acquired in business combinations:
Accounts receivable	(1,980)	8,265	(11,253)
Inventories	394	5,030	(2,277)
Prepaid expenses and other current assets	654	1,664	(1,869)
Other assets	7	396	90
Accounts payable	(1,942)	(4,203)	(2,861)
Deferred revenue	2,257	(1,226)	5,694
Accrued liabilities	(4,767)	(12,166)	(227)

Net cash used in operating activities	(16,266)	(40,829)	(54,143)

Investing Activities
Purchases of property and equipment	(743)	(2,644)	(9,763)
Cash acquired in business combinations	—	—	7,813
Sales (purchases) of investment securities, net	16,948	(290)	5,421

Net cash provided by (used in) investing activities	16,205	(2,934)	3,471

Financing Activities
Net proceeds from issuance of common stock	344	990	15,004
Repurchase of common stock from employees	(6)	(440)	(508)
Repayment of notes receivable	27	337	—

Net cash provided by financing activities	365	887	14,496

Net increase (decrease) in cash and cash equivalents	304	(42,876)	(36,176)
Cash and cash equivalents at beginning of year	12,480	55,356	91,532

Cash and cash equivalents at end of year	$12,784	$12,480	$55,356

Supplemental schedule of noncash investing and financing activities
Treasury stock retirement/cancellation	$—	$191	$—

Issuance of common stock for acquisition of businesses	$—	$—	$579,076

See accompanying notes to the consolidated financial statements.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Business

Blue Coat Systems, Inc., which was formerly known as Cacheflow Inc., was organized and incorporated in the state of Delaware on March 16, 1996. We operate in one segment to design, develop, market and support secure proxy appliances that are specifically designed, or purpose-built, to serve as a point of control and integration for multiple Web security functions. Our products are designed to enable enterprises to minimize security risks and reduce the management costs and complexity of their Web infrastructure.

Note 2.     Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

We have suffered recurring losses from operations and currently project that such losses will continue into fiscal 2004. Our current business plan for 2004 reflects continued initiatives to increase revenue, reduce overhead, and realize the benefit of reductions in employee headcount and occupancy costs, and such business plan projects that the amount of our quarterly net loss will decline from quarter to quarter with net income projected to begin in late fiscal 2004. As a result, our cash, cash equivalent and short-term investment balances as of April 30, 2003 are projected to be sufficient to fund the excess of expenses over revenue and allow us to continue as a going concern at least through April 30, 2004. Furthermore, in our review of our operating requirements, we determined that, even with a reduction of fiscal 2004 revenues in excess of 50% from fiscal 2003, we would still have sufficient working capital to meet our working capital and capital expenditure requirements through at least April 30, 2004. However, if revenues decrease below that level without further expense reduction, or if cash is used for unanticipated purposes, we may need additional capital sooner than expected. Although we cannot guarantee that planned results will be obtained in fiscal 2004 or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned revenue and expense assumptions can be realized. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we could be unable to continue our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to our consolidated financial position and results of operations. Our critical accounting estimates include (i) revenue recognition and related allowances, (ii) warranty reserves, (iii) inventory and related reserves, (iv) restructuring liabilities, and (v) contingencies.

Reclassifications

Certain balances in our 2002 and 2001 consolidated financial statements have been reclassified to conform to the current year presentation.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents and Short Term Investments

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of April 30, 2003, 2002 and 2001, cash equivalents consisted primarily of commercial paper.

Short-term investments consist primarily of debt securities with original maturities between three months and two years. Management determines the appropriate classification of our investments at the time of purchase and evaluates such designation as of each balance sheet date based on its intent and ability to use such funds for current operations. To date, all of our investments have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of these securities is based on quoted market prices. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been significant to date. Interest and dividends on all securities are included in interest income.

Restricted Investments

Restricted investments consist of amounts held in deposits under irrevocable standby letters of credit that are required as collateral for a research and development facility operating lease agreement.

Credit Risk and Customer Concentration

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities and trade receivables. We maintain our demand deposit accounts and our money market accounts primarily with one financial institution with high credit standing. Our investment advisors are instructed to only invest in high-quality, investment grade securities and to limit investment exposure in any one issue. Management believes the financial risks associated with these financial instruments are minimal. We have not experienced material losses with our securities.

We generally do not require collateral for sales to customers. However, an allowance is maintained for estimated credit losses. As a result of our focus on increasing the use of indirect distribution channels, one of our distributors accounted for 19.0% of our net sales during the year ended April 30, 2003. No customer accounted for more than 10% of our net sales during the years ended April 30, 2002 or 2001.

Concentrations of Supply

We currently purchase several key parts and components used in the manufacture of our products from a limited number of suppliers. We have generally been able to obtain an adequate supply of such parts and components. However, an extended interruption in the supply of parts and components currently obtained from our suppliers could adversely affect our business and consolidated financial statements.

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand.

During the years ended April 30, 2002 and 2001, due to technological developments and changes in market conditions and estimated customer demand for our products, we determined that a portion of our raw material

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

components was recorded above market and that certain inventories were excess or obsolete. As a result, we recorded charges of approximately $1.4 million and $3.9 million during the years ended April 30, 2002 and 2001, respectively, to write-down our inventories to the lower of cost or market and to write-off excess or obsolete inventory. However, our customers continued to purchase certain of our products at a level which exceeded our initial expectations, which resulted in a $0.3 million reduction in our inventory reserves during the year ended April 30, 2003.

Property and Equipment

Property and equipment are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the lesser of the estimated useful life, which is, generally three to five years, or the lease term of the respective assets.

Intangible Assets

Our primary intangible asset was goodwill, which resulted from business combinations accounted for under the purchase method (Note 3). Amortization was computed using the straight-line method over a period of three years. As of April 30, 2003 and 2002, the carrying value of our intangible assets was $0 (Note 5).

Impairment of Long-Lived Assets

We periodically evaluate potential impairments of our long-lived assets, including intangible assets, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” Factors that we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends and a significant decline in our stock price for a sustained period.

Revenue Recognition

We recognize product revenue upon shipment, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable and collectability of the sales price is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Revenues related to shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract. Probability of collection is assessed on a customer by customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt. During the course of fiscal 2003 and 2002, we deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

We also perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends and changes in customer payment terms and practices when evaluating the adequacy of such allowance. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development

Research and development costs are expensed as incurred.

Guarantees

Our customer agreements generally include certain provisions for indemnifying such customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

We accrue for warranty expenses at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated costs and sales volumes. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Changes in our warranty reserves are as follows (in thousands):

	Year Ended April 30,
	2003	2002
Beginning balances	$600	$950
Warranties issued during the period	739	1,904
Settlements made during the period	(989)	(2,254)

Ending balances	$350	$600

During the year ended April 30, 2003, the reliability of our new products exceeded management’s initial expectations, which were based on our experience with prior products, and we recorded a $0.2 million reduction in our warranty reserves.

Advertising Costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs were $0.1 million, $0.3 million and $2.1 million, for the years ended April 30, 2003, 2002 and 2001, respectively.

Income Taxes

We use the liability method to account for income taxes as required by the FASB SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Comprehensive Loss

We report comprehensive loss in accordance with FASB SFAS No. 130, “Reporting Comprehensive Income.” Included in other comprehensive income (loss) are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our comprehensive loss are as follows (in thousands):

	Year Ended April 30,
	2003	2002	2001
Net loss	$(15,928)	$(247,031)	$(519,096)
Unrealized gains (losses) on available-for-sale securities	20	203	(109)

Comprehensive loss	$(15,908)	$(246,828)	$(519,205)

Stock-Based Compensation

We account for stock-based awards granted to (i) employees and officers using the intrinsic value method and (ii) non-employees using the fair value method.

Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under the fair value method, costs are measured on the earlier of either a performance commitment or the completion of performance by the non-employee provider of goods or services, and are determined based on estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.

The following table illustrates the pro forma effect on net loss and net loss per share for the years ended April 30, 2003, 2002 and 2001 had we applied the fair value method to account for stock-based awards to employees (in thousands):

	2003	2002	2001
Net loss, as reported	$(15,928)	$(247,031)	$(519,096)
Stock-based employee compensation expense included in the determination of net loss, as reported	2,070	19,473	69,168
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(16,736)	(47,671)	(80,022)

Pro forma net loss	$(30,594)	$(275,229)	$(529,950)

Basic and diluted net loss per common share:
As reported	$(1.81)	$(29.66)	$(72.20)

Pro forma	$(3.49)	$(33.05)	$(73.71)

For purposes of pro forma disclosures, the estimated fair value of stock-based awards to employees is amortized to pro forma expense over the vesting period for stock options and over the six-month purchase period for stock purchases under the Employee Stock Purchase Plan (“ESPP”). The weighted average grant date fair value of stock options granted to employees, was $1.98, $11.10 and $137.70 per share during the years ended April 30, 2003, 2002 and 2001, respectively. The weighted average fair value of employee stock purchase rights granted under the ESPP was $1.95, $7.00 and $100.15 per share during the years ended April 30, 2003, 2002 and 2001, respectively. Such weighted average grant date fair values were estimated using the Black-Scholes option valuation model and the assumptions listed in Note 8 under the caption “Pro Forma Disclosures of the Effect of Stock-Based Compensation.”

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Amounts

Basic net loss per common share and diluted net loss per common share are presented in conformity with FASB SFAS No. 128, “Earnings Per Share,” for all periods presented.

Basic per share amounts are computed by using the weighted average number of shares of our common stock, less the weighted average number of common shares subject to repurchase, outstanding during the period. Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) conversion of dilutive convertible instruments. However, diluted net loss per share is the same as basic net loss per share in the periods presented in the accompanying consolidated statements of operations because loss from operations is the “control number” in determining whether potential common shares are included in the calculation. Consequently, the impact of (i) including common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants and (iii) the assumed conversion of convertible instruments were not dilutive to loss from operations. The total number of shares excluded from the calculation of diluted net loss per common share was approximately 320,000, 2,039,000 and 3,658,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations:

	Year Ended April 30,
	2003	2002	2001
Weighted-average shares of common stock outstanding	8,830	8,696	8,132
Less: Weighted average shares of common stock subject to repurchase	(53)	(367)	(942)

Weighted average common shares used in computing basic and diluted net loss per share	8,777	8,329	7,190

Foreign Currency Adjustments

The functional currency of our domestic and foreign operations is the U.S. dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial position and results of operations from local currencies into the functional currency, are included in “other expense” in the accompanying consolidated statements of operations. These amounts were not material during any of the three years in the period ended April 30, 2003.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash, cash equivalents, short-term investments, and restricted investments approximate their respective fair values based on quoted market prices.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believe we have no investment in or contractual relationship or other business relationship with a variable interest entity and, therefore, the adoption of FIN 46 did not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation. In addition, Statement 148 requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported results of operations, including per share amounts, in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were effective immediately upon issuance in December 2002. As of April 30, 2003, we have no immediate plans to adopt the fair value method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted FIN 45 during the year ended April 30, 2003, and it did not have a material impact on our consolidated financial position and results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of EITF Issue No. 00-21 will have a material impact on our consolidated financial position and results of operations.

On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revises the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities are subsequently adjusted for changes in estimated cash flows. SFAS No. 146 was effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The adoption of SFAS No. 146 had no effect on our consolidated financial position and results of operations.

On May 1, 2002, we adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. The adoption of SFAS Nos. 141 and 142 had no effect on our consolidated financial position or results of operations.

On May 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial position and results of operations.

On February 1, 2002, we adopted the provision in EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue No. 01-9 states that consideration from a vendor to a reseller of the vendor’s products or services is presumed to be a reduction of the selling price of the vendor’s products or services, unless the vendor receives an identifiable benefit in return for the consideration and can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The adoption of this new guidance did not have a material effect on our consolidated financial position and results of operation.

Note 3.    Acquisitions

SpringBank Networks, Inc.—On June 5, 2000, we acquired all of the outstanding capital stock of SpringBank Networks, Inc. (“SpringBank”), a privately held company organized to develop content management technologies. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since June 5, 2000, the results of operations of SpringBank have been included in our consolidated statements of operations. Purchase consideration totaled approximately $177.0 million and included approximately 550,000 shares of our common stock, approximately $7.0 million of assumed liabilities and approximately $2.0 million in transaction costs. Substantially all of the $177.0 million purchase price was allocated to goodwill, which was fully amortized and written off during fiscal 2002 (Note 5).

Entera, Inc.—On December 15, 2000, we completed the acquisition of Entera, Inc. (“Entera”), a company that developed standards-based streaming content distribution and management technologies, in a stock-for-stock merger transaction accounted for as a purchase. Purchase consideration was approximately $411.9 million and included approximately 680,000 shares of our common stock with a fair value of approximately $370.8 million, the assumption of approximately 80,000 outstanding stock options with a fair value of approximately $40.0 million, and approximately $1.1 million in transaction costs. Since December 15, 2000, the results of operations of Entera have been included in our consolidated statements of operations.

The fair value of the common stock issued was based on the average closing price of our common stock surrounding October 10, 2000. The fair value of the Entera options assumed was based on the Black-Scholes option valuation model using the following assumptions:

•	Expected lives of 9 years;

•	Expected volatility factor of 1.54;

•	Risk-free interest rate of 6.25%; and

•	Expected dividend rate of 0%.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The excess of the purchase price over the fair value of the net assets acquired was approximately $409.1 million. Of this excess, $359.3 million was allocated to goodwill, $17.6 million was allocated to deferred compensation and $32.2 million was allocated to in-process research and development (Note 5). Deferred stock compensation associated with unvested stock options issued to employees in conjunction with the acquisition is included as a reduction to stockholders’ equity and is being amortized by charges to operations using a graded method over the vesting period of each respective option, consistent with the method described in FASB Interpretation No. 28.

Note 4.    Consolidated Balance Sheet Data

Cash equivalents, short-term investments and restricted investments consisted of the following (in thousands):

	April 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Fair Market Value
Money market funds	$2,455	$—	$—	$—	$2,455
Certificates of deposit	210	—	—	—	210
Commercial paper	4,766	—	—	—	4,766
Corporate & U.S. government debt securities	15,385	13	—	—	15,398

	$22,816	$13	$—	$—	$22,829

Due within one year	$20,825	$13	$—	$—	$20,838
Due between one and two years	1,991	—	—	—	1,991

	$22,816	$13	$—	$—	$22,829

	April 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Realized Losses	Fair Market Value
Money market funds	$9,977	$—	$—	$—	$9,977
Certificates of deposit	1,081	—	—	—	1,081
Commercial paper	9,663	2	—	—	9,665
Equity securities	706	—	—	(381)	325
Corporate & U.S. government debt securities	19,397	—	(9)	—	19,388

	$40,824	$2	$(9)	$(381)	$40,436

Due within one year	$38,833	$—	$(7)	$(381)	$38,445
Due between one and two years	1,991	—	—	—	1,991

	$40,824	$—	$(7)	$(381)	$40,436

Inventories consisted of the following (in thousands):

	April 30,
	2003	2002
Raw materials	$701	$416
Work-in-process	47	128
Finished goods	846	1,444

	$1,594	$1,988

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment, net consisted of the following (in thousands):

	April 30,
	2003	2002
Computer and office equipment	$5,156	$5,168
Software	3,480	3,545
Furniture and fixtures	1,078	1,479
Leasehold improvements	808	641

	10,522	10,833
Less accumulated depreciation and amortization	(7,498)	(4,786)

	$3,024	$6,047

Accrued liabilities consisted of the following (in thousands):

	April 30,
	2003	2002
Sales and marketing costs	$354	$270
Professional and consulting fees	650	1,098
Acquisition costs	—	375
Restructuring reserves	2,921	3,696
Warranty reserve	350	600
Other	1,492	2,523

	$5,767	$8,562

Note 5.    Impairment of Assets

Due to economic uncertainty and the general volatility of the financial markets, our stock price and market capitalization significantly declined and fell below our net book value during the fourth quarter of fiscal 2001 and during each quarter in fiscal 2002. Therefore, we performed impairment assessments of our long-lived assets during fiscal 2002 and 2001 and determined that certain enterprise level goodwill recorded in connection with the SpringBank and Entera acquisitions (Note 3) was not recoverable. As a result, we recorded impairment charges of $134.1 million and $272.2 million in fiscal 2002 and 2001, respectively, to reduce goodwill to its estimated fair value based on the market value method. Under this method, we (i) determined our estimated enterprise value based on our average market capitalization surrounding the respective measurement dates and (ii) subtracted the carrying value of our tangible net assets excluding intangible assets, from such estimated enterprise value to arrive at an estimated fair value. As of April 30, 2002, goodwill was fully written off. Additionally, we recorded write-downs of certain other long-lived assets, primarily leasehold improvements of $4.7 million and $0.7 million in fiscal 2002 and 2001, respectively. The leasehold improvements write-down related to two research and development facilities that were closed and/or relocated in fiscal 2002 and 2001 in connection with our restructuring and reorganization activities (Note 6). No write-downs of long-lived assets were recorded during the year ended April 30, 2003.

Note 6.    Restructuring Charges

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and to further align our organization with market conditions, future revenue expectations and our planned future product direction. In connection with this restructuring program, we implemented a reduction in workforce of approximately 200 employees, which represented approximately 45% of our workforce. We accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facilities will be adjusted. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002, for the remainder of the term of the original lease at a rental price consistent with our initial estimates. Due to its financial difficulties the tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is again vacant and available for subleasing. As a result, we have revised and increased our restructuring accruals for abandoned space by $1.6 million during fiscal 2003 based on the new market trend information provided by a commercial real estate broker. We have also reduced our estimates for contract termination costs by $0.3 million during fiscal 2003, as we were able to negotiate lower settlement amounts than originally estimated. As of April 30, 2003, substantially all severance costs related to domestic and international employees had been paid and $8.0 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through 2007.

In August 2001, our Board of Directors approved a restructuring program in response to the continued economic slowdown that negatively impacted first quarter of fiscal 2002 demand for our products, as potential customers deferred spending on Internet and intranet infrastructure. In order to streamline our cost structure and better position us for planned growth, we implemented a reduction in workforce of approximately 80 positions. We incurred $2.6 million in restructuring costs in fiscal 2001, which included employee severance costs of approximately $1.7 million and certain contract termination costs of approximately $0.9 million. As of April 30, 2003, these severance payments and contract termination payments were completed.

In February 2001, we announced a reorganization plan and incurred $1.9 million in reorganization costs in the quarter ended April 30, 2001 to complete this effort, which primarily included employee severance costs of approximately $1.3 million to reduce our workforce by 52 employees and certain contract termination costs of approximately $0.6 million. This plan was instituted in response to an unanticipated economic slowdown that negatively impacted third and fourth quarter fiscal 2001 demand for our products, as potential customers deferred spending on Internet and intranet infrastructure. The reorganization plan was designed to more closely align spending with our sales projections. As of April 30, 2003, these severance payments and contract termination payments were completed.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in our restructuring accruals are as follows (in thousands):

	Abandoned Space	Severance Related	Contract Termination and Other	Total
Balances as of April 30, 2001	$—	$366	$558	$924
Provision for restructuring charges	9,503	4,403	1,569	15,475
Cash payments	—	(4,363)	(1,158)	(5,521)

Balances as of April 30, 2002	9,503	406	969	10,878
Cash payments	(3,067)	(406)	(641)	(4,114)
Additions	1,553	—	—	1,553
Reversals	—	—	(280)	(280)

Balances as of April 30, 2003	7,989	—	48	8,037
Less: current portion which is included in “other accrued liabilities”	2,889	—	32	2,921

Long-term accrued restructuring	$5,100	$—	$16	$5,116

Note 7.    Stockholders’ Equity

Preferred Stock

Our Certificate of Incorporation authorizes 10,000,000 shares of preferred stock. The preferred stock is undesignated and the Board of Directors has the authority to issue new classes of preferred stock and determine the rights, preferences and privileges of such preferred stock.

Common Stock

On November 19, 1999, we completed our initial public offering, in which 1,150,000 shares of common stock (including an over-allotment option of 150,000 shares) were sold at $120 per share (the “IPO”). Upon the closing of the offering, all preferred stock converted to common stock. Proceeds from the IPO were approximately $126.5 million, net of underwriter’s discounts, commissions and offering costs.

We have either assumed or entered into Stock Purchase Agreements in connection with the sale of common stock to employees, consultants and directors. We typically have the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the respective service periods. As of April 30, 2003, 2002 and 2001, 4,322, 122,082 and 690,792 shares, respectively, of common stock issued under these agreements were subject to repurchase.

In September 1999, our Board of Directors approved an increase in authorized shares of common stock from 60,000,000 to 200,000,000 upon the completion of the IPO of our common stock.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares of Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at April 30, 2003 (in thousands):

Common stock reserved for:
1996 Stock Option Plan	233
1999 Stock Incentive Plan	3,298
1999 Director Option Plan	140
2000 Supplemental Stock Option Plan	577
Employee Stock Purchase Plan	621
Other option grants	27

4,896

Notes Receivable from Stockholders

In June 2000 and December 2000, we assumed certain promissory notes in connection with our Entera and SpringBank acquisitions (Note 3). The terms of these notes range from three to four years and were provided to officers and employees of the acquired companies for the purchase of common stock. The notes are full-recourse and bear interest at rates between 5.54% and 6.69%. Each note and related interest is secured by shares of common stock of the Company owned by each officer or employee. As of April 30, 2003, several of the notes have been paid in full.

Note 8.    Employee and Director Stock Plans

In 1996, we established the 1996 Stock Option Plan (the “1996 Plan”) under which stock options may be granted to employees, directors and consultants, and reserved 200,000 shares of common stock for issuance thereunder. Through various amendments, the Board of Directors and stockholders approved increases in the number of shares authorized for issuance under the 1996 Plan to 3,128,600. Under the 1996 Plan, nonstatutory stock options may be granted to employees and consultants, and incentive stock options (“ISO”) may be granted only to employees. In the case of an ISO that is granted to an employee who, at the time of the grant of such option, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the per share exercise price shall not be less than 110% of the fair market value per share on the date of grant. The per share exercise price of an ISO granted to any other employee shall not be less than 100% of the fair value per share on the date of grant. The exercise price for non-qualified stock options may not be less than 85% of the fair value of common stock at the option grant date.

Options issued under the 1996 Plan are immediately exercisable, and shares issued upon exercise of an option are subject to a right of repurchase by us at the original issuance price. The repurchase right lapses as determined by our Board of Directors, generally 25% after one year and 2.0833% per month thereafter. Options that expire and shares issued under the 1996 Plan that are repurchased become available for issuance under our 1999 Stock Incentive Plan, which is discussed further below. No options may be granted under the 1996 Plan after September 24, 1999.

Stock Option Exchange Program

In February 2001, we announced a voluntary stock option exchange program for our employees. Under the program, certain employees were offered the opportunity to cancel outstanding stock options previously granted to them in exchange for an equal number of new options to be granted at a future date, at least six months and a

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

day after the cancellation date. Employees electing not to participate in the exchange received an option grant equal to 25% of the number of their unexercised options that had exercise prices greater than $40 per share. The exercise price of these new options was equal to the fair market value of our common stock on the date of grant. In connection with this program, 339,727 options were cancelled for those employees who elected to participate in the exchange, and 310,773 options were granted to employees who elected not to participate. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of our Board of Directors, officers and senior executives were not eligible to participate in this program.

Employee Stock Purchase Plan

In September 1999, our Board of Directors adopted the ESPP, which became effective upon the effective date of the IPO. As of April 30, 2003, a total of 800,000 shares of common stock have been reserved for issuance under the ESPP. Under the plan, eligible employees may purchase common stock through payroll deductions, which in any event may not exceed 15% of an employee’s compensation, at a price equal to the lower of 85% of the closing fair market value of the common stock on the day prior to the beginning of the offering or the last day of the applicable six-month purchase period. The number of shares reserved under the ESPP automatically increased by 100,000 shares beginning January 31, 2000, and will continue to do so annually. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

1999 Stock Incentive Plan

In September 1999, our Board of Directors adopted the 1999 Stock Incentive Plan (the “Incentive Plan”), which became effective upon the effective date of the IPO. As of April 30, 2003, 3,298,369 shares of common stock have been reserved for issuance. The number of shares reserved under the Incentive Plan automatically increased on January 1, 2002 by 400,000 shares, and will increase on an annual basis by the lesser of 5% of the total amount of common stock outstanding or 400,000 shares. Furthermore, any options granted under the 1996 Plan that are cancelled or exercised and subsequently repurchased by us become available for issuance under the Incentive Plan. The exercise price for ISOs and non-qualified stock options granted under the Incentive Plan may not be less than 100% and 85%, respectively, of the fair market value of common stock on the option grant date.

1999 Director Option Plan

In September 1999, our Board of Directors adopted the 1999 Director Option Plan (the “Directors Plan”), which became effective on the date of its adoption. As of April 30, 2003, 140,000 shares of common stock have been reserved for issuance. Under the Directors Plan, each non-employee director joining the Board of Directors following the effective date of the IPO automatically receives options to purchase 5,000 shares of common stock. In addition, each non-employee director automatically receives options to purchase 1,000 shares of common stock at each annual meeting of the Board of Directors held in the year 2000 and thereafter. Options granted under the Directors Plan will have an exercise price equal to the fair market value of the common stock on the option grant date. The number of shares reserved under the Directors Plan automatically increased by 20,000 shares beginning January 1, 2000 and will continue to do so annually. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

2000 Supplemental Stock Option Plan

In February 2000, our Board of Directors adopted the 2000 Supplemental Stock Option Plan (the “2000 Plan”), under which 600,000 shares of common stock have been reserved for issuance. Employees and consultants are eligible to participate in the 2000 Plan, and outside directors and executive officers are not eligible to participate. The 2000 Plan provides for the grant of nonstatutory stock options to purchase shares of

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our common stock and restricted shares of common stock. The exercise price for stock options issued under the 2000 Plan may not be less than 25% of the fair market value of common stock on the option grant date.

Stock option activity under all plans is as follows (in thousands except per share amounts):

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at April 30, 2000	2,130	$98.10
Options granted	1,952	$130.70
Options exercised	(320)	$28.60
Options canceled	(795)	$231.90

Balance at April 30, 2001	2,967	$91.15
Options granted	926	$12.80
Options exercised	(217)	$1.70
Options canceled	(1,759)	$94.30

Balance at April 30, 2002	1,917	$60.60
Options granted	1,092	$2.43
Options exercised	(57)	$2.65
Options canceled	(856)	$49.14

Balance at April 30, 2003	2,096	$37.05

The following table provides segregated ranges of stock options outstanding at April 30, 2003 (in thousands, except per share amounts and contractual lives):

	Options Outstanding			Options Exerciseable
Range of Exercise Prices	Number of Options Outstanding at April 30, 2003	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable at April 30, 2003	Weighted Average Exercise Price
$0.05-$2.25	768	9.19	$2.25	221	$2.25
$2.50-$4.45	249	8.98	$3.92	69	$4.29
$4.65-$15.32	247	7.81	$14.58	194	$14.60
$16.25-$16.75	332	8.25	$16.75	145	$16.75
$20.00-$85.31	239	6.83	$47.75	206	$42.76
$92.90-$199.69	186	6.91	$144.18	162	$142.63
$245.00-$299.69	35	7.16	$278.24	30	$281.53
$412.50-$435.00	28	6.98	$422.94	21	$424.03
$457.81-$497.97	8	6.92	$460.72	7	$459.98
$507.50-$525.00	4	7.16	$519.51	4	$520.38

$0.05-$525.00	2,096	8.31	$37.05	1,059	$57.10

At April 30, 2003, 2,800,270 shares were available for future grants under all plans.

Stock Compensation

Our deferred stock compensation balance generally represents the difference between the exercise price and the market price of the underlying stock on the date such stock awards were granted to employees. Additionally,

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we have completed other stock-based transactions that impact deferred stock compensation (such as acquisitions, in which the outstanding options of the acquired entity are assumed). Deferred stock compensation is amortized to stock compensation expense over the option vesting period, generally two to four years, or recognized immediately if there is no vesting period. In addition to amortization of deferred stock compensation, stock compensation expense includes charges associated with stock options and warrants granted to non-employees for services and modifications to stock-based awards for certain departed employees. We recorded stock compensation expense of $2.1 million, $19.5 million and $69.2 million for the years ended April 30, 2003, 2002 and 2001, respectively (Note 15). At April 30, 2003 and 2002, we had $0.6 million and $3.6 million, respectively, of unamortized deferred compensation. Such amounts are included as a reduction of stockholders’ equity and are being amortized using a graded method over the vesting period of each respective option.

In February 2001, we granted 218,200 shares of restricted stock to employees as an employee retention bonus. These shares vested 50% on November 26, 2001 and 50% on February 25, 2002. We recorded $6.4 million of deferred stock compensation in connection with this transaction based on the intrinsic value of the stock awards on the date of grant. This deferral was amortized to stock compensation expense on a straight-line basis over the 12-month vesting period.

In November 2000, we entered into a termination agreement with our departing chairman that provided for the immediate vesting of certain unvested stock options upon the chairman’s termination date. We recorded a $28.1 million stock compensation charge equal to the difference between the strike price and the market price of the underlying stock on the date the stock option grant was modified, multiplied by the number of shares that were immediately vested upon termination.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

Pro forma information regarding the results of operations and net loss per share (Note 1) is determined as if we had accounted for our employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model.

We use the intrinsic value method in accounting for our employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended April 30, 2003, 2002 and 2001, the fair value of our stock-based awards to employees was estimated using the following weighted average assumptions:

	Year Ended April 30,
	Options			ESPP
	2003	2002	2001	2003	2002	2001
Risk-free interest rate	3.26%	4.08%	5.69%	1.38%	2.01%	6.08%
Dividend yield	0%	0%	0%	0%	0%	0%
Expected life (years)	4.00	4.00	3.93	0.50	0.50	0.62
Expected volatility	1.22	1.43	2.22	1.01	1.47	2.32

Note 9.    Income Taxes

The provision for income taxes of $0.3 million, $0.5 million and $0.3 million for the years ended April 30, 2003, 2002 and 2001, respectively, is composed entirely of foreign corporate income taxes. A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to net loss before income taxes is summarized as follows (in thousands):

	Year Ended April 30,
	2003	2002	2001
Provision at statutory rate	$(5,484)	$(86,300)	$(181,572)
Goodwill amortization and impairment	—	57,251	129,923
Acquired in-process technology	—	—	11,270
Future benefits not currently recognized	4,707	28,184	37,236
Stock compensation	724	838	2,975
Other	314	488	486

Provision for income taxes	$261	$461	$318

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	April 30,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$90,272	$78,089
Stock compensation	12,456	28,571
Inventory reserves	1,740	3,140
Restructuring reserves	1,310	4,750
Other accruals/reserves	870	3,082
Fixed assets	162	1,585
Tax credits	3,253	2,692
Capitalized research and development	3,136	1,531
Other	1,012	1,196

Total deferred tax assets	$114,211	$124,636

Valuation allowance	(114,211)	(124,636)

Net deferred tax assets	$—	$—

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have incurred losses from our inception through April 30, 2003. Management believes that, based on the history of such losses and other factors, that it is more likely than not that we will not be able to realize our deferred tax assets. Therefore, a full valuation allowance has been recorded at April 30, 2003 and 2002. The valuation allowance increased (decreased) by ($10.4) million, $59.8 million and $43.7 million during fiscal years 2003, 2002 and 2001, respectively.

As of April 30, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $241.9 million, which will begin to expire in fiscal 2011, if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $97.5 million, which will begin to expire in fiscal 2006, if not utilized. We also had federal and California research and other tax credit carryforwards of approximately $3.8 million, which will begin to expire in fiscal 2012, if not utilized.

Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforward before utilization. The events that may cause ownership changes in our net operating loss include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three year period.

Our net operating loss carryforwards, which have been offset by the valuation allowance, include deferred tax benefits associated with ISOs. These deferred tax benefits of approximately $27.4 million will be credited to additional paid-in-capital when realized.

Note 10.    Defined Contribution Benefit Plan

We have a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all United States employees. Eligible employees may contribute pre-tax amounts to the plan via payroll withholdings, subject to certain limitations. We do not match contributions by plan participants.

Note 11.    Lease Commitments

We lease certain facilities and equipment under non-cancelable operating leases. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. Future minimum lease payments under operating leases are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2004	$2,844	$2,116	$4,960
2005	2,932	1,984	4,916
2006	3,023	477	3,500
2007	1,019	—	1,019
2008	258	—	258

Total minimum lease payments	$10,076	$4,577	$14,653

Rent expense was $3.0 million, $6.2 million and $5.3 million for the years ended April 30, 2003, 2002 and 2001, respectively. Of the $10.1 million in total operating lease commitments for abandoned facilities, as depicted above, $8.0 million is included in the captions “Other accrued liabilities” and “Accrued restructuring” in the accompanying consolidated balance sheet at April 30, 2003. The difference of $2.1 million represents estimated sublease income.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2000, we entered into a short-term lease agreement for a 42,000 square foot research and development facility in Sunnyvale, California with the intention of negotiating a longer-term lease, which would include additional facilities to house other corporate functions. The lease term commenced upon possession in November 2000 and was extended through July 31, 2001. In early 2001, in response to a downturn in the economy, we restructured our operations, declined to negotiate a longer-term lease for additional facilities, and made efforts to relocate our research and development activities.

In March 2001, we executed a new, five year operating lease for a 46,000 square foot research and development facility in Sunnyvale, California. The lease commencement occurred in July 2001, and will extend for a term of five years from the commencement date. Lease payments escalate annually and the total future minimum lease payments amount to $11.5 million over the lease term. As part of this agreement, we are required to maintain a $2.0 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit, which is classified as “restricted investments” in the accompanying consolidated balance sheets as of April 30, 2003 and 2002, expires on April 1, 2002, but it will automatically extend to each succeeding calendar year through June 30, 2006, unless otherwise terminated in writing.

Note 12.    Related Party Transaction

In April 2001, we entered into a series of agreements with Opsware, Inc. (“Opsware”), a data center automation software provider, whose chairman of the board and co-founder also serves as one of our directors. Pursuant to one agreement, we outsourced the management of our Internet-based applications to Opsware on an annual subscription basis totaling approximately $0.7 million. Under a separate agreement, Opsware purchased our caching appliance products for use in its managed services operations and began offering caching services to its customers. A third alliance agreement provided that Opsware would pay us for customer referrals forwarded to Opsware. In March 2002, we and Opsware agreed to terminate the outsourcing agreements with a $0.4 million cancellation fee from us to Opsware.

Note 13.    Litigation

In June and July 2001, a series of putative securities class actions were filed against the firms that underwrote our initial public offering, us, and some of our officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. In the amended complaint that was filed, the plaintiffs apparently dropped us and individual officers and directors from the case. The complaints in the cases in New York and Florida generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that we and our current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 19, 1999 and December 6, 2000. In the cases pending in New York, the Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002 plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against us, along with these other related securities class

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. Our officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order did not dismiss any claims against us. As a result, discovery may now proceed.

A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court.

If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We believe the outcome would not have a material adverse effect on our business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. (NCT) filed suit against us and others in the U.S. District Court for the Northern District of California. The case is captioned Network Caching Technology, L.L.C., v. Novell, Inc., Volera, Inc., Akamai Technologies, Inc., CacheFlow, Inc., and Inktomi Corporation, civil Action No. CV-01-2079. The complaint alleges infringement of certain U.S. patents. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. NCT and Akamai Technologies, Inc. have entered into a settlement agreement, the terms of which are unknown to us at this time. Discovery is continuing and we intend to defend against the allegations in the complaint vigorously and believe that the allegations in the lawsuit are without merit; however, if a judgment were issued against us, it could have a material adverse effect on our business, results of operations or financial condition.

From time to time and in the ordinary course of business, we may be subject to various other claims, charges and litigation. In the opinion of management, final judgments from such other pending claims, charges and litigation, if any, against us will not have a material adverse effect on our consolidated financial position, results of operations, or financial condition.

Note 14.    Geographic and Product Category Information Reporting

We operate in one segment to design, develop, market and support secure proxy appliances. The chief operating decision maker makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. Our sales consist of three product categories: Web security products, legacy products and services. Total international revenue consists of sales from our U.S. operations to non-affiliated customers in other geographic regions. During fiscal 2003, 2002 and 2001, there were no intra-company sales, and no material long-lived assets were located in our foreign operations.

Operating decisions regarding the costs of our products and services are made with information that is consistent with the presentation in the accompanying consolidated statements of operations. Therefore, we currently believe it is impractical to separately present such costs.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales are attributed to geographic areas based on the location of the customers. The following is a summary of net sales by geographic area (in thousands):

	Year Ended April 30,
	2003	2002	2001
North America	$23,774	$26,322	$40,091
Europe	12,839	12,288	21,697
Asia	9,125	17,031	35,951

Total	$45,738	$55,641	$97,739

The following is a summary of net sales by product category (in thousands):

	Year Ended April 30,
	2003	2002
Products:
Web Security	$30,278	$28,366
Legacy	5,549	19,397

	35,827	47,763
Services	9,911	7,878

Total net sales	$45,738	$55,641

Note 15.    Selected Quarterly Financial Data (Unaudited)

In the fourth quarter of fiscal 2003 we discovered that we had overstated our non-cash stock compensation expense for the quarters ended July 31, 2002, October 31, 2002 and January 31, 2003, resulting in a net loss for those periods that was slightly lower than previously reported. The stock compensation expense for these periods was lower than previously reported by approximately $0.2 million in the third quarter of fiscal 2003, $0.1 million in the second quarter of fiscal 2003 and $0.5 million in the first quarter of fiscal 2003. This overstatement related to non-cash stock compensation expenses for certain employees who separated from us prior to being fully vested in their stock options. We amortize deferred stock compensation using a graded method, and we have not adjusted compensation expense related to separated employees in the period of separation to the amount that was contractually vested as of the separation date. After adjusting the results in these prior quarters to correctly reflect the lower expense, our adjusted net loss was reduced to $4.1 million, or $0.47 per share, for the third quarter of fiscal 2003, $5.1 million, or $0.58 per share, for the second quarter of fiscal 2003 and $5.4 million, or $0.62 per share, for the first quarter of fiscal 2003. We also discovered that we had overstated our stock compensation expense for the years ended April 30, 2002 and 2001 by amounts that were immaterial to the consolidated financial results previously reported for those periods.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our quarterly consolidated financial results is as follows (in thousands, except per share data):

	Three Months Ended
	July 31, 2002		October 31, 2002		January 31, 2003		April 30, 2003
Net sales	$11,035		$11,218		$11,720		$11,765
Gross profit	6,450		6,745		7,601		7,952
Net loss	(5,415	)*	(5,122	)*	(4,149	)*	(1,242)
Basic and diluted net loss per common share	(0.62	)**	(0.58	)**	(0.47	)**	(0.14)

	Three Months Ended
	July 31, 2001		October 31, 2001		January 31, 2002		April 30, 2002
Net sales	$20,443		$13,197		$10,893		$11,108
Gross profit	12,232		7,007		5,647		4,821
Net loss	(95,606)		(87,215)		(21,017)		(43,193)
Basic and diluted net loss per common share	(11.78)		(10.58)		(2.51)		(5.04)

*	These amounts differ from amounts previously reported by $0.5 million, $0.1 million and $0.2 million for the three months ended July 31, 2002, October 31, 2002 and January 31, 2003, respectively, as a result of the overstatement of non-cash stock compensation expense, as discussed above.
**	These amounts differ from amounts previously reported by $0.07, $0.01 and $0.03 per share for the three months ended July 31, 2002, October 31, 2002 and January 31, 2003, respectively.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III.

Item 10.    Directors and Executive Officers of the Registrant.

Executives of the Registrant

See the information set forth in the section entitled “Proposal No. 1—Election of Directors” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended April 30, 2003 (the “2003 Proxy Statement”), which is incorporated herein by reference, and the information set forth in the section entitled “Executive Officers of the Registrant.” See also the information set forth in the section entitled “Compliance with Section 16(a) of the Exchange Act” in the 2003 Proxy Statement, which is incorporated herein by reference.

Item 11.    Executive Compensation and Equity Compensation Plan Information.

See the information set forth in the sections entitled “Equity Compensation Plan Information” and “Executive Compensation and Related Information” in the 2003 Proxy Statement, which are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2003 Proxy Statement, which is incorporated herein by reference.

Item 14.    Evaluation of Disclosure Controls and Procedures.

(1) Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(2) There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Financial Statements and Financial Statement Schedules

1.	Financial Statements

See Item 8 of this Annual Report on Form 10-K

2.	Financial Statement Schedules

The following financial statement schedule of Blue Coat Systems Inc. is filed as part of this Report and should be read in conjunction with the Financial Statements of Blue Coat Systems Inc.

Schedule II                      Valuation and Qualifying Accounts and Reserves

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.	Exhibits

Number	Description
2.1

Agreement and Plan of Reorganization by and among Blue Coat Systems Inc., Wildcat Merger Corporation, SpringBank Networks, Inc. and Soren Christensen (as Stockholder’s Agent) (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on June 19, 2000)

2.2

Agreement and Plan of Merger and Reorganization among Blue Coat Systems Inc., Diamond Merger Corp., Entera, Inc. and John Scharber, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on December 21, 2000)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.3

Certificate of Ownership and Merger of Blue Coat Systems, Inc. with and into Cacheflow Inc. (which is incorporated herein by reference to Exhibit 3.3 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.5

Certificate of Amendment to Certificate of Incorporation of Cacheflow International Inc., changing its name from Cacheflow International Inc. to Blue Coat Systems International Inc. (which is incorporated herein by reference to Exhibit 3.5 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

Number	Description
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2	Amended and Restated Investor’s Rights Agreement, dated June 5, 2000 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 No. 333-55744)

4.3	Specimen Certificate of the Registrant’s Common Stock

10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.6

Commercial lease agreement between Registrant, the Arrillaga Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.7

Commercial lease agreement between Registrant and Zetron Properties, Inc., dated April 20, 2000 (which is incorporated herein by reference to Exhibit 10.7 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.8

Commercial lease agreement between Blue Coat Systems Canada and Wiebe Property Corporation Ltd., dated May 1, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.9	Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.10	Offer Letter with Alan Robin (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.11	Offer Letter with John Scharber (which is incorporated herein by reference to Exhibit 10.13 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.12	Offer Letter with Robert Verheecke (which is incorporated herein by reference to Exhibit 10.14 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.13	Consulting Agreement with Marc Andreessen (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

Number	Description
10.14	2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

10.15	Michael Malcolm Resignation Agreement (which is incorporated herein by reference to Exhibit 10.18 of Form 10-Q filed by the Registrant with the Commission on December 15, 2000)

10.16	SpringBank Networks, Inc. 2000 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

10.17	SpringBank Networks, Inc. Founder’s Stock Purchase Agreement (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

10.18	Entera, Inc. 1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.19	Entera, Inc. 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.20

Commercial lease agreement between Registrant and Aetna Life Insurance Company, dated October 25, 2000 (which is incorporated herein by reference to Exhibit 10.22 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.21

Commercial lease agreement between Registrant and Sunnyvale VIII Trust, dated March 30, 2001 (which is incorporated herein by reference to Exhibit 10.23 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.22

Commercial sublease agreement between Registrant and Kuokoa Networks, Inc., dated July 10, 2002 and First Amendment to Sublease between Registrant and Kuokoa Networks, Inc., dated July 16, 2002 (which is incorporated herein by reference to Exhibit 10.22 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

10.23

Commercial sublease agreement between Registrant and Merit Financial, Inc., dated October 25, 2002 (which is incorporated herein by reference to Exhibit 10.23 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification of Brian NeSmith

31.2	Certification of Robert Verheecke

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K.

On May 29, 2003, we filed a report on Form 8-K relating to financial information for Blue Coat Systems, Inc. for the quarter and year ended April 30, 2003, and forward-looking statements relating to fiscal 2004 and the first quarter of fiscal 2004, as presented in a press release of May 29, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE COAT SYSTEMS, INC. (Registrant)

July 28, 2003	By:	/s/ BRIAN M. NESMITH
Brian M. NeSmith President, Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian M. NeSmith and Robert Verheecke, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRIAN M. NESMITH Brian M. NeSmith	President, Chief Executive Officer and Director (Principal Executive Officer)	July 28, 2003

/s/ ROBERT VERHEECKE Robert Verheecke	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 28, 2003

/s/ MARC ANDREESSEN Marc Andreessen	Director	July 28, 2003

/s/ DAVID W. HANNA David W. Hanna	Chairman of the Board, Director	July 28, 2003

/s/ PHILLIP J. KOEN Phillip J. Koen	Director	July 28, 2003

/s/ ANDREW S. RACHLEFF Andrew S. Rachleff	Director	July 28, 2003

EXHIBIT INDEX

Number	Description
2.1

Agreement and Plan of Reorganization by and among Blue Coat Systems Inc., Wildcat Merger Corporation, SpringBank Networks, Inc. and Soren Christensen (as Stockholder’s Agent) (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on June 19, 2000)

2.2

Agreement and Plan of Merger and Reorganization among Blue Coat Systems Inc., Diamond Merger Corp., Entera, Inc. and John Scharber, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on December 21, 2000)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.3

Certificate of Ownership and Merger of Blue Coat Systems, Inc. with and into Cacheflow Inc. (which is incorporated herein by reference to Exhibit 3.3 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.5

Certificate of Amendment to Certificate of Incorporation of Cacheflow International Inc., changing its name from Cacheflow International Inc. to Blue Coat Systems International Inc. (which is incorporated herein by reference to Exhibit 3.5 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2	Amended and Restated Investor’s Rights Agreement, dated June 5, 2000 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 No. 333-55744)

4.3	Specimen Certificate of the Registrant’s Common Stock

10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.6

Commercial lease agreement between Registrant, the Arrillaga Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

Number	Description
10.7

Commercial lease agreement between Registrant and Zetron Properties, Inc., dated April 20, 2000 (which is incorporated herein by reference to Exhibit 10.7 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.8

Commercial lease agreement between Blue Coat Systems Canada and Wiebe Property Corporation Ltd., dated May 1, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

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
10.22

Commercial sublease agreement between Registrant and Kuokoa Networks, Inc., dated July 10, 2002 and First Amendment to Sublease between Registrant and Kuokoa Networks, Inc., dated July 16, 2002 (which is incorporated herein by reference to Exhibit 10.22 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

10.23

Commercial sublease agreement between Registrant and Merit Financial, Inc., dated October 25, 2002 (which is incorporated herein by reference to Exhibit 10.23 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification of Brian NeSmith

31.2	Certification of Robert Verheecke

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Schedule II

BLUE COAT SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts and Sales Returns

Year Ended April 30,	Balance at Beginning of Period	Additions— (Reductions) to Costs and Expenses	Deductions— Write-offs	Balance at End of Period
2001	350,000	1,207,000	57,000	1,500,000
2002	1,500,000	871,000	121,000	2,250,000
2003	2,250,000	(52,000)	1,523,000	675,000