Form 10-Q
period 2003-07-31
BLUE COAT SYSTEMS INC
filed 2003-09-12
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-28139

BLUE COAT SYSTEMS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	91-1715963
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION)

650 ALMANOR AVENUE SUNNYVALE, CALIFORNIA	94085
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT August 31, 2003
Common Stock, par value $.0001	8,975,145

i

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	July 31, 2003	April 30, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$22,889	$12,784
Short-term investments	2,519	10,538
Accounts receivable, net	5,895	8,080
Inventories	1,541	1,594
Prepaid expenses and other current assets	779	922

Total current assets	33,623	33,918

Property and equipment, net	2,598	3,024
Restricted investments	1,991	1,991
Other assets	1,046	1,059

Total assets	$39,258	$39,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,156	$616
Accrued payroll and related benefits	2,239	1,905
Deferred revenue	8,593	8,711
Other accrued liabilities	5,104	5,767

Total current liabilities	17,092	16,999

Accrued restructuring	4,579	5,116
Deferred revenue	1,569	1,100

Total liabilities	23,240	23,215

Commitments

Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	883,333	883,352
Treasury stock	(903)	(903)
Notes receivable from stockholders	(31)	(28)
Deferred stock compensation	(278)	(607)
Accumulated deficit	(866,107)	(865,051)
Accumulated other comprehensive income	3	13

Total stockholders’ equity	16,018	16,777

Total liabilities and stockholders’ equity	$39,258	$39,992

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,
	2003	2002
Net sales:
Products	$9,205	$8,949
Services	3,205	2,086

Total net sales	12,410	11,035
Cost of goods sold	4,142	4,585

Gross profit	8,268	6,450

Operating expenses:
Research and development	2,313	3,545
Sales and marketing	5,714	6,491
General and administrative	1,023	1,411
Stock compensation	285	1,126

Total operating expenses	9,335	12,573

Operating loss	(1,067)	(6,123)
Interest income	85	149
Other income (expense)	(29)	42

Net loss before income taxes	(1,011)	(5,932)
Provision for income taxes	(45)	(31)

Net loss	$(1,056)	$(5,963)

Basic and diluted net loss per common share	$(0.12)	$(0.69)

Shares used in computing basic and diluted net loss per common share	8,918	8,688

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended July 31,
	2003	2002
Operating Activities
Net loss	$(1,056)	$(5,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	635	748
Gain on disposition of equipment	(29)	—
Stock compensation	285	1,126
Interest on notes receivable from stockholders	(3)	(6)
Changes in operating assets and liabilities:
Accounts receivable	2,185	(1,000)
Inventories	53	(51)
Prepaid expenses and other current assets	143	442
Other assets	13	(18)
Deferred revenue	351	284
Accounts payable	545	(382)
Accrued liabilities	(866)	(2,742)

Net cash provided by (used in) operating activities	2,256	(7,562)

Investing Activities
Sales of investment securities, net	8,009	11,067
Proceeds from sales of equipment	39	—
Purchases of property and equipment	(224)	(480)

Net cash provided by investing activities	7,824	10,587

Financing Activities
Net proceeds from issuance of common stock	25	6
Repayment of notes receivable	—	24
Repurchase of common stock from employees	—	(6)

Net cash provided by financing activities	25	24

Net increase in cash and cash equivalents	10,105	3,049
Cash and cash equivalents at beginning of period	12,784	12,480

Cash and cash equivalents at end of period	$22,889	$15,529

See notes to condensed consolidated financial statements.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements and related notes as of July 31, 2003, and for the three month period then ended, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our consolidated financial position, operating results and cash flows for the interim date and periods presented. Results for the three months ended July 31, 2003 are not necessarily indicative of results for the entire fiscal year or future periods.

The condensed consolidated balance sheet as of April 30, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended April 30, 2003, included in our Annual Report on Form 10-K filed with the SEC on July 29, 2003. On September 16, 2002, we filed an amendment to our Certificate of Incorporation, implementing a one-for-five reverse split of our outstanding common stock. Our common stock began trading under the split adjustment at the opening of the Nasdaq Stock Market on September 16, 2002. Our number of authorized shares of common stock, however, remains at 200 million. We continue to have 10 million authorized but unissued shares of preferred stock. All share and per share amounts in this Quarterly Report on Form 10-Q and in the accompanying condensed consolidated financial statements and notes thereto reflect the reverse stock split for all periods presented.

We have suffered recurring losses from operations and currently project that such losses will continue into fiscal 2004. Our current business plan for 2004 reflects continued initiatives to increase revenue and realize the benefit of reductions in employee headcount and occupancy costs, and such business plan projects that the amount of our quarterly net loss will decline from quarter to quarter with net income projected in late fiscal 2004. As a result, our cash, cash equivalent and short-term investment balances as of April 30, 2003 are projected to be sufficient to fund the excess of expenses over revenue and allow us to continue as a going concern through at least April 30, 2004. Furthermore, in our review of our operating requirements, we determined that, even with a reduction of fiscal 2004 revenues in excess of 50% from fiscal 2003, we would still have sufficient working capital to meet our working capital and capital expenditure requirements through at least April 30, 2004. However, if revenues decrease below that level without further expense reduction, or if cash is used for unanticipated purposes, we may need additional capital sooner than expected. Although we cannot guarantee that planned results will be obtained in fiscal 2004 or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned revenue and expense assumptions can be realized. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we could be unable to continue our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to our condensed consolidated financial position and results of operations. Our critical accounting estimates include (i) revenue recognition and related receivable allowances, (ii) warranty reserves, (iii) inventory and related reserves, (iv) restructuring liabilities, and (v) contingencies.

Revenue Recognition

We recognize product revenue upon shipment, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable and collectability of the sales price is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Revenues related to shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract. Probability of collection is assessed on a customer by customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. During the course of the three months ended July 31, 2003 and 2002, we deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

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

Guarantees

Our customer agreements generally include certain provisions for indemnifying such customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

We accrue for warranty expenses at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated costs and sales volumes. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Changes in our warranty reserves are as follows (in thousands):

	Three Months Ended July 31,
	2003	2002
Beginning balances	$350	$600
Warranties issued during the period	62	108
Settlements made during the period	(101)	(23)

Ending balances	$311	$685

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand.

Inventories consist of the following (in thousands):

	July 31, 2003	April 30, 2003
Raw materials	$246	$701
Work-in-process	169	47
Finished goods	1,126	846

Total	$1,541	$1,594

Restructuring Liabilities

During the years ended April 30, 2002 and 2001, as a result of continuing unfavorable economic conditions and a reduction in customer IT spending rates, we implemented restructuring programs, which included reductions in workforce and a consolidation of facilities. The restructuring liabilities recorded in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q include various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. These conditions may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination. In this regard, due to its financial difficulties, the tenant in one of our Sunnyvale, California facilities surrendered the premises and vacated the property in January 2003. This facility is currently vacant and available for subleasing. As a result, we revised and increased our estimated restructuring liabilities for abandoned space during fiscal 2003 based on new market trend information provided by a commercial real estate broker. Should operating lease rental rates decline, should it take longer than expected to find a suitable tenant to sublease our facility, or should our other tenant terminate its sublease, adjustments to the restructuring accruals may be necessary in future periods based upon the then-current actual events and circumstances (Note 2).

Contingencies

Management’s current estimated range of liability related to pending litigation is based on claims for which it is probable that a liability has been incurred and our management can estimate the amount and range of loss. Because of the uncertainties related to both the determination of the probability of an unfavorable outcome and the amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from the remaining pending litigations. As additional information becomes available, we will assess the probability and the potential liability related to our pending litigations and revise our estimates, if necessary. Such revisions in our estimates of potential liability could materially impact our results of operations and financial position (Note 3).

Stock-Based Compensation

We account for stock-based awards granted to (i) employees and officers using the intrinsic value method and (ii) non-employees using the fair value method.

Under the intrinsic value method, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under the fair

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

value method, costs are measured on the earlier of either a performance commitment or the completion of performance by the non-employee provider of goods or services, and are determined based on estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.

The following table illustrates the pro forma effect on net loss and net loss per share for the three months ended July 31, 2003 and 2002 had we applied the fair value method to account for stock-based awards to employees (in thousands):

	2003	2002
Net loss, as reported	$(1,056)	$(5,963)
Stock-based employee compensation expense included in the determination of net loss, as reported	285	1,126
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(3,202)	(4,759)

Pro forma net loss	$(3,973)	$(9,596)

Basic and diluted net loss per common share:
As reported	$(0.12)	$(0.69)

Pro forma	$(0.45)	$(1.10)

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We believe we have no investment in or contractual relationship or other business relationship with a variable interest entity and, therefore, the adoption of FIN 46 did not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be impacted.

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

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 2. Restructuring Charges

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and to further align our organization with market conditions, future revenue expectations and our planned future product direction. In connection with this restructuring program, we implemented a reduction in workforce of approximately 200 employees, which represented approximately 45% of our workforce. We accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facilities will be adjusted. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002, for the remainder of the term of the original lease at a rental price consistent with our initial estimates. Due to its financial difficulties the tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is again vacant and available for subleasing. As a result, we revised and increased our restructuring accruals for abandoned space by $1.6 million during fiscal 2003 based on new market trend information provided by a commercial real estate broker. We also reduced our estimates for contract termination costs by $0.3 million during fiscal 2003, as we were able to negotiate lower settlement amounts than originally estimated. As of July 31, 2003, substantially all severance costs related to domestic and

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

international employees had been paid and $7.3 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

Changes in our restructuring accruals are as follows (in thousands):

	Abandoned Space	Severance Related	Contract Termination and Other	Total
Balances as of April 30, 2003	$7,989	$—	$48	$8,037
Cash payments	(722)	—	—	(722)

Balances as of July 31, 2003	7,267	—	48	7,315
Less: current portion which is included in “Other accrued liabilities”	2,704	—	32	2,736

Long-term accrued restructuring reserve	$4,563	$—	$16	$4,579

Note 3. Litigation

In June and July 2001, a series of putative securities class actions were filed against the firms that underwrote our initial public offering, us, and some of our officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in Florida dismissed us because the plaintiffs did not effectuate service of process. The complaints in the cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that we and our current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 19, 1999 and December 6, 2000. In the cases pending, the Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002 plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against us, along with these other related securities class actions currently pending, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. Our officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order did not dismiss any claims against us. As a result, discovery may now proceed.

A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

From time to time and in the ordinary course of business, we may be subject to various other claims and litigation. In the opinion of management, final judgments from such other pending claims and litigation, if any, against us will not have a material adverse effect on our consolidated financial position, results of operations, or financial condition.

Note 4. Comprehensive Loss

We report comprehensive loss in accordance with FASB SFAS No. 130, “Reporting Comprehensive Income.” Included in other comprehensive income (loss) are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet.

Significant components of our comprehensive loss are as follows (in thousands):

	Three Months Ended July 31,
	2003	2002
Net loss	$(1,056)	$(5,963)
Unrealized gains (losses) on available-for-sale securities	(10)	21

Comprehensive loss	$(1,066)	$(5,942)

Note 5. Per Share Amounts

Basic net loss per common share and diluted net loss per common share are presented in conformity with FASB SFAS No. 128, “Earnings Per Share,” for all periods presented. Basic per share amounts are computed by using the weighted average number of shares of our common stock, less the weighted average number of common shares subject to repurchase, outstanding during the period. Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) conversion of dilutive convertible instruments. However, diluted net loss per share is the same as basic net loss per share in the periods presented in the accompanying consolidated statements of operations because loss from operations is the “control number” in determining whether potential common shares are included in the calculation. Consequently, the impact of (i) including common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants and (iii) the assumed conversion of convertible instruments were not dilutive to loss from operations. The total number of shares excluded

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

from the calculation of diluted net loss per common share was 593,940 and 61,083 for the three months ended July 31, 2003 and 2002, respectively.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations:

	Three Months Ended July 31,
	2003	2002
Weighted-average shares of common stock outstanding	8,922	8,791
Less: Weighted average shares of common stock subject to repurchase	(4)	(103)

Weighted average common shares used in computing basic and diluted net loss per share	8,918	8,688

Note 6. Geographic and Product Category Information Reporting

We operate in one segment to design, develop, market and support secure proxy appliances. The chief operating decision maker makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. Our sales consist of three product categories: Web security products, legacy products and services. Total international revenue consists of sales from our U.S. operations to non-affiliated customers in other geographic regions. During the three months ended July 31, 2003 and 2002, there were no intra-company sales, and no material long-lived assets were located in our foreign operations.

Operating decisions regarding the costs of our products and services are made with information that is consistent with the presentation in the accompanying condensed consolidated statements of operations. Therefore, we currently believe it is impractical to separately present such costs.

Sales are attributed to geographic areas based on the location of the customers. The following is a summary of net sales by geographic area (in thousands):

	Three Months Ended July 31,
	2003	2002
North America	$7,446	$5,585
Europe	3,311	2,893
Asia	1,653	2,557

Total net sales	$12,410	$11,035

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net sales by product category (in thousands):

	Three Months Ended July 31,
	2003	2002
Products:
Web Security	$8,780	$6,912
Legacy	425	2,037

	9,205	8,949
Services	3,205	2,086

Total net sales	$12,410	$11,035

Note 7. Lease Commitments

We lease certain facilities and equipment under non-cancelable operating leases. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. As of July 31, 2003, future minimum lease payments under operating leases are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2004	$2,866	$2,107	4,973
2005	2,955	1,967	4,922
2006	2,836	—	2,836
2007	616	—	616
2008	103	—	103

Total minimum lease payments	$9,376	$4,074	$13,450

Of the $9.4 million in total operating lease commitments for abandoned facilities, as summarized above, $7.3 million is included in the captions “Other accrued liabilities” and “Accrued restructuring” in the accompanying condensed consolidated balance sheet at July 31, 2003. The difference of $2.1 million represents estimated sublease income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, product acceptance, product and sales development, future operating results, and cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty in future operating results, uncertainty in the secure proxy appliance market, increased competition, downturn in macroeconomic conditions, inability to raise additional capital, inability to implement our distribution strategy, inability to introduce new products, increased litigation, failure to comply with Nasdaq’s listing standards, inability to attract and retain key employees, fluctuations in quarterly operating results, product concentration, technological changes, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings.

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,
	2003	2002
Net sales:
Products	74.2%	81.1%
Services	25.8	18.9

Total net sales	100.0	100.0
Cost of goods sold	33.4	41.5

Gross profit	66.6	58.5

Operating expenses:
Research and development	18.6	32.1
Sales and marketing	46.0	58.8
General and administrative	8.2	12.8
Stock compensation	2.3	10.2

Total operating expenses	75.1	113.9

Operating loss	(8.5)	(55.4)
Interest income	0.7	1.4
Other income (expense)	(0.2)	0.4

Net loss before income taxes	(8.0)	(53.6)
Provision for income taxes	(0.4)	(0.3)

Net loss	(8.4)%	(53.9)%

Overview

Blue Coat™ Systems, Inc., also referred to in this report as “we”, “us” or the “Company”, was incorporated in Delaware on March 16, 1996 as CacheFlow® Inc. We are focused on the secure proxy appliance market. Blue Coat Systems provides secure proxy appliances that control user communications over the Web. Our ProxySG™ appliances integrate advanced proxy functionality with security services such as content filtering, instant messaging control and Web virus scanning, without impacting network performance.

Our initial products, introduced in May of 1998, utilized caching technology to improve user response time for accessing Internet content. These systems were used by service providers and enterprises throughout the world and achieved a market leadership position. By 1999, the caching market began evolving into two distinct markets – enterprises looking for proxy caches to securely connect employees to the Internet, and service providers looking for increased bandwidth savings and response time for their subscribers. During this timeframe, service provider customers represented the majority of our revenues. We continued, however, to enhance our competitive position in both markets through internal development and external acquisitions. By early 2001, the demand for extending our enterprise proxy caches started to grow, while the service provider market decreased significantly. We accelerated our development and marketing efforts around our enterprise business, resulting in the launch of our ProxySG products in February 2002.

As organizations grow increasingly dependent on the Internet to communicate with customers, partners and employees, the Web browser is fast becoming the universal window into mission-critical communications and information. When every user on the network has a Web browser, however, every user also has the means to negatively affect the network infrastructure, whether intentionally or not. Additionally, evolving applications such as Web browsing, instant messaging, Web-based email, and peer-to-peer file sharing bring numerous risks to the enterprise. It’s no longer enough to focus on external threats. Organizations must also control user communications over the Web. The solution is to use a secure proxy appliance designed specifically to manage and control user communication over the Internet on behalf of the user and the application. A secure proxy appliance does not replace existing perimeter security devices; rather, it complements them by giving organizations the ability to control communications in a number of ways that firewalls and other externally focused devices cannot.

We have incurred net losses in each quarter since inception. As of July 31, 2003, we had an accumulated deficit of $866.1 million, which consisted of $138.1 million of gross profit, $1,012.4 million of operating expenses (which includes $411.7 million of asset impairment, $133.2 million of stock compensation expenses, $128.5 million of goodwill amortization, $32.2 million of acquired in-process technology and $18.6 million of restructuring expenses), $13.7 million of interest income, ($2.2 million) of other income (expense), $1.2 million of provision for income taxes and $2.1 million of accretion of preferred stock. We incurred net losses of $1.1 million and $6.0 million for the three months ended July 31, 2003 and 2002, respectively. These losses resulted from charges related to costs incurred in the development and sale of our products and services. Additionally, we experienced a significant decline in the demand for our products during the years ended April 30, 2003 and 2002, which resulted in declining revenues during such years. We believe these declines in revenues resulted from the weakening global economy and a corresponding reduction in information technology spending. Although we saw modest growth in revenue in the first quarter of our fiscal year 2004 when compared to the prior quarter, there is uncertainty relating to the prospects for near-term U.S. economic growth, as well as the extent to which the U.S. slowdown has impacted international markets. We believe the lowered levels of demand experienced in fiscal 2003 and 2002 will continue throughout fiscal 2004. We have reduced our operating expenses to accommodate lower revenues, and we believe that the losses in fiscal 2004 will be substantially lower than prior years. As a result, our cash, cash equivalent and short-term investment balances as of April 30, 2003 are projected to be sufficient to fund the excess of expenses over revenue and allow us to continue as a going concern through at least April 30, 2004. Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied upon as a prediction of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties.

Net cash provided by (used in) our operating activities was $2.3 million for the three months ended July 31, 2003 and ($7.6 million) for the three months ended July 31, 2002. Net cash provided by operating activities for the three months ended July 31, 2003 was primarily due to significant collections of customer receivables offset by cash used to fund our net losses from operations. The level of cash collected from customers as a percentage of our revenues in the quarter ended July 31, 2003 was significantly higher than in preceding quarters. We do not anticipate that we will experience cash collections at this level in future quarters and we project we will use cash to fund our operating activities for the next several quarters.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, warranty costs, excess inventory and purchase commitments, investments, intangible assets, lease losses and restructuring accruals, income taxes and contingencies based on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions.

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	Revenue recognition and related receivable allowances;

•	Warranty reserves;

•	Inventory and related reserves;

•	Restructuring liabilities; and

•	Contingencies.

Revenue Recognition and Related Receivable Allowances. We recognize product revenue upon shipment, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable and collectability of the sales price is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until these obligations are met. Revenues related to shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract. Probability of collection is assessed on a customer by customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt. During the course of the three months ended July 31, 2003 and 2002, we deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

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

Warranty Reserves. We accrue for warranty expenses at the time revenue is recognized and maintain a warranty accrual for estimated future warranty obligations based upon the relationship between historical and anticipated costs and sales volumes. If actual warranty expenses are greater than those projected, additional reserves and other charges against earnings may be required. If actual warranty expenses are less than projected, prior reserves could be reduced providing a positive impact on our reported results. See Item 1, Note 1 “Summary of Significant Accounting Policies – Guarantees” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Inventory and Related Reserves. We state our inventories at the lower of cost or market. In addition, we evaluate our ending inventories for estimated excess quantities and obsolescence. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional reserves and other charges against earnings may be required. If actual market conditions are more favorable than projected, prior reserves for excess and obsolete inventories could be reduced providing a positive impact on our reported results. See Item 1, Note 1 “Summary of Significant Accounting Policies – Inventories” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Restructuring Liabilities. During the years ended April 30, 2002 and 2001, as a result of continuing unfavorable economic conditions and a reduction in customer IT spending rates, we implemented restructuring programs, which included reductions in workforce and a consolidation of facilities. The restructuring liabilities recorded in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q include various assumptions such as the time period over which the facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. These conditions may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination. In this regard, due to its financial difficulties, the tenant in one of our Sunnyvale, California facilities surrendered the premises and vacated the property in January 2003. This facility is currently vacant and available for subleasing. As a result, we revised and increased our estimated restructuring liabilities for abandoned space during fiscal 2003 based on new market trend information provided by a commercial real estate broker. Should operating lease rental rates decline, should it take longer than expected to find a suitable tenant to sublease our facility, or should our other tenant terminate its sublease, adjustments to the restructuring accruals may be necessary in future periods based upon the then-current actual events and circumstances. See Item 1, Note 2 “Restructuring Charges” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Contingencies. Management’s current estimated range of liability related to pending litigation is based on claims for which it is probable that a liability has been incurred and our management can estimate the amount and range of loss. Because of the uncertainties related to both the determination of the probability of an unfavorable outcome and the amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from the remaining pending litigation. As additional information becomes available, we will assess the probability and the potential liabilities related to our pending litigation and revise our estimates, if necessary. Such revisions in our estimates of potential liability could materially impact our results of operations and financial position. See Item 1, Note 3 “Litigation” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Results of Operations

Net Sales. Net sales increased to $12.4 million for the three months ended July 31, 2003 from $11.0 million for the three months ended July 31, 2002. The increase was primarily attributable to an increase in sales of our higher end products, our support and other product revenue.

As a result of our focus on increasing the use of indirect channels, one of our distributors accounted for 20% and 18% of sales in the three months ended July 31, 2003 and 2002, respectively, and another of our resellers accounted for 14% of sales in the three months ended July 31, 2003.

Net sales for the three months ended July 31, 2003 were $7.4 million from the United States, or 60% of net sales, $3.3 million from Europe, or 27% of net sales, and $1.7 million from Asia, or 13% of net sales. Net sales for the three months ended July 31, 2002 were $5.6 million from the United States, or 51% of net sales, $2.9 million from Europe, or 26% of net sales, and $2.6 million from Asia, or 23% of net sales. While revenues in the United States have been growing quarter over quarter for the past two quarters, revenues in Europe have been relatively flat and revenues in most of Asia have been decreasing. We believe that our revenues in most of Asia will continue at these lower levels for some time as the market for our Web security products is less developed in Asia than in the Untied States.

Net sales for the three months ended July 31, 2003 were $8.8 million from our Web security products, or 71% of net sales, $0.4 million from our legacy products, or 3% of net sales, and $3.2 million from services, or 26% of net sales. Net sales for the three months ended July 31, 2002 were $6.9 million from our Web security products, or 63% of net sales, $2.0 million from our legacy products, or 18% of net sales, and $2.1 million from services, or 19% of net sales. Unless macroeconomic conditions improve sooner than anticipated, our visibility of the near-term demand for our products is limited; however, we currently anticipate that we may see modest net sales growth in the next several quarters.

Gross Profit. Gross profit increased to $8.3 million for the three months ended July 31,2003 from $6.5 million for the three months ended July 31, 2002. The $1.8 million increase was primarily due to sales of our higher end products, which have a lower cost of sales associated with them and an increase in our maintenance revenue, which has relatively fixed expenses. Gross profit as a percentage of net sales increased to 66.6% for the three months ended July 31, 2003 from 58.5% for the three months ended July 31, 2002. The increase in gross profit as a percentage of sales for the three months ended July 31, 2003 was the result of lower fixed manufacturing and support costs in fiscal 2003 and continued reduction in the cost of components used in our products.

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

Research and Development. Research and development expenses consist primarily of salaries and benefits and prototype and testing equipment costs. Research and development expenses decreased to $2.3 million for the three months ended July 31, 2003 from $3.5 million for the three months ended July 31, 2002. The decrease in research and development expenses in absolute dollars is primarily attributable to a decrease in staffing. Research and development headcount decreased to 61 at July 31, 2003 from 78 at July 31, 2002. The decrease in research and development headcount at July 31, 2003 compared to July 31, 2002 is the result of our continued efforts to reduce costs in our research and development organization. As a percentage of net sales, research and development expenses decreased to 18.6% for the three months ended July 31, 2003 from 32.1% for the three months ended July 31, 2002. The decrease in research and development expenses as a percentage of net sales occurred due to the significant reduction in research and development headcount in the fourth quarter of fiscal 2002 and continued smaller reductions in headcount over the past year. Should demand for our products continue to increase, and after we realize potential efficiencies within our research and development organization, we expect to increase our research and development expenses in absolute dollars and increase headcount within the research and development organization to provide for the development of new products. However, should sales decline in future periods, we may implement additional cost reduction programs to further reduce our research and development expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, commissions, advertising and promotional expenses. Sales and marketing expenses decreased to $5.7 million for the three months ended July 31, 2003 from $6.5 million for the three months ended July 31, 2002. The decrease in sales and marketing expenses in absolute dollars was related to reductions in headcount. Sales and marketing headcount decreased to 82 at July 31, 2003 from 87 at July 31, 2002. As a percentage of net sales, sales and marketing expenses decreased to 46.0% for the three months ended July 31, 2003 from 58.8% for the three months ended July 31, 2002. The decrease in sales and marketing expense as a percentage of net sales was due to our cost reduction programs. Should demand for our products continue to increase, and after we realize potential efficiencies within our sales and marketing organization, we expect to increase our sales and marketing expenses in absolute dollars in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels. However, should sales decline in future periods, we may implement additional cost reduction programs to further reduce our sales and marketing expenses.

General and Administrative. General and administrative expenses decreased to $1.0 million for the three months ended July 31, 2003 from $1.4 million for the three months ended July 31, 2002. The decrease in general and administrative expenses in absolute dollars was related to decreased headcount. General and administrative headcount decreased to 22 at July 31, 2003 from 27 at July 31, 2002. As a percentage of net sales, general and administrative expenses decreased to 8.2% for the three months ended July 31, 2003 from 12.8% for the three months ended July 31, 2002. The decrease in general and administrative expenses as a percentage of net sales was a result of continued efforts to reduce costs in our general and administrative organizations. Should demand for our products continue to increase, and after we have realized potential efficiencies within our current general and administrative organization, we expect to increase general and administrative expenses in absolute dollars and increase headcount to manage expanding operations and facilities. However, should sales decline in future periods, we may implement additional cost reduction programs to further reduce our general and administrative expenses.

Stock Compensation. Stock compensation expense decreased to $0.3 million for the three months ended July 31, 2003 from $1.1 million for the three months ended July 31, 2002. Stock compensation expense reflects the amortization of non-cash deferred stock compensation, as well as charges associated with stock options and warrants granted to non-employees for services and modifications to stock-based awards for certain departed employees. Stock compensation expense decreased for the three months ended July 31, 2003 compared to the three months ended July 31, 2002 as a result of decreased headcount and decreased amortization of deferred stock compensation for remaining employees. Our policy is to amortize such deferred stock compensation using a graded method. Graded amortization methods result in greater amortization in earlier years, and most of our deferred stock compensation was recorded in connection with our November 1999 initial public offering, certain below-market option grants in fiscal 2001 and unvested options assumed in our December 2000 acquisition of Entera Inc.

Interest and Other Income (Expense). Interest income was $0.1 million for the three months ended July 31, 2003 and 2002. Interest income was slightly lower in the three months ended July 31, 2003 due to lower cash balances and lower interest rates earned on our cash equivalents and short-term investments.

Reorganization Plans

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and further align our organization with market conditions, future revenue expectations and our planned future product direction at that time. In connection with this restructuring plan, we implemented a reduction in workforce of approximately 200 employees. We accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility will be adjusted. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our initial estimates. Due to its financial difficulties, the tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is currently vacant and available for subleasing. As a result, we revised and increased our estimated restructuring accruals for abandoned space by $1.6 million during fiscal 2003 based on new market trend information provided by a commercial real estate broker. We also reduced our estimates for contract termination costs by $0.3 million during fiscal 2003, as we were able to negotiate lower settlement amounts than originally estimated. As of July 31, 2003, substantially all severance costs related to domestic and international employees had been paid, and approximately $7.3 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

Changes in our restructuring accruals are as follows (in thousands):

	Abandoned Space	Severance Related	Contract Termination and Other	Total
Balances as of April 30, 2003	$7,989	$—	$48	$8,037
Cash payments	(722)	—	—	(722)

Balances as of July 31, 2003	7,267	—	48	7,315
Less: current portion which is included in “Other accrued liabilities”	2,704	—	32	2,736

Long-term accrued restructuring reserve	$4,563	$—	$16	$4,579

We believe the restructuring programs have achieved the expense reductions we desired, although the anticipated savings from the reduced headcount or facility consolidations may in the future be, mitigated by changes in circumstances or subsequent increases in headcount and facilities related to our operating requirements. See Item 1, Note 2 “Restructuring Charges” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures through private sales of preferred stock, bank loans, equipment leases, and an initial public offering of our common stock. As of July 31, 2003, we had $22.9 million in cash and cash equivalents, $2.5 million in short-term investments, $2.0 million in restricted investments and $16.5 million in working capital.

Net cash provided by (used in) our operating activities was $2.3 million for the three months ended July 31, 2003 and ($7.6 million) for the three months ended July 31, 2002. Net cash provided by operating activities for the three months ended July 31, 2003 was primarily due to significant collections of customer receivables offset by cash used to fund our net losses from operations. The level of cash collected from customers as a percentage of our revenues in the quarter ended July 31, 2003 was significantly higher than in preceding quarters. We do not anticipate that we will experience cash collections at this level in future quarters and we project we will use cash to fund our operating activities for the next several quarters. We implemented a strategic restructuring plan in the fourth quarter of our fiscal 2002 with the goal of reducing our net cash used in operating activities beginning with the first quarter of fiscal 2003, and we continued to make reductions in fiscal 2003 which have further lowered the cash used in our operating activities. Cash used in operating activities for the three months ended July 31, 2003 and 2002 includes $0.7 million and $1.4 million, respectively, of payments against accrued restructuring liabilities related to terminated and vacated facilities leases. We expect to make payments of approximately $2.7 million against our accrued restructuring liabilities over the next 12 months.

Net cash provided by investing activities was $7.8 million for the three months ended July 31, 2003 and $10.6 million for the three months ended July 31, 2002. Net cash provided by investing activities for the three months ended July 31, 2003 and 2002 was primarily due to sales of short-term investments of approximately $8.0 million and $11.1 million, respectively, partially offset by purchases of property and equipment of approximately $0.2 million and $0.5 million, respectively. In the future, we expect that any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities. During the three months ended July 31, 2003 and 2002, our capital expenditures consisted primarily of purchases of computer equipment and software, furniture and leasehold improvements.

Net cash provided by financing activities was $0.02 million for the three months ended July 31, 2003 and 2002. The net cash provided by our financing activities for the three months ended July 31, 2003 and 2002 were primarily due to proceeds received from the issuance of common stock and repayment of notes receivable, respectively.

Our contractual operating lease commitments as of July 31, 2003 for the next five years were as follows:

Year ending April 30,	Abandoned	In Use	Total
2004	$2,866	$2,107	4,973
2005	2,955	1,967	4,922
2006	2,836	—	2,836
2007	616	—	616
2008	103	—	103

Total minimum lease payments	$9,376	$4,074	$13,450

We lease certain equipment and office facilities under various noncancelable operating leases that expire at various dates through 2008. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases. As of July 31, 2003, we did not have any other significant contractual obligations or commercial commitments.

As of July 31, 2003, we continue to have no outstanding debt and we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor did we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We have suffered recurring losses from operations and currently project that such losses will continue into fiscal 2004. Our current business plan for 2004 reflects continued initiatives to increase revenue and realize the benefit of reductions in employee headcount and occupancy costs, and such business plan projects that the amount of our quarterly net loss will decline from quarter to quarter with net income projected in late fiscal 2004. As a result, our cash, cash equivalent and short-term investment balances as of April 30, 2003 are projected to be sufficient to fund the excess of expenses over revenue and allow us to continue as a going concern through at least April 30, 2004. Furthermore, in our review of our operating requirements, we determined that, even with a reduction of fiscal 2004 revenues in excess of 50% from fiscal 2003, we would still have sufficient working capital to meet our working capital and capital expenditure requirements through at least April 30, 2004. However, if revenues decrease below that level without further expense reduction, or if cash is used for unanticipated purposes, we may need additional capital sooner than expected. Although we cannot guarantee that planned results will be obtained in fiscal 2004 or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned revenue and expense assumptions can be realized. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we could be unable to continue our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We believe we have no investment in or contractual relationship or other business relationship with a variable interest entity and, therefore, the adoption of FIN 46 did not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be impacted.

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

We incurred net losses of $1.1 million and $6.0 million for the three months ended July 31, 2003 and 2002, respectively. As of July 31, 2003, we had an accumulated deficit of $866.1 million. We have not had a profitable quarter since our inception and we expect to continue to incur net losses on an annual basis through at least the current fiscal year. Our current business plan for 2004 reflects continued initiatives to increase revenue and realize the benefit of reductions in employee headcount and occupancy costs, and such business plan projects that the amount of our quarterly net loss will decline from quarter to quarter with net income projected in late fiscal 2004. As a result, our cash, cash equivalent and short-term investment balances as of April 30, 2003 are projected to be sufficient to fund the excess of expenses over revenue and allow us to continue as a going concern through at least April 30, 2004. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we could be unable to continue our operations. Additionally, if we continue to incur significant operating expenses and cannot generate significant revenues, we may never achieve profitability.

The market for secure proxy appliance solutions is relatively new and evolving, and subject to rapid technological changes. If this market does not develop as we anticipate, our sales may not grow and may even decline.

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

To maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in research and development We need to develop and introduce new products and enhancements to existing products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We intend to extend the offerings under our product family in the future, both by introducing new products and by introducing enhancements to our existing products. However, we may experience difficulties in doing so, and our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Furthermore, the reduction of research and development headcount resulting from the February 2002 restructuring and from smaller reductions during fiscal 2003, may make this even more difficult. Life cycles of our products are difficult to predict because the market for our products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The introduction of competing products that employ new technologies and emerging industry standards could render our products and services obsolete and unmarketable or shorten the life cycles of our products and services. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards that become widespread, our customers and potential customers may not purchase our products. There is no guarantee that we will accurately predict the direction in which the secure proxy appliance market will evolve. Failure on our part to anticipate the direction of the market and develop products that meet those emerging needs will significantly impair our business and operating results and our financial condition will be materially adversely affected.

We expect increased competition and, if we do not compete effectively, we could experience a loss in our market share and sales.

The market for secure proxy appliances is intensely competitive. Primary competitive factors that have typically affected our market include product characteristics such as reliability, scalability and ease of use, as well as price and customer support. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including Cisco Systems, Network Appliance and various others. In addition, we expect additional competition from other established and emerging companies as the market for secure proxy appliances continues to develop and expand.

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

Although we saw modest growth in revenue in the quarter ended July 31, 2003 when compared to the prior quarter, there is uncertainty relating to the prospects for near-term U.S. economic growth, as well as the extent to which the U.S. slowdown has impacted international markets. This slowdown and uncertainty contributed to delays in decision-making by our existing and potential customers and a resulting decline in our sales in the second half of fiscal 2001 and all of fiscal 2002 and 2003. Continued uncertainty or a continued slowdown could result in a further decline in our sales and our operating results could again be below our expectations and the expectations of public market analysts and investors. Our stock price has materially declined over the past two and one half years and our stock price may continue to decline in the event that we fail to meet the expectations of public market analysts or investors in the future.

If we are unable to raise additional capital, our business could be harmed.

As of July 31, 2003, we had approximately $22.9 million in cash and cash equivalents and $2.5 million in short-term investments. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for secure proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

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

Undetected product errors could cause us to incur significant warranty and repair costs and negatively impact the market acceptance of our products.

Our products may contain undetected operating errors. These errors may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely seriously harm our business. All of our products operate on our internally developed operating system. As a result, any error in the operating system will affect all of our products. We have experienced minor errors in the past in connection with new products. We expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments.

We are the target of Class Action and Patent Lawsuits, which could result in substantial costs and divert management attention and resources.

In June and July 2001, a series of putative securities class actions were filed against the firms that underwrote our initial public offering, us, and some of our officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in Florida dismissed us because the plaintiffs did not effectuate service of process. The complaints in the cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that we and our current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 19, 1999 and December 6, 2000. In the cases pending, the Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002 plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against us, along with these other related securities class actions currently pending, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. Our officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order did not dismiss any claims against us. As a result, discovery may now proceed.

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

We have existing commitments to lease office space in Sunnyvale, California and Redmond, Washington in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area and the Seattle Area has developed such a large excess inventory of office space that we believe we will be unable to sublease a substantial portion of our excess office space in the near future. Accordingly, in the fourth quarter of fiscal 2002, we recorded an excess facilities charge of $9.5 million, which represented the remaining lease commitments for vacant facilities, net of expected sublease income. As of July 31, 2003, $7.3 million of this accrued liability remains on the balance sheet. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our initial estimates. Due to its financial difficulties, our tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is currently vacant and available for subleasing. As a result, we revised and increased our restructuring accruals for abandoned space by approximately $1.6 million during fiscal 2003 based on new market trend information provided by a commercial real estate broker. We may be required to record additional charges if our existing tenant defaults on its lease obligation and if current market conditions for the commercial real estate market remain the same or worsen.

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

Our secure proxy appliances are specially designed to only secure Web based protocols such as http, https, ftp and streaming. While we believe that the majority of traffic traveling over the networks of our target customers is Web based, a significant amount of their network traffic is not. Our products do not protect non-Web protocols. Our target customers may not wish to purchase an additional security device that only handles network traffic that is Web protocol based. As a result, our target customers may not purchase our products and our business would be seriously harmed.

Our variable sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

Because customers have differing views on the strategic importance of implementing secure proxy appliances, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from one to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. The increasingly complex technological issues associated with secure proxy appliance solutions, combined with the macro-economic slowdown, contributed to longer sales cycles in fiscal years 2002 and 2003 and a resulting decline in our sequential quarterly sales through much of those periods. Even though we saw modest sales growth in the quarter ended July 31,

2003 we anticipate we may still experience order deferrals or loss of sales as a result of lengthening sales cycles.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we are currently defending a suit that alleges infringement of certain U.S. patents by us. (See Item 1, Note 3 “Litigation” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) While we believe the case is without merit, it does show it is possible that third parties may claim that we, or our current or potential future products, infringe their intellectual property. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

For the three months ended July 31, 2003, sales to customers outside of the United States and Canada accounted for approximately 40% of our net sales as compared to 49% for our three months ended July 31, 2002. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products While revenues in the United States have been growing quarter over quarter for the past two quarters, revenues in Europe have been relatively flat and revenues in most of Asia have been decreasing. We believe that our revenues in most of Asia will continue at these lower levels for some time as the market for our Web security products is less developed in Asia than in the Untied States. The downsizing of our international operations as the result of our February 2001, August 2001 and February 2002 restructuring plans may further hinder our ability to increase our market concentration internationally. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed.

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

Since our initial public offering in November 1999 through September 5, 2003, the closing market price of our common stock has fluctuated significantly, ranging from $2.25 to $823.45. The market price of our common stock may fluctuate significantly in response to the following factors:

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

We disclose or may disclose NON-GAAP financial information

We prepare and release quarterly unaudited financial statements in accordance with generally accepted accounting principles (“GAAP”). We have in the past, and may in the future disclose and discuss certain non-GAAP financial information in the related earnings release and investor conference call. In the past this non-GAAP financial information excluded special charges, including the amortization of purchased intangibles, deferred stock compensation, in-process research and development expense, restructuring costs and excess facilities and asset impairment charges. We believe the disclosure of non- GAAP financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our quarterly earnings releases, and to read the associated reconciliation between such GAAP financial information and non-GAAP financial information, if any, disclosed in our quarterly earnings releases and investor calls.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 40% and 49% of total net sales for the three-month periods ended July 31, 2003 and 2002, respectively.

As of July 31, 2003, we had approximately $24.0 million invested primarily in certificates of deposit and fixed-rate, short-term corporate and U.S. government debt securities, which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of July 31, 2003, no significant changes have occurred since our Annual Report on Form 10-K for the year ended April 30, 2003.

Item 4. Controls and Procedures

(1) Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(2) During the quarter ended July 31, 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June and July 2001, a series of putative securities class actions were filed against the firms that underwrote our initial public offering, us, and some of our officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in Florida dismissed us because the plaintiffs did not effectuate service of process. The complaints in the cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that we and our current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 registration statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 19, 1999 and December 6, 2000. In the cases pending, the Court has appointed a lead plaintiff for the consolidated cases. On April 19, 2002 plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against us, along with these other related securities class actions currently pending, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss on common pleading issues. Oral argument on these omnibus motions to dismiss was held on November 1, 2002. Our officers and directors have been dismissed without prejudice in this litigation. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order did not dismiss any claims against us. As a result, discovery may now proceed.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Changes in Securities: None.

(d) Use of Proceeds.

On November 19, 1999, we completed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-87997). There have been no changes to the disclosure contained in our report on Form 10-Q for the quarter ended July 31, 2003, regarding the use of proceeds generated by our initial public offering and of our common stocks.

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Number	Description

31.1	Rule 13a—15(e)/15d-15(e) Certification of Brian NeSmith

31.2	Rule 13a—15(e)/15d-15(e) Certification of Robert Verheecke

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On May 29, 2003, we filed a report on Form 8-K relating to financial information (and including accompanying financial statements) for Blue Coat Systems, Inc. for the fourth quarter of fiscal 2003 and for the fiscal year ended April 30, 2003, as presented in a press release of May 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Robert Verheecke
Robert Verheecke
Chief Financial and Accounting Officer

Dated: September 12, 2003