Form 10-Q
period 2003-10-31
BLUE COAT SYSTEMS INC
filed 2003-12-12
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT November 30, 2003
Common Stock, par value $.0001	10,458,796

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	October 31, 2003	April 30, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$36,339	$12,784
Short-term investments	1,440	10,538
Accounts receivable, net	4,045	8,080
Inventories	1,111	1,594
Prepaid expenses and other current assets	1,610	922

Total current assets	44,545	33,918

Property and equipment, net	2,119	3,024
Restricted investments	1,991	1,991
Other assets	1,006	1,059

Total assets	$49,661	$39,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,619	$616
Accrued payroll and related benefits	2,086	1,905
Deferred revenue	8,167	8,711
Other accrued liabilities	4,989	5,767

Total current liabilities	16,861	16,999

Accrued restructuring	4,419	5,116
Deferred revenue	1,620	1,100

Total liabilities	22,900	23,215

Commitments

Stockholders' equity:
Common stock	1	1
Additional paid-in capital	896,610	883,352
Treasury stock	(903)	(903)
Notes receivable from stockholders	(34)	(28)
Deferred stock compensation	(165)	(607)
Accumulated deficit	(868,751)	(865,051)
Accumulated other comprehensive income	3	13

Total stockholders' equity	26,761	16,777

Total liabilities and stockholders' equity	$49,661	$39,992

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net sales:
Products	$10,175	$8,913	$19,380	$17,862
Services	3,243	2,305	6,448	4,391

Total net sales	13,418	11,218	25,828	22,253
Cost of goods sold	4,553	4,473	8,695	9,058

Gross profit	8,865	6,745	17,133	13,195

Operating expenses:
Research and development	2,697	2,852	5,010	6,397
Sales and marketing	5,578	7,050	11,292	13,541
General and administrative	1,167	1,274	2,190	2,685
Legal settlement fees	1,100	—	1,100	—
Restructuring expense	856	—	856	—
Stock compensation	123	729	408	1,307

Total operating expenses	11,521	11,905	20,856	23,930

Operating loss	(2,656)	(5,160)	(3,723)	(10,735)
Interest income	87	147	172	296
Other expense	(28)	(55)	(57)	(13)

Net loss before income taxes	(2,597)	(5,068)	(3,608)	(10,452)
Provision for income taxes	(47)	(54)	(92)	(85)

Net loss	$(2,644)	$(5,122)	$(3,700)	$(10,537)

Basic and diluted net loss per common share	$(0.27)	$(0.58)	$(0.40)	$(1.21)

Shares used in computing basic and diluted net loss per common share	9,630	8,756	9,274	8,722

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended October 31,
	2003	2002

Operating Activities
Net loss	$(3,700)	$(10,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,219	1,457
Gain on disposition of equipment	(29)	—
Stock compensation	408	1,307
Restructuring expense	856	—
Interest on notes receivable from stockholders	(6)	(9)
Changes in operating assets and liabilities:
Accounts receivable	4,035	(1,600)
Inventories	483	112
Prepaid expenses and other current assets	(688)	675
Other assets	53	(14)
Deferred revenue	(24)	731
Accounts payable	1,008	(782)
Accrued liabilities	(2,150)	(3,368)

Net cash provided by (used in) operating activities	1,465	(12,028)

Investing Activities
Sales of investment securities, net	9,088	14,463
Proceeds from sales of equipment	39	—
Purchases of property and equipment	(329)	(632)

Net cash provided by investing activities	8,798	13,831

Financing Activities
Net proceeds from issuance of common stock	348	100
Net proceeds equity financing	12,944	—
Repayment of notes receivable	—	27
Repurchase of common stock from employees	—	(6)

Net cash provided by financing activities	13,292	121

Net increase (decrease) in cash and cash equivalents	23,555	1,924
Cash and cash equivalents at beginning of period	12,784	12,480

Cash and cash equivalents at end of period	$36,339	$14,404

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements and related notes as of October 31, 2003, and for the three- and six-month periods then ended, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our consolidated financial position, operating results and cash flows for the interim date and periods presented. Results for the three months ended October 31, 2003 are not necessarily indicative of results for the entire fiscal year or future periods.

The condensed consolidated balance sheet as of April 30, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended April 30, 2003 included in our Annual Report on Form 10-K filed with the SEC on July 29, 2003.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to our condensed consolidated financial position and results of operations. Our critical accounting estimates include (i) revenue recognition and related receivable allowances, (ii) warranty reserves, (iii) inventory and related reserves, (iv) restructuring liabilities, (v) income taxes, and (vi) contingencies.

Revenue Recognition

We recognize product revenue upon shipment, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable and collectability of the sales price is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until the obligations are met or acceptance is obtained. Revenues related to shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract.

Probability of collection is assessed on a customer by customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. During the course of the three months ended October 31, 2003 and 2002, we deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

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

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Changes in our warranty reserves for the three and six months ended October 31, 2003 were as follows (in thousands):

Total
Balance, April 30, 2003	$350
Warranties issued during the first quarter of 2004	62
Settlements made during the first quarter of 2004	(101)

Balance, July 31, 2003	311
Warranties issued during the second quarter of 2004	67
Settlements made during the second quarter of 2004	(103)

Balance, October 31, 2003	$275

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

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consist of the following (in thousands):

	October 31, 2003	April 30, 2003
Raw materials	$265	$701
Work-in-process	105	47
Finished goods	741	846

Total	$1,111	$1,594

Restructuring Liabilities

We have accrued various restructuring liabilities, through charges to “Restructuring Expenses”, related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in our condensed consolidated financial statements (See Note 2). Our restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. These conditions may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination.

Income Taxes

We use the liability method to account for income taxes as required by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Contingencies

From time to time we are involved in various claims and legal proceedings (See Note 3). Periodically, we review the status of each significant matter and assess our potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation. As additional information becomes available, we will reassess the probability and potential liability related to our pending litigation, which could materially impact our results of operations and financial position.

Stock-Based Compensation

We account for stock-based awards granted to (i) employees and officers using the intrinsic value method and (ii) non-employees using the fair value method.

Under the intrinsic value method, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized as prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”, under the fair value method, costs are measured on the earlier of either a performance commitment or the completion of performance by the non-employee provider of goods or services, and are determined based on estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the pro forma effect on net loss and net loss per share for the three and six months ended October 31, 2003 and 2002 had we applied the fair value method to account for stock-based awards to employees (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net loss, as reported	$(2,644)	$(5,122)	$(3,700)	$(10,537)
Stock-based employee compensation expense included in the determination of net loss, as reported	123	729	408	1,307
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(2,594)	(4,353)	(5,806)	(9,112)

Pro forma net loss	$(5,115)	$(8,746)	$(9,098)	$(18,342)

Basic and diluted net loss per common share:
As reported	$(0.27)	$(0.58)	$(0.40)	$(1.21)

Pro forma	$(0.53)	$(1.00)	$(0.98)	$(2.10)

Recent Accounting Pronouncements

On July 31, 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, “Software Revenue Recognition,” to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software.” EITF Issue No. 03-5 discusses that software deliverables are within the scope of SOP 97-2, as are non-software deliverables for which the related software is essential to the functionality of the non-software deliverables. EITF Issue No. 03-5 is effective for fiscal periods beginning after August 2003. We do not expect the adoption of EITF Issue No. 03-5 to have a material impact on our financial position, results of operations or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIEs created after January 31, 2003, and will be effective January 31, 2004 for enterprises with VIEs created before February 1, 2003. We believe we have no investments in, or contractual or other business relationships with, VIEs. Therefore, the adoption of FIN 46 had no effect on our consolidated financial position as of October 31, 2003 or the results of our operations for the three and six months ended October 31, 2003.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation. In addition, Statement 148 requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported results of operations, including per share amounts, in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were effective immediately upon issuance in December 2002. As of October 31, 2003, we have no immediate plans to adopt the fair value method of accounting for stock-based employee compensation.

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

In November 2002, the FASB’s EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 were effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and our adoption of EITF Issue No. 00-21 on August 1, 2003 had no impact on our consolidated financial position and results of operations.

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

Note 2. Restructuring Charges

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and to further align our organization with market conditions, future revenue expectations and our planned future product direction. In connection with this restructuring program, we implemented a reduction in workforce of approximately 200 employees, which represented approximately 45% of our workforce. We accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facilities will be

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adjusted. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002, for the remainder of the term of the original lease at a rental price consistent with our initial estimates. Due to its financial difficulties, the tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is again vacant and available for subleasing. As a result, we revised and increased our restructuring accruals for abandoned space by $1.6 million during fiscal 2003 based on new market trend information provided by a commercial real estate broker. We also reduced our estimates for contract termination costs by $0.3 million during fiscal 2003, as we were able to negotiate lower settlement amounts than originally estimated. During the second quarter of fiscal 2004, we further increased our restructuring accruals for abandoned space by $0.9 million to reflect another revision of market trend information provided by a commercial real estate broker. As of October 31, 2003, substantially all severance costs related to domestic and international employees had been paid and $7.4 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

Changes in our restructuring accruals are as follows (in thousands):

	Abandoned Space	Contract Termination and Other	Total
Balances as of April 30, 2003	$7,989	$48	$8,037
Cash payments	(722)	—	(722)

Balances as of July 31, 2003	7,267	48	7,315
Cash payments	(748)	—	(748)
Additions	856	—	856

Balances as of October 31, 2003	7,375	48	7,423
Less: current portion which is included in “Other accrued liabilities”	2,972	32	3,004

Long-term accrued restructuring reserve	$4,403	$16	$4,419

Note 3. Litigation

Beginning on May 16, 2001, a series of putative securities class actions were filed against the firms that underwrote our initial public offering, us, and some of our officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in the Florida case dismissed us and individual officers and directors from the action without prejudice. The complaints in the New York and Florida cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that we and our current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 Registration Statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 19, 1999 and December 6, 2000. A lead plaintiff has been appointed for the consolidated cases pending in New York. On April 19, 2002 plaintiffs filed an amended complaint.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against us, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss. . On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order did not dismiss any claims against us. As a result, discovery may now proceed. Our officers and directors have been dismissed without prejudice in this litigation

A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We believe the outcome would not have a material adverse effect on our business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. (“NCT”) filed suit against us and others in the United States District Court for the Northern District of California, alleging infringement of certain patents owned by NCT. The lawsuit was styled Network Caching Technology LLC vs. Novell, Inc. et al., Case No. CV-01-2079. On October 29, 2003, Blue Coat and NCT entered into a settlement agreement by which Blue Coat received a fully paid up license under the NCT patents for all Blue Coat products and services and a full and complete release from any and all claims of liability for any actual or alleged past and present infringement of the NCT patents. As consideration for the license rights and release, we paid a total of $1.1 million expensed as a separate line item on our statement of operations named “ Legal settlement fees”. The Order of Dismissal regarding all causes of action between NCT and Blue Coat was entered November 14, 2003.

From time to time and in the ordinary course of business, we may be subject to various other claims and litigation. In the opinion of management, final judgments from such other pending claims and litigation, if any, against us will not have a material adverse effect on our consolidated financial position, results of operations, or financial condition.

Note 4. Equity Financing

On September 18, 2003 we sold 1,311,807 shares of common stock, $.0001 par value per share, to investment funds and an individual affiliated with Sprout Group, a venture capital affiliate of Credit Suisse First Boston at a price of $9.91 per share. The share price was determined using the average closing price per share of Blue Coat’s common stock on the Nasdaq National Market over the five (5) trading days ending on the trading date prior to the date of closing. The offering resulted in net proceeds of approximately $13 million, which will be used for general corporate purposes including capital expenditures, acquisitions, working capital and any other purpose that we may specify in any subsequent filing. The shares of common stock issued in the transaction have not been registered under the Securities Act of 1933 and may not be offered or sold in the absence of a registration statement in effect with respect to the securities under the Securities Act of 1933 or an applicable exemption from registration requirements. See Part II Other Information, Item 2 “Changes in Securities and Use of Proceeds” included in this Quarterly Report on Form 10-Q for further discussion.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Comprehensive Loss

We report comprehensive loss in accordance with FASB SFAS No. 130, “Reporting Comprehensive Income.” Included in other comprehensive income (loss) are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income” in the stockholders’ equity section of the balance sheet.

Significant components of our comprehensive loss are as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net loss	$(2,644)	$(5,122)	$(3,700)	$(10,537)
Unrealized gains (losses) on available-for-sale securities	—	18	(10)	39

Comprehensive loss	$(2,644)	$(5,104)	$(3,710)	$(10,498)

Note 6. Per Share Amounts

Basic net loss per common share and diluted net loss per common share are presented in conformity with FASB SFAS No. 128, “Earnings Per Share,” for all periods presented. Basic per share amounts are computed by using the weighted average number of shares of our common stock, less the weighted average number of common shares subject to repurchase, outstanding during the period. Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) conversion of dilutive convertible instruments. However, diluted net loss per share is the same as basic net loss per share in the periods presented in the accompanying consolidated statements of operations because loss from operations is the “control number” in determining whether potential common shares are included in the calculation. Consequently, the impact of (i) including common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants and (iii) the assumed conversion of convertible instruments were not dilutive to loss from operations. The total number of shares excluded from the calculation of diluted net loss per common share was 1,035,768 and 305,010 for the three months ended October 31, 2003 and 2002, respectively and 814,786 and 163,960 for the six months ended October 31, 2003 and 2002, respectively.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Weighted-average shares of common stock outstanding	9,633	8,817	9,277	8,804
Less: Weighted average shares of common stock subject to repurchase	(3)	(61)	(3)	(82)

Weighted average common shares used in computing basic and diluted net loss per share	9,630	8,756	9,274	8,722

Note 7. Geographic and Product Category Information Reporting

We operate in one segment to design, develop, market and support secure proxy appliances. Our chief operating decision maker makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. Our sales consist of three product categories: Web security products, legacy products and services. Total international revenue consists of sales from our U.S. operations to non-affiliated customers in other geographic regions. During the three and six months ended October 31, 2003 and 2002, there were no intra-company sales, and no material long-lived assets were located in any of our foreign operations.

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

Sales are attributed to geographic areas based on the location of the customers. The following is a summary of net sales by geographic area (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
North America	$8,120	$6,074	$15,566	$11,659
Europe	3,807	3,075	7,118	5,968
Asia	1,491	2,069	3,144	4,626

Total net sales	$13,418	$11,218	$25,828	$22,253

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of net sales by product category (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Products:
Web Security	$9,726	$7,712	$18,506	$14,624
Legacy	449	1,201	874	3,238

	10,175	8,913	19,380	17,862
Services	3,243	2,305	6,448	4,391

Total net sales	$13,418	$11,218	$25,828	$22,253

Note 8. Lease Commitments

We lease certain facilities and equipment under non-cancelable operating leases. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. As of October 31, 2003, future minimum lease payments under operating leases having an initial term in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2004	$1,432	$1,099	$2,531
2005	2,932	1,984	4,916
2006	3,023	477	3,500
2007	1,018	—	1,018
2008	258	—	258

Total minimum lease payments	$8,663	$3,560	$12,223

Of the $8.7 million in total operating lease commitments for abandoned facilities, as summarized above, $7.4 million is included in the captions “Other accrued liabilities” and “Accrued restructuring” in the accompanying condensed consolidated balance sheet at October 31, 2003. The remaining $1.3 million represents estimated sublease income.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Subsequent Events

On November 14, 2003 we completed the acquisition of Ositis Software, Inc. (“Ositis”), a developer of security and Internet access software and appliance solutions that provide customers with a complete system to safeguard and connect networked devices. Purchase consideration consisted of approximately 0.4 million shares of our common stock valued at $6.7 million and approximately $1.1 million in cash. This transaction will be accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations,” and the purchase price will be allocated to our assets and liabilities based upon the fair value of net assets acquired and liabilities assumed. Due to the recent timing of the acquisition, the final purchase price allocation has not yet been determined. We expect the Ositis acquisition, through the integration of Ositis’ eShield and Web antivirus appliance into our existing product portfolio, to allow us to provide complete control for all enterprise Internet communications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, product acceptance, product and sales development, future operating results, and cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty in the secure proxy appliance market, technological changes, increased competition, inability to implement our distribution strategy, uncertainty in future operating results, inability to integrate acquired companies, fluctuations in quarterly operating results, unpredictable macroeconomic conditions, product concentration, systems implementation, undetected product errors, increased litigation, inability to raise additional capital, inability to introduce new products, inability to defend our intellectual property rights, inability to attract and retain key employees, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings.

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net Sales:
Products	75.8%	79.5%	75.0%	80.3%
Services	24.2	20.5	25.0	19.7

Total net sales	100.0	100.0	100.0	100.0
Cost of goods sold	33.9	39.9	33.7	40.7

Gross profit	66.1	60.1	66.3	59.3

Operating expenses:
Research and development	20.1	25.4	19.4	28.7
Sales and Marketing	41.6	62.8	43.7	60.9
General and administrative	8.7	11.4	8.5	12.1
Legal settlement fees	8.2	0.0	4.3	0.0
Restructuring expense	6.4	0.0	3.3	0.0
Stock compensation	0.9	6.5	1.6	5.9

Total operating expenses	85.9	106.1	80.7	107.5

Operating Loss	(19.8)	(46.0)	(14.4)	(48.2)
Interest income	0.6	1.3	0.7	1.3
Other income (expense)	(0.2)	(0.5)	(0.2)	(0.1)

Net loss before income taxes	(19.4)	(45.2)	(14.0)	(47.0)
Provision for income taxes	(0.4)	(0.5)	(0.4)	(0.4)

Net loss	(19.7)%	(45.7)%	(14.3)%	(47.4)%

Overview

Blue Coat™ Systems, Inc., also referred to in this report as “we”, “us” or the “Company”, was incorporated in Delaware on March 16, 1996. We are focused on the secure proxy appliance market. Blue Coat Systems provides secure proxy appliances that control user communications over the Internet. Our ProxySG™ appliances integrate advanced proxy functionality with security services such as content filtering, instant messaging control and Web virus scanning, without impacting network performance.

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

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	Revenue recognition and related receivable allowances;

•	Warranty reserves;

•	Inventory and related reserves;

•	Restructuring liabilities;

•	Income taxes; and

•	Contingencies.

Revenue Recognition and Related Receivable Allowances. We recognize product revenue upon shipment, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable and collectability of the sales price is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until the obligations are met or acceptance is obtained. Revenues related to shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract.

Probability of collection is assessed on a customer by customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. During the course of the three months ended October 31, 2003 and 2002, we deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

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

Inventory and Related Reserves Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional reserves and other charges against earnings may be required. If actual market conditions are more favorable than projected, prior reserves for excess and obsolete inventories could be reduced providing a positive impact on our reported results. See Item 1, Note 1 “Summary of Significant Accounting Policies – Inventories” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Restructuring Liabilities. We have accrued various restructuring liabilities, through charges to “Restructuring Expenses”, related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in our condensed consolidated financial statements. Our restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. These conditions may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination. See Item 1, Note 2 “Restructuring Charges” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Income Taxes. We use the liability method to account for income taxes as required by the FASB SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Contingencies. From time to time we are involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation. As additional information becomes available, we will reassess the probability and potential liability related to our pending litigation, which could materially impact our results of operations and financial position. See Item 1, Note 3 “Litigation” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Results of Operations

Net Sales. Net sales increased to $13.4 million for the three months ended October 31, 2003 from $11.2 million for the three months ended October 31, 2002. Net sales increased to $25.8 million for the six months ended October 31, 2003 from $22.3 million for the six months ended October 31, 2002. These increases were primarily attributable to an increase in sales of our higher end products and our support services and to increased other product revenue.

As a result of our focus on increasing the use of indirect channels, one of our distributors accounted for 35.3% and 19.9% of sales in the three months ended October 31, 2003 and 2002, respectively.

Net sales for the three months ended October 31, 2003 were $8.1 million from North America, or 60.5% of net sales, $3.8 million from Europe, or 28.4% of net sales, and $1.5 million from Asia, or 11.1% of net sales. Net sales for the three months ended October 31, 2002 were $6.1 million from North America, or 54.1% of net sales, $3.1 million from Europe, or 27.4% of net sales, and $2.1 million from Asia, or 18.5% of net sales. Net sales for the six months ended October 31, 2003 were $15.6 million from North America, or 60.3% of net sales, $7.1 million from Europe, or 27.6% of net sales, and $3.1 million from Asia, or 12.2% of net sales. Net sales for the six months ended October 31, 2002 were $11.7 million from North America, or 52.4% of net sales, $6 million from Europe, or 26.8% of net sales, and $4.6 million from Asia, or 20.8% of net sales. Revenues in North America have been growing quarter over quarter for the past three quarters, revenues in Europe have been growing quarter over quarter for the past two quarters, and revenues in Asia have been decreasing. We believe that our revenues in most of Asia will continue at these lower levels as the market for our Web security products is less developed in Asia than in North America and Europe.

Net sales for the three months ended October 31, 2003 were $9.7 million from our Web security products, or 72.5% of net sales, $0.4 million from our legacy products, or 3.3% of net sales, and $3.3 million from services, or 24.2% of net sales. Net sales for the three months ended October 31, 2002 were $7.7 million from our Web security products, or 68.8% of net sales, $1.2 million from our legacy products, or 10.7% of net sales, and $2.3 million from services, or 20.5% of net sales. Net sales for the six months ended October 31, 2003 were $18.5 million from our Web security products, or 71.7% of net sales, $0.9 million from our legacy products, or 3.4% of net sales, and $6.4 million from services, or 24.9% of net sales. Net sales for the six months ended October 31, 2002 were $14.6 million from our Web security products, or 65.7% of net sales, $3.2 million from our legacy products, or 14.6% of net sales, and $4.4 million from services, or 19.7% of net sales. We have become increasingly reliant upon our Web security product sales for future revenue, and anticipate that our legacy product revenue will continue to decrease and may even cease. Due to uncertain economic conditions, our visibility of the near-term demand for our products is limited; however, we currently anticipate that we may see modest net sales growth in the next several quarters.

Gross Profit. Gross profit increased to $8.9 million for the three months ended October 31, 2003 from $6.7 million for the three months ended October 31, 2002. Gross profit increased to $17.1 million for the six months ended October 31, 2003 from $13.2 million for the six months ended October 31, 2002. These increases in gross profit were primarily due to increased sales during the period. Gross profit as a percentage of net sales increased to 66.1% for the three months ended October 31, 2003 from 60.1% for the three months ended October 31, 2002. Gross profit as a percentage of sales increased to 66.3% for the six months ended October 31, 2003 from 59.3% for the six months ended October 31, 2002. The increase in gross profit as a percentage of sales for the three and six months ended October 31, 2003 was the result of lower fixed manufacturing and support costs in fiscal 2004 and continued reduction in the cost of components used in our products.

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

Research and Development. Research and development expenses consist primarily of salaries, benefits, and prototype costs. Research and development expenses decreased to $2.7 million for the three months ended October 31, 2003 from $2.9 million for the three months ended October 31, 2002 and to $5.0 million for the six months ended October 31, 2003 from $6.4 million for the six months ended October 31, 2002. The decrease in research and development expenses in absolute dollars is primarily attributable to a decrease in staffing. Research and development headcount decreased to 62 at October 31, 2003 from 76 at October 31, 2002. The decrease in research and development headcount at October 31, 2003 compared to October 31, 2002 is the result of our continued efforts to reduce costs in our research and development organization. As a percentage of net sales, research and development expenses decreased to 20.1% for the three months ended October 31, 2003 from 25.4.% for the three months ended October 31, 2002 and to 19.4% for the six months ended October 31, 2003 from 28.7% for the six months ended October 31, 2002. The decrease in research and development expenses as a percentage of net sales occurred due to the significant reduction in research and development headcount in the fourth quarter of fiscal 2002 and continued smaller reductions in headcount over the past year. In the three months ended October 31, 2002, we received a $0.2 million tax refund for fiscal 2000 scientific research and experimental development (SR&ED) expenditures made by our research and development office in Canada, which were recorded as a reduction of research and development expense. Should demand for our products continue to increase, and after we realize potential efficiencies within our research and development organization, we expect to increase our research and development expenses in absolute dollars and increase headcount within the research and development organization to provide for the development of new products. However, should sales decline in future periods, we may implement additional cost reduction programs to further reduce our research and development expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, commissions, and promotional expenses. Sales and marketing expenses decreased to $5.6 million for the three months ended October 31, 2003 from $7.1 million for the three months ended October 31, 2002 and to $11.3 million for the six months ended October 31, 2003 from $13.5 million for the six months ended October 31, 2002. The decreases in sales and marketing expenses in absolute dollars were related to reductions in headcount. Sales and marketing headcount decreased to 81 at October 31, 2003 from 95 at October 31, 2002. As a percentage of net sales, sales and marketing expenses decreased to 41.6% for the three months ended October 31, 2003 from 62.8% for the three months ended October 31, 2002 and to 43.7% for the six months ended October 31, 2003 from 60.9% for the six months ended October 31, 2002. The decreases in sales and marketing expenses as a percentage of net sales were due to our cost reduction programs. Should demand for our products continue to increase, and after we realize potential efficiencies within our sales and marketing organization, we expect to increase our sales and marketing expenses in absolute dollars in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels. However, should sales decline in future periods, we may implement additional cost reduction programs to further reduce our sales and marketing expenses.

General and Administrative. General and administrative expenses decreased to $1.2 million for the three months ended October 31, 2003 from $1.3 million for the three months ended October 31, 2002 and to $2.2 million for the six months ended October 31, 2003 from $2.7 million for the six months ended October 31, 2002. The decrease in general and administrative expenses in absolute dollars was related to decreased headcount. General and administrative headcount decreased to 24 at October 31, 2003 from 28 at October 31, 2002. As a percentage of net sales, general and administrative expenses decreased to 8.7% for the three months ended October 31, 2003 from 11.4% for the three months ended October 31, 2002 and to 8.5% for the six months ended October 31, 2003 from 12.1% for the six months ended October 31, 2002. The decrease in general and administrative expenses as a percentage of net sales was a result of continued efforts to reduce costs in our general and administrative organizations. Should demand for our products continue to increase, and after we have realized potential efficiencies within our current general and administrative organization, we expect to increase general and administrative expenses in absolute dollars and increase headcount to manage expanding operations and facilities. However, should sales decline in future periods, we may implement additional cost reduction programs to further reduce our general and administrative expenses.

Legal Settlement Fees. Legal settlement fees were $1.1 million for the three months ended October 31, 2003 as the result of a settlement made with Network Caching Technology L.L.C. to avoid further litigation risks and expenses. See Item 1, Note 3 “Litigation” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Stock Compensation. Stock compensation expense decreased to $0.1 million for the three months ended October 31, 2003 from $0.7 million for the three months ended October 31, 2002 and to $0.4 million for the six months ended October 31, 2003 from $1.3 million for the six months ended October 31, 2002. Stock compensation expense reflects the amortization of non-cash deferred stock compensation, as well as charges associated with stock options and warrants granted to non-employees for services and modifications to stock-based awards for certain departed employees. Stock compensation expense decreased for the three months ended October 31, 2003 compared to the three months ended October 31, 2002 as a result of decreased headcount and decreased amortization of deferred stock compensation for remaining employees. Our policy is to amortize such deferred stock compensation using a graded method. Graded amortization methods result in greater amortization in earlier years, and most of our deferred stock compensation was recorded in connection with our November 1999 initial public offering, certain below-market option grants in fiscal 2001 and unvested options assumed in our December 2000 acquisition of Entera Inc.

Interest Income and Other Income. Interest income was $0.1 million for the three months ended October 31, 2003 and 2002. Interest income was slightly lower in the three months ended October 31, 2003 due to lower cash balances at the beginning of the quarter and lower interest rates earned on our cash equivalents and short-term investments.

Reorganization Plans

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and further align our organization with market conditions, future revenue expectations and our planned future product direction at that time. In connection with this restructuring plan, we implemented a reduction in workforce of approximately 200 employees. We accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility will be adjusted. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our initial estimates. Due to its financial difficulties, the tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is currently vacant and available for subleasing. As a result, we revised and increased our estimated restructuring accruals for abandoned space by $1.6 million during fiscal 2003 based on new market trend information provided by a commercial real estate broker. We also reduced our estimates for contract termination costs by $0.3 million during fiscal 2003, as we were able to negotiate lower settlement amounts than originally estimated. During the second quarter of fiscal 2004, we further increased our restructuring accruals for abandoned space by $0.9 million to reflect another revision of market trend information provided by a commercial real estate broker. As of October 31, 2003, substantially all severance costs related to domestic and international employees had been paid, and approximately $7.4 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

Changes in our restructuring accruals are as follows (in thousands):

	Abandoned Space	Contract Termination and Other	Total
Balances as of April 30, 2003	$7,989	$48	$8,037
Cash payments	(722)	—	(722)

Balances as of July 31, 2003	7,267	48	7,315
Cash payments	(748)	—	(748)
Additions	856	—	856

Balances as of October 31, 2003	7,375	48	7,423
Less: current portion which is included in “Other accrued liabilities”	2,972	32	3,004

Long-term accrued restructuring reserve	$4,403	$16	$4,419

We believe the restructuring programs have achieved the expense reductions we desired, although the anticipated savings from the reduced headcount or facility consolidations may in the future be mitigated by changes in circumstances or subsequent increases in headcount and facilities related to our operating requirements. See Item 1, Note 2 “Restructuring Charges” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures through private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock. As of October 31, 2003, we had $36.3 million in cash and cash equivalents, $1.4 million in short-term investments, $2.0 million in restricted investments and $27.7 million in working capital.

Net cash provided by (used in) our operating activities was $1.5 million for the six months ended October 31, 2003 and $(12.0 million) for the six months ended October 31, 2002. Net cash provided by operating activities for the six months ended October 31, 2003 was primarily due to significant collections of customer receivables offset by cash used to fund our net losses from operations and cash used to fund the legal settlement. The amount of cash collected from customers as a percentage of our revenues in the quarters ended July 31, 2003 and October 31, 2003 was significantly higher than in preceding quarters. We do not anticipate that we will experience cash collections at this level in future quarters and we project we will use cash to fund our operating activities for the next several quarters.

We implemented a strategic restructuring plan in the fourth quarter of our fiscal 2002 with the goal of reducing our net cash used in operating activities beginning with the first quarter of fiscal 2003, and we continued to make reductions in fiscal 2003 which have further lowered the cash used in our operating activities. Cash used in operating activities for the six months ended October 31, 2003 and 2002 includes $1.5 million and $2.0 million, respectively, of payments against accrued restructuring liabilities related to terminated and vacated facilities leases. We expect to make payments of approximately $3.0 million against our accrued restructuring liabilities over the next 12 months.

Net cash provided by investing activities was $8.8 million for the six months ended October 31, 2003 and $13.8 million for the six months ended October 31, 2002. Net cash provided by investing activities for the six months ended October 31, 2003 and 2002 was primarily due to sales of short-term investments of approximately $9.1 million and $14.5 million, respectively, partially offset by purchases of property and equipment of approximately $0.3 million and $0.6 million, respectively. In the future, we expect that any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities. During the six months ended October 31, 2003 and 2002, our capital expenditures consisted primarily of purchases of computer equipment and software, furniture and leasehold improvements.

Net cash provided by financing activities was $13.3 million and $0.1 million for the six months ended October 31, 2003 and 2002, respectively. The net cash provided by our financing activities for the six months ended October 31, 2003 was primarily due to a private equity financing. On September 18, 2003 we raised $13.0 million from the sale of 1,311,807 shares of our common stock to investment funds and an individual affiliated with Sprout Group, a venture capital affiliate of Credit Suisse First Boston. See Item 1, Note 4 “Equity Financing” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Our contractual operating lease commitments as of October 31, 2003 for the next five years were as follows:

Year ending April 30,	Abandoned	In Use	Total
2004	$1,432	$1,099	$2,531
2005	2,932	1,984	4,916
2006	3,023	477	3,500
2007	1,018	—	1,018
2008	258	—	258

Total minimum lease payments	$8,663	$3,560	$12,223

We lease certain equipment and office facilities under various noncancelable operating leases that expire at various dates through 2008. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases. As of October 31, 2003, we did not have any other significant contractual obligations or commercial commitments.

As of October 31, 2003, we continue to have no outstanding debt and we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor did we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We have suffered recurring losses from operations and currently project that such losses will continue on a GAAP basis at least through fiscal 2004. Our current business plan for fiscal 2004 reflects continued initiatives to increase revenue and realize the benefit of reductions in employee headcount and occupancy costs, and such business plan projects that the amount of our quarterly net loss will decline from quarter to quarter. As a result, our cash, cash equivalent and short-term investment balances as of October 31, 2003 are projected to be sufficient to fund the excess of expenses over revenue and allow us to continue as a going concern through at least April 30, 2004. Although we cannot guarantee that planned results will be obtained in fiscal 2004, we believe that our planned revenue and expense assumptions are achievable. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we could be unable to continue our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

New Accounting Pronouncements

On July 31, 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, “Software Revenue Recognition,” to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software.” EITF Issue No. 03-5 discusses that software deliverables are within the scope of SOP 97-2, as are non-software deliverables for which the related software is essential to the functionality of the non-software deliverables. EITF Issue No. 03-5 is effective for fiscal periods beginning after August 2003. We do not expect the adoption of EITF Issue No. 03-5 to have a material impact on our financial position, results of operations or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIEs created after January 31, 2003, and will be effective January 31, 2004 for enterprises with VIEs created before February 1, 2003. We believe we have no investments in, or contractual or other business relationships with, VIEs. Therefore, the adoption of FIN 46 had no effect on our consolidated financial position as of October 31, 2003 or the results of our operations for the three and six months ended October 31, 2003.

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

In November 2002, the FASB’s EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 were effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and our adoption of EITF Issue No. 00-21 on August 1, 2003 had no impact on our consolidated financial position and results of operations.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our business, financial condition and results of operations could be seriously harmed by any of the following risks. In addition the trading price of our common stock could decline due to any of the following risks.

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

During the second quarter of fiscal 2004, over ninety percent of our revenue was generated through sales to our sales channel partners, which include distributors, resellers and system integrators. We increasingly depend upon these partners to generate sales opportunities and to independently manage the entire sales process. We provide our sales channel partners with specific programs to assist them in this process, but there can be no assurance that these programs will be effective or that our sales channel partners will be able to generate increasing revenues to us without significant additional investment on our part. In addition, our sales channel partners may be unsuccessful in selling our products and services, may sell products and services that are competitive with ours, may devote more resources to competitive products and may cease selling our products and services altogether. To achieve profitability, we require our sales to grow without a commensurate increase in sales costs. Increasing sales through our sales channel partners is our primary strategy for achieving this. If we fail to create additional sales through our sales channel partners, our business will be seriously harmed.

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

We incurred net losses of $2.6 million and $5.1 million for the three months ended October 31, 2003 and 2002, respectively. As of October 31, 2003, we had an accumulated deficit of $868.8 million. We have not had a profitable quarter since our inception and we expect to continue to incur GAAP net losses on a quarterly basis in the near future. Our current business plan for 2004 reflects continued initiatives to increase revenue and realize the benefit of reductions in employee headcount and occupancy costs, and such business plan projects that the amount of our quarterly net loss will decline from quarter to quarter. Although we cannot guarantee that planned results will be obtained in fiscal 2004, we believe that our planned revenue and expense assumptions are achievable. However, if we continue to incur significant operating expenses and cannot generate significant revenues, we may never achieve profitability.

If we are unable to successfully integrate recently acquired Ositis Software, Inc., our ability to execute our business strategy and timely deliver new products to market could be harmed.

We completed our acquisition of Ositis Software, Inc. on November 14, 2003. If we fail to develop and integrate the technology of this company into our products and services, our quarterly and annual operating results may be adversely affected. Other risks we may face with respect to the acquisition of Ositis Software, Inc. include the potential disruption of our ongoing business and distraction of management; the difficulty of assimilating and retaining personnel; the maintenance of uniform standards, corporate cultures, controls, procedures and policies; difficulties in integrating the operations, technologies, and products; insufficient revenues to offset increased expenses associated with the acquisition; potential difficulties in completing projects associated with in-process research and development; coordinating and integrating sales and marketing efforts to effectively communicate the capabilities of the combined company; cross selling related products to each other’s customers; and managing the combined sales force. Our inability to address any of these risks successfully could harm our business.

We may also make additional acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management’s attention, loss of key employees of acquired companies and substantial transaction costs. Some of the products acquired may require significant additional development before they can be marketed and may not generate revenue at levels anticipated by us. Moreover, future acquisitions by us may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant amortization expense. Any of these problems or factors could seriously harm our business.

Charges to earnings resulting from the acquisition of Ositis Software, Inc., including the application of the purchase method of accounting and restructuring and integration costs, may materially adversely affect the market value of our common stock.

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we will account for the acquisition of Ositis Software, Inc. using the purchase method of accounting. Accordingly, the combined company will allocate the total estimated purchase price to Ositis Software Inc.’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and record the excess of the purchase price over those fair values as goodwill. The combined company’s financial results, including earnings/(loss) per share, could be adversely affected by a number of financial adjustments required by U.S. GAAP, including the following:

•	The portion of the purchase price allocated to in-process research and development will be expensed by the combined company in the quarter in which the merger is completed.

•	The combined company will incur additional amortization expense over the estimated useful lives of certain of the identifiable intangible assets acquired in connection with the merger.

•	To the extent the value of goodwill and intangible assets becomes impaired, the combined company may be required to incur material charges relating to its impairment of those assets.

•	The portion of the existing deferred revenues on Ositis Software Inc.’s balance sheet at the closing of the merger, which predominately represents deferred maintenance revenue, will be adjusted, based on estimated cost to deliver plus an appropriate gross margin, and the unallocated portion of deferred revenue will be recorded as goodwill.

These adjustments may negatively impact our earnings, which may have a material adverse effect on the price of our common stock.

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

Unpredictable macroeconomic conditions could adversely impact our existing and potential customers’ ability and willingness to purchase our products, which would cause a decline in our sales.

Although we saw modest growth in revenue in the quarter ended October 31, 2003 when compared to the prior quarter, there is uncertainty relating to the prospects for near-term U.S. economic growth and growth within the international markets. This uncertainty could possibly contribute to delays in decision-making by our existing and potential customers and a resulting decline in our sales. Continued uncertainty or a decrease in corporate spending could result in a decline to our sales and our operating results could be below our expectations and the expectations of public market analysts and investors.

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

Failure to improve our infrastructure may adversely affect our business. We will need to improve and implement new systems, procedures and controls, which could be time-consuming and costly.

We must continue to implement and maintain a variety of operational, financial and management information systems, procedures and controls. The enactment of the Sarbanes-Oxley Act of 2002 and final and anticipated Securities and Exchange Commission regulations in 2002 and 2003 will require us to devote additional resources to our operational, financial and management information systems, procedures and controls to ensure our continued compliance with current and future laws and regulations. If we are unable to implement and maintain appropriate operational, financial and management information systems, procedures and controls, this could have a material adverse effect on our business, results of operations and financial condition. Our ability to successfully implement our business plan requires an effective planning and management process.

Our ability to compete effectively and to manage future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis. Our current or planned systems, procedures and controls may not be adequate to support our future operations. We need to continue to improve existing and implement new operational and financial systems, procedures and controls. Any delay in the implementation of or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

Our use of rolling forecasts could lead to excess or inadequate inventory, or result in cancellation charges or penalties, which could seriously harm our business.

We use rolling forecasts based on anticipated product orders and product order history to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, as we experienced in the past, we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

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

Beginning on May 16, 2001, a series of putative securities class actions were filed against the firms that underwrote our initial public offering, us, and some of our officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in the Florida case dismissed us and individual officers and directors from the action without prejudice. The complaints in the New York and Florida cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that we and our current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 Registration Statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 19, 1999 and December 6, 2000. A lead plaintiff has been appointed for the consolidated cases pending in New York. On April 19, 2002 plaintiffs filed an amended complaint.

Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against us, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss. . On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order did not dismiss any claims against us. As a result, discovery may now proceed. Our officers and directors have been dismissed without prejudice in this litigation

A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We believe the outcome would not have a material adverse effect on our business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

We may incur net losses or increased net losses if we are required to record additional significant accounting charges related to excess facilities that we are unable to sublease.

We have existing commitments to lease office space in Sunnyvale, California and Redmond, Washington in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area and the Seattle Area has developed such a large excess inventory of office space that we believe we will be unable to sublease a substantial portion of our excess office space in the near future. Accordingly, in the fourth quarter of fiscal 2002, we recorded an excess facilities charge of $9.5 million, which represented the remaining lease commitments for vacant facilities, net of expected sublease income. As of October 31, 2003, $7.4 million of this accrued liability remains on the balance sheet. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our initial estimates. Due to its financial difficulties, our tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is currently vacant and available for subleasing. As a result, we revised and increased our restructuring accruals for abandoned space by approximately $1.6 million during fiscal 2003 based on then available market trend information provided by a commercial real estate broker. During the second quarter of fiscal 2004, we further increased our restructuring accruals for abandoned space by $0.9 million to reflect another revision of market trend information provided by a commercial real estate broker. We may be required to record additional charges if our existing tenant defaults on its lease obligation and if current market conditions for the commercial real estate market remain the same or worsen.

Our variable sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

Because customers have differing views on the strategic importance of implementing secure proxy appliances, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from one to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. The increasingly complex technological issues associated with secure proxy appliance solutions, combined with the macro-economic slowdown, contributed to longer sales cycles in fiscal years 2002 and 2003 and a resulting decline in our sequential quarterly sales through much of those periods. Even though we saw modest sales growth in the quarter ended October 31, 2003 we anticipate we may still experience order deferrals or loss of sales as a result of lengthening sales cycles.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we recently settled a suit that alleged infringement of certain U.S. patents by us. (See Item 1, Note 3 “Litigation” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

We develop intellectual property in areas where the laws may not be as developed as in the United States and thus may not protect our ownership of these intellectual properties.

We rely on a combination of copyright, patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. We currently operate in foreign locations and may increase the amount of research and development that is done internationally. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Should we be unable to defend our existing or developed intellectual property, or should the existing laws protecting intellectual property and its development deteriorate, our business and our results of operations would be adversely affected.

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

As of October 31, 2003, we had approximately $36.3 million in cash and cash equivalents and $1.4 million in short-term investments. On September 18, 2003 we sold 1,311,807 shares of common stock, $.0001 par value per share, to investment funds and an individual affiliated with Sprout Group, a venture capital affiliate of Credit Suisse First Boston, at a price of $9.91 per share. The offering resulted in net proceeds of approximately $13.0 million, which will be used for general corporate purposes including capital expenditures, acquisitions, working capital and any other purpose that we may specify in any subsequent filing. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for secure proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

We may not be able to generate a significant level of sales from the international markets in which we currently operate.

For the three months ended October 31, 2003, sales to customers outside of the United States and Canada accounted for approximately 39% of our net sales as compared to approximately 46% for the three months ended October 31, 2002. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. Revenues in North America have been growing quarter over quarter for the past three quarters, revenues in Europe have been growing quarter over quarter for the past two quarters, and revenues in most of Asia have been decreasing. We believe that our revenues in most of Asia will continue at these lower levels for some time as the market for our Web security products is less developed in Asia than in North America and Europe. The downsizing of our international operations as the result of our restructuring plans may further hinder our ability to increase our market concentration internationally. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed.

Our stock price is volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

Since our initial public offering in November 1999 through December 9, 2003, the closing market price of our common stock has fluctuated significantly, ranging from $2.25 to $823.45. The market price of our common stock may fluctuate significantly in response to the following factors:

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

We are dependent upon key personnel and we must attract, assimilate and retain other highly qualified personnel or our ability to execute our business strategy and generate sales could be harmed.

Our business could be seriously disrupted if we do not maintain the continued service of our senior management, research and development and sales personnel. We have hired several senior executives in the past two quarters and have experienced and may continue to experience transition in our management team. We expect that it will take time for our new management team to integrate into our company. All of our employees are employed on an “at-will” basis. Our ability to conduct our business also depends on our continuing ability to attract, hire, train and retain a number of highly skilled managerial, technical, sales, marketing and customer support personnel. New hires frequently require extensive training before they achieve desired levels of productivity, so a high employee turnover rate could seriously impair our ability to operate and manage our business.

We disclose or may disclose NON-GAAP financial information

We prepare and release quarterly unaudited financial statements in accordance with generally accepted accounting principles (“GAAP”). We have in the past and may in the future disclose and discuss certain non-GAAP financial information in the related earnings release and investor conference call. In the past this non-GAAP financial information excluded special charges, including the amortization of purchased intangibles, deferred stock compensation, in-process research and development expense, restructuring costs and excess facilities and asset impairment charges. We believe the disclosure of non-GAAP financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our quarterly earnings releases, and to read the associated reconciliation between such GAAP financial information and non-GAAP financial information, if any, disclosed in our quarterly earnings releases and investor calls.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 39% and 46% of total net sales for the three-month periods ended October 31, 2003 and 2002, respectively.

As of October 31, 2003, we had approximately $36.2 million invested primarily in certificates of deposit and fixed-rate, short-term corporate and U.S. government debt securities, which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of October 31, 2003, no significant changes have occurred since our Annual Report on Form 10-K for the year ended April 30, 2003.

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

(2) During the quarter ended October 31, 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on May 16, 2001, a series of putative securities class actions were filed against the firms that underwrote our initial public offering, us, and some of our officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in the Florida case dismissed us and individual officers and directors from the action without prejudice. The complaints in the New York and Florida cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that we and our current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 Registration Statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 19, 1999 and December 6, 2000. A lead plaintiff has been appointed for the consolidated cases pending in New York. On April 19, 2002 plaintiffs filed an amended complaint.

Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against us, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss. . On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order did not dismiss any claims against us. As a result, discovery may now proceed. Our officers and directors have been dismissed without prejudice in this litigation

A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We believe the outcome would not have a material adverse effect on our business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

On August 1, 2001, Network Caching Technology L.L.C. (“NCT”) filed suit against us and others in the United States District Court for the Northern District of California, alleging infringement of certain patents owned by NCT. The lawsuit was styled Network Caching Technology LLC vs. Novell, Inc. et al., Case No. CV-01-2079. On October 29, 2003, Blue Coat and NCT entered into a settlement agreement by which Blue Coat received a fully paid up license under the NCT patents for all Blue Coat products and services and a full and complete release from any and all claims of liability for any actual or alleged past and present infringement of the NCT patents. As consideration for the license rights and release, we paid a total of $1.1 million expensed as a separate line item on our statement of operations named “Legal settlement fees.” The Order of Dismissal regarding all causes of action between NCT and Blue Coat was entered November 14, 2003.

Item 2. Changes in Securities and Use of Proceeds

(c) Changes in Securities:

On September 18, 2003, we sold 1,311,807 shares of common stock at $9.91 per share for cash consideration in the aggregate amount of $13.0 million to investment funds and an individual affiliated with Sprout Group, a venture capital affiliate of Credit Suisse First Boston. The shares of common stock issued in the transaction have not been registered under the Securities Act of 1933 and were issued in reliance upon Regulation D of the Securities Act of 1933 based on the status of the purchasers as accredited investors.

(d) Use of Proceeds.

On November 19, 1999, we completed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-87997). There have been no changes to the disclosure contained in our report on Form 10-Q for the quarter ended October 31, 2003, regarding the use of proceeds generated by our initial public offering and of our common stocks. The $13.0 million received from the equity financing discussed above has been invested in investment grade securities be used for general corporate purposes including capital expenditures, acquisitions, working capital and any other purpose that we may specify in any subsequent filing.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on Tuesday, October 7, 2003 at our corporate headquarters in Sunnyvale, California. Of the 8,925,096 shares outstanding as of the record date, 6,948,308 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1) To elect the following four directors of the Board of Directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified:

	Votes for	Votes withheld
Brian M. NeSmith	6,428,054	520,254
Marc Andreessen	6,388,881	559,427
David W. Hanna	6,400,382	547,926
Andrew S. Rachleff	6,402,679	545,629

(2) To ratify the appointment of Ernst & Young LLP as independent accountants for our fiscal year ending April 30, 2004.

Votes for:	6,480,730
Votes against:	464,966
Votes abstaining:	2,612

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2003, by and among Blue Coat Systems, Inc., Riga Corp., Ositis Software, Inc., Vilis Ositis and Liana Abele (incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 28, 2003)

10.24	Offer Letter with David de Simone

10.25	Common Stock Purchase Agreement dated September 18, 2003 (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 22, 2003)

10.26	Registration Rights Agreement dated September 18, 2003 (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 22, 2003)

10.27	Technology License And Settlement Agreement dated October 29, 2003 by and between Network Caching Technology L.L.C and Blue Coat Systems, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian NeSmith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Verheecke

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

We filed two reports on Form 8-K during the quarter ended October 31, 2003. Information regarding the items reported on is as follows:

Date	Item Reported On

August 21, 2003	On August 21, 2003, we reported our results of operations (including accompanying financial statements) for our first quarter ended July 31, 2003.

September 22, 2003	On September 18, 2003, we sold 1,311,807 shares of common stock, $.0001 par value per share, to investment funds and an individual affiliated with Sprout Group, a venture capital affiliate of Credit Suisse First Boston.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC

/s/ Robert Verheecke

Robert Verheecke Chief Financial and Accounting Officer

Dated: December 12, 2003