Form 10-Q
period 2004-01-31
BLUE COAT SYSTEMS INC
filed 2004-03-12
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT February 27, 2004
Common Stock, par value $.0001	10,706,831

i

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	January 31,	April 30,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$35,137	$12,784
Short-term investments	80	10,538
Accounts receivable, net	7,806	8,080
Inventories	1,390	1,594
Prepaid expenses and other current assets	1,719	922

Total current assets	46,132	33,918

Property and equipment, net	2,203	3,024
Restricted investments	1,991	1,991
Goodwill	7,712	—
Identifiable intangible assets, net	2,001	—
Other assets	1,021	1,059

Total assets	$61,060	$39,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,531	$616
Accrued payroll and related benefits	2,484	1,905
Deferred revenue	8,905	8,711
Accrued acquisition costs	5,673	—
Other accrued liabilities	5,334	5,767

Total current liabilities	24,927	16,999

Accrued restructuring	3,775	5,116
Deferred revenue	1,769	1,100
Accrued acquisition costs, less current portion	212	—

Total liabilities	30,683	23,215

Commitments

Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	899,244	883,352
Treasury stock	(903)	(903)
Notes receivable from stockholders	(37)	(28)
Deferred stock compensation	(1,141)	(607)
Accumulated deficit	(866,789)	(865,051)
Accumulated other comprehensive income	2	13

Total stockholders’ equity	30,377	16,777

Total liabilities and stockholders’ equity	$61,060	$39,992

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net sales:
Products	$15,589	$9,200	$34,969	$27,062
Services	3,525	2,520	9,973	6,911

Total net sales	19,114	11,720	44,942	33,973
Cost of goods sold	5,577	4,119	14,272	13,177

Gross profit	13,537	7,601	30,670	20,796

Operating expenses:
Research and development	3,082	2,712	8,092	9,109
Sales and marketing	6,314	6,202	17,606	19,743
General and administrative	1,480	1,177	3,670	3,862
Legal settlement fees	—	—	1,100	—
Write-off of in-process technology	151	—	151	—
Amortization of intangible assets	152	—	152	—
Restructuring expense	—	1,273	856	1,273
Stock compensation	403	599	811	2,505

Total operating expenses	11,582	11,963	32,438	36,492

Operating income (loss)	1,955	(4,362)	(1,768)	(15,696)
Interest income	90	122	262	418
Other expense	(55)	(60)	(112)	(73)

Net income (loss) before income taxes	1,990	(4,300)	(1,618)	(15,351)
Provision for income taxes	(28)	(52)	(120)	(137)

Net income (loss)	$1,962	$(4,352)	$(1,738)	$(15,488)

Basic net income (loss) per common share	$0.19	$(0.50)	$(0.18)	$(1.77)

Diluted net income (loss) per common share	$0.16	$(0.50)	$(0.18)	$(1.77)

Shares used in computing basic net income (loss) per common share	10,455	8,790	9,668	8,745

Shares used in computing diluted net income (loss) per common share	12,286	8,790	9,668	8,745

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended January 31,
	2004	2003
Operating Activities
Net loss	$(1,738)	$(15,488)
Adjustments to reconcile net loss to net cash (provided by) used in operating activities:
Depreciation and amortization	1,806	2,227
Amortization of intangible assets	152	—
Write-off of in-process technology	151	—
Gain on disposition of equipment	(29)	—
Stock compensation	811	2,505
Restructuring expense	856	—
Interest on notes receivable from stockholders	(9)	(11)
Changes in operating assets and liabilities:
Accounts receivable	307	(2,905)
Inventories	204	325
Prepaid expenses and other current assets	(556)	642
Other assets	44	(4)
Deferred revenue	689	2,459
Accounts payable	1,920	(1,146)
Accrued liabilities	(2,517)	(3,688)

Net cash provided by (used in) operating activities	2,091	(15,084)

Investing Activities
Sales of investment securities, net	10,447	11,981
Proceeds from sales of equipment	39	—
Purchases of property and equipment	(875)	(738)
Acquisition of Ositis, net of cash acquired	(3,078)	—

Net cash provided by investing activities	6,533	11,243

Financing Activities
Net proceeds from issuance of common stock	785	105
Net proceeds from equity financing	12,944	—
Repayment of notes receivable	—	27
Repurchase of common stock from employees	—	(6)

Net cash provided by financing activities	13,729	126

Net increase (decrease) in cash and cash equivalents	22,353	(3,715)
Cash and cash equivalents at beginning of period	12,784	12,480

Cash and cash equivalents at end of period	$35,137	$8,765

See notes to condensed consolidated financial statements

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include Blue Coat Systems, Inc.’s (the “Company’s”) accounts and those of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted under the Securities and Exchange Commission’s (“SEC’s”) rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements and related notes as of January 31, 2004, and for the three and nine month periods then ended, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position, operating results and cash flows for the interim date and periods presented. Results for the three and nine months ended January 31, 2004 are not necessarily indicative of results for the entire fiscal year or future periods.

The condensed consolidated balance sheet as of April 30, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2003 included in the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2003.

Acquisition

On November 14, 2003, the Company completed its acquisition of Ositis Software, Inc. (“Ositis”). The estimated purchase price of approximately $8.7 million consisted of approximately 0.4 million shares of Blue Coat common stock valued at $6.8 million, approximately $1.1 million in cash, approximately $0.8 million in estimated direct transaction costs, and Ositis warrants assumed by the Company valued at approximately $43,000.

Ositis, a California Corporation, is a developer of Web security and Internet access technologies. Ositis offers software and appliance solutions that provide customers with a system to safeguard and connect networked devices. Ositis’ products include “WinProxy”, an Internet sharing solution, “eShield”, an appliance that includes anti-spam, anitivirus and Web filtering on one platform, and Access Now VBN for visitor-based network connectivity. Ositis’ operations were assumed as of the date of the acquisition and are included in the result of operations of the Company beginning on November 14, 2003 and, as a result, are not reflected in the results of operations for the three and nine months ended January 31, 2003. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations”; accordingly, the Company allocated the purchase price to the fair value of assets acquired and liabilities assumed.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The preliminary allocation of the estimated purchase price, based on the fair value of certain components, consisted of the following (in thousands):

Consideration and direct transaction costs:
Cash	$1,083
Fair value of Blue Coat common stock	6,833
Estimated direct transaction costs	784
Fair value of assumed Ositis warrants	43

Total purchase price	$8,743

Allocation of purchase price:
Cash and cash equivalents	$350
Accounts receivable	379
Other current assets	50
Other assets	131
Debt assumed	(1,100)
Moving, lease termination, and transition costs	(624)
Legal and investment banking fees	(479)
Deferred revenue	(174)
Accounts payable and accrued liabilities	(1,402)
Deferred employee compensation	1,596
Identifiable intangible assets	2,304
Goodwill	7,712

Total purchase price	$8,743

Upon closing the acquisition of Ositis, the Company recorded approximately $1.6 million of deferred employee compensation. Of the $1.6 million, $0.2 million was recorded as a prepaid expense related to committed cash considerations and $1.4 million related to committed stock awards to be issued over the next twelve months, which was recorded as deferred stock compensation in the equity section of the Company’s balance sheet. These amounts will be amortized over a twelve month period beginning in November 2003. As of the three months ended January 31, 2004, the Company incurred compensation expense of $0.4 million related to amortization of prepaid employee compensation and deferred employee stock compensation, with the remaining $1.2 million to be amortized at $0.4 million per quarter through October 31, 2004.

As a result of the acquisition of Ositis, on November 14, 2003, the Company incurred lease termination costs, moving costs, and transition costs of approximately $0.6 million, considered part of the allocation of the purchase price of Ositis. The Company also incurred $0.1 million in transition costs during the three months ended January 31, 2004, related to nine Ositis employees who are transitioning their employment activities to existing Company employees and will be terminated upon completion of the transition. The planned reduction of the nine Ositis employees is part of integration efforts to eliminate redundancies and increase organizational efficiencies within the newly combined company. The Company estimates that the transition will be finalized by April 30, 2004 at an additional cost of approximately $64,000.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As part of the valuation analysis of Ositis, an understanding of the technology acquired and its future use after the acquisition was necessary. Accordingly, several factors were considered. These factors include: (i) whether or not the acquired technology had achieved technological feasibility; (ii) the time, costs and risks to complete the development of the technology; (iii) the roadmap for the technology post acquisition; (iv) the existence of any alternative use for the technology; (v) the use of any core technology; and (vi) the results of any enhancements or embellishments to the technology.

Using the above guidelines at the time of the acquisition, the Company’s management identified several intangible assets that were valued separately from goodwill. Acquired intangible assets and their estimated useful lives are as follows (in thousands):

Identifiable intangible assets	Amortization period	Amount
Developed technology	3 years	$1,331
Core technology	5 years	339
In-process technology	n/a	151
Customer base	5 years	483

Total		$2,304

To establish the value of the intangible assets, the Company used an income approach, which values an asset based on the earnings capacity of such asset based on the future cash flows that could potentially be generated by the asset over its estimated remaining life. These cash flows are discounted to their present value using a discount rate of 15.0% for the developed technology, 20.0% for the core technology and 25.0% for the in-process technology, that would provide sufficient return to a potential investor and an appropriate level of risk. The present value of the cash flows over the life of the asset is summed to equal the estimated value of the asset.

The Company’s primary purpose of acquiring Ositis is to expand its platform with controls for antivirus, as well as gain access to Ositis’ customer base. The Company believes that the intangible assets of Ositis would strengthen its product offerings and allow it to market a more compelling solution to its customers. For this analysis the Company classified Ositis’ existing products (WinProxy and eShield) as developed technology, since they were being utilized and sold in the marketplace.

Projects which qualify as in-process technology have not yet reached technological feasibility and have no alternative future use. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no significant remaining risk relating to the development. As of the valuation date, Ositis was in the process of developing its next generation eShield appliance, which was expected to feature increased performance and more robust capabilities. The Company plans on releasing this product within the next twelve months. The Company is aware that this project has identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. Thus, although the Company intends to release the next generation as mentioned above, it cannot be certain that incurred in-process technology costs will ultimately provide any benefit, and so it has expensed the identified in-process technology in its operating results.

The Company, with the assistance of an independent valuation specialist, valued the customer base using the income approach. As in the valuation of the technology, the Company utilized a five-step process to value Ositis’ customer base: (i) revenue associated with the customer relationships was projected using maintenance revenue; (ii) cost of goods sold was then estimated for each period in which revenue was projected; (iii) the resulting net cash flow was tax affected and reduced further by charges for the use of fixed assets, working capital and other assets necessary to generate these cash flows. The cash flows were calculated by adding debt free net income, less returns on working capital, fixed assets and the other assets; (iv)

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the resulting net cash flows were discounted at a rate commensurate with their risk, the same rate of return rate used for the core technology; (v) the Company summed the discounted cash flows to estimate their fair market values. The Company then estimated the tax benefits associated with the intangible asset and this benefit was included in the value of the customer base.

Amortization expense was approximately $0.3 million during the three months ended January 31, 2004, which included approximately $151,000 of expense relating to the immediate write off of in-process technology. Amortization expense for the fourth quarter of 2004 will be approximately $152,000. The amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2004	$152
2005	608
2006	608
2007	386
2008	165
2009	82

$2,001

Unaudited pro forma continuing operations for the three and nine months ended January 31, 2004 and 2003, assuming the acquisition was completed on May 1, 2002, would be as follows (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Revenue	$19,114	$12,716	$47,523	$37,480

Operating Income (loss)	2,756	(5,241)	(1,721)	(18,462)

Net Income (loss)	2,763	(5,254)	(1,635)	(18,315)

Basic Income (loss) per share	$0.26	$(0.58)	$(0.16)	$(2.00)

Diluted Income (loss) per share	$0.22	$(0.58)	$(0.16)	$(2.00)

The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of what the Company’s operating results would have been, had the acquisition been completed on the date for which the pro forma results give effect (May 1, 2002). Included in the three and nine month periods ended January 31, 2003 were expenses related to the acquisition of Ositis, such as the amortization of intangible assets, stock compensation, and transition costs. As a result, the expenses included in the three and nine months ended January 31, 2003 were reversed in the three and nine months ended January 31, 2004.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is reviewed at least on an annual basis for impairment purposes.

Intangible assets

The Company recorded $2.3 million of identifiable intangible assets upon the acquisition of Ositis on November 14, 2003, consisting of developed technology, core technology, in-process technology and customer base. The estimated useful lives of these intangible assets is 5 years, except for developed technology, which has a life of three years, and in-process technology, which was expensed and reflected in the Company’s operating results for the three and nine months ended January 31, 2004. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, identifiable intangible assets are reviewed for impairment whenever indicators of impairment are present.

Intangible assets subject to amortization consisted of the following as of January 31, 2004 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,331	$111	$1,220
Core technology	339	17	322
Customer base	483	24	459

Total	$2,153	$152	$2,001

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to the Company’s condensed consolidated financial position and results of operations. The Company’s critical accounting estimates include (i) revenue recognition and related receivable allowances, (ii) warranty reserves, (iii) inventory and related reserves, (iv) restructuring liabilities, (v) income taxes, and (vi) contingencies.

Revenue Recognition

The Company recognizes appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and the Company exists, the fee to the customer is fixed or determinable and collectability of the sales price is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until the obligations are met or acceptance is obtained. Revenues related to shipments to the Company’s distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that the Company’s products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract.

Delivery is considered to have occurred for the Company’s appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred upon delivery of the software key. Typically delivery of the WinProxy software key is made electronically.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Probability of collection is assessed on a customer by customer basis. The Company’s customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for the Company’s products and services. If it is determined from the outset of an arrangement that collection is not probable based upon the Company’s review process, revenue is not recognized until cash receipt. During the course of the three months ended January 31, 2004 and 2003, the Company deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

The Company also performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated credit losses. The Company analyzes accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of such allowance.

Guarantees

The Company’s customer agreements generally include certain provisions for indemnifying such customers against liabilities if the Company’s products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

The Company accrues for warranty expenses at the time revenue is recognized and maintains a reserve for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and sales volumes. If actual warranty expenses are greater than those projected, additional reserves and other charges against earnings may be required. If actual warranty expenses are less than projected, prior reserves could be reduced providing a positive impact on our reported results.

Changes in the Company’s warranty reserves were as follows (in thousands):

	Nine Months Ended January 31,
	2004	2003
Beginning balances	$350	$600
Warranties issued during the period	225	218
Settlements made during the period	(290)	(87)

Ending balances	$285	$731

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and market conditions. Although the Company strives to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company’s inventory and commitments, and reported results. If actual market conditions are less favorable than those projected, additional reserves and other charges against earnings may be required.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consist of the following (in thousands):

	January 31, 2004	April 30, 2003
Raw materials	$562	$701
Work-in-process	247	47
Finished goods	581	846

Total	$1,390	$1,594

Restructuring Liabilities

The Company has accrued various restructuring liabilities, through charges to “Restructuring Expenses”, related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in the Company’s condensed consolidated financial statements (See Note 2). The Company’s restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. These conditions may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination.

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

Contingencies

From time to time the Company is involved in various claims and legal proceedings (See Note 3). If management believes that a loss arising from these matters is probable and can reasonably be estimated, the company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

Stock-Based Compensation

The Company accounts for stock-based awards granted to (i) employees and officers using the intrinsic value method and (ii) non-employees using the fair value method.

Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized as prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”, under the fair value method,

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

costs are measured on the earlier of either a performance commitment or the completion of performance by the non-employee provider of goods or services, and are determined based on estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share for the three and nine months ended January 31, 2004 and 2003 had the Company applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net income (loss), as reported	$1,962	$(4,352)	$(1,738)	$(15,488)
Stock-based employee compensation expense included in the determination of net loss, as reported	403	599	811	2,505
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(2,709)	(4,372)	(8,716)	(14,671)

Pro forma net loss	$(344)	$(8,125)	$(9,643)	$(27,654)

Basic net income (loss) per common share:
As reported	$0.19	$(0.50)	$(0.18)	$(1.77)

Pro forma	$(0.03)	$(0.92)	$(1.00)	$(3.16)

Diluted net income (loss) per common share:
As reported	$0.16	$(0.50)	$(0.18)	$(1.77)

Pro forma	$(0.03)	$(0.92)	$(1.00)	$(3.16)

Recent Accounting Pronouncements

On July 31, 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, “Software Revenue Recognition,” to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software.” EITF Issue No. 03-5 discusses that software deliverables are within the scope of SOP 97-2, as are non-software deliverables for which the related software is essential to the functionality of the non-software deliverables. EITF Issue No. 03-5 is effective for fiscal periods beginning after August 2003. The adoption of EITF Issue No. 03-5 had no material impact on the Company’s financial position, results of operations or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIEs created after January 31, 2003, and will be effective January 31, 2004 for

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

enterprises with VIEs created before February 1, 2003. The Company believes it has no investments in, or contractual or other business relationships with, VIEs. Therefore, the adoption of FIN 46 had no effect on the Company’s consolidated financial position as of January 31, 2004 or the results of our operations for the three and nine months ended January 31, 2004.

In November 2002, the FASB’s EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 were effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and the Company’s adoption of EITF Issue No. 00-21 on August 1, 2003 had no impact on its consolidated financial position and results of operations.

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revises the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities are subsequently adjusted for changes in estimated cash flows. SFAS No. 146 was effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The adoption of SFAS No. 146 had no effect on the Company’s consolidated financial position and results of operations.

Note 2.    Restructuring Charges

In February 2002, the Company’s Board of Directors approved a restructuring program to significantly reduce operating expenses and to further align the Company with market conditions, future revenue expectations and planned future product direction. In connection with this restructuring program, the Company implemented a reduction in workforce of approximately 200 employees, which represented approximately 45% of the Company’s workforce. The Company accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facilities is adjusted. In July 2002, one of the Company’s facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with initial estimates. The Company’s facility in Redmond, Washington was subleased in December 2002, for the remainder of the term of the original lease at a rental price consistent with initial estimates. Due to its financial difficulties, the tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is again vacant and available for subleasing. As a result, the Company revised and increased the restructuring accruals for abandoned space by $1.6 million during fiscal 2003 based on new market trend information provided by a commercial real estate broker. The Company also reduced its estimates for contract termination costs by $0.3 million during fiscal 2003, as the Company was able to negotiate lower settlement amounts than originally estimated. During the second quarter of fiscal 2004, the Company further increased its restructuring accruals for abandoned space by $0.9 million to reflect another revision of market trend information provided by a commercial real estate broker. As of January 31, 2004, substantially all severance costs

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

related to domestic and international employees had been paid and $6.7 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

Changes in the Company’s restructuring accruals are as follows (in thousands):

	Abandoned Space	Contract Termination and Other	Total
Balances as of April 30, 2003	$7,989	$48	$8,037
Cash payments	(722)	—	(722)

Balances as of July 31, 2003	7,267	48	7,315
Cash payments	(748)	—	(748)
Additions	856	—	856

Balances as of October 31, 2003	7,375	48	7,423
Cash payments	(722)	(8)	(730)

Balances as of January 31, 2004	6,653	40	6,693
Less: current portion which is included in “Other accrued liabilities”	2,893	25	2,918

Long-term accrued restructuring reserve	$3,760	$15	$3,775

Note 3.    Litigation

Beginning on May 16, 2001, a series of putative securities class actions were filed against the firms that underwrote the Company’s initial public offering, the Company, and some of its officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in the Florida case dismissed the Company and individual officers and directors from the action without prejudice. The complaints in the New York and Florida cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in the Company’s initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the Company and its current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, by making material false and misleading statements in the prospectus incorporated in the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company’s stock between November 19, 1999 and December 6, 2000. A lead plaintiff has been appointed for the consolidated cases pending in New York. On April 19, 2002 plaintiffs filed an amended complaint.

Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against us, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including the Company. The Court’s order did not dismiss any claims against the Company. As a result,

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

discovery may now proceed. The Company’s officers and directors have been dismissed without prejudice in this litigation.

A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company believes the outcome would not have a material adverse effect on its business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert the Company’s management attention and resources, which could seriously harm the Company’s business.

On August 1, 2001, Network Caching Technology L.L.C. (“NCT”) filed suit against the Company and others in the United States District Court for the Northern District of California, alleging infringement of certain patents owned by NCT. The lawsuit was styled Network Caching Technology LLC vs. Novell, Inc. et al., Case No. CV-01-2079. On October 29, 2003, the Company and NCT entered into a settlement agreement by which the Company received a fully paid up license under the NCT patents for all Company products and services and a full and complete release from any and all claims of liability for any actual or alleged past and present infringement of the NCT patents. As consideration for the license rights and release, we paid a total of $1.1 million, expensed as a separate line item on the Company’s statement of operations named “ Legal settlement fees”. The Order of Dismissal regarding all causes of action between NCT and the Company was entered November 14, 2003.

Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in Company’s balance sheet as of January 31, 2004. As additional information becomes available, the Company will reassess the probability and potential liability related to pending litigation, which could materially impact the Company’s results of operations and financial position.

From time to time and in the ordinary course of business, the Company may be subject to various other claims and litigation. Such claims, even if not estimable, could result in the expenditure of significant financial and other resources.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.    Equity Financing

On September 18, 2003 the Company sold 1,311,807 shares of common stock, $.0001 par value per share, to investment funds and an individual affiliated with Sprout Group, a venture capital affiliate of Credit Suisse First Boston at a price of $9.91 per share. The share price was determined using the average closing price per share of Blue Coat’s common stock on the Nasdaq National Market over the five (5) trading days ending on the trading date prior to the date of closing. The offering resulted in net proceeds of approximately $13 million, which will be used for general corporate purposes including capital expenditures, potential acquisitions, working capital and any other purpose that the Company may specify in any subsequent filing. The shares of common stock issued in the transaction have not been registered under the Securities Act of 1933 and may not be offered or sold in the absence of a registration statement in effect with respect to the securities under the Securities Act of 1933 or an applicable exemption from registration requirements. See Part II Other Information, Item 2 “Changes in Securities and Use of Proceeds” included in this Quarterly Report on Form 10-Q for further discussion.

Note 5.    Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB SFAS No. 130, “Reporting Comprehensive Income.” Included in other comprehensive income (loss) are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income” in the stockholders’ equity section of the balance sheet.

Significant components of the Company’s comprehensive income (loss) are as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net income (loss)	$1,962	$(4,352)	$(1,738)	$(15,488)
Unrealized gains (losses) on available-for-sale securities	(1)	2	(11)	41

Comprehensive income (loss)	$1,961	$(4,350)	$(1,749)	$(15,447)

Note 6.    Per Share Amounts

Basic net income (loss) per common share and diluted net income (loss) per common share are presented in conformity with FASB SFAS No. 128, “Earnings Per Share,” for all periods presented. Basic per share amounts are computed by using the weighted average number of shares of the Company’s common stock, less the weighted average number of common shares subject to repurchase, outstanding during the period. Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) issuance of committed but unissued stock awards. However, diluted net loss per share is the same as basic net loss per share in periods where a net loss from operations is incurred because loss from operations is the “control number” in determining whether potential common shares are included in the calculation. Consequently, the impact of including (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants and (iii) the issuance of committed but unissued stock awards were not dilutive to loss from operations for the nine months ended January 31, 2004 and 2003, and the three months ended January 31, 2003. The total number of shares excluded from the calculation of diluted net loss per common share was 1,055,119 for the nine months ended January 31 2004, 234,639 for the nine months ended January 31, 2003, and 410,992 for three months ended January 31, 2003.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net income (loss) available to common stockholders	$1,962	$(4,352)	$(1,738)	$(15,488)

Basic:
Weighted-average shares of common stock outstanding	10,457	8,825	9,671	8,811
Less: Weighted average shares of common stock subject to repurchase	(2)	(35)	(3)	(66)

Weighted average common shares used in computing basic net income (loss) per share	10,455	8,790	9,668	8,745

Basic EPS	$0.19	$(0.50)	$(0.18)	$(1.77)

Diluted:
Weighted average common shares used in computing basic net income (loss) per share	10,455	8,790	9,668	8,745
Add: Weighted average employee stock options, and warrants	1,501	—	—	—
Add: committed unissued common stock	274	—	—	—
Add: Other weighted average dilutive potential common stock	56	—	—	—

Weighted average common shares used in computing diluted net income (loss) per share	12,286	8,790	9,668	8,745

Diluted EPS	$0.16	$(0.50)	$(0.18)	$(1.77)

Note 7.    Geographic and Product Category Information Reporting

We operate in one segment to design, develop, market and support secure proxy appliances. Our chief operating decision maker makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. Our sales consist of four product categories: Web security products, WinProxy, legacy products and services. Total international revenue consists of sales from our U.S. operations to non-affiliated customers in other geographic regions. During the three and nine months ended January 31, 2004 and 2003, there were no intra-company sales, and no material long-lived assets were located in any of our foreign operations.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales are attributed to geographic areas based on the location of the customers. The following is a summary of net sales by geographic area (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
North America	$11,024	$5,632	$26,590	$17,291
Europe	5,761	3,690	12,879	9,658
Asia	2,329	2,398	5,473	7,024

Total net sales	$19,114	$11,720	$44,942	$33,973

The following is a summary of net sales by product category (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Products:
Web Security	$14,868	$7,901	$33,374	$22,525
WinProxy	595	—	595	—
Legacy	126	1,299	1,000	4,537

	15,589	9,200	34,969	27,062
Services	3,525	2,520	9,973	6,911

Total net sales	$19,114	$11,720	$44,942	$33,973

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.    Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. As of January 31, 2004, future minimum lease payments under operating leases having an initial term in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2004	$761	$507	$1,268
2005	3,119	1,985	5,104
2006	3,187	437	3,624
2007	1,018	124	1,142
2008	258	124	382
Thereafter	—	93	93

Total minimum lease payments	$8,343	$3,270	$11,613

Of the $8.3 million in total operating lease commitments for abandoned facilities, as summarized above, $6.7 million is included in the captions “Other accrued liabilities” and “Accrued restructuring” in the accompanying condensed consolidated balance sheet at January 31, 2004. The remaining $1.6 million represents approximately $0.4 million of assumed operating lease liabilities from the Ositis acquisition and approximately $1.2 million of estimated sublease income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, expense controls, product acceptance, product and sales development, future product deliveries, future operating results and cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainty in the secure proxy appliance market, technological changes, increased competition, inability to implement our distribution strategy, inability to increase sales productivity or attract new sales personnel, inability to improve our infrastructure and implement new systems, uncertainty in future operating results, inability to integrate acquired companies, limited ability to forecast quarterly operating results, unpredictable macroeconomic conditions, product concentration, undetected product errors, unpredictable sales cycles, supply shortages, inability to defend our intellectual property rights, increased litigation, unpredictable demand for our products, product liability claims, inability to raise additional capital, inability to generate increased international sales, volatile stock price, inability to attract and retain key employees, potential charges to earnings resulting from the Ositis acquisition, disclosure of non-GAAP financial information, unpredictable internet usage, occurrence of a natural disaster, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings.

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net Sales:
Products	81.6%	78.5%	77.8%	79.7%
Services	18.4	21.5	22.2	20.3

Total net sales	100.0	100.0	100.0	100.0
Cost of goods sold	29.2	35.1	31.8	38.8

Gross profit	70.8	64.9	68.2	61.2

Operating expenses:
Research and development	16.1	23.1	18.0	26.8
Sales and marketing	33.0	52.9	39.2	58.1
General and administrative	7.7	10.0	8.2	11.4
Legal settlement fees	—	—	2.4	—
Write-off of in-process technology	0.8	—	0.3	—
Amortization of intangible assets	0.8	—	0.3	—
Restructuring expense	0.0	10.9	1.9	3.7
Stock compensation	2.1	5.1	1.8	7.4

Total operating expenses	60.6	102.0	72.2	107.4

Operating income (loss)	10.2	(37.1)	(3.9)	(46.2)
Interest income	0.5	1.0	0.6	1.2
Other expense	(0.3)	(0.5)	(0.2)	(0.2)

Net income (loss) before income taxes	10.4	(36.6)	(3.6)	(45.2)
Provision for income taxes	(0.1)	(0.4)	(0.3)	(0.4)

Net income (loss)	10.3%	(37.0)%	(3.9)%	(45.6)%

Overview

Blue Coat™ Systems, Inc., also referred to in this report as “we”, “us” or the “Company”, was incorporated in Delaware on March 16, 1996. We are focused on the secure proxy appliance market. Blue Coat high-performance proxy appliances provide visibility and control of Web communications to address today’s new business risks such as inappropriate Web surfing, viruses brought in via back door channels such as instant messaging and Web-based email, and network resource abuse due to peer-to-peer (P2P) file sharing and video streaming.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, warranty costs, excess inventory and purchase commitments, investments, intangible assets, lease losses and restructuring accruals, income taxes and contingencies based on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

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

Revenue Recognition and Related Receivable Allowances.    We recognize appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable and collectability of the sales price is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until the obligations are met or acceptance is obtained. Revenues related to shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract.

Delivery is considered to have occurred for our appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred upon delivery of the software key. Typically delivery of the WinProxy software key is made electronically.

Probability of collection is assessed on a customer by customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. During the course of the three and nine months ended January 31, 2004 and 2003, we deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

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

Warranty Reserves.    We accrue for warranty expenses at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated costs and sales volumes. If actual warranty expenses are greater than those projected, additional reserves and other charges against earnings may be required. If actual warranty expenses are less than projected, prior reserves could be reduced providing a positive impact on our reported results. See Item 1, Note 1 “Significant Accounting Policies – Guarantees” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Inventory and Related Reserves.    Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional reserves and other charges against earnings may be required. See Item 1, Note 1 “Significant Accounting Policies – Inventories” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

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

Contingencies.    From time to time we are involved in various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

Results of Operations

The following table summarizes operating results for the three months ended January 31, 2004 and 2003 and also quantifies (in dollars and percentages) the change in our operating results comparing the three months ended January 31, 2004, to the three months ended January 31, 2003 (in thousands):

	Three Months Ended January 31,		Changes for the Three Months Ended January 31, 2003 to January 31, 2004
	2004	2003	$	%
Net sales:
Product	$15,589	$9,200	$6,389	69.4%
Service	3,525	2,520	1,005	39.9

Total net sales	19,114	11,720	7,394	63.1
Cost of goods sold	5,577	4,119	1,458	35.4

Gross profit	13,537	7,601	5,936	78.1

Operating expenses:
Research and development	3,082	2,712	370	13.6
Sales and marketing	6,314	6,202	112	1.8
General and administrative	1,480	1,177	303	25.7
Legal settlement fees	—	—	—	—
Write-off of in-process technology	151	—	151	—
Amortization of intangible assets	152	—	152	—
Restructuring expense	—	1,273	(1,273)	(100.0)
Stock compensation	403	599	(196)	(32.7)

Total operating expenses	11,582	11,963	(381)	(3.2)

Operating income (loss)	1,955	(4,362)	6,317	(144.8)
Interest income	90	122	(32)	(26.2)
Other expense	(55)	(60)	5	(8.3)

Net income (loss) before income taxes	1,990	(4,300)	6,290	(146.3)
Provision for income taxes	(28)	(52)	24	(46.2)

Net income (loss)	$1,962	$(4,352)	$6,314	(145.1)%

The following table summarizes operating results for the nine months ended January 31, 2004 and 2003 and also quantifies (in dollars and percentages) the change in our operating results comparing the nine months ended January 31, 2004, to the nine months ended January 31, 2003 (in thousands):

	Nine Months Ended January 31,		Changes for the Nine Months Ended January 31, 2003 to January 31, 2004
	2004	2003	$	%
Net sales:
Product	$34,969	$27,062	$7,907	29.2%
Service	9,973	6,911	3,062	44.3

Total net sales	44,942	33,973	10,969	32.3
Cost of goods sold	14,272	13,177	1,095	8.3

Gross profit	30,670	20,796	9,874	47.5
Operating expenses:
Research and development	8,092	9,109	(1,017)	(11.2)
Sales and marketing	17,606	19,743	(2,137)	(10.8)
General and administrative	3,670	3,862	(192)	(5.0)
Legal settlement fees	1,100.00	—	1,100	—
Write-off of in-process technology	151	—	151	—
Amortization of intangible assets	152	—	152	—
Restructuring expense	856	1,273	(417)	(32.8)
Stock compensation	811	2,505	(1,694)	(67.6)

Total operating expenses	32,438	36,492	(4,054)	(11.1)

Operating loss	(1,768)	(15,696)	13,928	(88.7)
Interest income	262	418	(156)	(37.3)
Other expense	(112)	(73)	(39)	53.4

Net loss before income taxes	(1,618)	(15,351)	13,733	(89.5)
Provision for income taxes	(120)	(137)	17	(12.4)

Net loss	$(1,738)	$(15,488)	$13,750	(88.8)%

Net Sales.    Net sales increased for the three and nine months ended January 31, 2004 as compared to the three and nine months ended January 31, 2003. The growth in sales was driven primarily by increases in the number of our ProxySG appliances shipped. Market acceptance of our ProxySG line, coupled with a strengthening in overall IT spending by the market contributed to the increase in our sales. Demand in the final calendar months of 2003 was higher than what we had seen in the prior two years, and our sales organization exceeded forecasted amounts due to the strong demand. We anticipate that the market awareness of our secure proxy appliances will continue to grow.

As a result of our focus on increasing the use of indirect channels, one of our distributors accounted for 29% and 17% of sales in the three months ended January 31, 2004 and 2003, respectively.

The following table illustrates the geographic makeup of our revenues for the periods stated (in thousands):

	Three Months Ended January 31,
	2004		2003
	$	%	$	%
North America	$11,024	57.7%	$5,632	48.1%
Europe	5,761	30.1	3,690	31.5
Asia	2,329	12.2	2,398	20.4

Total net sales	$19,114	100.0%	$11,720	100.0%

	Nine Months Ended January 31,
	2004		2003
	$	%	$	%
North America	$26,590	59.2%	$17,291	50.9%
Europe	12,879	28.7	9,658	28.4
Asia	5,473	12.1	7,024	20.7

Total net sales	$44,942	100.0%	$33,973	100.0%

Revenues in North America have been growing quarter to quarter for the past four quarters, revenues in Europe have been growing quarter to quarter for the past three quarters, and revenues in Asia increased over last quarter. As mentioned above, increased IT spending and calendar year end budget spending contributed to the growth in sales for the three and nine months ended January 31, 2004 as compared to the three and nine months ended January 31, 2003.

The following table demonstrates the composition of net sales by product category (in thousands):

	Three Months Ended January 31,
	2004		2003
	$	%	$	%
Products:
Web Security	$14,868	77.8%	$7,901	67.4%
WinProxy	595	3.1	—	—
Legacy	126	0.7	1,299	11.1

	15,589	81.6	9,200	78.5
Services	3,525	18.4	2,520	21.5

Total net sales	$19,114	100.0%	$11,720	100.0%

	Nine Months Ended January 31,
	2004		2003
	$	%	$	%
Products:
Web Security	$33,374	74.3%	$22,525	66.3%
WinProxy	595	1.3	—	—
Legacy	1,000	2.2	4,537	13.4

	34,969	77.8	27,062	79.7
Services	9,973	22.2	6,911	20.3

Total net sales	$44,942	100.0%	$33,973	100.0%

We have become increasingly reliant upon our Web security product sales for revenue, and anticipate that our legacy product revenue will continue to decrease and may even cease. We also anticipate that our WinProxy sales may stay at current levels or increase slightly. Due to uncertain economic conditions, our visibility of the near-term demand for our products is limited; however, we currently anticipate that we may see modest net sales growth in the next several quarters.

Gross Profit.    Gross profit increased for the three and nine month periods ended January 31, 2004 compared to the same periods in 2003. These increases in gross profit were primarily due to increased sales during the period. Gross profit as a percentage of net sales increased to 70.8% for the three months ended January 31, 2004 from 64.9% for the three months ended January 31, 2003. Gross profit as a percentage of sales increased to 68.2% for the nine months ended January 31, 2004 from 61.2% for the nine months ended January 31, 2003. The increase in gross profit as a percentage of sales for the three months ended January 31, 2004 was the result of several factors. Increased product volume while keeping fixed manufacturing costs contributed to improved margins. In addition, we experienced increased margins on third party software as a result of several factors: (i) We had an increase in our sales of streaming software compared to prior quarters, while paying a fixed quarterly royalty amount; (ii) we experienced higher margins resulting from negotiated discounts on royalty payments with our partners; and (iii) we benefited from third party agreements that exist for the WinProxy software products where margins are generally greater than what we have historically realized. We do not expect most of these benefits to margins on third party software to continue in future quarters. In addition, we reversed approximately $0.1 million of inventory obsolescence reserves as we have identified demand for all of our 6000 series product which had been previously reserved. We do not expect any significant inventory obsolescence reversals in future quarters as we have now reversed all of the reserves previously established for the 6000 series product. The increase in gross profit as a percentage of sales for the nine months ended January 31, 2004 as compared to the nine months ended January 31, 2003 was a result of lower fixed manufacturing and support costs in fiscal 2004 and continued reduction in the cost of components used in our products.

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

Research and Development.    Research and development expenses consist primarily of salaries, benefits, and prototype costs. The increase in research and development expense for the three month period ended January 31, 2004 compared to the three month period ended January 31, 2003 was largely due to the absorption of the Ositis engineering staff located in Latvia, which added approximately $0.3 million in costs. The decrease in research and development expenses for the nine month period ended January 31, 2004 as compared to the nine month period ended January 31, 2003 is primarily attributable to a decrease in headcount prior to the Ositis acquisition. Research and development headcount increased to 83 at January 31, 2004 from 71 at January 31, 2003 as we added the Ositis engineering staff. As a percentage of net sales, research and development expenses decreased to 16.1% for the three months ended January 31, 2004 from 23.1% for the three months ended January 31, 2003 and to 18.0% for the nine months ended January 31, 2004 from 26.8% for the nine months ended January 31, 2003. The decrease in research and development expenses as a percentage of net sales occurred due to increased sales of our product. Should demand for our products continue to increase, and after we realize potential efficiencies within our research and development organization, we expect to increase our research and development expenses in absolute dollars and increase headcount within the research and development organization to provide for the development of new products. However, should sales decline in future periods, we may implement cost reduction programs to reduce our research and development expenses.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and benefits, commissions, and promotional expenses. The slight increase in sales and marketing expense for the three month period ended January 31, 2004 compared to the three month period ended January 31, 2003 was largely due to increases in marketing program spending and in increased commission payments to the sales organization. A large percentage of the sales teams exceeded their assigned quotas and earned accelerated commissions. The decreases in sales and marketing expenses in absolute dollars for the nine month period ended January 31, 2004 compared to the nine month period ended January 31, 2003 were related to reductions in headcount in the first two quarters of the fiscal year. Sales and marketing headcount increased to 83 at January 31, 2004 from 78 at January 31, 2003, as we added Ositis sales personnel. As a percentage of net sales, sales and marketing expenses decreased to 33.0% for the three months ended January 31, 2004 from 52.9% for the three months ended January 31, 2003 and to 39.2% for the nine months ended January 31, 2004 from 58.1% for the nine months ended January 31, 2003. The decreases in sales and marketing expenses as a percentage of net sales were due to increases in the productivity of our sales organization. With demand for our products having increased, we have realized increased efficiencies within our sales and marketing organization but we expect to increase our sales and marketing expenses in absolute dollars in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels. However, should sales decline in future periods, we may implement cost reduction programs to reduce our sales and marketing expenses.

General and Administrative.    The increase in general and administrative expense for the three month period ended January 31, 2004 compared to the three month period ended January 31, 2003 was due to increased headcount. The decrease in general and administrative expenses in absolute dollars for the nine month period ended January 31, 2004 compared to the nine month period ended January 31, 2003 was related to decreased headcount in the first two quarters of our fiscal year 2004. General and administrative headcount increased to 31 at January 31, 2004 from 29 at January 31, 2003. As a percentage of net sales, general and administrative expenses decreased to 7.7% for the three months ended January 31, 2004 from 10.0% for the three months ended January 31, 2003 and to 8.2% for the nine months ended January 31, 2004 from 11.4% for the nine months ended January 31, 2003. The decrease in general and administrative expenses as a percentage of net sales was a result of continued efforts to reduce costs in our general and administrative organizations and increased sales in the nine months ending January 31, 2004. We have realized potential efficiencies within our current general and administrative organization, but we may increase general and administrative expenses in absolute dollars and increase headcount to manage expanding operations and facilities. However, should sales decline in future periods, we may implement cost reduction programs to reduce our general and administrative expenses.

Legal Settlement Fees.    Legal settlement fees were $1.1 million for the nine months ended January 31, 2004 as the result of a settlement made with Network Caching Technology L.L.C. to avoid further litigation risks and expenses. See Item 1, Note 3 “Litigation” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Write-off of In-process Technology.    Upon the completion of the Ositis acquisition (November 14, 2003) we attributed value to certain in-process technologies acquired. As of the acquisition date, Ositis was in the process of developing its next generation eShield appliance, which was expected to feature increased performance and more robust capabilities. We currently plan on releasing this product within the next twelve months. We are aware that this project has identifiable technological risk factors, such that successful completion is not assured. Thus, although we intend to release the next generation as mentioned above, we cannot be certain that incurred in-process technology costs will ultimately provide benefit and so we have expensed $151,000 assigned to the identified in-process technology in our operating results. See Item 1, Note 1 “Significant Accounting Policies—Acquisitions” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Amortization of Intangible Assets.    We recorded $2.3 million of intangible assets upon the acquisition of Ositis on November 14, 2003 consisting of developed technology, core technology, in-process technology and customer base, all with lives of 5 years except for developed technology, which has a life of three years. Amortization expense relating to identifiable intangible assets excluding the write-off of in-process technology, totaled $152,000 during the three months ended January 31, 2004. See Item 1, Note 1 “Significant Accounting Policies—Acquisitions” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Stock Compensation.    As a result of the acquisition of Ositis (November 14, 2003), deferred stock compensation of $1.4 million was included in our shareholders equity on the balance sheet. Of this $1.4 million, approximately $0.3 million was amortized to stock compensation expense in our statement of operations during the three months ended January 31, 2004. In addition, stock compensation expense reflects the amortization of non-cash deferred stock compensation, as well as charges associated with stock options and warrants granted to non-employees for services and modifications to stock-based awards for certain departed employees. Stock compensation expense decreased for the three month period ended January 31, 2004 compared to the three month period ended January 31, 2003 as a result of decreased headcount and decreased amortization of deferred stock compensation for remaining employees. Our policy is to amortize such deferred stock compensation using a graded method. Graded amortization methods result in greater amortization in earlier years, and most of our deferred stock compensation was recorded in connection with our November 1999 initial public offering, certain below-market option grants in fiscal 2001 and unvested options assumed in our December 2000 acquisition of Entera Inc.

Interest Income and Other Income.    Interest income was $0.1 million for the three months ended January 31, 2004 and 2003. Interest income was slightly lower in the three months ended January 31, 2004 due to lower cash balances at the beginning of the quarter and lower interest rates earned on our cash equivalents and short-term investments.

Restructuring Plans

In February 2002, our Board of Directors approved a restructuring program to significantly reduce our operating expenses and further align our organization with market conditions, future revenue expectations and our planned future product direction at that time. In connection with this restructuring plan, we implemented a reduction in workforce of approximately 200 employees. We accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of approximately $2.7 million, facilities closure and lease abandonment costs of approximately $9.5 million and contract termination costs of approximately $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facility will be adjusted. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our initial estimates. Due to its financial difficulties, the tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is currently vacant and available for subleasing. As a result, we revised and increased our estimated restructuring accruals for abandoned space by $1.6 million during fiscal 2003 based on new market trend information provided by a commercial real estate broker. We also reduced our estimates for contract termination costs by $0.3 million during fiscal 2003, as we were able to negotiate lower settlement amounts than originally estimated. During the second quarter of fiscal 2004, we further increased our restructuring accruals for abandoned space by $0.9 million to reflect another revision of market trend information provided by a commercial real estate broker. As of January 31, 2004, substantially all severance costs related to domestic and international employees had been paid, and approximately $6.7 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

Changes in our restructuring accruals are as follows (in thousands):

	Abandoned Space	Contract Termination and Other	Total
Balances as of April 30, 2003	$7,989	$48	$8,037
Cash payments	(722)	—	(722)

Balances as of July 31, 2003	7,267	48	7,315
Cash payments	(748)	—	(748)
Additions	856	—	856

Balances as of October 31, 2003	7,375	48	7,423
Cash payments	(722)	(8)	(730)

Balances as of January 31, 2004	6,653	40	6,693
Less: current portion which is included in “Other accrued liabilities”	2,893	25	2,918

Long-term accrued restructuring reserve	$3,760	$15	$3,775

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

Liquidity and Capital Resources

We believe the existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures and potential future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

	January 31,
(In thousands)	2004	2003
Cash and cash equivalents	$35,137	$12,784
Short-term investments	80	10,538
Restricted Investments	1,991	1,991

	$37,208	$25,313

Percentage of Total assets	60.9%	63.3%

	Nine Months Ended January 31,
(In thousands)	2004	2003
Cash provided by (used in) operating activities	$2,091	$(15,084)
Cash provided by investing activities	6,533	11,243
Cash provided by financing activities	13,729	126

Net increase (decrease) in cash and cash equivalents	$22,353	$(3,715)

Since our inception, we have financed our operations and capital expenditures through private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock.

During the nine months ended January 31, 2004, we generated $2.1 million of cash from operating activities compared to a use of cash of $15.1 million for the nine months ended January 31, 2003. This increase was the result of a decrease in operating loss for the nine months ended January 31, 2004 adjusted for non-cash-related items. Working capital uses of cash included increases in prepaid expenses and other current assets, and a decrease in accrued liabilities. Prepaid expenses and other current assets increased over 2003 levels as a result of a large committed order with one of our vendors to obtain discounted prices on essential product. Accrued liabilities decreased over the prior quarter primarily as a result of cash payments made against the restructuring accrual recorded during fiscal 2003. Working capital sources of cash included a decrease in accounts receivable and inventory, and increases in deferred revenue and accounts payable. Accounts receivable decreased as a result of our concerted efforts on collections and the linearity of our shipments throughout the quarter ended January 31, 2004. Our days sales outstanding have decreased from 61.8 at April 30, 2003 to 31.8 at January 31, 2004. Inventory has decreased as a result of higher sales, which allowed us to use excess inventory from the prior year. Deferred revenue increased as a result of increased sales of service and support and in particular, we saw increased activity in our three year support orders. Accounts payables increased during the nine months ended January 31, 2004 as a result of a lower than usual accounts payable balance at April 30, 2004 and as a result of a large committed order recorded with one of our vendors in order to obtain discounted prices on essential product.

Net cash provided by investing activities was $6.5 million for the nine months ended January 31, 2004 and $11.2 million for the nine months ended January 31, 2003. Net cash provided by investing activities for the nine months ended January 31, 2004 and 2003 was primarily due to sales of short-term investments of approximately $10.4 million and $12.0 million, respectively, partially offset by purchases of property and equipment of approximately $0.9 million and $0.7 million, respectively. Also during the nine months ended January 31, 2004 we acquired Ositis resulting in a total net effect on cash used by investing activities of ($3.1 million). In the future, we expect that any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities. During the nine months ended January 31, 2004 and 2003, our capital expenditures consisted primarily of the Ositis acquisition and purchases of computer equipment, software, furniture and leasehold improvements.

Net cash provided by financing activities was $13.7 million and $0.1 million for the nine months ended January 31, 2004 and 2003, respectively. The net cash provided by our financing activities for the nine months ended January 31, 2004 was primarily due to a private equity financing and the issuance of common stock through the exercise of stock options. On September 18, 2003 we raised $13.0 million from the sale of 1,311,807 shares of our common stock to investment funds and an individual affiliated with Sprout Group, a venture capital affiliate of Credit Suisse First Boston.

Contractual Obligations

Our contractual operating lease commitments as of January 31, 2004 for the next five years were as follows:

Year ending April 30,	Abandoned	In Use	Total
2004	$761	$507	$1,268
2005	3,119	1,985	5,104
2006	3,187	437	3,624
2007	1,018	124	1,142
2008	258	124	382
Thereafter	—	93	93

Total minimum lease payments	$8,343	$3,270	$11,613

We lease certain equipment and office facilities under various noncancelable operating leases that expire at various dates through fiscal 2008. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases. As of January 31, 2004, we did not have any other significant contractual obligations or commercial commitments.

As of January 31, 2004, we continue to have no outstanding debt and we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor did we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

New Accounting Pronouncements

On July 31, 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, “Software Revenue Recognition,” to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software.” EITF Issue No. 03-5 discusses that software deliverables are within the scope of SOP 97-2, as are non-software deliverables for which the related software is essential to the functionality of the non-software deliverables. EITF Issue No. 03-5 is effective for fiscal periods beginning after August 2003. The adoption of EITF Issue No. 03-5 had no material impact on our financial position, results of operations or liquidity.

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

The market for secure proxy appliance solutions is relatively new, unknown and evolving, and subject to rapid technological changes. If this market does not develop as we anticipate, our sales may not grow and may even decline.

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

Market awareness of our product is essential to the growth and success of our company. One of our key business strategies is to increasingly market and advertise our company and our products. If our advertising and marketing programs are not successful in creating market awareness of our company and products our revenues and results of operations could be substantially impacted.

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

The market for secure proxy appliances is intensely competitive. Primary competitive factors that have typically affected our market include product characteristics such as reliability, scalability and ease of use, as well as price and customer support. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including Cisco Systems, Network Appliance, Microsoft and various others. In addition, we expect additional competition from other established and emerging companies as the market for secure proxy appliances continues to develop and expand.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. The products of our competitors may have features and functionality that our products do not have. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, develop new products or enhance existing products and services more quickly, or bundle secure proxy appliances in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

If we fail to create additional sales through our sales channel partners, our business will be seriously harmed.

During the third quarter of fiscal 2004, over ninety percent of our revenue was generated through sales to our sales channel partners, which include distributors, resellers and system integrators. We increasingly depend upon these partners to generate sales opportunities and to independently manage the entire sales process. We provide our sales channel partners with specific programs to assist them in this process, but there can be no assurance that these programs will be effective or that our sales channel partners will be able to generate increasing revenues to us without significant additional investment on our part. In addition, our sales channel partners may be unsuccessful in selling our products and services, may sell products and services that are competitive with ours, may devote more resources to competitive products and may cease selling our products and services altogether.

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

If we are unable to hire additional sales territory managers or increase productivity of our existing sales territory managers our revenue will not be able to grow.

During the three months ended January 31, 2004 the productivity rate of our sales territory managers was at or close to our Company’s expected full capacity. In order to meet anticipated increased sales levels in the future we need to hire extra sales personnel or increase sales productivity per person. If we cannot hire additional sales personnel or increase sales productivity our ability to reach increased sales amounts in the future will be seriously hindered.

Failure to improve our infrastructure may adversely affect our business. We will need to improve and implement new systems, procedures and controls, which could be time-consuming and costly.

We must continue to implement and maintain a variety of operational, financial and management information systems, procedures and controls. The enactment of the Sarbanes-Oxley Act of 2002 and other recent and anticipated Securities and Exchange Commission regulations will require us to devote additional resources to our operational, financial and management information systems, procedures and controls to ensure our continued compliance with current and future laws and regulations. If we are unable to implement and maintain appropriate operational, financial and management information systems, procedures and controls, this could have a material adverse effect on our business, results of operations and financial condition. Our ability to successfully implement our business plan requires an effective planning and management process.

Our ability to compete effectively and to manage future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis. Our current or planned systems, procedures and controls may not be adequate to support our future operations. We need to continue to improve existing and implement new operational and financial systems, procedures and controls. Any delay in the implementation of or disruption in the transition to new or enhanced systems, procedures or controls could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

We may incur net losses or increased net losses if we are required to record additional significant accounting charges related to excess facilities that we are unable to sublease.

We have existing commitments to lease office space in Sunnyvale, California and Redmond, Washington in excess of our needs for the foreseeable future. The commercial real estate market in the San Francisco Bay Area and the Seattle Area has developed such a large excess inventory of office space that we believe we will be unable to sublease a substantial portion of our excess office space in the near future. Accordingly, in the fourth quarter of fiscal 2002, we recorded an excess facilities charge of $9.5 million, which represented the remaining lease commitments for vacant facilities, net of expected sublease income. As of January 31, 2004, $6.7 million of this accrued liability remains on the balance sheet. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our initial estimates. Due to its financial difficulties, our tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is currently vacant and available for subleasing. As a result, we revised and increased our restructuring accruals for abandoned space by approximately $1.6 million during fiscal 2003 based on then available market trend information provided by a commercial real estate broker. During the second quarter of fiscal 2004, we further increased our restructuring accruals for abandoned space by $0.9 million to reflect another revision of market trend information provided by a commercial real estate broker. We may be required to record additional charges if our existing tenant defaults on its lease obligation and if current market conditions for the commercial real estate market remain the same or worsen.

We have a history of losses and profitability could be difficult to sustain.

Although we have achieved profitability during the three month period ended January 31, 2004, we incurred losses since we commenced operations until this quarter, and our profitability could be difficult to sustain. If our revenue growth is slow or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

If we are unable to successfully integrate recently acquired Ositis Software, Inc., our ability to execute our business strategy and timely deliver new products to market could be harmed.

We completed our acquisition of Ositis Software, Inc. on November 14, 2003. If we fail to develop and integrate the technology of this company into our products and services, our quarterly and annual operating results may be adversely affected. Other risks we may face with respect to the acquisition of Ositis Software, Inc. include the potential disruption of our ongoing business and distraction of management; the difficulty of assimilating and retaining personnel; the maintenance of uniform standards, corporate cultures, controls, procedures and policies; difficulties in integrating the operations, technologies, and products; insufficient revenues to offset increased expenses associated with the acquisition; potential difficulties in completing projects associated with in-process research and development derived from the Latvian research and development group; coordinating and integrating sales and marketing efforts to effectively communicate the capabilities of the combined company; cross selling related products to each other’s customers; and managing the combined sales force. Our inability to address any of these risks successfully could harm our business.

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

We cannot reliably forecast our future quarterly sales for several reasons, including:

•	The market in which we compete is relatively new and rapidly evolving;

•	Our sales cycle varies substantially from customer to customer;

•	Our sales cycle may lengthen as the complexity of secure proxy appliance solutions continues to increase; and

•	Our inability to predict future macro-economic conditions.

A high percentage of our expenses, including those related to manufacturing overhead, technical support, research and development, sales and marketing, general and administrative functions, amortization of intangible assets and amortization of deferred compensation, are essentially fixed in the short term. As a result, if our net sales are less than forecasted, our quarterly operating results are likely to be seriously harmed and our stock price would likely decline.

Unpredictable macroeconomic conditions could adversely impact our existing and potential customers’ ability and willingness to purchase our products, which would cause a decline in our sales.

Although we saw significant growth in revenue in the quarter ended January 31, 2004 when compared to the prior quarter, there is uncertainty relating to the prospects for near-term U.S. economic growth and growth within the international markets. This uncertainty could possibly contribute to delays in decision-making by our existing and potential customers and a resulting decline in our sales. Continued uncertainty or a decrease in corporate spending could result in a decline to our sales and our operating results could be below our expectations and the expectations of public market analysts and investors.

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

Because customers have differing views on the strategic importance of implementing secure proxy appliances, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from one to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. The increasingly complex technological issues associated with secure proxy appliance solutions, combined with the macro-economic slowdown, contributed to longer sales cycles in fiscal years 2002 and 2003 and a resulting decline in our sequential quarterly sales through much of those periods. Although we saw solid sales growth in the quarter ended January 31, 2004 we anticipate we may still experience order deferrals or loss of sales as a result of lengthening sales cycles.

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our customers and may result in the loss of sales and customers.

We currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. The introduction by these suppliers of new versions of their hardware, particularly if not anticipated by us, could require us to expend significant resources to incorporate this new hardware into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source components can be time-consuming and expensive. Any of these events would be disruptive to us and could seriously harm our business. Further, financial or other difficulties faced by these suppliers or unanticipated demand for these parts or components could limit the availability of these parts or components. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would seriously harm our ability to meet our scheduled product deliveries to our customers.

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

Our secure proxy appliances are specially designed to only secure Web based protocols such as http, https, ftp and streaming. While we believe that the majority of traffic traveling over the networks of our target customers is Web based, a significant amount of their network traffic may not be. Our products do not protect non-Web protocols. Our target customers may not wish to purchase an additional security device that only handles network traffic that is Web protocol based. As a result, our target customers may not purchase our products and our business would be seriously harmed.

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

As of January 31, 2004, we had approximately $35.1 million in cash and cash equivalents and $80,000 in short-term investments. On September 18, 2003 we sold 1,311,807 shares of common stock, $.0001 par value per share, to investment funds and an individual affiliated with Sprout Group, a venture capital affiliate of Credit Suisse First Boston, at a price of $9.91 per share. The offering resulted in net proceeds of approximately $13.0 million, which will be used for general corporate purposes including capital expenditures, acquisitions, working capital and any other purpose that we may specify in any subsequent filing. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for secure proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

We may not be able to generate a significant level of sales from the international markets in which we currently operate.

For the three months ended January 31, 2004, sales to customers outside of North America accounted for approximately 42.3% of our net sales as compared to approximately 51.9% for the three months ended January 31, 2003. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. The downsizing of our international operations as the result of our restructuring plans may further hinder our ability to increase our market concentration internationally. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed.

Our stock price is volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

Since our initial public offering in November 1999 through March 9, 2004, the closing market price of our common stock has fluctuated significantly, ranging from $2.25 to $823.45. The market price of our common stock may fluctuate significantly in response to the following factors:

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

Our business could be seriously disrupted if we do not maintain the continued service of our senior management, research and development and sales personnel. We have hired several senior executives in the past four quarters and have experienced and may continue to experience transition in our management team. We expect that it will take time for our new management team to integrate into our company. All of our employees are employed on an “at-will” basis. Our ability to conduct our business also depends on our continuing ability to attract, hire, train and retain a number of highly skilled managerial, technical, sales, marketing and customer support personnel. New hires frequently require extensive training before they achieve desired levels of productivity, so a high employee turnover rate could seriously impair our ability to operate and manage our business.

Charges to earnings resulting from the acquisition of Ositis Software, Inc., including the application of the purchase method of accounting and restructuring and integration costs, may materially adversely affect the market value of our common stock.

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have accounted for the acquisition of Ositis Software, Inc. using the purchase method of accounting. Accordingly, we have allocated the total estimated purchase price to Ositis Software Inc.’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger (November 14, 2003), and recorded the excess of the purchase price over those fair values as goodwill. The combined company’s financial results, including earnings/(loss) per share, are affected by a number of financial adjustments required by U.S. GAAP, including the following:

•	The portion of the purchase price allocated to in-process research and development was expensed by us in the quarter ended January 31, 2004.

•	The combined company will incur additional amortization expense over the estimated useful lives of certain of the identifiable intangible assets acquired in connection with the merger.

•	To the extent the value of goodwill and intangible assets becomes impaired, the combined company may be required to incur material charges relating to its impairment of those assets.

•	As of the acquisition date, we assumed liabilities related to future compensation of Ositis employees. These items will be amortized over a twelve month period commencing on the date of the acquisition to various operating expenses.

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

We disclose or may disclose non-GAAP financial information

We prepare and release quarterly unaudited financial statements in accordance with generally accepted accounting principles (“GAAP”). We may disclose and discuss certain non-GAAP financial information in the related earnings release and investor conference call. This non-GAAP financial information typically excludes special charges, including the amortization of purchased intangibles, deferred stock compensation, in-process research and development expense, restructuring costs and excess facilities and asset impairment charges. We believe the disclosure of non-GAAP financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our quarterly earnings releases, and to read the associated reconciliation between such GAAP financial information and non-GAAP financial information, if any, disclosed in our quarterly earnings releases and investor calls.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 42.3% and 51.9% of total net sales for the three-month periods ended January 31, 2004 and 2003, respectively. Alternatively, a weakening dollar would increase our expenses in foreign currencies.

As of January 31, 2004, we had approximately $31.3 million invested primarily in certificates of deposit and fixed-rate, short-term corporate and U.S. government debt securities, which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of January 31, 2004, no significant changes to our investment portfolio have occurred since our Annual Report on Form 10-K for the year ended April 30, 2003.

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

(2) During the quarter ended January 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2001, Network Caching Technology L.L.C. (“NCT”) filed suit against us and others in the United States District Court for the Northern District of California, alleging infringement of certain patents owned by NCT. The lawsuit was styled Network Caching Technology LLC vs. Novell, Inc. et al., Case No. CV-01-2079. On October 29, 2003, Blue Coat and NCT entered into a settlement agreement by which Blue Coat received a fully paid up license under the NCT patents for all Blue Coat products and services and a full and complete release from any and all claims of liability for any actual or alleged past and present infringement of the NCT patents. As consideration for the license rights and release, we paid a total of $1.1 million expenses as a separate line item on our statement of operations named “Legal settlement fees.” The Order of Dismissal regarding all causes of action between NCT and Blue Coat was entered November 14, 2003.

Item 2.    Changes in Securities and Use of Proceeds

(c) Changes in Securities.

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

(d) Use of Proceeds.

On November 19, 1999, we completed the initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-87997). There have been no changes to the disclosure contained in our report on Form 10-Q for the quarter ended January 31, 2004, regarding the use of proceeds generated by our initial public offering and of our common stock. The $13.0 million received from the equity financing discussed above has been invested in investment grade securities to be used for general corporate purposes including capital expenditures, potential acquisitions, working capital and any other purpose that we may specify in any subsequent filing.

Item 6.    Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Number	Description

31.1	Rule 13a–14(a)/15d-14(a) Certification of Brian NeSmith

31.2	Rule 13a–14(a)/15d-14(a) Certification of Robert Verheecke

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

We filed four reports on Form 8-K during the quarter ended January 31, 2004. Information regarding the items reported on is as follows:

Date	Item Reported On

November 12, 2003	On November 11, 2003 we issued a press release announcing revised expectations regarding our financials results for the fiscal quarter ended October 31, 2003.

November 19, 2003	On November 19, 2003, we reported our results of operations (including accompanying financial statements) for the fiscal quarter ended October 31, 2003.

November 28, 2003	On November 28, 2003, we filed a report regarding our acquisition of Ositis Software, Inc.

January 28, 2004	On January 28, 2004, we filed a report amending our report filed on November 28, 2003 regarding our acquisition of Ositis Software, Inc. to include financial statements of the acquired company and pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ ROBERT VERHEECKE

Robert Verheecke Chief Financial and Accounting Officer

Dated: March 12, 2004