Form 10-K
period 2004-04-30
BLUE COAT SYSTEMS INC
filed 2004-07-14
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2004

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

Registrant’s Telephone Number, Including Area Code:

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on October 31, 2003) was approximately $136,819,246.

As of June 30, 2004, there were 11,117,724 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference from specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2004 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended April 30, 2004.

BLUE COAT SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.    Business

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, product acceptance, product and sales development, operating results, and cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our limited ability to forecast quarterly operating results and meet analyst or investor expectations, uncertainty in the secure proxy appliance market, technological changes, increased competition, foreign currency exchange rate movements, large volume discount sales affecting gross margin percentage, inability to implement our distribution strategy, inability to increase sales productivity or attract new sales personnel, inability to utilize our net operating loss and tax credit carryforwards, inability to improve our infrastructure and implement new systems, inability to sublease existing facilities, future acquisitions, uncertainty in future operating results, volatile stock price, inability to capitalize on new manufacturing and distribution processes such as outsourcing, product concentration, undetected product errors, product liability claims, supply shortages, unpredictable macroeconomic conditions, inability to defend our intellectual property rights, inability to generate increased international sales, unpredictable sales cycles, increased litigation, inability to attract and retain key employees, unpredictable demand for our products, disclosure of non-GAAP financial information, unpredictable internet usage, inability to raise additional capital, inability to integrate acquired companies, occurrence of a natural disaster, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings.

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

Overview

As organizations grow increasingly dependent on the Internet to communicate with customers, partners and employees, the Web browser is fast becoming the universal window into mission-critical communications and information. This has many advantages for the enterprise: Web-based applications and protocols are fast, inexpensive and easy to deploy and manage. But these benefits come at a price. When every user on the network has a Web browser, every user also has the means to negatively affect the network infrastructure, whether intentionally or not. Despite their ability to help users communicate more efficiently, evolving applications such as Web browsing, instant messaging (IM), Web-based email, and peer-to-peer (P2P) file sharing bring numerous risks to the enterprise. The solution is to use a proxy appliance designed to manage and control user communication over the Internet.

Blue Coat proxy appliances provide organizations with visibility and control of Web communications. Proxy appliances act as a “middle-man” between users on a network and the Internet. Proxy appliances do not replace existing perimeter security devices; rather, proxy appliances complement network firewalls by providing granular policy-based controls over Web traffic in ways that firewalls and other externally focused devices cannot.

The Blue Coat family of proxy appliances, called ProxySG, is designed to address today’s new business risks, which can include the risk of being sued by employees who witness inappropriate Web surfing by their coworkers, viruses brought in via back door channels such as instant messaging and Web-based email, and network resource abuse due to peer-to-peer (P2P) file sharing and video streaming. The Blue Coat ProxySG appliances, and new ProxyAV appliances, are designed to enable organizations to minimize security risks and reduce the management costs and complexity of their Web infrastructure.

Blue Coat Solutions

The Blue Coat family of high-performance proxy appliances is designed to provide comprehensive visibility and control of Web communications. Based on Blue Coat SGOS™, a custom, object-based operating system with integrated caching, these proxy appliances leverage existing authentication systems to enable flexible policy enforcement down to the individual user. The Blue Coat ProxySG appliances combine comprehensive proxy support of most Web protocols with integrated URL filtering, content security, Web virus scanning, instant messaging control, peer-to-peer (P2P) control, and streaming control. Blue Coat’s product portfolio includes powerful reporting, policy creation and configuration management software—offering organizations a scalable proxy solution for centralized or distributed enterprise environments. Each of these features is described in more detail below.

Web Proxy

First generation proxy servers—software-based applications running on general-purpose operating systems—offered a point of control for securing network access, but their performance degrades under today’s heavy Internet and intranet usage. Blue Coat’s proxy appliances are designed to provide next-generation proxy functionality that delivers business and technology benefits to Web-dependent enterprises.

Configured as a proxy server deployed between corporate users and the Internet, our appliances intelligently manage user requests for content. When a user selects a URL, the request first goes to the Blue Coat proxy appliance for authentication and authorization. If the objects from the requested page are already “cached,” or stored, on the Blue Coat appliance, they are immediately served to the user. If the objects are not stored locally, the Blue Coat appliance acts as a proxy for the user by communicating to the origin server via the Internet. When the objects are returned from the origin server a copy is delivered to the user and also stored in the system’s cache to serve all subsequent requests. The entire transaction is monitored and logged for reporting and analyses purposes.

Blue Coat allows enterprises to proxy most Web protocols, including HTTP and HTTPS which are commonly used for Web browsing, FTP which is used for file transfers, streaming media protocols from Microsoft, Real and Quicktime, and instant messaging protocols by the public IM vendors, AOL, Microsoft and Yahoo.

URL Content Filtering

To realize the benefits the Internet offers, companies need to enforce Internet access policies to prevent employees from accessing inappropriate or unproductive content. The first step in implementing company-wide Internet access policy is Web usage monitoring, or understanding what users are doing with their company-provided Web access. This monitoring is achieved through the use of the flexible logging features of the

ProxySG. These logs can be made available both in real time and on a scheduled basis. Once security and network management personnel have an understanding of what kinds of use and misuse are occurring on the network, the next step is to provide enforcement for corporate Web access policy. Our ProxySG appliances provide a robust and flexible way to enforce Internet access policies based on content categories (gambling, sex, etc.), content type (http, ftp, streaming, etc.), identity (user, group, etc.), or network conditions. And unlike slower performing software-only solutions, our ProxySG appliances make it possible to turn on these multiple combinations of policy by integrating our policy architecture, custom operating system, and caching technology that stores commonly accessed content for reuse. Blue Coat integrates visibility, performance and control with comprehensive URL databases from leading partners such as Secure Computing, SurfControl and Websense, enabling organizations to effectively manage and control Web access.

Web Content Security

Our ProxySG appliances give security professionals the tools necessary to protect and control the network from a variety of new Web-based threats. Our ProxySG appliances also provide the visibility and flexible content policy control needed to respond in cases where a security breach has occurred. With our ProxySG appliances, security administrators can:

•	Block, strip and replace, or scan for viruses on a variety of content requests;

•	Strip out active content and scripts that could be malicious from Web traffic;

•	Restrict the use of certain methods for a given user request. For example, a company may determine that only a certain group of employees are allowed to post information to a partner site or accept attachments in Web-based email;

•	Restrict uploading of information via multi-part forms or Web-based email in order to prevent intellectual property from leaving the company;

•	Allow only a specific browser type due to potential security holes in non-approved browsers; and

•	Limit, or strip and replace information that is available in certain content headers so that information about the corporate network doesn’t find its way into the Internet.

Web Virus Scanning

Gateway Web anti-virus has not been widely deployed in organizations due to unacceptable throughput and latency experienced with existing products. Web anti-virus solutions that slow down response times for browser-based traffic force IT staff to compromise between the performance users demand, and the security required by the business. This has been the situation with Web anti-virus, which has created open back doors in the security infrastructure that have allowed Web-based viruses to infect enterprise systems. These open doors include employee use of Web-based personal email and Internet file downloads.

Blue Coat now enables organizations to deploy Web anti-virus with scalable, high-performance options designed to meet the “real-time” requirements of Web traffic. Blue Coat has developed the ProxyAV™ appliance, a high-performance Web anti-virus appliance that delivers up to 249 Mbps throughput and 4 millisecond average latency for “real-time” Web traffic virus scanning. Our ProxyAV appliance works in concert with Blue Coat’s ProxySG™ platform, which quickly and intelligently processes Web objects to determine which objects should be scanned for viruses. Web objects are then sent to the ProxyAV appliance where they are scanned for viruses, and sent back to the ProxySG where they can be cached for an additional performance benefit.

Blue Coat offers customers the flexibility to choose which anti-virus engines to run on our ProxyAV, among industry-leaders McAfee, Panda, Sophos and Trend Micro, each providing automated updates. This flexibility of ProxyAV allows customers to implement a layered anti-virus defense across the distributed enterprise, where a different anti-virus engine can be deployed at the Web gateway to complement email servers and desktops.

Instant Messaging Control

Instant Messaging (IM) usage has become commonplace within the enterprise and continues to increase. Employees can freely install public IM software from AOL, Microsoft or Yahoo to “chat” with peers, business colleagues and friends using the company network. Unauthorized use of these applications raises many valid security and productivity concerns among IT managers and security officers. Blue Coat ProxySG appliances allow organizations to gain control of public IM applications already in use. By applying access control, logging and reporting to public IM, organizations are able to turn public IM products into enterprise-safe messaging solutions. ProxySG appliances can specify which IM protocols and clients can be used on the network, and who can use them. The appliances allow administrators to configure IM for internal or external use, establish authentication rules for using IM, allow or deny attachments by file type, control use of status modes such as “idle” or “away,” and allow or deny chat room access or voice chat.

Peer-to-Peer (P2P) Control

P2P traffic, often characterized as file sharing music or movie files, is consuming valuable bandwidth on most networks today and can have an adverse impact on legitimate mission-critical applications. Additionally, P2P traffic opens the door for viruses and a host of legal concerns that can be counterproductive to any business. P2P may be contributing to some of the following issues:

•	Decreased bandwidth for mission critical applications;

•	Law suits stemming from music and motion picture copyright infringement;

•	Introduction of adware, spyware, viruses and worms to the enterprise;

•	Decreased user productivity when searching for files and listening/viewing content;

•	Possible customer service delays due to network congestion; or

•	Possible loss of revenue through poor response times.

P2P file sharing services allow an employee to circumvent corporate security measures. The very nature of the P2P client design is to evade firewalls and general network security. Blocking P2P at the firewall has proven to be extremely difficult because the application is capable of port-hopping, or finding open ports on the firewall. Because of the agile nature of P2P applications, P2P file sharing can be very difficult for administrators to detect, much less control. P2P packets cannot be classified simply by looking at packet headers such as IP address and port number. Controlling the use of P2P in the enterprise requires a solution that is as dynamic as the problem itself. This means that an administrator must be able to evaluate the P2P problem from their own network perspective and apply controls that relate to their company’s policy needs. Blue Coat provides the architecture for immediate and dynamic P2P control. The ProxySG allows an administrator to log and control P2P traffic to the degree required. Additionally, as P2P clients change, the ProxySG policy can be adjusted to capture new clients, blocking P2P communications to and from the Internet.

Streaming Control

Many organizations benefit from deploying and allowing streaming media applications on their networks, often used to provide “real-time” audio and video communication with employees, suppliers and customers. Streaming audio and video, in the corporate environment, not only enhances static communications, but also enables important information to be simultaneously transmitted to multiple locations within a company. The result can be savings of time and reduction in travel costs when streaming media replaces face-to-face meetings.

Streaming media can also be used for non-business (and generally non-productive) purposes. For example, radio over the web is finding its way into the workplace. The availability of streamed music and movie trailers are increasing dramatically. Video news streams provoke massive peaks in bandwidth demand whenever a popular story breaks. Streaming media can consume significant bandwidth because it demands constant transmissions of data, placing a strain on the performance of Web traffic throughout the corporate network. The solution to streaming bandwidth control is to deploy a proxy service that can regulate and enhance business streaming, while blocking or reducing the traffic load introduced from non-business streams.

By integrating content filtering categories with streaming services, rules can de defined on the ProxySG appliance to effectively manage streaming traffic. For example, all streams from business partners can be allowed with no restrictions. Streams from news sites, however, can employ bandwidth limitations and streams from sports sites can be blocked entirely. Integration with existing corporate authentication systems allows management to determine stream access and quality by user and group. The ProxySG can also report on all individual usage.

Our ProxySG appliances manage streaming media content in the same manner as other Web traffic protocols such as IM and HTTP. This means that the powerful policy features, including over 40 cross-referenced attributes and multiple actions, can be applied to streaming media just like other supported protocols. For example, IT administrators can create a detailed policy that permits access to multimedia content only to users in the group “Marketing”, using Microsoft Media Player, requesting an .asp file from sites other than “Sports”, between 8:00am and 5:00pm, and using the HTTP protocol.

Products

Our ProxySG family of appliances includes the ProxySG 400 Series, the ProxySG 800 Series and the ProxySG 8000 Series. These three models of ProxySG appliances are very similar in terms of functionality, and differ mainly in terms of their performance characteristics and scalability. Our ProxyAV Web anti-virus appliances include the ProxyAV 400 Series and the ProxyAV 2000 Series. These two models are also similar in functionality and differ primarily in terms of performance and scalability. We currently license to our customers three separate software products, which are used in conjunction with our ProxySG and ProxyAV appliances, third party URL filtering software, third party anti-virus software and Blue Coat Reporter. We also manufacture an appliance called Director, which is used primarily to manage large numbers of ProxySG appliances in a customer’s environment.

ProxySG

The ProxySG family of proxy appliances includes the 400 Series, 800 Series and 8000 Series. Each appliance contains Blue Coat SGOS™, a custom, object-based operating system with integrated caching, these proxy appliances leverage an organization’s existing authentication system to enable granular policy controls down to the individual user. Blue Coat’s end-to-end product portfolio includes powerful reporting and policy and configuration management software—delivering a scalable proxy solution for centralized or distributed enterprise environments. Delivered as a rack mountable appliance for simple installation and management, these solutions easily integrate with existing security and network infrastructure.

Our ProxySG appliances are comprised of a specialized hardware platform and our operating system (SGOS). List prices for our ProxySG and associated products range from $3,695 to $100,000.

ProxySG 400 Series

The ProxySG 400 Series are specifically designed to increase security and reduce costs associated with regional and branch office Web protection. Delivered as a rack mountable or desktop device, the ProxySG 400 platform easily drops into remote environments where technical support staff is not always available. The ProxySG 400 is available in two fixed configurations, one with a single 40gigabyte (GB) disk drive and 256 megabytes (MB) of random access memory (RAM), and the other with two 40 GB disk drives and 512 MB of RAM.

ProxySG 800 Series

The ProxySG 800 Series are easy to manage appliances that install in minutes with little ongoing maintenance, optimized for regional and corporate office installations. The systems include removable, hot-swappable disk drives. Specific configurations range from systems with a single 36 GB disk drive and 512 MB of RAM, to systems with four 73 GB disk drives and 2 GB of RAM.

ProxySG 8000 Series

The ProxySG 8000 Series provides a high-end solution with greater expandability for locations where high bandwidth and throughput are required. Specific configurations range from systems with two 73 GB disk drives and 1 GB of RAM to systems with eight 73 GB disk drives and 4 GB of RAM.

Visual Policy Manager

Blue Coat’s Visual Policy Manager provides a graphical way to develop and implement an organization’s Web security policies. With Visual Policy Manager, security and network administrators can quickly create policy rules that leverage the flexible policy architecture of the ProxySG. The Visual Policy Manager software is included as part of SGOS.

ProxyAV

The ProxyAV family of Web anti-virus appliances includes the 400 Series and 2000 Series. The Blue Coat ProxyAV enables organizations to scan for viruses, worms and trojans entering through Web-based backdoors including personal Web email accounts where a majority of viruses and worms propagate, Web spam or email spam which unknowingly activate trojan downloads, and browser-based file downloads that bypass existing virus scanning defenses. The ProxyAV combined with the ProxySG provides scalability for virus scanning, plus comprehensive visibility and control of enterprise Web communications. The ProxyAV leverages virus scanning engines from McAfee, Panda, Sophos, and Trend Micro.

Our ProxyAV appliances are comprised of a specialized hardware platform and list prices for our ProxyAV range from $4,495 to $20,995.

ProxyAV 400 Series

The ProxyAV 400 Series represents the next generation in appliance platforms for enterprise Web virus scanning. The ProxyAV 400 Series is a purpose-built Web anti-virus appliance designed for quick integration with the ProxySG 800 for deployment in medium enterprise or distributed environments. The ProxyAV is delivered in two fixed configurations, one with a single 850 megahertz (MHz) processor and 512 megabytes (MB) of random access memory (RAM), and the other with a single 1.26 gigahertz (GHz) processor and 512 MB of RAM.

ProxyAV 2000 Series

The ProxyAV 2000 Series represents the next generation in high-end appliance platforms for enterprise Web virus scanning. The 2000 series is a purpose-built appliance designed for scalable performance and simple integration with the Blue Coat ProxySG. The ProxyAV 2000 Series is available is four different configurations ranging from systems with a single 2.0 gigahertz (GHz) Intel P4 Xeon processor with 768 megabytes (MB) of random access memory (RAM), to dual 2.4 gigahertz (GHz) Intel P4 Xeon processors with 3.0 gigabytes of RAM.

Blue Coat Reporter

The Blue Coat Reporter is a log processing and reporting product that generates out-of-the-box reports tailored for the ProxySG appliance. Reporter provides identity-based user and network reporting that helps evaluate Web security policies and resource management. Because it is Web-based and cross-platform, it gives companies the flexibility to view Web usage reports from anywhere administrators or managers have access to a network connection and a Web browser.

Blue Coat Director

The Blue Coat Director delivers scalable change management for ProxySG appliances. Built as an extensible management appliance, Director provides configuration management, security and policy management, and resource management for enterprises deploying a large number of ProxySG appliances in their Web security infrastructure. Director enables administrators to:

•	Reduce management costs by centrally managing all ProxySG appliances;

•	Eliminate the need to configure remote devices manually;

•	Rapidly deploy and upgrade ProxySG appliances;

•	Distribute user security policy across the network; and

•	Recover from system problems with configuration snapshots and recovery.

WinProxy Software

The Blue Coat WinProxy SecureSuite is an Internet sharing software package. The software allows small organizations and users to share an Internet connection without having Internet sharing expertise. The WinProxy software starts at $59.95 for three users

Our Key Strategies

Our objective is to be the leading provider of proxy appliances. Key elements of our strategy include the following:

Focus on the Mid/Large Enterprise Market Segment.    We are focused on developing proxy appliances for the mid-to-large size enterprises, which might include organizations with several thousand users to organizations with tens-of-thousands of users. We believe this focus helps us to rapidly identify and target attractive market opportunities. We are directing our product development, marketing and sales activities at the enterprise market segment, which we believe represents the most attractive opportunity based on a demonstrated need for proxy appliances, the opportunity to sell to numerous customers and the level of existing competition.

Enhance Capabilities of our ProxySG.    We intend to use our technological expertise to keep pace with the needs of the evolving proxy appliance market. We plan to continue to develop both the software and hardware elements of our solution to gain and maintain a competitive advantage and expand the market for our products. Our additional efforts to enhance the capabilities of our ProxySG appliances include adding more functionality to secure and control new emerging applications, enhancing security for emerging Web threats and increasing the price performance of our appliances.

Continue to Leverage Indirect Distribution Channels.    We aim to focus our product distribution strategy around the use of distributors and resellers rather than a direct sales force. Enterprises have historically purchased security products from distributors and resellers, and we believe that we can improve our sales coverage and sales force productivity through continued expansion of distributors and resellers as distribution channels.

Sales and Marketing

We utilize a combination of our territory-based sales teams, resellers, systems integrators and distributors as appropriate for each of our target markets. We support our distribution channels with systems engineers and customer support personnel that provide technical service and support to our customers. We have entered into agreements with resellers and distributors such as Westcon, Allasso, Nissho Electronics, Alternative Technologies and others.

Our marketing efforts focus on increasing market awareness and demand creation for our products and technology and on promoting the Blue Coat brand. We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers within our target market segments about the capabilities and benefits of our products. Our marketing efforts include participation in industry tradeshows, informational seminars, preparation of competitive analyses, sales training, maintenance of our Web site, advertising and public relations.

Research and Development

We believe that strong product development capabilities are essential to our continued success and growth. Our research and development efforts are focused on developing new products as well as improvements and enhancements to our existing products. Research and development expenses were $11.5 million, $11.4 million and $35.1 million for the fiscal years ended April 30, 2004, 2003 and 2002, respectively.

Our research and development team consists of engineers with extensive backgrounds in operating systems, algorithms, computer science, streaming media and network engineering. We believe that the experience and capabilities of our research and development professionals represents a competitive advantage for us. We also work closely with our customers in developing and enhancing our products. Our current research and development efforts are primarily focused on enhancing the capabilities of our current proxy appliances by adding new features and strengthening existing features.

The market for proxy appliances is evolving rapidly. In order to stay competitive, we must make significant investments in research and development based on what we perceive to be the direction of the market. We currently spend a significant amount of our resources on research and development projects and plan to continue to do so for the foreseeable future. Current research and development projects will enhance the Company’s position in the marketplace only if the proxy appliance market matures as we anticipate. Failure on our part to anticipate the direction of the market and develop product that meets those emerging needs will seriously impair our business, financial condition, and results of operations.

We expect that most of the enhancements to our existing and future products will be accomplished by internal development. However, we currently license some technologies and will continue to evaluate externally developed solutions for integration into our products.

Manufacturing

We currently outsource, to third parties, the manufacturing of our ProxySG products, except that we perform final assembly and testing ourselves for our ProxySG 800. This approach allows us to reduce our investment in manufacturing capital and to take advantage of the expertise of our vendors. Our internal manufacturing operations consist primarily of prototype development, materials planning and procurement, some final assembly, testing and quality control. Our standard parts and components are generally available from more than one vendor, while our custom parts are usually single sourced. We typically obtain these components through purchase orders and currently do not have contractual relationships or guaranteed supply arrangements with these suppliers. If one of these vendors ceased to provide us with necessary parts and components, we would likely encounter delays in product production as we make the transition to another vendor, which would seriously harm our business. Furthermore, if actual orders do not match our forecasts (as we have experienced in the past), we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

Backlog

We do not believe that a backlog as of any particular date is indicative of future results. Our sales are made primarily pursuant to standard purchase orders for delivery of standard products. We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant.

Competition

The market for proxy appliances is intensely competitive, evolving and subject to rapid technological change. Primary competitive factors that have typically affected our market include product characteristics such as reliability, scalability and ease of use, as well as price and customer support. The intensity of this competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including Cisco Systems, Network Appliance, Microsoft and various others. In addition, we expect additional competition from other established and emerging companies as the market for proxy appliances continues to develop and expand.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, more quickly develop new products or enhance existing products and services, or bundle proxy appliances in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we recently settled a suit, which alleged infringement of certain United States patents by us (See Item 8, Note 13 “Litigation” of the consolidated financial statements included in this Annual Report on Form 10-K). Third parties may claim that we, or our current or potential future products, infringe their intellectual property. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Acquisitions

On November 14, 2003, we completed an acquisition of Ositis Software, Inc. (“Ositis”). The purchase price of approximately $8.7 million consisted of approximately 0.4 million shares of Blue Coat common stock valued at $6.7 million, approximately $1.1 million in cash, and approximately $0.9 million in direct transaction costs.

Employees

As of April 30, 2004, we had a total of 251 employees, comprised of 82 in research and development, 79 in sales, 14 in marketing, 29 in customer support, 15 in manufacturing and 32 in general and administrative. Of these employees, 192 were located in North America and 59 located internationally. None of our employees are represented by collective bargaining agreements, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, product acceptance, product and sales development, operating results, and cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our limited ability to forecast quarterly operating results and meet analyst or investor expectations, uncertainty in the secure proxy appliance market, technological changes, increased competition, foreign currency exchange rate movements, large volume discount sales affecting gross margin percentage, inability to implement our distribution strategy, inability to increase sales productivity or attract new sales personnel, inability to utilize our net operating loss and tax credit carryforwards, inability to improve our infrastructure and implement new systems, inability to sublease existing facilities, future acquisitions, uncertainty in future operating results, volatile stock price, inability to capitalize on new manufacturing and distribution processes such as outsourcing, product concentration, undetected product errors, product liability claims, supply shortages, unpredictable macroeconomic conditions, inability to defend our intellectual property rights, inability to generate increased international sales, unpredictable sales cycles, increased litigation, inability to attract and retain key employees, unpredictable demand for our products, disclosure of non-GAAP financial information, unpredictable internet usage, inability to raise additional capital, inability to integrate acquired companies, occurrence of a natural disaster, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings.

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

We cannot reliably forecast our future quarterly sales for several reasons, including:

•	The market in which we compete is relatively new and rapidly evolving;

•	Our sales cycle varies substantially from customer to customer;

•	Our sales cycle may lengthen as the complexity of proxy appliance solutions continues to increase; and

•	Our inability to predict future macro-economic conditions.

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

The market for proxy appliance solutions is relatively new, unknown and evolving. If this market does not develop as we anticipate, our sales may not grow and may decline.

Sales of our products depend on increased demand for proxy appliances. The market for proxy appliances is a new and rapidly evolving market. If the market for proxy appliances fails to grow as we anticipate, or grows more slowly than we anticipate, our business will be seriously harmed. In addition, our business will be harmed if the market for proxy appliances continues to be negatively impacted by uncertainty surrounding macro-economic growth.

Market awareness of our product is essential to the growth and success of our company. One of our goals is to increasingly market and advertise our company and our products. If our advertising and marketing programs are not successful in creating market awareness of our company and products, our revenues and results of operations could be substantially impacted.

We must maintain a competitive position in the proxy appliance market by developing and introducing new products while enhancing existing products to match the needs of our customers or else we will lose market share and our operating results will be adversely affected.

To maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in research and development. We need to develop and introduce new products and enhancements to existing products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We intend to extend the offerings under our product family in the future, both by introducing new products and by introducing enhancements to our existing products. However, we may experience difficulties in doing so, and our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Life cycles of our products are difficult to predict because the market for our products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards, our customers and potential customers may not purchase our products. There is no guarantee that we will accurately predict the direction in which the proxy appliance market will evolve. Failure on our part to anticipate the direction of the market and develop products that meet those emerging needs will significantly impair our business and operating results and our financial condition will be materially adversely affected.

We expect increased competition and, if we do not compete effectively, we could experience a loss in our market share and sales.

The market for proxy appliances is intensely competitive. Primary competitive factors that have typically affected our market include product characteristics such as reliability, scalability and ease of use, as well as price and customer support. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including Cisco Systems, Network Appliance, Microsoft and various others. In addition, we expect additional competition from other established and emerging companies as the market for proxy appliances continues to develop and expand.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. The products of our competitors may have features and functionality that our products do not have. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, develop new products or enhance existing products and services more quickly, or bundle proxy appliances in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

We develop products in the United States and sell them throughout the world. As a result, changes in foreign currency exchange rates and/or weak economic conditions in foreign markets could negatively impact our financial results.

Because we develop products in the United States and sell them throughout the world, our financial results could be negatively affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets. All of our sales are currently made in United States dollars and a strengthening of the dollar could make our products less competitive in foreign countries. Should the dollars strength increase in foreign markets, and/or weak economic conditions prevail in these markets, our net sales could be seriously impacted, since a significant portion of our nets sales are derived from international operations.

All of our foreign subsidiaries operating expenses are incurred in foreign currencies. As a result, should the dollar strengthen our foreign operating expenses would decrease and should the dollar weaken our foreign operating expenses would increase. Should foreign currency exchange rates fluctuate, our earnings and net cash flows from international operations may be adversely affected.

We may enter into large sales deals with certain customers, which, because of the product mix and volume discount, may decrease our total gross margin percentages.

We have in the past entered into large revenue arrangements with certain customers that, because of the product mix and volume discount, have decreased our total gross margin percentage. We may, in the future, enter into similar transactions. Our lower end appliances have poorer margins than our higher end appliance products, and if our customers submit a large order for our lower end appliances, the combination of smaller margins and volume discount provided to those customers would result in a negative impact to our gross margin percentage.

If we fail to create additional sales through our sales channel partners, our business will be seriously harmed.

For the fiscal year 2004, a significant amount of our revenue was generated through sales to our sales channel partners, which include distributors, resellers and system integrators. We increasingly depend upon these partners to generate sales opportunities and to independently manage the entire sales process. We provide our sales channel partners with specific programs to assist them in this process, but there can be no assurance that these programs will be effective or that our sales channel partners will be able to generate increasing revenues to us without significant additional investment on our part. In addition, our sales channel partners may be unsuccessful in selling our products and services, may sell products and services that are competitive with ours, may devote more resources to competitive products and may cease selling our products and services altogether. Any new sales channel partner will require extensive training and typically take several months to achieve productivity. If we fail to manage existing sales channels, our business will be seriously harmed. Many of our sales channel partners do not have minimum purchase or resale requirements and carry products that are competitive with our products. These sales channel partners may not give a high priority to the marketing of our products or may not continue to carry our products. They may give a higher priority to other products, including the products of competitors.

If we are unable to hire additional sales territory managers or increase productivity of our existing sales territory managers our revenue will not be able to grow.

During the second half of the fiscal year ended April 30, 2004, the productivity rate of our sales territory managers was at or close to our Company’s expected full capacity. In order to meet anticipated increased sales levels in the future, we need to hire additional sales personnel or increase sales productivity per person. If we cannot hire additional sales personnel or increase sales productivity, our ability to increase sales amounts in the future will be seriously hindered.

Initially the addition of new sales territory managers could result in increased cost without a commensurate growth in revenue because of time needed for these new managers to become proficient with our products and processes. This loss of productivity could negatively impact our results from operations and operating margins.

We have a significant amount of net operating loss and tax credit carryforwards, which may not be utilized. If we are unable to utilize these net operating loss and tax credit carryforwards we will incur considerable tax liabilities if we ever achieve significant profitability.

Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforward before utilization. Should we be unable to utilize our net operating loss and tax credit carryforwards we will incur considerable tax liabilities negatively impacting our total net income after tax if we ever achieve significant profitability.

Failure to improve our infrastructure may adversely affect our business. We will need to improve and implement new systems, procedures and controls, which could be time-consuming and costly.

We must continue to implement and maintain a variety of operational, financial and management information systems, procedures and controls. The enactment of the Sarbanes-Oxley Act of 2002 and other recent and anticipated Securities and Exchange Commission and NASDAQ regulations will require us to devote additional resources to our operational, financial and management information systems, procedures and controls to ensure our continued compliance with current and future laws and regulations. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs, although we do expect such costs to be substantial. If we are unable to implement and maintain appropriate operational, financial and management information systems, procedures and controls, this could have a material adverse effect on our business, results of operations and financial condition. Our ability to successfully implement our business plan requires an effective planning and management process.

We may incur net losses or increased net losses if we are required to record additional significant accounting charges related to excess facilities that we are unable to sublease.

We have existing commitments to lease office space in Sunnyvale, California and Redmond, Washington in excess of our needs for the foreseeable future. We believe we will be unable to sublease a substantial portion of our excess office space in the near future. In the fourth quarter of fiscal 2002, we recorded a restructuring charge of $9.5 million, which represented the remaining lease commitments for vacant facilities, net of expected sublease income at that time. In December 2002, our facility in Redmond, Washington was subleased for the remainder of the term of the original lease at a rental price consistent with our initial estimates. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Due to its financial difficulties, our tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is currently vacant and available for subleasing. We revised and increased our restructuring accrual for abandoned space for our Sunnyvale, CA facility by approximately $1.6 million during fiscal 2003 based on then available market trend information provided by a commercial real estate broker. During the second and fourth quarter of fiscal 2004, we further increased our restructuring accruals for abandoned space by a total of $1.5 million to reflect another downward revision of market trend information provided by a commercial real estate broker. As of April 30, 2004, $6.6 million of this accrued liability remains on the balance sheet. We may be required to record additional charges if our existing tenant defaults on its lease obligation or if we are unable to sublease the vacant facilities as currently anticipated.

We may make acquisitions in the future, which could affect our operations.

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

Although we have achieved profitability during the second half of the fiscal year ended April 30, 2004, we incurred losses for the year in total, and in each quarter prior to the third quarter of fiscal 2004. Furthermore, we may not be able to maintain quarterly profitability in the future. If our revenue growth, if any, is less than anticipated or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

Our stock price is volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

Since our initial public offering in November 1999 through July 10, 2004, the closing market price of our common stock has fluctuated significantly, ranging from $2.25 to $823.45. The market price of our common stock may fluctuate significantly in response to the following factors:

•	Changes in macro-economic conditions;

•	The introduction of new products by our competitors;

•	Changes in financial estimates or investment recommendations by securities analysts;

•	Our ability to keep pace with changing technological requirements;

•	Changes in market valuations of Internet-related and networking companies;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major customer;

•	Additions or departures of key personnel;

•	Fluctuations in stock market volumes; and

•	Variations in our quarterly operating results.

A transition to new manufacturing outsourcing and distribution process could affect our ability to compete effectively.

Our strategy is to utilize the most efficient manufacturing process available for our products. This includes outsourcing the manufacturing and delivery process to third parties. Outsourcing of our products to third parties may have greater risks, such as yield problems and higher product costs. As we move toward outsourcing our product, there may be added risk in implementing product change and specifications, which would adversely effect our competitive position in the marketplace. We continuously evaluate the benefits of migrating to an outsourced environment and may produce and deliver all of our products through an external party. We may have difficulty in migrating towards a new outsourced manufacturing and distribution process, and our inability to transition to a new outsourced process may adversely affect our operating results and harm our gross margins.

Because we depend on several third-party manufacturers to build portions of our products, we are susceptible to manufacturing delays and sudden price increases, which could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.

We currently purchase from Mitac Corporation (“Mitac”) the base assemblies or final assemblies of all of our current appliances. Any Mitac manufacturing disruption could impair our ability to fulfill orders. We also rely on several other third-party manufacturers to build portions of our products. If we or our suppliers are unable to manage the relationships with these manufacturers effectively or if these manufacturers fail to meet our future requirements for timely delivery, our business would be seriously harmed. These manufacturers fulfill our supply requirements on the basis of individual purchase orders or agreements with us. Accordingly, these manufacturers are not obligated to continue to fulfill our supply requirements, and the prices we are charged for these components could be increased on short notice. Any interruption in the operations of any one of these manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers and would seriously harm our business. In addition, the products that these manufacturers build for us may not be sufficient in quality or in quantity to meet our needs. Our delivery requirements could be higher than the capacity of these manufacturers, which would likely result in manufacturing delays, which could result in lost sales and the loss of existing and potential customers. We cannot be certain that these third party manufacturers will be able to meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of these third party manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of any of our third party manufacturers in the future, would cause a delay in our ability to fulfill customer orders while we attempt to obtain a replacement manufacturer. Delays associated with our attempting to replace or our inability to replace one of our manufacturers would seriously harm our business.

We have no long-term contracts or arrangements with any of our third party manufacturers that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our third party manufacturers, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we can effectively manage our contract manufacturer or that this manufacturer will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

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

Our products may contain undetected operating errors. These errors may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely seriously harm our business. All of our products operate on our internally developed operating system. As a result, any error in the operating system will affect all of our products. We have experienced minor errors in the past in connection with new products. We expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments, which could seriously harm our business.

Our variable sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

Because customers have differing views on the strategic importance of implementing proxy appliances, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from one to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. The increasingly complex technological issues associated with proxy appliance solutions, combined with the macro-economic slowdown, contributed to longer sales cycles in fiscal years 2002 and 2003 and a resulting decline in our sequential quarterly sales through much of those periods. Although we saw sales growth in the year ended April 30, 2004, we anticipate we may still experience order deferrals or loss of sales as a result of lengthening sales cycles.

We could be subject to product liability claims, which are time-consuming and costly to defend.

Our customers install our proxy appliance products directly into their network infrastructures. Any errors, defects or other performance problems with our products could negatively impact the networks of our customers or other Internet users, resulting in financial or other damages to these groups. These groups may then seek damages from us for their losses. If a claim were brought against us, we may not have sufficient protection from statutory limitations or license or contract terms with our customers, and any unfavorable judicial decisions could seriously harm our business. A product liability claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability claim could seriously harm our business reputation.

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

Although we saw some growth in revenue in the quarter ended April 30, 2004 when compared to the prior quarter, there is uncertainty relating to the prospects for near-term U.S. economic growth and growth within the international markets. This uncertainty could possibly contribute to delays in decision-making by our existing and potential customers and a resulting decline in our sales. Continued uncertainty or a decrease in corporate spending could result in a decline to our sales and our operating results could be below our expectations and the expectations of public market analysts and investors.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we recently settled a suit that alleged infringement of certain U.S. patents by us. (See Note 13 “Litigation” of the condensed consolidated financial statements included in this Annual Report on Form 10-K) We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions.

We rely on technology that we license from third parties, including software that is used in our products to perform key functions. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software or will be required to drop this functionality from our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. Any of these delays could seriously harm our business.

We may not be able to generate a significant level of sales from the international markets in which we currently operate.

For the three months and year ended April 30, 2004, sales to customers outside of North America accounted for approximately 50.9% and 44.1%, respectively of our net sales as compared to approximately 44.9% and 48.0% for the three months and year ended April 30, 2003, respectively. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. The downsizing of our international operations as the result of our restructuring plans may further hinder our ability to increase our market concentration internationally. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed.

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

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. As of April 30, 2004 we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

Our business could be seriously disrupted if we do not maintain the continued service of our senior management, research and development and sales personnel. We have hired several senior executives in the past four quarters and have experienced and may continue to experience transition in our management team. We expect that it will take time for our new management team to integrate into our company. The majority of our employees are employed on an “at-will” basis. Our ability to conduct our business also depends on our continuing ability to attract, hire, train and retain a number of highly skilled managerial, technical, sales, marketing and customer support personnel. New hires frequently require extensive training before they achieve desired levels of productivity, so a high employee turnover rate could seriously impair our ability to operate and manage our business.

Our sales may not grow because our proxy appliances only protect Web based applications and content, and our target customers may not wish to purchase an additional network security device.

Our proxy appliances are specially designed to only Web based protocols such as http, https, ftp and streaming. While we believe that the majority of traffic traveling over the networks of our target customers is Web based, a significant amount of their network traffic may not be. Our products do not protect non-Web protocols. Our target customers may not wish to purchase an additional security device that only handles network traffic that is Web protocol based. As a result, our target customers may not purchase our products and our business would be seriously harmed.

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

Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against us, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order did not dismiss any claims against us. As a result, discovery may now proceed. Our officers and directors have been dismissed without prejudice in this litigation.

A proposal has been made for the settlement and release of claims against the issuer defendants, including us, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. We believe the outcome would not have a material adverse effect on our business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

We disclose or may disclose non-GAAP financial information.

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

As of April 30, 2004, we had approximately $39.4 million in cash and cash equivalents. On September 18, 2003 we sold 1,311,807 shares of common stock, $.0001 par value per share, to investment funds and an individual affiliated with Sprout Group, a venture capital affiliate of Credit Suisse First Boston, at a price of $9.91 per share. The offering resulted in net proceeds of approximately $12.9 million, which will be used for general corporate purposes. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

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

include the potential disruption of our ongoing business and distraction of management; the difficulty of assimilating and retaining personnel; the maintenance of uniform standards, corporate cultures, controls, procedures and policies; difficulties in integrating the operations, technologies, and products; insufficient revenues to offset increased expenses associated with the acquisition; potential difficulties in completing projects associated with in-process research and development derived from the Latvian research and development group; coordinating and integrating sales and marketing efforts to effectively communicate the capabilities of the combined company; cross selling related products to each other’s customers; and managing the combined sales force. Our inability to address any of these risks successfully could harm our business

Our operations could be significantly hindered by the occurrence of a natural disaster, terrorist attack or other catastrophic event.

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attack and other events beyond our control. In addition, a substantial portion of our facilities, including our headquarters, is located in Northern California, an area susceptible to earthquakes. We do not carry earthquake insurance for earthquake-related losses. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results and financial condition.

Executive Officers of the Registrant

Set forth below is biographical summaries of our executive officers as of June 30, 2003:

Brian NeSmith, 42, has served as President and Chief Executive Officer and a director of Blue Coat since March 1999. From December 1997 to March 1999, Mr. NeSmith served as Vice President of Nokia IP, Inc., a security router company, which acquired Ipsilon Networks, Inc., an IP switching company, where Mr. NeSmith served as Chief Executive Officer from May 1995 to December 1997. From October 1987 to April 1995, Mr. NeSmith held several positions at Newbridge Networks Corporation, a networking equipment manufacturer, including vice president and general manager of the VIVID group. Mr. NeSmith holds a B.S. in electrical engineering from the Massachusetts Institute of Technology.

Robert Verheecke, 52, has served as Senior Vice President, Chief Financial Officer and Secretary of Blue Coat since May 2001. From October 1997 to May 2001, Mr. Verheecke served as a Chief Financial Officer to several early-stage high technology companies including AlphaBlox, ECnet and 2Bridge. From June 1989 to June 1993, Mr. Verheecke served as Chief Financial Officer at publicly traded NetFRAME, an early manufacturer of high-performance network servers, and from April 1994 to August 1997, Mr. Verheecke served as Chief Financial Officer at Business Objects S.A., a publicly traded decision support software company. Mr. Verheecke holds an M.B.A. from the University of California, Berkeley, a B.S. in Accounting from Santa Clara University, and is a State of California Certified Public Accountant (CPA).

Tom Ayers, 48, has served as Senior Vice President, Worldwide Sales at Blue Coat since October 2002. From February 1999 to October 2002, Mr. Ayers served as Vice President of Sales, for the McAfee division of Network Associates, for both enterprise accounts and the SMB sales organizations. Mr. Ayers served as a regional sales director at Sequent Computers from 1997 until the company’s acquisition by IBM in 1999. He also held several sales management positions at Amdahl Corporation from 1991 to 1997, most recently serving as Vice President of Sales for operational services from 1995 to 1997. Additionally, Mr. Ayers has more than 13 years of systems engineering, sales, and sales management experience from IBM, where he worked from 1977 until 1991. Mr. Ayers holds a B.B.A. degree in marketing from the University of Texas at Austin.

David de Simone, 49, has served as Senior Vice President of Engineering at Blue Coat since September 2003. From December 2002 to September 2003, Mr. de Simone worked as an independent consultant providing technical assistance and executive coaching to several clients. From May 2000 to December 2002, Mr. de Simone served as Vice President of Platform Development for Brocade Communications Systems a leading provider of storage area networking products. From February 1989 to May 2000, Mr. de Simone held a number of positions with Tandem Computers, which was acquired by Compaq Computer Systems. During the last several years of his tenure with Compaq and Tandem, Mr. de Simone was Vice President of Clustering Technology, and earlier in his tenure with Tandem he was a Director of Engineering. Mr. de Simone has an additional 11 years of experience in a variety of Engineering and Operations roles. Mr. de Simone holds a B.S.E.E. from the University of California, Davis.

David Cox, 41, has served as Vice President of Operations, responsible for Manufacturing, Customer Support and Facilities, at Blue Coat since July 2003. From February 2001 to July 2003, Mr. Cox served as an Operations consultant to several internet infrastructure start-ups, including Pluris, RouteScience Technologies, and Hammerhead Systems. From January 1996 to February 2001, Mr. Cox served in multiple manufacturing management roles at Cisco Systems; his last role was that of Business Operations Director. Mr. Cox holds an M.B.A. from Santa Clara University and a B.A. in International Relations from the University of California, Davis.

Item 2.    Properties

We lease approximately 53,000 square feet for our headquarters facility in Sunnyvale, California, under a lease that expires on August 31, 2005. In April 2004, we entered into a lease agreement to occupy approximately 29,000 square feet for general office uses located in Sunnyvale, California, which expires on August 31, 2005. In March 2001, we entered into a lease agreement to occupy 46,000 square feet for a research and development facility in Sunnyvale, California, beginning in the first quarter of our 2002 fiscal year, which expires on June 30, 2006. We also lease space for research and development in Redmond Washington, Waterloo, Ontario, Canada and Latvia. In addition, we lease space for sales and support in three metropolitan areas in North America. We also lease space for sales and support in the following countries: France, Germany, Japan, People’s Republic of China, Belgium, Taiwan, South Korea, United Arab Emirates and the United Kingdom.

In February 2002 we announced a restructuring plan that included closing down our research and development facilities in Redmond, Washington and Sunnyvale, California, and moving the U.S. research and development organization back into our headquarters facility in Sunnyvale, California. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our initial estimates. Due to its financial difficulties, the tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is currently vacant and available for subleasing

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available, if necessary.

Item 3.    Legal Proceedings

See Item 8, Note 13 “Litigation” of the consolidated financial statements included in this Annual Report on Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2004.

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

	High	Low
For the year ended April 30, 2003:
First Quarter	$3.60	$2.25
Second Quarter	$4.15	$2.25
Third Quarter	$5.85	$3.21
Fourth Quarter	$6.90	$4.75

For the year ended April 30, 2004:
First Quarter	$7.22	$5.36
Second Quarter	$17.39	$5.30
Third Quarter	$25.38	$14.81
Fourth Quarter	$64.16	$21.53

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At June 30, 2004, there were approximately 430 stockholders of record and the price per share of our common stock was $33.49. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the fiscal years ended April 30, 2000 through April 30, 2004. For additional discussion regarding the items in this table, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Included in our operating results for the year ended April 30, 2004, are the operations of Ositis Software, Inc., from the date of acquisition (November 14, 2003).

	Year Ended April 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$66,068	$45,738	$55,641	$97,739	$29,277
Gross profit	44,830	28,748	29,707	49,578	18,065
Stock compensation (1)	(1,213)	(2,070)	(19,473)	(69,168)	(38,405)
Goodwill amortization (2)	—	—	(29,489)	(98,987)	—
Acquired in-process technology (3)	(151)	—	—	(32,200)	—
Impairment of assets (4)	—	—	(138,785)	(272,871)	—
Amortization of intangible assets (5)	(305)	—	—	—	—
Restructuring (6)	(1,536)	(1,273)	(15,475)	(1,850)	—
Total operating expenses	(45,475)	(44,787)	(277,874)	(574,748)	(81,711)
Net loss	(348)	(15,928)	(247,031)	(519,096)	(60,686)
Net loss available to common stockholders	(348)	(15,928)	(247,031)	(519,096)	(62,653)

Basic and diluted net loss per common share	$(0.03)	$(1.81)	$(29.66)	$(72.20)	$(16.54)
Shares used in computing basic and diluted net loss per common share	9,956	8,777	8,329	7,190	3,787

	As of April 30,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$39,504	$23,322	$39,946	$81,564	$125,320
Working capital	26,737	16,919	29,743	77,880	126,435
Total assets	68,036	39,992	58,714	287,232	140,734
Total stockholder’s equity	36,115	16,777	30,264	256,751	132,630

(1)	Stock compensation primarily includes amortization of deferred stock compensation, as well as charges associated with modifications to stock-based awards for certain departed employees.
(2)	Goodwill amortization includes charges related to our June 2000 acquisition of SpringBank Networks, Inc. and December 2000 acquisition of Entera, Inc.
(3)	Acquired in-process technology relates to certain research and development projects assumed in the Entera and Ositis acquisitions that had not yet reached technological feasibility and had no alternative future use for us.
(4)	Impairment charges were recorded during the quarters ended April 30, 2001, July 31, 2001, October 31, 2001, January 31, 2002 and April 30, 2002, after we performed impairment assessments and concluded that a substantial portion of our enterprise level goodwill was not recoverable related to our Entera and Springbank acquisitions. In addition, excess property and equipment were deemed impaired and written off in the quarter ended April 30, 2002.
(5)	Amortization of intangible assets relates to assets obtained through the Ositis Acquisition (November 14, 2003).
(6)	Restructuring charges include costs associated with severance, abandoned facilities, and other charges

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, product acceptance, product and sales development, operating results, and cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our limited ability to forecast quarterly operating results and meet analyst or investor expectations, uncertainty in the secure proxy appliance market, technological changes, increased competition, foreign currency exchange rate movements, large volume discount sales affecting gross margin percentage, inability to implement our distribution strategy, inability to increase sales productivity or attract new sales personnel, inability to utilize our net operating loss and tax credit carryforwards, inability to improve our infrastructure and implement new systems, inability to sublease existing facilities, future acquisitions, uncertainty in future operating results, volatile stock price, inability to capitalize on new manufacturing and distribution processes such as outsourcing, product concentration, undetected product errors, product liability claims, supply shortages, unpredictable macroeconomic conditions, inability to defend our intellectual property rights, inability to generate increased international sales, unpredictable sales cycles, increased litigation, inability to attract and retain key employees, unpredictable demand for our products, disclosure of non-GAAP financial information, unpredictable internet usage, inability to raise additional capital, inability to integrate acquired companies, occurrence of a natural disaster, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings.

Overview

Blue Coat™ Systems, Inc., also referred to in this report as “we”, “us” or the “Company”, was incorporated in Delaware on March 16, 1996. We are focused on the proxy appliance market. Blue Coat high-performance proxy appliances provide visibility and control of Web communications to address today’s new business risks such as inappropriate Web surfing, viruses brought in via back door channels such as instant messaging and Web-based email, and network resource abuse due to peer-to-peer (P2P) file sharing and video streaming.

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

Blue Coat makes proxy appliances that provide organizations with visibility and control of Web communications. Proxy appliances act as a “middle-man” in between users on a network, and the Internet. Proxy appliances do not replace existing perimeter security devices; rather, the appliances complement network firewalls by providing granular policy-based controls over Web traffic in ways that firewalls and other externally focused devices cannot.

The Blue Coat family of proxy appliances, called ProxySG, are designed to address today’s new business risks, which can include the risk to be sued by employees who witness inappropriate Web surfing by their coworkers, viruses brought in via back door channels such as instant messaging and Web-based email, and network resource abuse due to peer-to-peer (P2P) file sharing and video streaming. The Blue Coat ProxySG appliances, and new ProxyAV appliances for high-performance Web anti-virus, are designed to enable organizations to minimize security risks and reduce the management costs and complexity of their Web infrastructure.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to sales returns, bad debts, warranty costs, excess inventory and purchase commitments, investments, lease losses and restructuring accruals, intangible assets, goodwill impairment, income taxes and contingencies based on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	Revenue recognition and related receivable allowances;

•	Warranty costs;

•	Inventory;

•	Restructuring liabilities;

•	Valuation of intangible assets;

•	Goodwill impairment;

•	Income taxes; and

•	Contingencies.

Revenue Recognition and Related Receivable Allowances.    We recognize appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable, and collectability of the sales price is probable, unless we have future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until the obligations are met or acceptance is obtained. Revenues related to shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract, which is usually 12 to 36 months.

Delivery is considered to have occurred for our appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred upon delivery of the software key. Delivery of the WinProxy software key is typically made electronically.

Probability of collection is assessed on a customer-by-customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. During the course of the three months and years ended April 30, 2004 and 2003, we deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

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

When a sale involves multiple elements, such as sales of products that include maintenance, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Relative fair value for maintenance elements are determined based on substantive renewal rates. If we have arrangements that include performance, cancellation or refund type provisions, then revenue is deferred until all obligations have been met.

Warranty Costs.    We accrue for warranty expenses at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated costs and sales volumes. If actual warranty expenses are greater than those projected, additional reserves and other charges against earnings may be required. If actual warranty expenses are less than projected, prior reserves could be reduced providing a positive impact on our reported results.

Inventory.    Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to inventory that is obsolete, or in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional write-offs and other charges against earnings may be required.

Restructuring Liabilities.    We have accrued various restructuring liabilities, through charges to “Restructuring Expenses”, related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in our consolidated financial statements. Our restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. These conditions may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination.

Valuation of intangible assets.    We evaluate our long-lived and intangible assets other than goodwill in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We review our long-lived assets, including property and equipment and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is measured based on discounted cash flow analyses.

Goodwill impairment.    We perform goodwill impairment tests in our fourth quarter annually and more often if indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For the purposes of our fiscal 2004 annual impairment test, we considered our market capitalization on the date of our impairment test and determined that no goodwill impairment existed.

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

Contingencies.    From time to time we are involved in various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than any other. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could result in a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

Results of Operations

Net Sales.

The following is a summary of net sales and the changes in net sales by fiscal year (in thousands):

	Year Ended April 30,
	2004	2003	2002
Total net sales	$66,068	$45,738	$55,641
Change from prior year ($)	$20,330	$(9,903)	$(42,098)
Change from prior year (%)	44.4%	(17.8)%	(43.1)%

At the beginning of fiscal 2003, we introduced our ProxySG product line which marked a significant change in our focus from selling caching appliances to service providers to selling proxy appliances to enterprises. For all of fiscal 2003 we invested significant effort in establishing our new products in the marketplace. By the start of fiscal 2004, we had made significant progress in our efforts and net sales began to increase in the first half of fiscal 2004 and increased more significantly in the second half of fiscal 2004. By the end of fiscal 2004, we no longer sold our caching appliances.

The increase in net sales from fiscal 2003 to fiscal 2004 was largely the result of an increase in unit sales as our ProxySG appliances began to achieve acceptance in the market through our continued efforts to establish market presence and distribution channels. Net sales increased slightly in the first half of the fiscal year, but increased more significantly in the second half. This increase in the second half was coincident with the release of the second generation of ProxySG products in September of 2003, and benefited from an overall market increase in IT spending during the fourth calendar quarter of 2003. The increased level of demand for our products experienced in our fiscal third quarter ended January 31, 2004 continued through our fiscal fourth quarter ended April 30, 2004.

As a result of our focus on increasing the use of indirect distribution channels, one of our distributors accounted for 24.1% and 19.0% of our net sales during the years ended April 30, 2004 and 2003, respectively. No customer accounted for more than 10% of our net sales during the year ended April 30, 2002. The same distributor accounted for 12.7% and 20.4% of our gross accounts receivable at April 30, 2004 and 2003, respectively. No other customer accounted for more than 10% of our gross accounts receivable at April 30, 2004 and 2003, respectively.

The decrease in sales from fiscal 2002 to fiscal 2003 was largely the result of a decrease in unit sales of the company’s caching appliances, due to the significant reduction in spending by service providers. The growth in sales of the company’s ProxySG product line introduced at the beginning of fiscal 2003 was not sufficient to offset the decrease in unit sales of its caching appliance product line. In addition, enterprise customers tended to purchase lower-end systems, which have lower average sales prices than our higher-end systems typically purchased by service providers. The reduction in product sales was partially offset by increased service revenue.

The following is a summary of net sales by product category (in thousands):

	Year Ended April 30,
	2004		2003		2002
	$	%	$	%	$	%
Appliances:
Web Security	$49,585	75.1%	$30,278	66.2%	$28,366	51.0%
Legacy	1,000	1.5	5,549	12.1	19,397	34.8

Total appliance	50,585	76.6	35,827	78.3	47,763	85.8

Service	13,817	20.9	9,911	21.7	7,878	14.2
WinProxy	1,666	2.5	—	—	—	—

Total net sales	$66,068	100.0%	$45,738	100.0%	$55,641	100.0%

Appliance sales increased by 41% from fiscal 2003 to fiscal 2004, largely as a result of the increase in the number of ProxySG appliances sold in fiscal 2004, more than making up for the continued decrease in sales of our legacy caching appliances. Appliance sales decreased by 25% from fiscal 2002 to fiscal 2003. This decrease was largely the result of the decline in sales of our caching appliances, only partially offset by the introduction of our ProxySG product line in the beginning of fiscal 2003.

Our service net sales increased 39% from fiscal 2003 to fiscal 2004 and 26% from fiscal 2002 to fiscal 2003. The net sales increases in absolute dollars were due to a larger installed base of our ProxySG appliances each year, as customers purchase new support contracts with their new ProxySG appliance purchases and renewed maintenance contracts on existing ProxySG appliances.

In November of 2003, we purchased Ositis Software Inc., a developer of Web security and Internet access technologies. Ositis’ products include “WinProxy”, an Internet sharing solution, which we have broken out as a separate product category in our net sales.

The following is a summary of net sales by geographic area (in thousands):

	Year Ended April 30,
	2004		2003		2002
	$	%	$	%	$	%
North America	$36,955	55.9%	$23,774	52.0%	$26,322	47.3%
EMEA	19,608	29.7	12,839	28.0	12,288	22.1
Asia	9,505	14.4	9,125	20.0	17,031	30.6

Total net sales	$66,068	100.0%	$45,738	100.0%	$55,641	100.0%

Net sales for North America increased 55% from fiscal 2003 to fiscal 2004, based on the increased net sales of the ProxySG product line. We focused the majority of our marketing efforts for ProxySG in North America and Europe, Middle East, and Africa (EMEA), based on our belief that potential customers in North America and EMEA were the most likely to require the enhanced features and functionality of the ProxySG product line. Net sales in North America decreased by 10% from fiscal 2002 to fiscal 2003, largely due to the reduction in spending from our service providers and the purchase of lower end systems from our enterprise customers.

Net sales for EMEA increased 53% from fiscal 2003 to fiscal 2004 based on the increased net sales of the ProxySG product line. Net sales in EMEA increased by 4% from fiscal 2002 to fiscal 2003. We did not invest in building up the EMEA market as much as we focused on North America and Asia prior to fiscal 2003. However, similar to North America, we focused our ProxySG marketing efforts in EMEA starting in fiscal 2003.

Net sales for Asia increased 4% from fiscal 2003 to fiscal 2004 as demand for the new ProxySG product line improved for Asia, but to a lesser extent than in North America or EMEA. Net sales in Asia decreased by 46% from fiscal 2002 to fiscal 2003. The Asia region was the most dependent on the sales of caching appliances to service providers, and as this market declined in fiscal 2003 our net sales in that region were significantly impacted. In fiscal 2002 we instituted stronger credit requirements for much of our Asia region in response to growing concerns over our Asian customer’s creditworthiness, which impacted our net sales from that portion of the world. In addition, our sales force in Asia in fiscal 2004 and fiscal 2003 was not as large as it was in fiscal 2002.

Gross Profit.

The following is a summary of gross profit by fiscal year (in thousands):

	Year Ended April 30
	2004	2003	2002
Gross profit	$44,830	$28,748	$29,707
Gross profit as a percentage of net sales	67.9%	62.9%	53.4%

Gross profit increased during fiscal 2004 as compared to fiscal 2003, primarily due to higher net sales while total manufacturing and support costs increased slightly but not proportionate to net sales. Gross profit as a percent of net sales increased during fiscal 2004 as compared to fiscal 2003 as a result of: (i) cost efficiencies associated with increased business volume, and (ii) lower component costs

Gross profit decreased slightly during fiscal 2003 as compared to fiscal 2002 primarily due to lower net sales, partially offset by significant reductions in total costs of goods sold. Cost of goods sold in fiscal 2002 included excess and obsolete inventory charges of approximately $2.3 million. In addition, costs of goods sold in fiscal 2003 were lower due to significantly lower fixed manufacturing and support costs as a result of restructuring programs initiated in prior fiscal years. Gross profit as a percentage of net sales increased in fiscal 2003 as compared to fiscal 2002 as a result of the factors mentioned above, as well as a significant reduction in manufacturing and support costs.

Our gross profit has been and will continue to be affected by a variety of factors, including competition, fluctuations in demand for our products, the timing and size of customer orders and product implementations, the mix of direct and indirect sales, the mix and average selling prices of products, new product introductions and enhancements, component costs, manufacturing costs and product configuration. If actual orders do not match our forecasts, as we have experienced in the past, we may have excess or inadequate inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business. Lead times of certain components have increased due to increases in IT spending and the economic recovery.

Research and Development.

The following is a summary of research and development expenses by fiscal year (in thousands):

	Year Ended April 30,
	2004	2003	2002
Research and development	$11,507	$11,398	$35,082
R&D as a percentage of net sales	17.4%	24.9%	63.1%

Research and development expenses consist primarily of salaries and benefits and prototype and testing equipment costs. Research and development headcount was 82 at April 30, 2004, 62 at April 30, 2003, and 84 at April 30, 2002. During February of 2002 we implemented a reduction in workforce of approximately 200 employees across all departments. As a result the headcount number as of April 30, 2002 is not reflective of the true number of employees within the research and development department during the fiscal year ended April 30, 2002. The actual headcount during the year was higher, which explains the significant reduction in total research and development expense from fiscal 2002 to fiscal 2003.

Research and development expenses increased slightly in fiscal 2004 compared to fiscal 2003 primarily attributable to an increase in staffing in the third quarter due to the Ositis Software Inc. acquisition and non-recurring engineering charges associated with the launch of our ProxySG 800 and 8000 series.

As a percentage of net sales, research and development expenses decreased in fiscal 2004 compared to fiscal 2003. The decrease in research and development expenses as a percentage of net sales in fiscal 2004 occurred due to an increase in total net sales with only a slight increase in absolute dollars of total research and development expense.

The decrease in research and development expenses from fiscal 2002 to fiscal 2003 in absolute dollars was primarily attributable to significantly lower staffing levels throughout 2003 as compared to fiscal 2002. The decrease in research and development headcount at April 30, 2003, is a result of the restructuring plan initiated in the fourth quarter of fiscal 2002. Additionally, in fiscal 2003, we received $0.6 million in credits for fiscal 2000 and 2001 scientific research and experimental development expenditures related to our research and development office in Canada, which were recorded as a reduction of research and development expense.

We believe that continued investment in product enhancement and new product development is critical to achieving our strategic objectives, and as a result, as our net sales allow, we expect research and development expenses to continue to increase in absolute dollars. However, should sales decline in future periods, we may implement cost reduction programs to reduce our research and development expenses.

Sales and Marketing.

The following is a summary of sales and marketing expenses by fiscal year (in thousands):

	Year Ended April 30,
	2004	2003	2002
Sales and marketing	$24,536	$25,227	$30,046
Sales and marketing as a percentage of net sales	37.1%	55.2%	54.0%

Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. Sales and marketing headcount was 93 at April 30, 2004, 81 at April 30, 2003 and 84 at April 30, 2002. Sales and marketing expense decreased slightly in fiscal 2004 compared to fiscal 2003 even with an increase in headcount due to decreased marketing expenditures. Sales and marketing expense decreased in fiscal 2003, compared to fiscal 2002 due to reductions in sales and marketing headcount as a result of the restructuring plan initiated in the fourth quarter of fiscal 2002.

As a percentage of net sales, sales and marketing expenses decreased in fiscal 2004 compared to fiscal 2003 and fiscal 2002. The decrease in sales and marketing expense as a percentage of net sales in fiscal 2004 was attributable to the increase in total net sales, without a proportionate increase to sales and marketing expense. Our sales organization was able to achieve much higher levels of productivity largely due to the success of the ProxySG product line. The increase in sales and marketing expense as a percentage of net sales in fiscal 2003 compared to fiscal 2002 occurred because of lower sales and expenses that did not decrease in proportion to sales.

Should growth in demand for our products continue, we expect sales and marketing expenses will increase in absolute dollars in an effort to expand domestic and international markets, introduce new products and establish and expand new distribution channels. However, should sales decline in future periods, we may implement cost reduction programs to reduce our sales and marketing expenses.

General and Administrative.

The following is a summary of general and administrative expenses by fiscal year (in thousands):

	Year Ended April 30,
	2004	2003	2002
General and administrative expense	$5,127	$4,819	$9,524
General and administrative as a percentage of net sales	7.8%	10.5%	17.1%

General and administrative headcount was 32 at April 2004, 25 at April 30, 2003 and 27 at April 30, 2002. General and administrative expenses increased in fiscal 2004 compared to fiscal 2003 due to increased headcount. The decrease in general and administrative expenses in absolute dollars during fiscal 2003 compared to fiscal 2002 was largely related to the restructuring plan implemented in the fourth quarter of fiscal 2002.

As a percentage of net sales, general and administrative expenses decreased to 7.8% in fiscal 2004 from 10.5% in fiscal 2003 and 17.1% in fiscal 2002. The decrease in general and administrative expenses as a percentage of net sales in fiscal 2004 was due to the increase in net revenues for the year as the spending in general and administrative expenses remained relatively constant. The decrease in general and administrative expenses as a percentage of net sales in fiscal 2003 was a result of the significantly lower expenses in 2003 resulting from the restructuring plan implemented in the fourth quarter of fiscal 2002.

Should growth in demand for our products continue, we expect that general and administrative expenses will increase in absolute dollars as we increase headcount to manage expanding operations and facilities and to appropriately respond to the requirements of section 404 of the Sarbanes Oxley Act. However, should sales decline in future periods, we may implement cost reduction programs to reduce our general and administrative expenses.

Legal Settlement Fees

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

Stock Compensation.

The following summarizes stock compensation expense by fiscal year (in thousands):

	Year Ended April 30,
	2004	2003	2002
Stock compensation expense	$1,213	$2,070	$19,473
Stock compensation as a percentage of net sales	1.8%	4.5%	35.0%

As a result of the acquisition of Ositis (November 14, 2003), deferred stock compensation of $1.4 million was included in our shareholders equity on the balance sheet. Of this $1.4 million, $0.7 million was amortized to stock compensation expense in our statement of operations during the year ended April 30, 2004. In addition, stock compensation expense reflects the amortization of deferred stock compensation, charges associated with stock options and warrants granted to non-employees for services and modifications to stock-based awards for certain departed employees.

Stock compensation expense decreased in fiscal 2004 compared to fiscal 2003 as a result of decreased headcount and decreased amortization of deferred stock compensation for remaining employees, partially offset in fiscal 2004 by an increase in expense due to stock awards committed to be issued to Ositis Software employees who became our employees after the acquisition. Our policy is to amortize Ositis related deferred stock compensation using a straight line method. Deferred stock compensation recorded in connection with our November 1999 initial public offering, certain below-market option grants in fiscal 2001 and unvested options assumed in our December 2000 acquisition of Entera are amortized using a graded method. Graded amortization methods result in greater amortization in earlier years. Based on committed stock awards, and the options granted through April 30, 2004, we have a remaining balance of approximately $0.7 million in deferred stock compensation. This amount will be fully amortized during fiscal 2005.

Stock compensation expense decreased in fiscal 2003 compared to fiscal 2002 due to the amortization of the deferred compensation balances recorded in our statement of shareholders equity. The deferred compensation balance in our equity statement during fiscal 2002 and 2003 was being amortized using the graded vesting method, which results in greater amortization in earlier years. Thus a significant amount of our deferred compensation was amortized in fiscal 2002 while a lesser amount was amortized in fiscal 2003.

Goodwill Amortization.    In accordance with Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we ceased amortizing goodwill at the end of fiscal 2002 and have not amortized goodwill for any acquisitions subsequent to fiscal 2002. In fiscal 2002, we amortized goodwill by $29.5 million. The goodwill that was amortized during fiscal 2002 related to the acquisition of Entera during fiscal 2001.

Acquired In-Process Technology.    We recorded a non-recurring, non-cash $151,000 charge in fiscal 2004 for the value of in-process technology acquired in the Ositis acquisition, which relates to in-process technology that had not yet reached technological feasibility and had no future use in our development activities. No such charges were recorded in fiscal years 2003 or 2002.

To establish the value of the in-process technology acquired from Ositis, we used an income approach, which values an asset based on the earnings capacity of such asset considering the future cash flows that could potentially be generated by the asset over its estimated remaining life. These cash flows were discounted to their present value using a discount rate of 25.0%, theoretically equal to a rate that would provide sufficient return to a potential investor at an appropriate level of risk. The present value of the cash flows over the life of the asset is summed to equal the estimated value of the asset.

Impairment of Assets.    As discussed further under “Asset Impairment” below, and in Item 8, Note 6 “Impairment of Assets” of consolidated financial statements included in this Annual Report on Form 10-K, in fiscal 2002 we performed impairment assessments of our long-lived assets and determined that enterprise-level goodwill associated with the SpringBank and Entera acquisitions was impaired. As a result, an impairment charge of $134.1 million was recorded in fiscal 2002 to write the net book value of our enterprise-level goodwill down to zero. Additionally, we recorded write-downs related primarily to certain leasehold improvements of $4.7 million in fiscal 2002. The leasehold improvement write-downs related to certain research and development facilities, which were closed and/or relocated in fiscal 2002 in connection with our restructuring and reorganization activities. We recorded no write-downs of long-lived assets during the years ended April 30, 2004 and 2003.

Restructuring Charges.

The following summarizes restructuring expense and changes in restructuring expense by fiscal year (in thousands):

	Year Ended April 30,
	2004	2003	2002
Restructuring Expense	$1,536	$1,273	$15,475
Change in restructuring expense	$263	$(14,202)	$13,625
% Change in restructuring expense	20.7%	(91.8)%	736.5%

As discussed further under “Restructuring Plans” below, and in Note 6 “Restructuring Charges” of the consolidated financial statements included in this Annual Report on Form 10-K, we recorded $1.5 million, $1.3 million, and $15.5 million in fiscal 2004, fiscal 2003, and fiscal 2002, respectively, related to facilities closure costs, lease abandonment costs, certain employee severance costs and contract termination costs. We revised certain of our estimates related to lease termination costs and recorded $1.5 million of restructuring charges in fiscal 2004. See Note 6 “Restructuring Charges” of the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Interest and Other Income (Expense).

The following summarizes interest and other income (expense) and changes in interest and other income (expense) by fiscal year (in thousands):

	Year Ended April 30,
	2004	2003	2002
Interest income	$355	$578	$2,096
Other income (expense)	66	(206)	(499)
% Change in interest income	(38.6)%	(72.4)%	(68.7)%
% Change in other income (expense)	132.0%	(58.7)%	(59.4)%

Interest income decreased in fiscal 2004 compared to fiscal 2003 and fiscal 2002. These decreases were primarily attributable to lower interest bearing cash and investment balances as well as lower interest rates earned on our cash equivalents and short-term investments.

Other income consists primarily of realized gains and losses on investments, foreign exchange gain or losses, banking fees, other than temporary impairment on investments, and non recurring gains or losses not in our normal course of business.

Other income increased in fiscal 2004 compared to fiscal 2003 and 2002. Other income for fiscal 2004 primarily reflected our recovery on a previously reserved employee note that was collected during the fourth quarter of 2004.

During fiscal 2002 certain investments that we held were deemed to be more than temporarily impaired and were written-off. As a result of this write-down in fiscal 2002, other expense was considerably higher than in fiscal 2003.

Provision for Income Taxes.

The following summarizes the provision for income taxes and changes in the provision for income taxes by fiscal year (in thousands):

	Year Ended April 30,
	2004	2003	2002
Provision for income taxes	$124	$261	$461
Change in provision for income taxes	$(137)	$(200)	$143
% change in provision for income taxes	(52.5)%	(43.4)%	45.0%

The provision for income taxes, which is composed entirely of foreign corporate income taxes, decreased to $124,000 in fiscal 2004 from $261,000 in fiscal 2003, and from $461,000 in fiscal 2002. The foreign corporate income taxes result from our international expansion and the establishment of branches and subsidiaries in various jurisdictions.

We have incurred losses from our inception through April 30, 2004. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets. Therefore, a full valuation allowance has been recorded at April 30, 2004 and 2003. The valuation allowance increased (decreased) by $1.9 million, ($10.4 million) and $59.8 million during fiscal years 2004, 2003 and 2002, respectively.

As of April 30, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $254.5 million, which will expire in fiscal years ending in 2011 through 2024, if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $100.2 million, which will expire in fiscal years ending in 2006 through 2015, if not utilized. We also had federal and California research and other tax credit carryforwards of approximately $4.8 million, which will expire in fiscal years 2012 through 2023, if not utilized.

Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization. The events that may cause ownership changes in our net operating loss include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three year period. We are currently undergoing an analysis of our net operating loss and tax credit carryforwards in order to determine the total amount of carryforwards, which we will be able to use in future periods.

Our deferred tax assets, which have been offset by the valuation allowance, include deferred tax benefits associated with employee incentive stock options. These deferred tax benefits of approximately $30.0 million will be credited to additional paid-in-capital when realized.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of certain foreign subsidiaries aggregating approximately $0.7 million at April 30, 2004, as such earnings have been reinvested in the business. If such earnings were not permanently reinvested, a deferred tax liability of $30,000 would have been required.

Acquisitions

Ositis Software, Inc.    On November 14, 2003, we completed an acquisition of Ositis Software, Inc. (“Ositis”). The purchase price of $8.7 million consisted of 0.4 million shares of Blue Coat common stock valued at $6.7 million, $1.1 million in cash and $0.9 million in direct transaction costs. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. See Note 3 “Acquisitions” of the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Ositis, a California Corporation, is a developer of Web security and Internet access technologies. Ositis offers software and appliance solutions that provide customers with a system to safeguard and connect networked devices. Ositis’ products include “WinProxy”, an Internet sharing solution, “eShield”, an appliance that includes anti-spam, antivirus and Web filtering on one platform, and Access Now VBN for visitor-based network connectivity. Ositis’ operations were assumed as of the date of the acquisition and are included in our results of operations beginning on November 14, 2003 and, as a result, are not reflected in the results of operations for the year ended April 30, 2003. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations”; accordingly, we allocated the purchase price to the fair value of assets acquired and liabilities assumed.

SpringBank Networks, Inc.—On June 5, 2000, we acquired all of the outstanding capital stock of SpringBank Networks, Inc. (“SpringBank”), a privately held company organized to develop content management technologies. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since June 5, 2000, the results of operations of SpringBank have been included in our consolidated statements of operations. Purchase consideration totaled $177.0 million and included 550,000 shares of our common stock, approximately $7.0 million of assumed liabilities and $2.0 million in transaction costs. The entire $177.0 million purchase price was allocated to goodwill. For further discussion regarding goodwill, refer to the “Asset Impairment” section below.

Entera, Inc.—On December 15, 2000, we completed the acquisition of Entera, Inc. (“Entera”), a company that developed standards-based streaming content distribution and management technologies, in a stock-for-stock merger transaction accounted for as a purchase. The purchase consideration was $411.9 million, consisting of approximately 680,000 shares of our common stock with a fair value of $370.8 million, the assumption of 80,000 outstanding stock options with a fair value of $40.0 million, and $1.1 million in transaction costs. The excess of the purchase price over the fair value of the net assets acquired was valued at $409.1 million. Of this excess, $359.3 million was allocated to goodwill, $17.6 million was allocated to deferred compensation, and $32.2 million was allocated to in-process research and development. For further discussion regarding goodwill, refer to the “Asset Impairment” section below.

Stock Compensation

We recorded deferred stock compensation of approximately $1.4 million for the year ended April 30, 2004 related to stock, which will be issued to Ositis employees who transferred to our company and became Blue Coat employees. We did not record any deferred stock compensation in fiscal 2003 or 2002. Our deferred stock compensation expense results from a variety of stock-based transactions. Increases to our deferred stock compensation balance represents the difference between the exercise price and the market price of the underlying stock on the date of stock options that are granted to employees. However, we have also completed other stock-based transactions that impact deferred stock compensation, such as acquisitions in which the outstanding options of the acquired entity are assumed, instances where modifications are made to the terms and conditions of option grants subsequent to the grant date, and acquisitions where we have committed to issuing stock option awards to transitioned employees. Deferred stock compensation is amortized to stock compensation expense over the option vesting period, generally two to four years, recognized immediately if there is no vesting period, or recognized over the term that the award is earned. In addition to amortization of deferred stock compensation, stock compensation expense includes charges associated with stock options and warrants granted to non-employees for services. We recorded stock compensation expense of approximately $1.2 million, $2.1 million and $19.5 million for the years ended April 30, 2004, 2003 and 2002, respectively. We may record additional deferred stock compensation and/or stock compensation expense in the future if management decides to grant stock options with exercise prices lower than fair market value of the stock, assume outstanding options in future acquisitions, issue stock awards in future acquisitions, modify outstanding stock awards subsequent to their date of grant, or enter into other transactions that may require the recognition of additional compensation. We expect stock compensation expense, to impact our reported results through fiscal 2005.

Restructuring Plans

In February 2002, our Board of Directors approved a restructuring program to significantly reduce operating expenses and to further align the Company with market conditions, future revenue expectations and planned future product direction. In connection with this restructuring program, we implemented a reduction in workforce of approximately 200 employees, which represented approximately 45% of our workforce. We accrued $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of $2.7 million, facilities closure and lease abandonment costs of $9.5 million and contract termination costs of $0.7 million. All employees were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facilities is adjusted. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with initial estimates. Our facility in Redmond, Washington was subleased in December 2002, for the remainder of the term of the original lease at a rental price consistent with initial estimates. Due to its financial difficulties, the tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is again vacant and available for subleasing. As a result, we revised and increased the restructuring accruals for abandoned space by $1.6 million during fiscal 2003 based on new market trend information provided by a commercial real estate broker. We also reduced our estimates for contract termination costs by $0.3 million during fiscal 2003, as we were able to negotiate lower settlement amounts than originally estimated. During the second and fourth quarter of fiscal 2004, we further increased our restructuring accruals for abandoned space by $1.5 million to reflect additional revisions of market trend information provided by a commercial real estate broker. As of April 30, 2004, all severance costs related to domestic and international employees had been paid and $6.6 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

In August 2001, our Board of Directors approved a restructuring program in response to the continued economic slowdown that negatively impacted first quarter of fiscal 2002 demand for our products as potential customers deferred spending on Internet and intranet infrastructure. In order to streamline our cost structure and better position us for planned growth, we implemented a reduction in workforce of approximately 80 positions. We incurred $2.6 million in restructuring costs in the quarter ended October 31, 2001, which included employee severance costs of $1.7 million and certain contract termination costs of $0.9 million. As of April 30, 2003, these severance payments and contract termination payments were completed.

In February 2001, we announced a reorganization plan and incurred $1.9 million in reorganization costs in the quarter ended April 30, 2001 to complete this effort, which primarily included employee severance costs of $1.3 million to reduce our workforce by 52 employees and certain contract termination costs of $0.6 million. This plan was instituted in response to an unanticipated economic slowdown that negatively impacted third and fourth quarter fiscal 2001 demand for our products, as potential customers deferred spending on Internet and intranet infrastructure. The reorganization plan was designed to more closely align spending with our sales projections. As of April 30, 2003, these severance payments and contract termination payments were completed.

Changes in our restructuring accruals are as follows (in thousands):

	Abandoned Space	Severance Related	Contract Termination and Other	Total
Balances as of April 30, 2002	$9,503	$406	$969	$10,878
Cash payments	(3,067)	(406)	(641)	(4,114)
Additions	1,553	—	—	1,553
Reversals	—	—	(280)	(280)

Balances as of April 30, 2003	7,989	—	48	8,037
Cash payments	(2,947)		(22)	(2,969)
Additions	1,536	—	—	1,536

Balances as of April 30, 2004	6,578	—	26	6,604
Less : current portion which is included in “Other accrued liabilities”	3,074	—	26	3,100

Long-term accrued restructuring reserve	$3,504	$—	$—	$3,504

We cannot assure you that our most recent restructuring program will achieve all of the expense reductions and other benefits that we anticipate. In addition, anticipated savings from the reduced headcount or facility consolidations have been, and may in the future be, mitigated by changes in circumstances or subsequent increases in headcount and facilities related to our operating requirements. See Note 6 “Restructuring Charges” of the consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Asset Impairment

In fiscal 2002, we determined that certain enterprise level goodwill recorded in connection with our Springbank and Entera acquisitions was not fully recoverable. Our impairment assessments were performed because (i) our stock price had declined significantly and the net book value of our assets significantly exceeded our market capitalization and (ii) industry growth rates had declined significantly.

The overall decline in industry growth rates indicated that this trend might continue for an indefinite period. As a result, we recorded an impairment charge of $134.1 million in fiscal 2002 to reduce goodwill to its estimated fair value based on the market value method. The estimate of fair value was based upon our average market capitalization, which was calculated using our average closing stock price surrounding each respective measurement date. Additionally, we recorded a write-down related primarily to certain leasehold improvements of $4.7 million in fiscal 2002. The leasehold improvement write-down related to certain research and development facilities, which were closed and/or relocated in fiscal 2002 in connection with our restructuring and reorganization activities. We recorded no write-downs of long-lived assets during the year ended April 30, 2004 and 2003.

Liquidity and Capital Resources

We believe the existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, and capital expenditures. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, and pursue strategic investments or to take advantage of business opportunities as they arise.

	April 30,
(In thousands )	2004	2003	2002
Cash and cash equivalents	$39,424	$12,784	$12,480
Short-term investments	80	10,538	27,466
Restricted Investments	1,991	1,991	1,991

	$41,495	$25,313	$41,937

Percentage of total assets	61.0%	63.3%	71.4%

	Year Ended April 30,
(In thousands )	2004	2003	2002
Cash provided by (used in) operating activities	$3,951	$(16,266)	$(40,829)
Cash provided by (used in) investing activities	5,427	16,205	(2,934)
Cash provided by financing activities	17,262	365	887

Net increase (decrease) in cash and cash equivalents	$26,640	$304	$(42,876)

Since our inception, we have financed our operations and capital expenditures through private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock. During fiscal 2004 we also financed our operations and capital expenditures through cash provided by operating activities.

During the year ended April 30, 2004, we generated $4.0 million of cash from operating activities, compared to a use of cash of $16.3 million for the year ended April 30, 2003. This increase was the result of a decrease in our operating loss for the year ended April 30, 2004, adjusted for non-cash operating items. Working capital uses of cash included increases in prepaid expenses and other current assets, an increase in our accounts receivable balance, and a decrease in accrued liabilities. Prepaid expenses and other current assets increased over 2003 levels as a result of certain committed orders with certain vendors to obtain discounted prices on essential product as well as purchases of material used for new product introductions, which were designated as prepaid amounts. Accounts receivable increased as a result of increased sales during fiscal 2004 as compared to fiscal 2003, partially offset by increased collection efforts. Our day’s sales outstanding have decreased from 61.8 at April 30, 2003 to 44.5 at April 30, 2004. Accrued liabilities decreased over the prior year primarily as a result of cash payments made against the restructuring accrual recorded during fiscal 2003, offset by a slight increase in accrued payroll. Working capital sources of cash included an increase in accounts payable and an increase in deferred revenue. Accounts payables increased during the year ended April 30, 2004 as a result of a lower than usual accounts payable balance at April 30, 2003 and as a result of certain committed orders recorded with some of our vendors in order to obtain discounted prices on essential product. Deferred revenue increased as a result of increased sales of service and support.

Net cash provided by investing activities was $5.4 million for the year ended April 30, 2004 and $16.2 million for the year ended April 30, 2003. Net cash provided by investing activities for the year ended April 30, 2004 and 2003 was primarily due to sales of short-term investments of $10.4 million and $16.9 million, respectively, partially offset by purchases of property and equipment of $1.4 million and $0.7 million, respectively. Also during the year ended April 30, 2004, we acquired Ositis, resulting in a total net effect on cash used by investing activities of $3.6 million. In the future, we expect that any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities. During the year ended April 30, 2004 and 2003, our capital expenditures consisted primarily of the Ositis acquisition and purchases of computer equipment, software, furniture and leasehold improvements.

Net cash provided by financing activities was $17.2 million and $0.3 million for the year ended April 30, 2004 and 2003, respectively. The net cash provided by our financing activities for the year ended April 30, 2004 was primarily due to a private equity financing and the issuance of common stock through the exercise of stock options. On September 18, 2003, we raised $12.9 million from the sale of 1,311,807 shares of our common stock to investment funds and an individual affiliated with Sprout Group, a venture capital affiliate of Credit Suisse First Boston.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases:
Abandoned space	$7,431	$3,132	$4,041	$258	$—
In use	3,372	2,342	800	230	—

Total	10,803	5,474	4,841	488	—
Purchase commitments (1)	1,834	1,834	—	—	—

Total	$12,637	$7,308	$4,841	$488	$—

(1)	Purchase commitments are principally for manufacturing material and equipment.

We lease certain equipment and office facilities under noncancelable operating leases that expire at various dates through 2008. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the terms of the respective leases.

For purposes of the above table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable, legally binding on us, and subject us to penalties if we cancel the agreement. Our purchase commitments are based on our short-term manufacturing needs and are fulfilled by our vendors within short time horizons.

Based on our current plan, we expect to generate cash flow from operations in the fiscal year ending April 30, 2005. Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. As of April 30, 2004, we had a total of $39.5 million in cash equivalents and short-term investments, as well as $1.9 million in restricted investments, providing us with a total cash position of $41.5 million.

We believe that our cash, cash equivalent and short-term investment balances as of April 30, 2004 and cash generated from operations, if any, will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, or if cash is used for unanticipated purposes, we may need additional capital sooner than expected. Although we cannot guarantee that planned results will be obtained in fiscal 2005 or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned cash flow assumptions can be realized. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we could be unable to continue our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Off-Balance Sheet Arrangements

As of April 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Recent Accounting Pronouncements

On December 17, 2003 the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financials Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of SAB 104 did not have a material effect on our financial position, results of operations or liquidity.

On July 31, 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on its tentative conclusions on Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2,” Software Revenue Recognition, “to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software” (EITF 03-05). EITF 03-05 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverables for which the related software is essential to the functionality of the non-software deliverables. EITF 03-05 was effective for fiscal periods beginning after August 2003. The adoption of EITF 03-05 did not have a material effect on our financial position, results of operations or liquidity

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We believe we have no investment in or contractual relationship or other business relationship with a variable interest entity and, therefore, the adoption of FIN 46 did not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to certain market risks, including changes in exchange rates and interest rates. We do not undertake any specific actions to cover our exposures to exchange and interest rate risks, and we are not a party to any risk management transactions. We do not purchase or hold any derivative financial instruments for speculative or trading purposes.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of April 30, 2004, we had approximately $38.6 million invested primarily in certificates of deposit and fixed-rate, short-term corporate and U.S. government debt securities. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. For the fiscal years 2004, 2003 and 2002, approximately 45%, 48% and 53%, respectively, of our total net sales were derived from customers outside of North America. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

Item 8.    Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Blue Coat Systems, Inc.

We have audited the accompanying consolidated balance sheets of Blue Coat Systems Inc. as of April 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Coat Systems, Inc. at April 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/     ERNST & YOUNG LLP

Walnut Creek, California

May 25, 2004

BLUE COAT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	April 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$39,424	$12,784
Short-term investments	80	10,538
Accounts receivable, net of allowance for doubtfull accounts and sales returns of $540 and $675 at April 30, 2004 and 2003, respectively	10,441	8,080
Inventories	1,595	1,594
Prepaid expenses and other current assets	1,829	922

Total current assets	53,369	33,918
Property and equipment, net	2,490	3,024
Restricted investments	1,991	1,991
Goodwill	7,456	—
Identifiable intangible assets, net	1,849	—
Other assets	881	1,059

Total assets	$68,036	$39,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,890	$616
Accrued payroll and related benefits	2,564	1,905
Deferred revenue	10,514	8,711
Accrued acquisition costs	4,991	—
Accrued restructuring reserve	3,100	2,921
Other accrued liabilities	2,573	2,846

Total current liabilities	26,632	16,999
Accrued restructuring reserve, less current portion	3,504	5,116
Deferred revenue, less current portion	1,785	1,100

Total liabilities	31,921	23,215

Commitments

Stockholders’ equity:
Preferred stock:
$0.0001 par value, issuable in series: 10,000,000 shares authorized at April 30, 2004 and 2003, respectively; none issued and outstanding at April 30, 2004, and 2003, respectively	—	—
Common stock:
$0.0001 par value, 200,000,000 shares authorized at April 30, 2004 and 2003, respectively; 11,128,164 and 9,047,956 shares issued and outstanding at April 30, 2004, and 2003, respectively	1	1
Additional paid-in capital	903,141	883,352
Treasury stock, at cost; 132,214 shares held at April 30, 2004 and 2003, respectively	(903)	(903)
Notes receivable from stockholders	—	(28)
Deferred stock compensation	(727)	(607)
Accumulated deficit	(865,399)	(865,051)
Accumulated other comprehensive income	2	13

Total stockholders’ equity	36,115	16,777

Total liabilities and stockholders’ equity	$68,036	$39,992

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended April 30,
	2004	2003	2002
Net sales:
Appliance	$50,585	$35,827	$47,763
Services	13,817	9,911	7,878
WinProxy	1,666	—	—

Total net sales	66,068	45,738	55,641
Cost of goods sold	21,238	16,990	25,934

Gross profit	44,830	28,748	29,707
Operating expenses:
Research and development	11,507	11,398	35,082
Sales and marketing	24,536	25,227	30,046
General and administrative	5,127	4,819	9,524
Legal settlement fees	1,100	—	—
Write-off of in-process technology	151	—	—
Amortization of intangible assets	305	—	—
Goodwill amortization	—	—	29,489
Impairment of assets	—	—	138,785
Restructuring	1,536	1,273	15,475
Stock compensation	1,213	2,070	19,473

Total operating expenses	45,475	44,787	277,874

Operating loss	(645)	(16,039)	(248,167)
Interest income	355	578	2,096
Other income (expense)	66	(206)	(499)

Net loss before income taxes	(224)	(15,667)	(246,570)
Provision for income taxes	(124)	(261)	(461)

Net loss	$(348)	$(15,928)	$(247,031)

Basic and diluted net loss per common share	$(0.03)	$(1.81)	$(29.66)

Shares used in computing basic and diluted net loss per common share	9,956	8,777	8,329

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount						Shares	Amount
Balances at April 30, 2001	8,813	$1	$896,776	$(573)	$(33,348)	$(210)	$(601,901)	(154)	$(3,994)	$256,751
Exercise of stock options and purchases of ESPP shares by employees	104	—	(2,543)	—	—	—	—	198	3,533	990
Interest on notes receivable from stockholders	—	—	—	(19)	—	—	—	—	—	(19)
Grant of stock options to consultants	—	—	70	—	(70)	—	—	—	—	—
Stock compensation expense related to modified employee stock options	—	—	45	—	—	—	—	—	—	45
Amortization of deferred stock compensation	—	—	—	—	19,428	—	—	—	—	19,428
Reversal of unamortized deferred stock compensation	—	—	(10,368)	—	10,368	—	—	—	—	—
Repurchase of stock and related notes receivable settlement	(4)	—	(13)	198	—	—	(191)	(180)	(434)	(440)
Repayment of notes receivable	—	—	—	337	—	—	—	—	—	337
Net loss	—	—	—	—	—	—	(247,031)	—	—	(247,031)
Change in unrealized gain (loss) on short-term investments	—	—	—	—	—	203	—	—	—	203

Balances at April 30, 2002	8,913	1	883,967	(57)	(3,622)	(7)	(849,123)	(136)	(895)	30,264
Exercise of stock options and purchases of ESPP shares by employees	139	—	339	—	—	—	—	29	5	344
Interest on notes receivable from stockholders	—	—	—	(14)	—	—	—	—	—	(14)
Stock compensation expense related to modified employee stock options	—	—	162	—	(114)	—	—	—	—	48
Amortization of deferred stock compensation	—	—	(882)	—	2,904	—	—	—	—	2,022
Reversal of unamortized deferred stock compensation	—	—	(225)	—	225	—	—	—	—	—
Repayment of notes receivable	—	—	—	27	—	—	—	—	—	27
Repurchase of stock and related notes receivable settlement	(4)	—	(9)	16	—	—	—	(25)	(13)	(6)
Net loss	—	—	—	—	—	—	(15,928)	—	—	(15,928)
Change in unrealized gain (loss) on short-term investments	—	—	—	—	—	20	—	—	—	20

Balances at April 30, 2003	9,048	1	883,352	(28)	(607)	13	(865,051)	(132)	(903)	16,777
Exercise of stock options and purchases of ESPP shares by employees	619	—	4,318	—	—	—	—	—	—	4,318
Interest on notes receivable from stockholders	—	—	—	(11)	—	—	—	—	—	(11)
Repayment of notes receivable from stockholders	—	—	—	39	—	—	—	—	—	39
Sale of common stock	1,312	—	12,944	—	—	—	—	—	—	12,944
Stock compensation expense related to modified employee stock options	—	—	20	—	—	—	—	—	—	20
Issuance of common stock in connection with the acquisition of Ositis Software, Inc	127	—	2,164	—	—	—	—	—	—	2,164
Fair Value of warrants assumed in connection with the acquisition of Ositis Software, Inc	—	—	43	—	—	—	—	—	—	43
Deferred stock compensation related to the acquisition of Ositis Software, Inc	—	—	—	—	(1,389)	—	—	—	—	(1,389)
Issuance of shares to certain Blue Coat employees as part of the Ositis Software, Inc. acquisition	22	—	376	—	—	—	—	—	—	376
Amortization of deferred stock compensation	—	—	—	—	1,222	—	—	—	—	1,222
Reversal of unamortized deferred stock compensation	—	—	(47)	—	47	—	—	—	—	—
Reversal of previously amortized deferred stock compensation	—	—	(29)	—	—	—	—	—	—	(29)
Net loss	—	—	—	—	—	—	(348)	—	—	(348)
Change in unrealized gain (loss) on short-term investments	—	—	—	—	—	(11)	—	—	—	(11)

Balances at April 30, 2004	11,128	$1	$903,141	$—	$(727)	$2	$(865,399)	(132)	$(903)	$36,115

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended April 30,
	2004	2003	2002
Operating Activities
Net loss	$(348)	$(15,928)	$(247,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,068	2,930	5,204
Amortization	305	—	29,488
Stock compensation	1,213	2,070	19,473
Noncash charges for, acquired in-process technology, restructuring charges and impairment of assets	1,687	—	154,261
Loss (gain) on disposition of capital assets	(29)	53	35
Interest (accrued) payments on notes receivable from stockholders	28	(14)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(2,361)	(1,980)	8,265
Inventories	(1)	394	5,030
Prepaid expenses and other current assets	(673)	654	1,664
Other assets	184	7	396
Accounts payable	2,279	(1,942)	(4,203)
Accrued liabilities	(2,715)	(4,767)	(1,226)
Deferred revenue	2,314	2,257	(12,166)

Net cash provided by (used in) operating activities	3,951	(16,266)	(40,829)

Investing Activities
Purchases of property and equipment	(1,431)	(743)	(2,644)
Sales (purchases) of investment securities, net	10,447	16,948	(290)
Proceeds from sales of equipment	39	—	—
Acquisition of Ositis, net of cash acquired	(3,628)	—	—

Net cash provided by (used in) investing activities	5,427	16,205	(2,934)

Financing Activities
Net proceeds from issuance of common stock	4,318	344	990
Net proceeds from equity financing	12,944	—	—
Repayment of notes receivable	—	27	337
Repurchase of common stock from employees	—	(6)	(440)

Net cash provided by financing activities	17,262	365	887

Net increase (decrease) in cash and cash equivalents	26,640	304	(42,876)
Cash and cash equivalents at beginning of period	12,784	12,480	55,356

Cash and cash equivalents at end of period	$39,424	$12,784	$12,480

Supplemental schedule of noncash investing and financing activities
Treasury stock retirement/cancellation	$—	$—	$191
Issuance of common stock for acquisition of businesses	$2,540	$—	$—
Cash paid for income taxes, net of refunds	$277	$313	$339

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Business

Blue Coat™ Systems, Inc., also referred to in this report as “it” or the “Company”, was incorporated in Delaware on March 16, 1996 as CacheFlow® Inc. On August 21, 2002, the Company changed its name from CacheFlow Inc. to Blue Coat Systems, Inc. and this filing and all future SEC filings will be under the name Blue Coat Systems, Inc. The ticker symbol for the Company’s common stock was also changed from CFLO to BCSI.

As organizations grow increasingly dependent on the Internet to communicate with customers, partners and employees, the Web browser is fast becoming the universal window into mission-critical communications and information. This has many advantages for the enterprise: Web-based applications and protocols are fast, inexpensive and easy to deploy and manage. But these benefits come at a price. When every user on the network has a Web browser, every user also has the means to negatively affect the network infrastructure, whether intentionally or not. Despite their ability to help users communicate more efficiently, evolving applications such as Web browsing, instant messaging (IM), Web-based email, and peer-to-peer (P2P) file sharing bring numerous risks to the enterprise. The solution is to use a proxy appliance designed to manage and control user communication over the Internet.

Blue Coat proxy appliances provide organizations with visibility and control of Web communications. Proxy appliances act as a “middle-man” between users on a network and the Internet. Proxy appliances do not replace existing perimeter security devices; rather, proxy appliances complement network firewalls by providing granular policy-based controls over Web traffic in ways that firewalls and other externally focused devices cannot.

The Blue Coat family of proxy appliances, called ProxySG, are designed to address today’s new business risks, which can include the risk of being sued by employees who witness inappropriate Web surfing by their coworkers, viruses brought in via back door channels such as instant messaging and Web-based email, and network resource abuse due to peer-to-peer (P2P) file sharing and video streaming. The Blue Coat ProxySG appliances, and new ProxyAV appliances, are designed to enable organizations to minimize security risks and reduce the management costs and complexity of their Web infrastructure.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include Blue Coat Systems, Inc.’s (the “Company’s”) accounts and those of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The consolidated financial statements for the fiscal year ended April 30, 2004 include the accounts and operating results of Ositis Software, Inc., beginning November 14, 2003 (see note 3).

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations. The Company’s critical accounting estimates include (i) revenue recognition and related allowances, (ii) warranty costs, (iii) inventory, (iv) restructuring liabilities, (v) valuation of intangible assets, vi) goodwill impairment, vii) income taxes, and (viii) contingencies.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain balances in the Company’s 2003 and 2002 consolidated financial statements have been reclassified to conform to the current year presentation.

Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of April 30, 2004 and 2003, cash equivalents consisted primarily of commercial paper.

Short-term investments consist primarily of debt securities with original maturities between three months and one year. Management determines the appropriate classification of the Company’s investments at the time of purchase and evaluates such designation as of each balance sheet date based on its intent and ability to use such funds for current operations. To date, all of the Company’s investments have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of these securities is based on quoted market prices. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income and have not been significant to date. Interest and dividends on all securities are included in interest income.

Restricted Investments

Restricted investments consist of amounts held in deposits under irrevocable standby letters of credit that are required as collateral for a research and development facility operating lease agreement.

Credit Risk and Customer Concentration

Financial instruments that potentially subject the Company to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities and trade receivables. The Company maintains its demand deposit accounts and its money market accounts primarily with one financial institution with high credit standing. The Company invests only in high-quality, investment grade securities and limits investment exposure in any one issue. Management believes the financial risks associated with these financial instruments are minimal. The Company has not experienced material losses with its securities.

Generally the Company does not require collateral for sales to customers. However, an allowance is maintained for estimated credit losses. One of the Company’s distributors accounted for 24.1% and 19.0% of its net sales during the years ended April 30, 2004 and 2003, respectively. No customer accounted for more than 10% of the Company’s net sales during the year ended April 30, 2002. The same distributor accounted for 12.7% and 20.4% of the Company’s gross accounts receivable balances at April 30, 2004 and 2003, respectively. No other customer accounted for more than 10% of the Company’s gross accounts receivable balances at April 30, 2004 and 2003, respectively.

Concentrations of Supply

The Company currently purchases several key parts and components used in the manufacture of its products from a limited number of suppliers. Generally the Company has been able to obtain an adequate supply of such parts and components. However, an extended interruption in the supply of parts and components currently obtained from the Company’s suppliers could adversely affect its business and consolidated financial statements.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and market conditions. If actual customer demand or market conditions are less favorable than those projected, revaluation or other obsolescence writedowns of inventory may be required. Inventories consist of the following (in thousands):

	April 30, 2004	April 30, 2003
Raw materials	$450	$701
Work-in-process	186	47
Finished goods	959	846

Total	$1,595	$1,594

Property and Equipment

Property and equipment are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets, which is generally three to five years, or the lease term of the respective assets, whichever is less.

Property and equipment, net consist of the following (in thousands):

	April 30,
	2004	2003
Computer and office equipment	$6,648	$5,156
Software	3,564	3,480
Furniture and fixtures	1,168	1,078
Leasehold improvements	869	808

	12,249	10,522
Less accumulated depreciation and amortization	(9,759)	(7,498)

	$2,490	$3,024

Intangible Assets

Identifiable intangible assets consist of developed technology, core technology, in-process technology and customer base. The estimated useful lives of these intangible assets is 5 years, except for developed technology, which has a life of three years, and in-process technology, which is expensed at the time of acquisition.

Impairment of Long-Lived Assets

The Company periodically evaluates potential impairments of its long-lived assets, including intangible assets other than goodwill, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or a significant decline in the Company’s stock price for a sustained period. Should indicators of impairment exist and the amount of impairment is identified the Company would write down the net book value of its long lived assets to the determined fair market value with the difference recorded as a loss in the Company’s statement of operations.

Goodwill impairment.

The Company performs goodwill impairment tests in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” during its fourth quarter annually, and more often if indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For the purposes of the Company’s fiscal 2004 annual impairment test of enterprise wide goodwill, the Company considered its market capitalization on the date of its impairment test and determined that no goodwill impairment existed.

Revenue Recognition

The Company recognizes appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and the Company exists, the fee to the customer is fixed or determinable and collectability of the sales price is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until the obligations are met or acceptance is obtained. Revenues related to shipments to the Company’s distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that the Company’s products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract, which is usually 12 to 36 months.

Delivery is considered to have occurred for the Company’s appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred upon delivery of the software key. Typically delivery of the WinProxy software key is made electronically.

Probability of collection is assessed on a customer-by-customer basis. The Company’s customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for the Company’s products and services. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, revenue is not recognized until cash receipt. During the course of the year ended April 30, 2004 and 2003, the Company deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

The Company also performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated credit losses. The Company analyzes accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of such allowance. If the financial condition of the Company’s customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

When a sale involves multiple elements, such as sales of products that include maintenance, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Relative fair value for maintenance elements are determined based on substantive renewal rates. If the Company has arrangements that include performance, cancellation or refund type provisions then revenue is deferred until all obligations have been met.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As standard practice, if the Company bills its customers for shipping, it records the amount in both revenue and cost of goods sold. If the Company does not charge its customers for shipping, the costs incurred for shipping are reflected in cost of goods sold but not recorded in revenue.

Research and Development

Research and development costs are expensed as incurred.

Guarantees

The Company’s customer agreements generally include certain provisions for indemnifying such customers against liabilities if the Company’s products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

The Company accrues for warranty expenses at the time revenue is recognized and maintains an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated costs and sales volumes. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty reserves are as follows (in thousands):

	Year Ended April 30,
	2004	2003
Beginning balances	$350	$600
Warranties issued during the period	386	739
Changes in liability for pre-existing warranties including expirations.	—	(200)
Settlements made during the period	(441)	(789)

Ending balances	$295	$350

During the year ended April 30, 2003, the reliability of the Company’s new products exceeded management’s initial expectations, which were based on experience with prior products, and the Company recorded a $0.2 million reduction in its warranty reserves.

Advertising Costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs were $0.1 million, $0.1 million and $0.3 million, for the years ended April 30, 2004, 2003 and 2002, respectively.

Income Taxes

The Company uses the liability method to account for income taxes as required by the FASB SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Loss

The Company reports comprehensive loss in accordance with FASB SFAS No. 130, “Reporting Comprehensive Income.” Included in other comprehensive income (loss) are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive loss” in the stockholders’ equity section of the balance sheet.

Significant components of the Company’s comprehensive loss are as follows (in thousands):

	Year Ended April 30,
	2004	2003	2002
Net loss	$(348)	$(15,928)	$(247,031)
Unrealized gains (losses) on available-for-sale securities	(11)	20	203

Comprehensive loss	$(359)	$(15,908)	$(246,828)

Stock-Based Compensation

The Company accounts for stock-based awards granted to employees and officers using the intrinsic value method and to non-employees using the fair value method.

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

The following table illustrates the pro forma effect on net loss and net loss per share for the years ended April 30, 2004, 2003 and 2002 had the Company applied the fair value method to account for stock-based awards to employees (in thousands):

	Year Ended April 30,
	2004	2003	2002
Net loss, as reported	$(348)	$(15,928)	$(247,031)
Stock-based employee compensation expense included in the determination of net loss, as reported	1,213	2,070	19,473
Less: stock compensation related to stock awards committed to be issued during the Ositis Acquisition	(714)	—	—
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(11,870)	(16,736)	(47,671)

Pro forma net loss	$(11,719)	$(30,594)	$(275,229)

Basic and diluted net loss per common share:
As reported	$(0.03)	$(1.81)	$(29.66)

Pro forma	$(1.18)	$(3.49)	$(33.05)

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of stock-based awards to employees is amortized to pro forma expense over the vesting period for stock options and over the six-month purchase period for stock purchases under the Employee Stock Purchase Plan (“ESPP”). The weighted average grant date fair value of stock options granted to employees was $8.40, $1.98 and $11.10 per share during the years ended April 30, 2004, 2003 and 2002, respectively. The weighted average fair value of employee stock purchase rights granted under the ESPP was $2.40, $1.95 and $7.00 per share during the years ended April 30, 2004, 2003 and 2002, respectively. Such weighted average grant date fair values were estimated using the Black-Scholes option valuation model and the assumptions included under the caption “Pro Forma Disclosures of the Effect of Stock-Based Compensation” below.

Pro Forma Disclosures of the Effect of Stock-Based Compensation

Pro forma information regarding the results of operations and net loss per share is determined as if the Company had accounted for employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model.

The Company uses the intrinsic value method in accounting for employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

For the years ended April 30, 2004, 2003 and 2002, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions:

	Year Ended April 30,
	Options			ESPP
	2004	2003	2002	2004	2003	2002
Risk-free interest rate	3.49%	3.26%	4.08%	1.37%	1.38%	2.01%
Dividend yield	0%	0%	0%	0%	0%	0%
Expected life (years)	4.00	4.00	4.00	0.50	0.50	0.50
Expected volatility	0.82	1.22	1.43	0.77	1.01	1.47

Per Share Amounts

Basic net loss per common share and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” for all periods presented. Basic per share amounts are computed by using the weighted average number of shares of the Company’s common stock, less the weighted average number of common shares subject to repurchase, outstanding during the period. Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted average common shares used in the computations includes dilutive common shares

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) issuance of committed but unissued stock awards. However, diluted net loss per share for the years ended April 30, 2004, 2003, and 2002 is the same as basic net loss per share, because the impact of including (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants and (iii) the issuance of committed but unissued stock awards was anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per common share was approximately 1,619,000, 320,000 and 2,039,000 for the years ended April 30, 2004, 2003, and 2002, respectively.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations (in thousands):

	Year Ended April 30,
	2004	2003	2002
Weighted-average shares of common stock outstanding	9,958	8,830	8,696
Less: Weighted average shares of common stock subject to repurchase	(2)	(53)	(367)

Weighted average common shares used in computing basic and diluted net loss per share	9,956	8,777	8,329

Foreign Currency Adjustments

The functional currency of the Company’s domestic and foreign operations is the U.S. dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial position and results of operations from local currencies into the functional currency, are included in “other expense” in the accompanying consolidated statements of operations. These amounts were not material during any of the three years in the period ended April 30, 2004.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, short-term investments and restricted investments, approximate their respective fair values based on quoted market prices.

Recent Accounting Pronouncements

On December 17, 2003 the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financials Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of SAB 104 did not have a material effect on the Company’s financial position, results of operations or liquidity.

On July 31, 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on its tentative conclusions on Issue No. 03-05, “Applicability of AICPA

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Position 97-2,” Software Revenue Recognition, “to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software” (EITF 03-05). EITF 03-05 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverables for which the related software is essential to the functionality of the non-software deliverables. EITF 03-05 was effective for fiscal periods beginning after August 2003. The adoption of EITF 03-05 did not have a material effect on the Company’s financial position, results of operations or liquidity

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company believes it has no investment in or contractual relationship or other business relationship with a variable interest entity and, therefore, the adoption of FIN 46 did not have any impact on the Company’s consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its consolidated financial position or results of operations may be adversely impacted.

Note 3.    Acquisitions

On November 14, 2003, the Company completed its acquisition of Ositis Software, Inc. (“Ositis”). The purchase price of approximately $8.7 million consisted of approximately 0.4 million shares of Blue Coat common stock valued at $6.7 million, approximately $1.1 million in cash, approximately $0.9 million in estimated direct transaction costs, and Ositis warrants assumed by the Company valued at approximately $43,000.

Ositis, a California Corporation, is a developer of Web security and Internet access technologies. Ositis offers software and appliance solutions that provide customers with a system to safeguard and connect networked devices. Ositis’ products include “WinProxy”, an Internet sharing solution, “eShield”, an appliance that includes anti-spam, antivirus and Web filtering on one platform, and Access Now VBN for visitor-based network connectivity. Ositis’ operations were assumed as of the date of the acquisition and are included in the Company’s results of operations beginning on November 14, 2003, and, as a result, are not reflected in the results of operations for the year ended April 30, 2003. The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations”; accordingly, the Company allocated the purchase price to the fair value of assets acquired and liabilities assumed.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary allocation of the estimated purchase price, based on the fair value of certain components, consisted of the following (in thousands):

Consideration and direct transaction costs :
Cash	$1,060
Fair value of Blue Coat common stock	6,661
Estimated direct transaction costs	895
Fair value of assumed Ositis warrants	43

Total purchase price	$8,659

Allocation of purchase price:
Cash and cash equivalents	$350
Accounts receivable	431
Other current assets	43
Other assets	125
Debt assumed	(1,100)
Moving, lease termination, and transition costs	(491)
Legal and investment banking fees	(479)
Deferred revenue	(174)
Accounts payable and accrued liabilities	(1,402)
Deferred employee compensation	1,596
Identifiable intangible assets	2,304
Goodwill	7,456

Total purchase price	$8,659

Upon closing the acquisition of Ositis, the Company recorded approximately $1.6 million of deferred employee compensation. Of the $1.6 million, $0.2 million was recorded as a prepaid expense related to committed cash considerations and $1.4 million related to committed stock awards to be issued over the next twelve months, which was recorded as deferred stock compensation in the equity section of the Company’s balance sheet. These amounts will be amortized over a twelve-month period beginning in November 2003. As of the year ended April 30, 2004, the Company has incurred compensation expense of $0.8 million related to amortization of prepaid employee compensation and deferred employee stock compensation, with the remaining $0.8 million to be amortized at $0.4 million per quarter through October 31, 2004.

As a result of the acquisition of Ositis, on November 14, 2003, the Company incurred lease termination costs, moving costs, and transition costs of approximately $0.5 million, considered part of the allocation of the purchase price of Ositis. The Company also incurred $0.2 million in transition costs during the year ended April 30, 2004, related to nine Ositis employees who were transitioning their employment activities to existing Company employees and were terminated upon completion of the transition. The reduction of the nine Ositis employees was part of integration efforts to eliminate redundancies and increase organizational efficiencies within the newly combined company.

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

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Using the above guidelines at the time of the acquisition, the Company identified several intangible assets that were valued separately from goodwill. Acquired intangible assets and their estimated useful lives are as follows (in thousands):

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

The Company’s primary purpose in acquiring Ositis was to expand its platform with controls for antivirus, as well as gain access to Ositis’ customer base. The Company believed that the intangible assets of Ositis would strengthen its product offerings and allow it to market a more compelling solution to its customers. For this analysis, the Company classified Ositis’ existing products (WinProxy and eShield) as developed technology, since they were being utilized and sold in the marketplace.

Projects that qualify as in-process technology have not yet reached technological feasibility and have no alternative future use. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no significant remaining risk relating to the development. As of the valuation date, Ositis was in the process of developing its next generation eShield appliance, which was expected to feature increased performance and more robust capabilities. The Company is aware that this project has identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. Thus, it cannot be certain that incurred in-process technology costs will ultimately provide any benefit, and so has expensed the identified in-process technology in its operating results.

The Company, with the assistance of an independent valuation specialist, valued the customer base using the income approach. As in the valuation of the technology, the Company utilized a five-step process to value Ositis’ customer base: (i) revenue associated with the customer relationships was projected using maintenance revenue; (ii) cost of goods sold was then estimated for each period in which revenue was projected; (iii) the resulting net cash flow was tax affected and reduced further by charges for the use of fixed assets, working capital and other assets necessary to generate these cash flow; the cash flows were calculated by adding debt free net income, less returns on working capital, fixed assets and the other assets; (iv) the resulting net cash flows were discounted at a rate commensurate with their risk, the same rate of return rate used for the core technology; and (v) the Company summed the discounted cash flows to estimate their fair market values. The Company then estimated the tax benefits associated with the intangible asset and this benefit was included in the value of the customer base.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was approximately $455,000 during the year ended April 30, 2004, which included approximately $151,000 of expense relating to the immediate write off of in-process technology. The amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2005	$608
2006	608
2007	386
2008	165
2009	82

$1,849

Unaudited pro forma continuing operations for the year ended April 30, 2004 and 2003, assuming the acquisition was completed on May 1, 2003 and 2002 would be as follows (in thousands, except per share amounts):

	Year Ended April 30,
	2004	2003
Revenue	$68,649	$49,245
Operating loss	(2,128)	(19,446)
Net loss	(1,775)	(19,396)
Basic and diluted loss per share	$(0.18)	$(2.16)

The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of what the Company’s operating results would have been, had the acquisition been completed on the date for which the pro forma results give effect (May 1, 2003 and 2002). Included in the year ended April 30, 2004, and 2003 were expenses related to the acquisition of Ositis, such as the amortization of intangible assets, stock compensation, and transition costs.

The Company adopted Statement of Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on May 1, 2002. As a result, goodwill was no longer amortized. For comparative purposes, the pro forma adjusted net income per share excluding amortization of goodwill, is as follows (in thousands):

	April 30,
	2004	2003	2002
Net Loss	$(348)	$(15,928)	$(247,031)
Add back SFAS 142 adjustments :
Amortization of goodwill	—	—	29,489

Adjusted net loss	$(348)	$(15,928)	$(217,542)

Basic and diluted net loss per share	$(0.03)	$(1.81)	$(26.12)
Shares used in computing basic and diluted net loss per share	9,956	8,777	8,329

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Consolidated Balance Sheet Data

Cash equivalents, short-term investments and restricted investments consisted of the following (in thousands):

	April 30, 2004
	Cost	Gross Unrealized Gain	Estimated Fair Market Value
Cash & Investments:
Money market funds	$4,042	$—	$4,042
Certificates of deposit	61	—	61
Commercial paper	22,515	—	22,515
Corporate & U.S. government debt securities	11,974	2	11,976

	$38,592	$2	$38,594

Due within one year	$36,601	$2	$36,603
Due between one and two years	1,991	—	1,991

	$38,592	$2	$38,594

	April 30, 2003
	Cost	Gross Unrealized Gain	Estimated Fair Market Value
Cash & Investments:
Money market funds	$2,455	$—	$2,455
Certificates of deposit	210	—	210
Commercial paper	4,766	—	4,766
Corporate & U.S. government debt	15,385	13	15,398

	$22,816	$13	$22,829

Due within one year	$20,825	$13	$20,838
Due between one and two years	1,991	—	1,991

	$22,816	$13	$22,829

Current other accrued liabilities consisted of the following (in thousands):

	April 30,
	2004	2003
Sales and marketing costs	$308	$354
Professional and consulting fees	462	650
Warranty reserve	295	350
Accrued royalty	432	—
Other	1,076	1,492

Total other accrued liabilities	$2,573	$2,846

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Impairment of Assets

Due to economic uncertainty and the general volatility of the financial markets, the Company’s stock price and market capitalization significantly declined and fell below its net book value during each quarter in fiscal 2002. Therefore, the Company performed impairment assessments of its long-lived assets during fiscal 2002 and determined that certain enterprise level goodwill recorded in connection with the Springbank and Entera acquisitions was not recoverable. As a result, the Company recorded impairment charges of $134.1 million in fiscal 2002, to reduce goodwill to its estimated fair value based on the market value method. Under this method, the Company (i) determined its estimated enterprise value based on the Company’s average market capitalization surrounding the respective measurement dates and (ii) subtracted the carrying value of its tangible net assets, excluding intangible assets, from such estimated enterprise value. As of April 30, 2002, goodwill was fully written off. Additionally, the Company recorded write-downs of certain other long-lived assets, primarily leasehold improvements of $4.7 million in fiscal 2002. The leasehold improvements write-down related to two research and development facilities that were closed and/or relocated in fiscal 2002 in connection with the Company’s restructuring and reorganization activities (Note 6). No write-downs of long-lived assets were recorded during the year ended April 30, 2004 and 2003.

Note 6.    Restructuring Charges

In February 2002, the Company’s Board of Directors approved a restructuring program to significantly reduce operating expenses and to further align the Company with market conditions, future revenue expectations and planned future product direction. In connection with this restructuring program, the Company implemented a reduction in workforce of 200 employees, which represented 45% of the Company’s workforce. the Company accrued $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs of $2.7 million, facilities closure and lease abandonment costs of $9.5 million and contract termination costs of $0.7 million. All employees to be terminated were notified of their termination prior to April 30, 2002. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facilities is adjusted.

In July 2002, one of the Company’s facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with initial estimates. The Company’s facility in Redmond, Washington was subleased in December 2002, for the remainder of the term of the original lease at a rental price consistent with initial estimates. Due to its financial difficulties, the tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is again vacant and available for subleasing. As a result, the Company revised and increased the restructuring accruals for abandoned space by $1.6 million during fiscal 2003 based on new market trend information provided by a commercial real estate broker. The Company also reduced its estimates for contract termination costs by $0.3 million during fiscal 2003, as it was able to negotiate lower settlement amounts than originally estimated. During the second and fourth quarter of fiscal 2004, the Company further increased its restructuring accruals for abandoned space by $1.5 million to reflect additional downward revisions of commercial facilities market trends provided by a commercial real estate broker. As of April 30, 2004, all severance costs related to domestic and international employees had been paid and $6.6 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

In August 2001, the Company’s Board of Directors approved a restructuring program in response to the continued economic slowdown that negatively impacted first quarter of fiscal 2002 demand for the Company’s products, as potential customers deferred spending on Internet and intranet infrastructure. In order to streamline

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s cost structure and better position it for planned growth, the Company implemented a reduction in workforce of 80 positions. The Company incurred $2.6 million in restructuring costs in fiscal 2001, which included employee severance costs of $1.7 million and certain contract termination costs of $0.9 million. As of April 30, 2004, these severance payments and contract termination payments were completed.

In February 2001, the Company announced a reorganization plan and incurred $1.9 million in reorganization costs in the quarter ended April 30, 2001 to complete this effort, which primarily included employee severance costs of $1.3 million to reduce the Company’s workforce by 52 employees and certain contract termination costs of $0.6 million. This plan was instituted in response to an unanticipated economic slowdown that negatively impacted third and fourth quarter fiscal 2001 demand for the Company’s products, as potential customers deferred spending on Internet and intranet infrastructure. The reorganization plan was designed to more closely align spending with the Company’s sales projections. As of April 30, 2004, these severance payments and contract termination payments were completed.

Changes in the Company’s restructuring accruals are as follows (in thousands):

	Abandoned Space	Severance Related	Contract Termination and Other	Total
Balances as of April 30, 2002	$9,503	$406	$969	$10,878
Cash payments	(3,067)	(406)	(641)	(4,114)
Additions	1,553	—	—	1,553
Reversals	—	—	(280)	(280)

Balances as of April 30, 2003	7,989	—	48	8,037
Cash payments	(2,947)		(22)	(2,969)
Additions	1,536	—	—	1,536

Balances as of April 30, 2004	6,578	—	26	6,604
Less: current portion	3,074	—	26	3,100

Long-term accrued restructuring reserve	$3,504	$—	$—	$3,504

Note 7.    Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes 10,000,000 shares of preferred stock. The preferred stock is undesignated and the Board of Directors has the authority to issue new classes of preferred stock and determine the rights, preferences and privileges of such preferred stock.

Common Stock

The Company has either assumed or entered into Stock Purchase Agreements in connection with the sale of common stock to employees, consultants and directors. The Company typically has the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the respective service periods. As of April 30, 2004 and 2003, 2,387 and 4,322, shares, respectively, of common stock issued under these agreements were subject to repurchase.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares of Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following at April 30, 2004:

Common stock reserved for:
1996 Stock Option Plan	201,379
1999 Stock Incentive Plan	3,311,136
1999 Director Option Plan	156,500
2000 Supplemental Stock Option Plan	434,847
Employee Stock Purchase Plan	642,790
Warrants	2,804
Other option grants	19,004

4,768,460

Equity Financing

On September 18, 2003, the Company sold 1,311,807 shares of common stock, $.0001 par value per share, to investment funds and an individual affiliated with Sprout Group, a venture capital affiliate of Credit Suisse First Boston, at a price of $9.91 per share. The share price was determined using the average closing price per share of Blue Coat’s common stock on the Nasdaq National Market over the five (5) trading days ending on the trading date prior to the date of closing. The offering resulted in net proceeds of approximately $12.9 million, which will be used for general corporate purposes. The shares of common stock issued in the transaction have not been registered under the Securities Act of 1933, and may not be offered or sold in the absence of a registration statement in effect with respect to the securities under the Securities Act of 1933 or an applicable exemption from registration requirements.

Warrants

In connection with the acquisition of Ositis, the Company assumed warrants outstanding to purchase Ositis common stock using an exchange ratio contained in the Ositis merger agreement. Based on this exchange ratio, the total number of the Company’s shares that may be purchased by warrant holders of Ositis common stock is 2,804. Using the Black Scholes valuation model, the Company valued these shares at $43,000, which was included as part of the total purchase consideration for Ositis. As of April 30, 2004, all of these warrants are issued and outstanding.

The following table illustrates total outstanding warrants as of April 30, 2004:

April 30, 2004
Shares	Exercise Price	Expiration Date
2,059	$0.63	Jan. 2006 – Dec. 2009
119	47.32	March, 2006
626	$91.48	July, 2008

2,804

Note 8.    Employee and Director Stock Plans

In 1996, the Company established the 1996 Stock Option Plan (the “1996 Plan”) under which stock options may be granted to employees, directors and consultants, and reserved 200,000 shares of common stock for issuance thereunder. Through various amendments, the Board of Directors and stockholders approved increases in the number of shares authorized for issuance under the 1996 Plan to 3,128,600.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options issued under the 1996 Plan are immediately exercisable, and shares issued upon exercise of an option are subject to a right of repurchase by the Company at the original issuance price. The repurchase right lapses as determined by the Company’s Board of Directors, generally 25% after one year and 2.0833% per month thereafter. Options that expire and shares issued under the 1996 Plan that are repurchased become available for issuance under the Company’s 1999 Stock Incentive Plan, which is discussed further below. No options may be granted under the 1996 Plan after September 24, 1999.

Employee Stock Purchase Plan (“ESPP”)

In September 1999, the Company’s Board of Directors adopted the ESPP, which became effective upon the effective date of the Company’s initial public offering. Under the plan, eligible employees may purchase common stock through payroll deductions, which in any event may not exceed 15% of an employee’s compensation, at a price equal to the lower of 85% of the closing fair market value of the common stock on the day prior to the beginning of the offering or the last day of the applicable six-month purchase period. The number of shares reserved under the ESPP is automatically increased by 100,000 shares annually, beginning January 31, 2000. As of April 30, 2004, a total of 642,790 shares of common stock have been reserved for issuance under the ESPP. The Company’s Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

1999 Stock Incentive Plan

In September 1999, the Company’s Board of Directors adopted the 1999 Stock Incentive Plan (the “Incentive Plan”), which became effective upon the effective date of the Company’s initial public offering. The number of shares reserved under the Incentive Plan automatically increased on January 1, 2002 by 400,000 shares, and will increase on an annual basis by the lesser of 5% of the total amount of common stock outstanding or 400,000 shares. Furthermore, any options granted under the 1996 Plan that are cancelled or exercised and subsequently repurchased by us become available for issuance under the Incentive Plan. As of April 30, 2004, 3,311,136 shares of common stock have been reserved for issuance under the plan. The exercise price for ISOs and non-qualified stock options granted under the Incentive Plan may not be less than 100% and 85%, respectively, of the fair market value of common stock on the option grant date.

1999 Director Option Plan

In September 1999, the Company’s Board of Directors adopted the 1999 Director Option Plan (the “Directors Plan”). Under the Directors Plan, each non-employee director joining the Board of Directors following the effective date of the Company’s initial public offering automatically receives options to purchase 5,000 shares of common stock. In addition, each non-employee director automatically receives options to purchase 1,000 shares of common stock at each annual meeting of the Board of Directors held in the year 2000 and thereafter. Options granted under the Directors Plan will have an exercise price equal to the fair market value of the common stock on the option grant date. The number of shares reserved under the Directors Plan automatically increases by 20,000 shares annually beginning January 1, 2000. As of April 30, 2004, 156,500 shares of common stock have been reserved for issuance under the plan. The Company’s Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

2000 Supplemental Stock Option Plan

In February 2000, the Company’s Board of Directors adopted the 2000 Supplemental Stock Option Plan (the “2000 Plan”), under which 600,000 shares of common stock were reserved for issuance. Non-executive employees and consultants are eligible to participate in the 2000 Plan. The 2000 Plan provides for the grant of

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nonstatutory stock options to purchase shares of the Company’s common stock and/or grants of restricted shares of common stock. The exercise price for stock options issued under the 2000 Plan may not be less than 25% of the fair market value of common stock on the option grant date. As of April 30, 2004, the number of common stock shares reserved under the plan for future issuance equaled 434,847.

Stock option activity under all plans is as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at April 30, 2001	2,967,000	$91.15
Options granted	926,313	$12.80
Options exercised	(217,566)	$1.70
Options canceled	(1,759,021)	$94.30

Balance at April 30, 2002	1,916,726	$60.60
Options granted	1,092,587	$2.43
Options exercised	(57,390)	$2.65
Options canceled	(856,322)	$49.14

Balance at April 30, 2003	2,095,601	$37.05
Options granted	1,419,500	$13.60
Options exercised	(533,199)	$7.63
Options canceled	(197,017)	$76.43

Balance at April 30, 2004	2,784,885	$27.95

The following table provides segregated ranges of stock options outstanding at April 30, 2004 (in thousands, except per share amounts and contractual lives):

	Options Outstanding			Options Exerciseable
Range of Exercise Prices	Number of Options Outstanding at April 30, 2004	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable at April 30, 2004	Weighted Average Exercise Price
$0.05-$0.05	50	6.53	$0.05	50	$0.05
$2.25-$2.25	502,079	8.19	$2.25	173,253	$2.25
$2.50-$5.44	330,603	8.61	$4.73	81,886	$4.05
$5.60-$5.60	364,226	9.13	$5.60	68,052	$5.60
$8.04-$15.20	310,375	9.34	$10.89	19,424	$10.19
$15.32-$16.75	359,127	7.16	$16.34	248,114	$16.29
$17.90-$20.87	168,185	8.28	$20.31	56,892	$20.08
$21.53-$21.53	305,544	9.77	$21.53	1,736	$21.53
$22.87-$120.00	297,382	7.02	$63.77	202,438	$71.70
$152.5-$525.00	147,314	6.04	$236.81	145,557	$235.73

$0.05-$525.00	2,784,885	8.30	$27.95	997,402	$55.49

At April 30, 2004, 1,974,471 shares were available for future grants under all plans.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Income Taxes

The provision for income taxes of $124,000, $261,000 and $461,000 for the years ended April 30, 2004, 2003 and 2002, respectively, is composed entirely of foreign corporate income taxes.

A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to net loss before income taxes is summarized as follows (in thousands):

	Year Ended April 30,
	2004	2003	2002
Provision at statutory rate	$(78)	$(5,484)	$(86,300)
Goodwill amortization and impairment	—	—	57,251
Acquired in-process technology	53	—	—
Future benefits not currently recognized	(54)	4,707	28,184
Stock compensation	28	724	838
Foreign taxes	124	261	461
Other	51	53	27

Provision for income taxes	$124	$261	$461

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	April 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$94,816	$90,272
Stock compensation	8,206	12,456
Inventory reserves	1,636	1,740
Restructuring reserves	2,203	1,310
Other accruals / reserves	940	870
Fixed assets	806	162
Tax credits	4,091	3,253
Capitalized research and development	2,791	3,136
Other	1,342	1,012

Subtotal	$116,831	$114,211

Valuation allowance	(116,077)	(114,211)

Total deferred tax assets	$754	$—

Deferred tax liabilities:
Intangibles	(754)	—

Total deferred tax liabilities	(754)	—

Net deferred assets	$—	$—

The Company has incurred losses from its inception through April 30, 2004. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

likely than not that it will not be able to realize its deferred tax assets. Therefore, a full valuation allowance has been recorded at April 30, 2004 and 2003. The valuation allowance increased (decreased) by $1.9 million, ($10.4 million) and $59.8 million during fiscal years 2004, 2003 and 2002, respectively.

As of April 30, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $254.5 million, which will expire in fiscal years ending in 2011 through 2024, if not utilized. The Company also had net operating loss carryforwards for state income tax purposes of approximately $100,157,000, which will expire in fiscal years ending in 2006 through 2015, if not utilized. the Company also had federal and California research and other tax credit carryforwards of approximately $4.8 million, which will expire in fiscal years 2012 through 2023, if not utilized.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforward before utilization. The events that may cause ownership changes in the Company’s net operating loss include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three year period. The Company is currently undergoing an analysis of its net operating loss and tax credit carryforwards in order to determine the total amount of carryforwards, which the Company will be able to use in future periods.

The Company’s deferred tax assets, which have been offset by the valuation allowance, include deferred tax benefits associated with employee incentive stock options. These deferred tax benefits of approximately $30.0 million will be credited to additional paid-in-capital when realized.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of certain foreign subsidiaries aggregating approximately $0.7 million at April 30, 2004, as such earnings have been reinvested in the business. If such earnings were not permanently reinvested, a deferred tax liability of $30,000 would have been required

Note 10.    Defined Contribution Benefit Plan

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all United States employees. Eligible employees may contribute pre-tax amounts to the plan via payroll withholdings, subject to certain limitations. The Company does not match contributions by plan participants.

Note 11.    Commitments and Contingencies

Guarantees and Product Warranties

The Company applies the disclosure provisions of FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies, “ by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of April 30, 2004, to the best of the Company’s estimates, it has no liabilities under indemnification arrangements and guarantees, as applicable. The Company maintains self-insurance for certain liabilities of its officers and directors.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases certain facilities and equipment under non-cancelable operating leases. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. Future minimum lease payments under noncancelable operating leases having an initial term in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2005	$3,132	$2,342	$5,474
2006	3,023	655	3,678
2007	1,018	145	1,163
2008	258	145	403
2009	—	85	85

Total minimum lease payments	$7,431	$3,372	$10,803

Rent expense was $2.6 million, $3.0 million and $6.2 million for the years ended April 30, 2004, 2003 and 2002, respectively.

In March 2001, the Company executed a new, five year operating lease for a 46,000 square foot research and development facility in Sunnyvale, California. The lease commencement occurred in July 2001, and will extend for a term of five years from the commencement date. Lease payments escalate annually and the total future minimum lease payments amount to $11.5 million over the lease term. As part of this agreement, the Company is required to maintain a $2.0 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit, which is classified as “restricted investments” in the accompanying consolidated balance sheets as of April 30, 2004 and 2003, expired on April 1, 2002, but it automatically extends to each succeeding calendar year through June 30, 2006, unless otherwise terminated in writing.

Note 12.    Related Party Transaction

In April 2001, the Company entered into a series of agreements with Opsware, Inc. (“Opsware”), a data center automation software provider, whose chairman of the board and co-founder also serves as one of the Company’s directors. Pursuant to one agreement, the Company outsourced the management of its Internet-based applications to Opsware on an annual subscription basis totaling approximately $0.7 million. Under a separate agreement, Opsware purchased the Company’s caching appliance products for use in its managed services operations and began offering caching services to its customers. A third alliance agreement provided that Opsware would pay the Company for customer referrals forwarded to Opsware. In March 2002, the Company and Opsware agreed to terminate the outsourcing agreements with a $0.4 million cancellation fee from the Company to Opsware.

Note 13.    Litigation

Beginning on May 16, 2001, a series of putative securities class actions were filed against the firms that underwrote the Company’s initial public offering, some of the Company’s officers and directors, and the Company in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re Cache Flow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in the Florida case dismissed the Company and individual officers and directors from the action without prejudice. The complaints in the New York and Florida cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in the

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the Company and its current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, by making material false and misleading statements in the prospectus incorporated in the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company’s stock between November 19, 1999 and December 6, 2000. A lead plaintiff has been appointed for the consolidated cases pending in New York. On April 19, 2002 plaintiffs filed an amended complaint.

Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against the Company, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including Blue Coat. The Court’s order did not dismiss any claims against the Company. As a result, discovery may now proceed. The Company’s officers and directors have been dismissed without prejudice in this litigation.

A proposal has been made for the settlement and release of claims against the issuer defendants, including Blue Coat, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including court approval. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company believes the outcome would not have a material adverse effect on its business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert the Company’s management attention and resources, which could seriously harm the Company’s business.

On August 1, 2001, Network Caching Technology L.L.C. (“NCT”) filed suit against Blue Coat and others in the United States District Court for the Northern District of California, alleging infringement of certain patents owned by NCT. The lawsuit was styled Network Caching Technology LLC vs. Novell, Inc. et al., Case No. CV-01-2079. On October 29, 2003, the Company entered into a settlement agreement with NCT by which the Company received a fully paid up license under the NCT patents for all the Company’s products and services and a full and complete release from any and all claims of liability for any actual or alleged past and present infringement of the NCT patents. As consideration for the license rights and release, the Company paid a total of $1.1 million, expensed as a separate line item on the Company’s statement of operations under the caption “ Legal settlement fees”. The Order of Dismissal regarding all causes of action between NCT and Blue Coat was entered November 14, 2003.

Periodically, the Company reviews the status of each significant matter and assess potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in the Company’s balance sheet as of April 30, 2004. As additional information becomes available, the Company will reassess the probability and potential liability related to pending litigation, which could materially impact the Company’s results of operations and financial position.

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time and in the ordinary course of business, the Company may be subject to various other claims and litigation. Such claims, even if not estimable, could result in the expenditure of significant financial and other resources.

Note 14.    Geographic and Product Category Information Reporting

The Company operates in one segment to design, develop, market and support proxy appliances. The chief operating decision maker, the Company’s chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying consolidated financial statements. The Company’s sales consist of three product categories: Appliance, service and Winproxy. Total international revenue consists of sales from the Company’s U.S. operations to non-affiliated customers in other geographic regions. During fiscal 2004, 2003 and 2002, there were no intra-company sales, and no material long-lived assets were located in the Company’s foreign subsidiaries.

Operating decisions regarding the costs of the Company’s products and services are made with information that is consistent with the presentation in the accompanying consolidated statements of operations. Therefore, the Company currently believe it is impractical to separately present such costs.

Sales are attributed to geographic areas based on the location of the customers. The following is a summary of net sales by geographic area (in thousands):

	Year Ended April 30,
	2004		2003		2002
	$	%	$	%	$	%
North America	$36,955	55.9%	$23,774	52.0%	$26,322	47.3%
Europe	19,608	29.7	12,839	28.0	12,288	22.1
Asia	9,505	14.4	9,125	20.0	17,031	30.6

Total net sales	$66,068	100.0%	$45,738	100.0%	$55,641	100.0%

The following is a summary of net sales by product category (in thousands):

	Year Ended April 30,
	2004		2003		2002
	$	%	$	%	$	%
Appliances:
Web Security	$49,585	75.1%	$30,278	66.2%	$28,366	51.0%
Legacy	1,000	1.5	5,549	12.1	19,397	34.8

Total appliance	50,585	76.6	35,827	78.3	47,763	85.8

Service	13,817	20.9	9,911	21.7	7,878	14.2
WinProxy	1,666	2.5	—	—	—	—

Total net sales	$66,068	100.0%	$45,738	100.0%	$55,641	100.0%

BLUE COAT SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Selected Quarterly Financial Data (Unaudited)

A summary of the Company’s quarterly consolidated financial results is as follows (in thousands, except per share data):

	Three Months Ended
	July 31, 2003	October 31, 2003	January 31, 2004	April 30, 2004
Net sales	$12,410	$13,418	$19,114	$21,126
Gross profit	8,268	8,865	13,537	14,160
Net income (loss )	(1,056)	(2,644)	1,962	1,390
Basic net income (loss) per common share	$(0.12)	$(0.27)	$0.19	$0.13
Diluted net income (loss) per common share	$(0.12)	$(0.27)	$0.16	$0.11

	Three Months Ended
	July 31, 2002	October 31, 2002	January 31, 2003	April 30, 2003
Net sales	$11,035	$11,218	11,720	$11,765
Gross profit	6,450	6,745	7,601	7,952
Net loss	(5,415)	(5,122)	(4,149)	(1,242)
Basic and diluted net loss per common share	(0.62)	(0.58)	(0.47)	(0.14)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

Our management has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting identified in management’s evaluation during the fourth quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III.

Item 10.    Directors and Executive Officers of the Registrant.

Executives of the Registrant

See the information set forth in the section entitled “Proposal No. 1—Election of Directors” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended April 30, 2004 (the “2004 Proxy Statement”), which is incorporated herein by reference, and the information set forth in this annual report on form 10K, Item 1 in the section entitled “Executive Officers of the Registrant.” See also the information set forth in the section entitled “Compliance with Section 16(a) of the Exchange Act” in the 2004 Proxy Statement, which is incorporated herein by reference.

Item 11.    Executive Compensation.

See the information set forth in the sections entitled “Equity Compensation Plan Information” and “Executive Compensation and Related Information” in the 2004 Proxy Statement, which are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2004 Proxy Statement, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

See the information set forth in the section entitled “Principal Accountant Fees and Services” in the 2004 Proxy Statement, which is incorporated herein by reference.

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

2.3

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

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2	Amended and Restated Investor’s Rights Agreement, dated June 5, 2000 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 No. 333-55744)

4.3	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.3 of Form 10-K filed by the Registrant with the Commission on July 29, 2003)

10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

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

10.24	Offer Letter with David de Simone (which is incorporated herein by reference to Exhibit 10.24 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.25

Common stock Purchase Agreement dated September 18, 2003 (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 22, 2003)

Number	Description
10.26

Registration Rights Agreement dated September 18, 2003 (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 22, 2003)

10.27

Technology License And Settlement Agreement dated October 29, 2003 by and between Network Caching Technology L.L.C and Blue Coat Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on December 12, 2003.)

10.28	Commercial lease agreement between Registrant and 525 Almanor LLC, dated March 9, 2004.

14.1	Code of business conduct and ethics for directors and officers (including our principle executive office, principal financial officer and controller), known as the Code of Ethics

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification of Brian NeSmith

31.2	Certification of Robert Verheecke

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K.

On February 2, 2004, we filed a report on Form 8-K revising our expectations regarding our financial results for the quarter ended January 31, 2004.

On February 19, 2004, we issued a press release announcing our financial results for the quarter ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE COAT SYSTEMS, INC.
(Registrant)

July 14, 2004	By:	/s/ BRIAN M. NESMITH
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRIAN M. NESMITH Brian M. NeSmith	President, Chief Executive Officer and Director (Principal Executive Officer)	July 14, 2004

/s/ ROBERT VERHEECKE Robert Verheecke	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 14, 2004

/s/ MARC ANDREESSEN Marc Andreessen	Director	July 14, 2004

/s/ JAY SHIVELEY Jay Shiveley	Director	July 14, 2004

/s/ DAVE HANNA Dave Hanna	Director	July 14, 2004

/s/ ANDREW S. RACHLEFF Andrew S. Rachleff	Director	July 14, 2004

EXHIBIT INDEX

Number	Description
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

2.3

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

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2	Amended and Restated Investor’s Rights Agreement, dated June 5, 2000 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 No. 333-55744)

4.3	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.3 of Form 10-K filed by the Registrant with the Commission on July 29, 2003)

10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

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

10.24	Offer Letter with David de Simone (which is incorporated herein by reference to Exhibit 10.24 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

Number	Description
10.25

Common stock Purchase Agreement dated September 18, 2003 (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 22, 2003)

10.26

Registration Rights Agreement dated September 18, 2003 (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 22, 2003)

10.27

Technology License And Settlement Agreement dated October 29, 2003 by and between Network Caching Technology L.L.C and Blue Coat Systems, Inc. (incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on December 12, 2003.)

10.28	Commercial lease agreement between Registrant and 525 Almanor LLC, dated March 9, 2004.

14.1	Code of business conduct and ethics for directors and officers (including our principle executive office, principal financial officer and controller), known as the Code of Ethics

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification of Brian NeSmith

31.2	Certification of Robert Verheecke

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Schedule II

BLUE COAT SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts and Sales Returns

Year Ended April 30 ,	Balance at Beginning of Period	Additions— (Reductions) to Costs and Expenses	Deductions— Write-offs	Balance at End of Period
2002	1,500,000	871,000	121,000	2,250,000
2003	2,250,000	(52,000)	1,523,000	675,000
2004	675,000	(147,000)	(12,000)	540,000