Form 10-Q
period 2004-07-31
BLUE COAT SYSTEMS INC
filed 2004-09-09
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT September 7, 2004
Common Stock, par value $.0001	11,254,891

i

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	July 31, 2004	April 30, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,770	$39,424
Short-term investments	80	80
Accounts receivable, net	9,968	10,441
Inventories	1,363	1,595
Prepaid expenses and other current assets	2,523	1,829

Total current assets	54,704	53,369

Property and equipment, net	2,717	2,490
Restricted investments	1,991	1,991
Goodwill	7,470	7,456
Identifiable intangible assets, net	1,697	1,849
Other assets	915	881

Total assets	$69,494	$68,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,069	$2,890
Accrued payroll and related benefits	2,728	2,564
Deferred revenue	10,651	10,514
Accrued acquisition costs	3,126	4,991
Accrued restructuring reserve	3,085	3,100
Other accrued liabilities	2,311	2,573

Total current liabilities	24,970	26,632
Accrued restructuring, less current portion	2,788	3,504
Deferred revenue, less current portion	1,934	1,785

Total liabilities	29,692	31,921
Commitments

Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	904,791	903,141
Treasury stock	(903)	(903)
Deferred stock compensation	(363)	(727)
Accumulated deficit	(863,719)	(865,399)
Accumulated other comprehensive income (loss)	(5)	2

Total stockholders’ equity	39,802	36,115

Total liabilities and stockholders’ equity	$69,494	$68,036

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,
	2004	2003
Net sales:
Products	$17,140	$9,205
Services	3,984	3,205

Total net sales	21,124	12,410
Cost of goods sold:
Products	5,703	3,196
Services	1,216	946

Total cost of goods sold	6,919	4,142

Gross profit	14,205	8,268

Operating expenses:
Research and development	3,571	2,313
Sales and marketing	6,796	5,714
General and administrative	1,684	1,023
Amortization of intangible assets	152	—
Stock compensation	364	285

Total operating expenses	12,567	9,335

Operating income (loss)	1,638	(1,067)
Interest income	108	85
Other income (expense)	4	(29)

Net income (loss) before income taxes	1,750	(1,011)
Provision for income taxes	(70)	(45)

Net income (loss)	$1,680	$(1,056)

Basic net income (loss) per common share	$0.15	$(0.12)

Diluted net income (loss) per common share	$0.13	$(0.12)

Shares used in computing basic net income (loss) per common share	11,065	8,918

Shares used in computing diluted net loss per common share	12,846	8,918

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended July 31,
	2004	2003
Operating Activities

Net income (loss)	$1,680	$(1,056)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	337	635
Amortization of intangible assets	152	—
Gain on disposition of equipment	—	(29)
Stock compensation	364	285
Interest on notes receivable from stockholders	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	473	2,185
Inventories	232	53
Prepaid expenses and other current assets	(694)	143
Other assets	(34)	13
Deferred revenue	286	351
Accounts payable	179	545
Accrued liabilities	(829)	(866)

Net cash provided by operating activities	2,146	2,256

Investing Activities

Sales (purchases) of investment securities, net	(7)	8,009
Proceeds from sales of equipment	—	39
Purchases of property and equipment	(564)	(224)
Acquisition of Ositis, net of cash acquired	(448)	—

Net cash provided by (used in) investing activities	(1,019)	7,824

Financing Activities

Net proceeds from issuance of common stock	219	25

Net cash provided by financing activities	219	25

Net increase in cash and cash equivalents	1,346	10,105
Cash and cash equivalents at beginning of period	39,424	12,784

Cash and cash equivalents at end of period	$40,770	$22,889

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include Blue Coat Systems, Inc.’s (the “Company’s”) accounts and those of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted under the Securities and Exchange Commission’s (“SEC’s”) rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements and related notes as of July 31, 2004, and for the three month period then ended, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position, operating results and cash flows for the interim date and period presented. Results for the three months ended July 31, 2004 are not necessarily indicative of results for the entire fiscal year or future periods.

The condensed consolidated balance sheet as of April 30, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2004 included in the Company’s Annual Report on Form 10-K filed with the SEC on July 14, 2004.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to the Company’s condensed consolidated financial position and results of operations. The Company’s critical accounting estimates include (i) revenue recognition and related receivable allowances, (ii) warranty reserves, (iii) inventory and related reserves, (iv) restructuring liabilities, (v) valuation of intangible assets, (vi) goodwill impairment, (vii) income taxes, and (viii) contingencies.

Revenue Recognition

The Company’s principle business consists of selling Web proxy and antivirus appliances. In November of 2003, the Company added WinProxy, an internet sharing software package, to its product offerings. The Company recognizes appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and the Company exists, the fee to the customer is fixed or determinable and collectability of the sales price is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until the obligations are met or acceptance is obtained. Revenues related to shipments to the Company’s distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that the Company’s products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract.

Delivery is considered to have occurred for the Company’s appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred upon delivery of the software key. Typically delivery of the WinProxy software key is made electronically.

Probability of collection is assessed on a customer by customer basis. The Company’s customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for the Company’s products and services. If it is determined from the outset of an arrangement that collection is not probable based upon the Company’s review process, revenue is not recognized until cash receipt. During the three months ended July 31, 2004 and 2003, the Company deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

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

Changes in the Company’s warranty reserves were as follows (in thousands):

	Three Months Ended July 31,
	2004	2003
Beginning balances	$295	$350
Warranties issued during the period	201	62
Changes in liability for pre-existing warranties including expirations	(79)	—
Settlements made during the period	(201)	(101)

Ending balances	$216	$311

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

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consist of the following (in thousands):

	July 31, 2004	April 30, 2004
Raw materials	$438	$450
Work-in-process	193	186
Finished goods	732	959

Total	$1,363	$1,595

Restructuring Liabilities

The Company has accrued various restructuring liabilities, through charges to “Restructuring Expenses,” related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in the Company’s condensed consolidated financial statements. The Company’s restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. These conditions may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination (See Note 3).

Intangible Assets

Identifiable intangible assets consist of developed technology, core technology, in-process technology and customer base. The estimated useful lives of these intangible assets is five years, except for developed technology, which has a life of three years, and in-process technology, which is expensed at the time of acquisition.

Long-Lived Assets

The Company periodically evaluates potential impairments of its long-lived assets, including intangible assets other than goodwill, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or a significant decline in the Company’s stock price for a sustained period. Should indicators of impairment exist and the amount of impairment is quantifiable the Company would write down the net book value of its long lived assets to the determined fair market value, with the difference recorded as a loss in the Company’s statement of operations.

Goodwill.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is reviewed at least on an annual basis for impairment purposes. The Company performs goodwill impairment tests during its fourth quarter annually, and more often if indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Taxes

The Company uses the liability method to account for income taxes as required by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income.

As of July 31, 2004, the Company has a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses.

Contingencies

From time to time the Company is involved in various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods (See Note 4).

Stock-Based Compensation

The Company accounts for stock-based awards granted to (i) employees and officers using the intrinsic value method and (ii) non-employees using the fair value method.

Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized as prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” under the fair value method, costs are measured on the earlier of either a performance commitment or the completion of performance by the non-employee provider of goods or services, and are determined based on estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share for the three months ended July 31, 2004 and 2003 had the Company applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three Months Ended July 31,
	2004	2003
Net income (loss), as reported	$1,680	$(1,056)
Stock-based employee compensation expense included in the determination of net loss, as reported	364	285
Less: stock compensation related to stock awards committed to be issued during the Ositis acquisition	(338)	—
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(2,762)	(3,202)

Pro forma net loss	$(1,056)	$(3,973)

Basic net income (loss) per common share:
As reported	$0.15	$(0.12)

Pro forma	$(0.10)	$(0.45)

Diluted net income (loss) per common share:
As reported	$0.13	$(0.12)

Pro forma	$(0.10)	$(0.45)

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

Note 2. Acquisitions

On November 14, 2003, the Company completed its acquisition of Ositis Software, Inc. (“Ositis”). The purchase price of approximately $8.7 million consisted of approximately 0.4 million shares of Blue Coat common stock valued at $6.7 million, approximately $1.1 million in cash, approximately $0.9 million in direct transaction costs and Ositis warrants assumed by the Company valued at approximately $43,000.

Ositis’ operations have been included in the results of operations of Blue Coat beginning on November 14, 2003 and, as a result, are not reflected in the results of operations for the three months ended July 31, 2003. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Accounting for Business Combinations,” and the Company accordingly allocated the purchase price of Ositis based upon the estimated fair value of net assets acquired and liabilities assumed.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The allocation of the purchase price, based on the fair value of certain components, consisted of the following (in thousands):

Consideration and direct transaction costs:
Cash	$1,062
Fair value of Blue Coat common stock	6,661
Estimated direct transaction costs	907
Fair value of assumed Ositis warrants	43

Total purchase price	$8,673

Allocation of purchase price:
Cash and cash equivalents	$350
Accounts receivable	431
Other current assets	43
Other assets	125
Debt assumed	(1,100)
Moving, lease termination, and transition costs	(491)
Legal and investment banking fees	(479)
Deferred revenue	(174)
Accounts payable and accrued liabilities	(1,402)
Deferred employee compensation	1,596
Identifiable intangible assets	2,304
Goodwill	7,470

Total purchase price	$8,673

To establish the value of the intangible assets, the Company used an income approach, which values an asset based on the earnings capacity of such asset based on the future cash flows that could potentially be generated by the asset over its estimated remaining life. These cash flows are discounted to their present value using a discount rate of 15.0% for the developed technology and 20.0% for the core technology, that would provide sufficient return to a potential investor and an appropriate level of risk. The present value of the cash flows over the life of the asset is summed to equal the estimated value of the asset.

Acquired identifiable intangible assets consisted of the following at July 31, 2004 (in thousands):

	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3 years	$1,331	$(333)	$998
Core technology	5 years	339	(51)	288
In-process technology	n/a	151	(151)	—
Customer base	5 years	483	(72)	411

Total		$2,304	$(607)	$1,697

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense for identifiable intangible assets was approximately $152,000 during the three months ended July 31, 2004. The expected amortization expense related to identifiable intangible assets in future periods is as follows (in thousands):

Year Ending April 30,	Amortization
2005*	456
2006	608
2007	386
2008	165
2009	82

$1,697

*	Expected amortization for the period ending April 30, 2005 includes nine months of expected amortization.

In July 2004, the Company signed a definitive agreement to acquire Cerberian, a provider of URL filtering software, for approximately $17.5 million in stock. The number of shares issued will be based on the average closing price of Blue Coat stock over the 20 trading day period ending on and including the trading day that is three trading days prior to the closing date, subject to adjustment under certain circumstances. The closing of the acquisition is subject to customary conditions and is anticipated to occur within the next 60 days.

The acquisition will result in the integration of Cerberian’s URL filtering and categorization technology onto the Company’s ProxySG appliance. The combination of URL filtering with the Company’s content filtering and protocol control capabilities will provide comprehensive Web control. The Cerberian technology will complement the Company’s existing “on-proxy” support for URL filtering databases from Secure Computing, SurfControl and Websense, giving customers continued flexibility to choose among each of the well-known URL filtering databases.

Note 3. Restructuring Charges

In February 2002, the Company’s Board of Directors approved a restructuring program to significantly reduce operating expenses and to further align the Company with market conditions, future revenue expectations and planned future product direction. In connection with this restructuring program, the Company implemented a reduction in workforce and accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs, facilities closure and lease abandonment costs and contract termination costs. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facilities is adjusted. Various adjustments to the restructuring accrual have been made for abandoned space since the original accrual was booked as a result of changes in market trend information. As of July 31, 2004, all severance costs related to domestic and international employees had been paid and $5.9 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s restructuring accruals are as follows (in thousands):

	Abandoned Space	Contract Termination and Other	Total
Balances as of April 30, 2004	$6,578	$26	$6,604
Cash payments	(732)	—	(732)

Balances as of July 31, 2004	5,846	26	5,872
Less: current portion which is included in “Other accrued liabilities”	3,059	26	3,085

Long-term accrued restructuring reserve	$2,787	$—	$2,787

Note 4. Litigation

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted for preliminary approval by the Court. Under the settlement, the plaintiffs would dismiss and release all claims against participating defendants, including the Company, in exchange for a contingent payment undertaking by the insurance companies collectively responsible for insuring the issuer defendants in the coordinated action, and assignment or surrender to the plaintiffs of certain claims the

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

issuer defendants may have against the underwriters. Pursuant to the undertaking, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the total amount ultimately collected by the plaintiffs from the non-settling defendants in the coordinated action.

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

On August 1, 2001, Network Caching Technology L.L.C. (“NCT”) filed suit against the Company and others in the United States District Court for the Northern District of California, alleging infringement of certain patents owned by NCT. The lawsuit was styled Network Caching Technology LLC vs. Novell, Inc. et al., Case No. CV-01-2079. On October 29, 2003, the Company and NCT entered into a settlement agreement by which the Company received a fully paid up license under the NCT patents for all Company products and services and a full and complete release from any and all claims of liability for any actual or alleged past and present infringement of the NCT patents. As consideration for the license rights and release, we paid a total of $1.1 million, expensed as a separate line item on the Company’s statement of operations named “ Legal settlement fees.” The Order of Dismissal regarding all causes of action between NCT and the Company was entered November 14, 2003.

Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in Company’s balance sheet as of July 31, 2004. As additional information becomes available, the Company will reassess the probability and potential liability related to pending litigation, which could materially impact the Company’s results of operations and financial position.

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

Significant components of the Company’s comprehensive income (loss) are as follows (in thousands):

	Three Months Ended July 31,
	2004	2003
Net income (loss)	$1,680	$(1,056)
Unrealized losses on available-for-sale securities	(5)	(10)

Comprehensive income (loss)	$1,675	$(1,066)

Note 6. Per Share Amounts

Basic net income (loss) per common share and diluted net income (loss) per common share are presented in conformity with FASB SFAS No. 128, “Earnings Per Share,” for all periods presented. Basic per share amounts are computed by using the weighted average number of shares of the Company’s common stock, less the weighted average number of common shares subject to repurchase, outstanding during the period. Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) issuance of committed but unissued stock awards. However, diluted net loss per share is the same as basic net loss per share in periods where a net loss from operations is incurred because loss from operations is the “control number” in determining whether potential common shares are included in the calculation. Consequently, the impact of including (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants and (iii) the issuance of committed but unissued stock awards were not dilutive to loss from operations for the three months ended July 31, 2003. The total number of shares excluded from the calculation of diluted net loss per common share was 593,940 for the three months ended July 31 2003.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended July 31,
	2004	2003
Net income (loss) available to common stockholders	$1,680	$(1,056)

Basic:
Weighted-average shares of common stock outstanding*	11,065	8,922
Less: Weighted average shares of common stock subject to repurchase	—	(4)

Weighted average common shares used in computing basic net income (loss) per share	11,065	8,918

Basic EPS	$0.15	$(0.12)

Diluted:
Weighted average common shares used in computing basic net income (loss) per share	11,065	8,918
Add: Weighted average employee stock options, and warrants	1,566	—

Add: committed unissued common stock	158	—

Add: Other weighted average dilutive potential common stock*	59	—

Weighted average common shares used in computing diluted net income (loss) per share	12,848	8,918

Diluted EPS	$0.13	$(0.12)

*	Excluded from the basic weighted average shares of common stock outstanding amount and included in other weighted average dilutive potential common stock amount where 10,633 weighted average shares held in escrow.

Note 7. Geographic and Product Category Information Reporting

We operate in one segment to design, develop, market and support proxy appliances. Our chief operating decision maker makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. Our sales consist of three product categories: Appliances, WinProxy, and services. Total international revenue consists of sales from our U.S. operations to non-affiliated customers in other geographic regions. During the three months ended July 31, 2004 and 2003, there were no intra-company sales, and no material long-lived assets were located in any of our foreign operations.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales are attributed to geographic areas based on the location of the customers. The following is a summary of net sales by geographic area (in thousands):

	Three Months Ended July 31,
	2004	2003
North America	$10,862	$7,446
EMEA	7,652	3,311
Asia	2,610	1,653

Total net sales	$21,124	$12,410

The following is a summary of net sales by product category (in thousands):

	Three Months Ended July 31,
	2004	2003
Product:
Appliances	$16,685	$9,205
WinProxy	456	—

	17,141	9,205

Services	3,983	3,205

Total net sales	$21,124	$12,410

Note 8. Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. As of July 31, 2004, future minimum lease payments under operating leases having an initial term in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2005	2,211	1,947	4,158
2006	3,023	655	3,678
2007	1,018	145	1,163
2008	258	145	403
Thereafter	—	85	85

Total minimum lease payments	$6,510	$2,977	$9,487

Of the $6.5 million in total operating lease commitments for abandoned facilities, as summarized above, a reserve for $5.9 million has been provided and is included in the captions “Other accrued liabilities” and “Accrued restructuring” in the accompanying condensed consolidated balance sheet at July 31, 2004. The remaining $0.6 million represents estimated sublease income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, future product acceptance, future product and sales development, futuer operating results, and future cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our limited ability to forecast quarterly operating results and meet analyst or investor expectations, uncertainty in the proxy appliance market, technological changes, increased competition, foreign currency exchange rate movements, large volume discount sales affecting gross margin percentage, inability to implement our distribution strategy, inability to increase sales productivity or attract new sales personnel, exposure from recent legislation surrounding internal controls, inability to improve our infrastructure and implement new systems, inability to sublease existing facilities, inability to complete acquisitions or integrate acquired companies, changes in revenue recognition as a result of acquired products, future acquisitions, uncertainty in future operating results, volatile stock price, inability in transitioning to new manufacturing outscourcing and distribution processes, product concentration, undetected product errors, unpredictable sales cycles, product liability claims, supply shortages, unpredictable macroeconomic conditions, inability to defend our intellectual property rights, inability to generate increased international sales, use of rolling forecasts, increased litigation, inability to attract and retain key employees, unpredictable demand for our products, disclosure of non-GAAP financial information, unpredictable internet usage, inability to raise additional capital, occurrence of a natural disaster, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings.

Blue Coat™ Systems, Inc., also referred to in this report as “we,” “us” or the “Company,” was incorporated in Delaware on March 16, 1996 as CacheFlow® Inc. On August 21, 2002, we changed our name from CacheFlow Inc. to Blue Coat Systems, Inc. and this filing and all future SEC filings will be under the name Blue Coat Systems, Inc. The ticker symbol for our common stock was also changed from CFLO to BCSI.

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

Blue Coat proxy appliances provide organizations with enhanced visibility and control of Web communications. Proxy appliances act as a “middle-man” between users on a network and the Internet. Proxy appliances do not replace existing perimeter security devices; rather, proxy appliances complement network firewalls by providing granular policy-based controls over Web traffic in ways that firewalls and other externally focused devices cannot.

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

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	Revenue recognition and related receivable allowances;

•	Warranty reserves;

•	Inventory and related reserves;

•	Restructuring liabilities;

•	Valuation of intangible assets;

•	Goodwill impairment

•	Income taxes; and

•	Contingencies.

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

Probability of collection is assessed on a customer-by-customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. During the course of the three months ended July 31, 2004 and 2003, we deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

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

Restructuring Liabilities. We have accrued various restructuring liabilities, through charges to “Restructuring Expenses,” related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in our condensed consolidated financial statements. Our restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. These conditions may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination. See Item 1, Note 2 “Restructuring Charges” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

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

Goodwill impairment. We perform goodwill impairment tests in our fourth quarter annually and more often if indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For the purposes of our annual impairment test, we considered our market capitalization on the date of our impairment test and determine whether any potential impairment exists.

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

Contingencies. From time to time we are involved in various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or future periods.

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,
	2004	2003
Net Sales:
Products	81.1%	74.2%
Services	18.9	25.8

Total net sales	100.0	100.0
Cost of goods sold:
Products	27.0	25.8
Services	5.8	7.6

Total cost of goods sold	32.8	33.4

Gross profit	67.2	66.6

Operating expenses:
Research and development	16.9	18.6
Sales and marketing	32.2	46.0
General and administrative	8.0	8.2
Amortization of intangible assets	0.7	0.0
Stock compensation	1.7	2.3

Total operating expenses	59.5	75.1

Operating income (loss)	7.8	(8.5)
Interest income	0.5	0.7
Other income (expense)	0.0	(0.2)

Net income (loss) before income taxes	8.3	(8.0)
Provision for income taxes	(0.3)	(0.4)

Net income (loss)	8.0%	(8.4)%

The following is a summary of net sales and the changes in net sales by quarter (in thousands):

	Three Months Ended July 31,
	2004	2003
Total net sales	$21,124	$12,410
Change from same quarter prior year ($)	$8,714	$1,375
Change from same quarter prior year (%)	70.2%	12.5%

Net Sales. Net sales increased for the three months ended July 31, 2004 as compared to the three months ended July 31, 2003. The growth in sales was driven primarily by increases in the number of our ProxySG appliances shipped. Market acceptance of our ProxySG line, coupled with a strengthening in overall IT spending by the market, contributed to the increase in our sales.

As a result of our focus on increasing the use of indirect channels, one of our distributors accounted for 22% and 20% of sales in the three months ended July 31, 2004 and 2003, respectively.

The following table illustrates the geographic makeup of our revenues for the periods stated (in thousands):

	Three Months Ended July 31,
	2004		2003
	$	%	$	%
North America	$10,862	51.4%	$7,446	60.0%
EMEA	7,652	36.2	3,311	26.7
Asia	2,610	12.4	1,653	13.3

Total net sales	$21,124	100.0%	$12,410	100.0%

Revenues grew significantly in all geographies in the three months ended July 31, 2004, compared to the three months ended July 31, 2003. EMEA increased as a percentage of overall revenue and this region has had the most consistent growth over the past twelve months. Revenues in North America grew 45.9 % in spite of a steady decline in revenue from our U.S. government sector. Revenues from Asia have also grown steadily over the past twelve months, although revenue from Asia decreased from the fourth quarter of fiscal 2004 to the first quarter of fiscal 2005.

The following table demonstrates the composition of net sales by product category (in thousands):

	Three Months Ended July 31,
	2004		2003
	$	%	$	%
Products:
Appliances	$16,685	79.0%	$9,205	74.2%
WinProxy	456	2.2	—	—

	17,141	81.2	9,205	74.2

Service	3,983	18.8	3,205	25.8

Total net sales	$21,124	100.0%	$12,410	100.0%

Total product revenue grew 86% in the three months ended July 31, 2004, compared to the three months ended July 31, 2003. Revenue from appliances, consisting of third party software and systems, accounted for 95% of the total growth in revenue, while revenue from WinProxy accounted for the remaining 5% of this growth. Revenue from licensing of third party software grew by 44% while revenue from systems grew by 95%. The growth in systems revenue was driven by a 110% increase in the number of units shipped and an 8% decrease in the average revenue per unit. Revenues from low-end appliances Proxy SG 400 and Proxy AV 400 increased by 267% due to a 244% growth in the number of units shipped and a 7% increase in the average revenue per unit. Revenues from mid-range appliances Proxy SG 600, Proxy SG 700, Proxy SG 800 and Proxy AV 2000 increased by 42% due to a 35% growth in units and a 5% increase in the average revenue per unit. Revenues from high-end appliances Proxy SG 6000, Proxy SG 7000 and Proxy SG 800 increased by 151% due to a 96% growth in units and a 28% increase in the average revenue per unit.

Gross Profit.

The following is a summary of gross profit by quarter (in thousands):

	Three Months Ended July 31,
	2004	2003
Total net sales	$21,124	$12,410
Gross profit	$14,205	$8,268
Gross profit as a percentage of net sales	67.2%	66.6%

Gross profit increased for the three months ended July 31, 2004 compared to the same period in 2003. The increase in gross profit was primarily due to increased sales during the period. The slight increase in gross profit as a percentage of sales for the three months ended July 31, 2004 as compared to the three months ended July 31, 2003 was the result of increased product volume combined with relatively fixed manufacturing overhead costs.

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

Research and Development.

The following is a summary of research and development expenses by quarter (in thousands):

	Three Months Ended July 31,
	2004	2003
Total net sales	$21,124	$12,410
Research and development	$3,571	$2,313
R&D as a percentage of net sales	16.9%	18.6%

Research and development expenses consist primarily of salaries, benefits, and prototype costs. The increase in research and development expense for the three month period ended July 31, 2004 compared to the three month period ended July 31, 2003 was largely due to the hiring of engineering personnel and the addition of the Ositis engineering staff located in Latvia. Research and development headcount increased to 88 at July 31, 2004 from 61 at July 31, 2003. As a percentage of net sales, research and development expenses decreased to 16.9% for the three months ended July 31, 2004 from 18.6% for the three months ended July 31, 2003. The decrease in research and development expenses as a percentage of net sales occurred due to increased net sales. Should demand for our products continue to increase, and after we realize potential efficiencies within our research and development organization, we expect to increase our research and development expenses in absolute dollars and increase headcount within the research and development organization to provide for the development of new products and enhancement of existing products. However, should sales decline in future periods, we may implement cost reduction programs to reduce our research and development expenses.

Sales and Marketing.

The following is a summary of sales and marketing expenses by quarter (in thousands):

	Three Months Ended July 31,
	2004	2003
Total net sales	$21,124	$12,410
Sales and marketing	$6,796	$5,714
Sales and marketing as a percentage of net sales	32.2%	46.0%

Sales and marketing expenses consist primarily of salaries and benefits, commissions, and promotional expenses. The increase in sales and marketing expense for the three month period ended July 31, 2004 compared to the three month period ended July 31, 2003 was largely due to increases in marketing program spending, increased headcount and increased commission payments to the sales organizations. Sales and marketing headcount increased to 107 at July 31, 2004 from 82 at July 31, 2003. As a percentage of net sales, sales and marketing expenses decreased to 32.2% for the three months ended July 31, 2004 from 46.0% for the three months ended July 31, 2003. The decrease in sales and marketing expense as a percentage of net sales was primarily due to increases in the productivity, average revenue per sales team, of our sales organization. We believe that it will be difficult to continue to increase the productivity of our sales organization in the future and that to realize increased levels of revenue we will need to hire additional sales resources and expend greater marketing dollars. However, should sales decline in future periods, we may implement cost reduction programs to reduce our sales and marketing expenses.

General and Administrative.

The following is a summary of general and administrative expenses by quarter (in thousands):

	Three Months Ended July 31,
	2004	2003
Total net sales	$21,124	$12,410
General and administrative expense	$1,684	$1,023
General and administrative as a percentage of net sales	8.0%	8.2%

The increase in general and administrative expense for the three month period ended July 31, 2004 compared to the three month period ended July 31, 2003 was primarily due to increased headcount. General and administrative headcount increased to 36 at July 31, 2004 from 22 at July 31, 2003. As a percentage of net sales, general and administrative expenses decreased to 8.0% for the three months ended July 31, 2004 from 8.2% for the three months ended July 31, 2003. The decrease in general and administrative expenses as a percentage of net sales was a result of increased sales in the three months ending July 31, 2004. We have realized available efficiencies within our current general and administrative organization, and will need to increase general and administrative expenses in absolute dollars and increase headcount to manage expanding operations and facilities. In addition, the rules imposed by the Sarbanes Oxley Act Section 404 will require us to incur additional expenses in the next three quarters to satisfy the requirements of documenting and testing our internal controls over financial reporting and will require us to maintain and incur additional ongoing expenses to monitor compliance with the requirements of the Sarbanes Oxley Act Section 404. However, should sales decline in future periods, we may implement cost reduction programs to reduce our general and administrative expenses.

Amortization of Intangible Assets. Amortization of intangible assets reflects continuing amortization of developed technology, core technology, and customer base, all related to our November 14, 2003, acquisition of Ositis. Amortization expense totaled $152,000 during the three months ended July 31, 2004. See Item 1, Note 2 “Acquisitions” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Stock Compensation.

The following is a summary of stock compensation expense by quarter (in thousands):

	Three Months Ended July 31,
	2004	2003
Total net sales	$21,124	$12,410
Stock compensation expense	$364	$285
Stock compensation as a percentage of net sales	1.7%	2.3%

As a result of the acquisition of Ositis, deferred stock compensation of $1.4 million was included in shareholders equity on our balance sheet. Of this $1.4 million, approximately $338,000 was amortized to stock compensation expense in our statement of operations during the three months ended July 31, 2004. In addition, stock compensation expense reflects the amortization of deferred stock compensation, as well as charges associated with stock options and warrants granted to non-employees for services. Stock compensation expense increased for the three month period ended July 31, 2004 compared to the three month period ended July 31, 2003 as a result of the amortization of deferred stock compensation relating to committed but unissued stock awards from the Ositis acquisition.

Interest Income and Other Income.

The following summarizes interest and other income (expense) and changes in interest and other income (expense) by quarter (in thousands):

	Three Months Ended July 31,
	2004	2003
Interest Income	$108	$85
Other income (expense)	$4	$(29)
Change in interest income ($)	$23	$(64)
Change in other income (expense) ($)	$33	$(71)
% Change in interest income	27.1%	(43.0)%
% Change in other income (expense)	(113.8)%	(169.0)%

Interest income increased during the three months ended July 31, 2004 compared to the three months ended July 31, 2003 as a result of increased cash balances during the quarter earning interest at similar rates. Other income increased as a result of favorable currency transaction gains compared to the same period in the prior year.

Provision for Income Taxes

The provision for income taxes for the three months ended July 31, 2004 was $70,000 as compared to $45,000 for the three months ended July 31, 2003. The provisions for both years are primarily related to domestic minimum and foreign income taxes.

During the quarter ended July 31, 2004, the Company completed a review of the potential limitations on its ability to utilize its tax net operating loss (NOL) and credit carryforwards as imposed by Internal Revenue Code section 382 and similar state provisions. The company has in total $252.3 million of tax net operating loss (NOL) and credit carryforwards of which approximately $650,000 of net operating loss and $98,000 of credits will expire before being utilized due to the limitation imposed by Internal Revenue Code Section 382, leaving $251.7 million NOL and $5.3 million credit carryforwards available to the Company. Based on ownership changes occurring on October 29, 1996, April 30, 1999 and December 31, 2000, the Company has determined that approximately $680,000 of net operating loss and $32,000 of credits generated before October 29, 1996 will be subject to an annual limitation of $1,900. Approximately $12,567,000 of NOL and $531,000 of credits generated between October 29, 1999 and April 30, 1999 will be subject to an overall annual limitation of $910,000 and approximately $101,701,000 of net operating loss and $217,000 of credits generated between April 30, 1999 and December 31, 2000 will be subject to an overall annual limitation of $30,855,000. The remaining post December 31, 2000 net operating loss and credits may also be subject to significant annual limitations should a future change in ownership occur.

As of July 31, 2004, the Company has a full valuation allowance against its deferred tax assets because the determination was made that it is more likely than not that all deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2024. Going forward, the Company will continue to assess the need for the valuation allowance. The future reversal of the valuation allowance will result in amounts being credited to Income Statement or to Additional Paid in Capital to the extent the losses and credits are attributable to stock options.

Restructuring Plans

In February 2002, our Board of Directors approved a restructuring program to significantly reduce operating expenses and to further align us with market conditions, future revenue expectations and planned future product direction. In connection with this restructuring program, we implemented a reduction in workforce and accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs, facilities closure and lease abandonment costs and contract termination costs. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facilities is adjusted. Various adjustments to the restructuring accrual have been made for abandoned space since the original accrual was booked. As of July 31, 2004, all severance costs related to domestic and international employees had been paid and $5.9 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

Changes in our restructuring accruals are as follows (in thousands):

	Abandoned Space	Contract Termination and Other	Total
Balances as of April 30, 2004	$6,578	$26	$6,604
Cash payments	(731)	—	(731)
Balances as of July 31, 2004	5,847	26	5,873

Less: current portion which is included in “Other accrued liabilities”	3,059	26	3,085

Long-term accrued restructuring reserve	$2,788	$—	$2,788

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

Liquidity and Capital Resources

We believe the existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

	July 31,
(In thousands)	2004	2003
Cash and cash equivalents	$40,770	$22,889
Short-term investments	80	2,519
Restricted investments	1,991	1,991

	$42,841	$27,399

Percentage of Total assets	61.6%	69.8%

	Three Months Ended July 31,
(In thousands)	2004	2003
Cash provided by operating activities	$2,146	$2,256
Cash provided by (used in) investing activities	(1,019)	7,824
Cash provided by financing activities	219	25

Net increase in cash and cash equivalents	$1,346	$10,105

Since our inception, we have financed our operations and capital expenditures through private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock.

During the three months ended July 31, 2004, we generated $2.1 million of cash from operating activities compared to $2.3 million for the three months ended July 31, 2003. This decrease was the result of increases in operating assets and decreases in operating liabilities adjusted for non-cash-related items. Working capital uses of cash included increases in prepaid expenses and other current assets, and a decrease in accrued liabilities. Prepaid expenses and other current assets increased as a result of a large prepaid purchase from one of our vendors to obtain discounted prices on essential product, as well as prepaid legal and professional fees associated with the proposed Cerberian transaction and prepaid amounts associated with the launch of our 8000 product line. Accrued liabilities decreased over the prior quarter primarily as a result of cash payments made against the restructuring accrual recorded during fiscal 2003. Working capital sources of cash included a decrease in accounts receivable and inventory, and increases in deferred revenue and accounts payable. Accounts receivable decreased as a result of our concerted efforts on collections and the linearity of our shipments during the quarter ended July 31, 2004. Our days sales outstanding decreased from 48.6 at April 30, 2003 to 42.5 at July 31, 2004; as the total accounts receivable balance decreased. Inventory has decreased primarily as a result of our concerted efforts to keep minimal amounts of inventory on hand coupled with higher sales of our product. Our concerted efforts to decrease our inventory on hand resulted in higher inventory turns from 8.0 at April 30, 2004, to 16.7 at July 31, 2004. Deferred revenue increased as a result of increased sales of service and support. Accounts payables increased during the three months ended July 31, 2004 as a result of a volume purchase of software licenses that are bundled in certain of our appliances.

Net cash (used in) provided by investing activities was ($1.0) million for the three months ended July 31, 2004 and $7.8 million for the three months ended July 31, 2003. Net cash used in investing activities for the three months ended July 31, 2004 was primarily due to purchases of property and equipment of approximately $0.6 million and cash paid out as a result of the Ositis acquisition. In the future, we expect that any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities. During the three months ended July 31, 2004 and 2003, our capital expenditures consisted primarily of purchases of computer equipment, software, furniture and leasehold improvements.

Net cash provided by financing activities was $219,000 and $25,000 for the three months ended July 31, 2004 and 2003, respectively. The net cash provided by our financing activities for the three months ended July 31, 2004 was primarily due to the issuance of common stock through the exercise of stock options.

Contractual Obligations

Our contractual operating lease commitments as of July 31, 2004 for the next five years were as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases:
Abandoned space	$6,510	$2,211	$4,299	$—	$—
In use	2,977	1,947	945	85	—

Total	9,487	4,158	5,244	85	—
Purchase commitments (1)	362	362

Total	$9,849	$4,520	$5,244	$85	$—

(1)	Purchase commitments are principally for manufacturing material and equipment.

We lease certain equipment and office facilities under various noncancelable operating leases that expire at various dates through fiscal 2008. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases. As of July 31, 2004, we did not have any other significant contractual obligations or commercial commitments.

As of July 31, 2004, we continue to have no outstanding debt and we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor did we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk.

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

The market for proxy appliance solutions is relatively new, unknown and evolving, and subject to rapid technological changes. If this market does not develop as we anticipate, our sales may not grow and may decline.

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

Most of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. The products of our competitors may have features and functionality that our products do not have. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, develop new products or enhance existing products and services more quickly, or bundle proxy appliances in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

We develop products in the United States and sell them throughout the world. As a result, changes in foreign currency exchange rates and/or weak economic conditions in foreign markets could negatively impact our financial results.

Because e develop products in the United states and sell them throughout the world, our financial results could be negatively affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets. All of our sales are currently made in United States dollars and a strengthening of the dollar could make our products less competitive in foreign countries. Should the dollars strength increase in foreign markets, and/or weak economic conditions prevail in these markets, our net sales could be seriously impacted, since a significant portion of our nets sales are derived from international operations.

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

A significant amount of our revenue is generated through sales to our sales channel partners, which include distributors, resellers and system integrators. We increasingly depend upon these partners to generate sales opportunities and to independently manage the entire sales process. We provide our sales channel partners with specific programs to assist them in this process, but there can be no assurance that these programs will be effective or that our sales channel partners will be able to generate increasing revenues to us without significant additional investment on our part. In addition, our sales channel partners may be unsuccessful in selling our products and services, may sell products and services that are competitive with ours, may devote more resources to competitive products and may cease selling our products and services altogether. Any new sales channel partner will require extensive training and typically take several months to achieve productivity. If we fail to manage existing sales channels, our business will be seriously harmed. Many of our sales channel partners do not have minimum purchase or resale requirements and carry products that are competitive with our products. These sales channel partners may not give a high priority to the marketing of our products or may not continue to carry our products. They may give a higher priority to other products, including the products of competitors.

If we are unable to hire additional sales territory managers or increase productivity of our existing sales territory managers our revenue will not be able to grow.

During the quarter ended July 31, 2004, the productivity rate of our sales territory managers was at or close to our Company’s expected full capacity. In order to meet anticipated increased sales levels in the future, we need to hire additional sales personnel or increase sales productivity per person. If we cannot hire additional sales personnel or increase sales productivity, our ability to increase sales amounts in the future will be seriously hindered.

Initially the addition of new sales territory managers could result in increased cost without a commensurate growth in revenue because of time needed for these new managers to become proficient with our products and processes. This loss of productivity could negatively impact our results from operations and operating margins. We believe that it will be difficult to continue to increase the productivity of our sales organization in the future and that to realize increased levels of revenue we will need to hire additional sales resources and expend greater marketing dollars. However, should sales decline in future periods, we may implement cost reduction programs to reduce our sales and marketing expenses.

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent auditors determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Blue Coat may be adversely effected and could cause a decline in the market price of our stock.

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

We have existing commitments to lease office space in Sunnyvale, California and Redmond, Washington in excess of our needs for the foreseeable future. We believe we will be unable to sublease a substantial portion of our excess office space in the near future. In the fourth quarter of fiscal 2002, we recorded a restructuring charge of $9.5 million, which represented the remaining lease commitments for vacant facilities, net of expected sublease income at that time. In December 2002, our facility in Redmond, Washington was subleased for the remainder of the term of the original lease at a rental price consistent with our initial estimates. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Due to its financial difficulties, our tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. The facility in Sunnyvale, California is currently vacant and available for subleasing. Since the original accrual for abandoned space we have revised our accrual estimates several times to reflect market trend information provided by a commercial real estate broker. As of July 31, 2004, $5.9 million of this accrued liability remains on the balance sheet. We may be required to record additional charges if our existing tenant defaults on its lease obligation or if we are unable to sublease the vacant facilities as currently anticipated.

If we are unable to complete the acquisition of Cerberian, Inc. or successfully integrate Cerberian, Inc., our ability to execute our business strategy and timely deliver new products to market could be harmed.

We recently entered into an agreement to acquire Cerberian, Inc. There are a number of conditions that we and Cerberian must satisfy in order to close this merger and we cannot be certain that those conditions will be met. If those conditions are not satisfied, one or both of the parties to the transaction may have the right to terminate the merger agreement. One of the conditions to closing the acquisition is that our average closing price over a defined period must be not less than a certain level. Over the past several weeks, our stock price has been below that level. If our stock price remains below that level, we will need to determine whether to close the acquisition or to renegotiate the purchase price in the acquisition with Cerberian, which Cerberian may or may not be willing to do. If we are unable to close this merger, our business could be harmed. If we do close this merger but we fail to develop and integrate the technology of

Cerberian into our products and services, our quarterly and annual operating results may be adversely affected. Other risks we may face with respect to the acquisition of Cerberian include the potential disruption of our ongoing business and distraction of management; the difficulty of assimilating and retaining personnel; the maintenance of uniform standards, corporate cultures, controls, procedures and policies; insufficient revenues to offset increased expenses associated with the acquisition; coordinating and integrating sales and marketing efforts to effectively communicate the capabilities of the combined company; and difficulties in integrating the operations, technologies and products of Cerberian. Our inability to address any of these risks successfully could harm our business.

As a result of the Cerberian acquisition revenue for the Cerberian URL filtering product will be recognized ratably.

Upon the proposed consummation of the Cerberian business, revenue related to the Cerberian URL filtering product will be recognized ratably. As a result of this accounting treatment, some of the revenue we report in each quarter would be deferred revenue from Cerberian URL filtering agreements entered into during prior quarters. Consequently, a decline in new Cerberian URL filtering agreements in any one quarter is unlikely to be fully reflected in the revenue in that quarter and would negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues quickly or at all. Accordingly, the effect of significant downturns in sales of the Cerberian URL filtering products would not be fully reflected in our results of operations until future periods. This revenue recognition model would also make it difficult for us to rapidly increase Cerberian URL filtering quarterly revenue through additional sales in any period, as revenue from new customers would be recognized ratably over the applicable term of the license.

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

Although we have achieved profitability for the past three quarters, we incurred losses from our inception until the third quarter of fiscal 2004. Furthermore, we may not be able to maintain quarterly profitability in the future. If our revenue growth, if any, is less than anticipated or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

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

Since our initial public offering in November 1999 through July 10, 2004, the closing market price of our common stock has fluctuated significantly, ranging from $2.25 to $823.45. The market price of our common stock may fluctuate significantly in response to the following factors:

•	Variations in our quarterly operating results;

•	The introduction of new products by our competitors;

•	Changes in financial estimates or investment recommendations by securities analysts;

•	Our ability to keep pace with changing technological requirements;

•	Changes in market valuations of Internet-related and networking companies;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major customer;

•	Additions or departures of key personnel;

•	Fluctuations in stock market volumes; and

•	Changes in macro-economic conditions.

A transition to new manufacturing outsourcing and distribution process could affect our ability to compete effectively.

Our strategy is to utilize the most efficient manufacturing process available for our products. This includes outsourcing the manufacturing and delivery process to third parties. Outsourcing of our products to third parties may have greater risks, such as yield problems and higher product costs. As we move toward outsourcing our products, there may be added risk in implementing product change and specifications, which would adversely effect our competitive position in the marketplace. We continuously evaluate the benefits of migrating to an outsourced environment and may produce and deliver all of our products through an external party. We may have difficulty in migrating towards a new outsourced manufacturing and distribution process, and our inability to transition to a new outsourced process may adversely affect our operating results and harm our gross margins.

Because we depend on several third-party manufacturers to build portions of our products, we are susceptible to manufacturing delays and sudden price increases, which could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.

We currently purchase from Mitac Corporation (“Mitac”) the base assemblies or final assemblies of all of our current appliances. Any Mitac manufacturing disruption could impair our ability to fulfill orders. We also rely on several other third-party manufacturers to build portions of our products. If we or our suppliers are unable to manage the relationships with these manufacturers effectively or if these manufacturers fail to meet our future requirements for timely delivery, our business would be seriously harmed. These manufacturers fulfill our supply requirements on the basis of individual purchase orders or agreements with us. Accordingly, these manufacturers are not obligated to continue to fulfill our supply requirements, and the prices we are charged for these components could be increased on short notice. Any interruption in the operations of any one of these manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers and would seriously harm our business. In addition, the products that these manufacturers build for us may not be sufficient in quality or in quantity to meet our needs. Our delivery requirements could be higher than the capacity of these manufacturers, which would likely result in manufacturing delays, which could result in lost sales and the loss of existing and potential customers. We cannot be certain that these third party manufacturers will be able to meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of these third party manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of any of our third party manufacturers in the future would cause a delay in our ability to fulfill customer orders while we attempt to obtain a replacement manufacturer. Delays associated with our attempting to replace or our inability to replace one of our manufacturers would seriously harm our business.

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

Because customers have differing views on the strategic importance of implementing proxy appliances, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from one to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. In addition, as the company competes for larger orders, competition is likely to increase causing customers to extend their decision making process.

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

Revenue for the quarter ended July 31, 2004 was flat when compared to the prior quarter. There is uncertainty relating to the prospects for near-term U.S. economic growth and growth within the international markets. This uncertainty could possibly contribute to delays in decision-making by our existing and potential customers and a resulting decline in our sales. Continued uncertainty or a decrease in corporate spending could result in a decline to our sales and our operating results could be below our expectations and the expectations of public market analysts and investors.

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

For the three months ended July 31, 2004, sales to customers outside of North America accounted for approximately 48.6% of our net sales as compared to approximately 40.0% for the three months ended July 31, 2003. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. The downsizing of our international operations as the result of our restructuring plans may further hinder our ability to increase our market concentration internationally. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed.

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

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. As of July 31, 2004 we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

Our business could be seriously disrupted if we do not maintain the continued service of our senior management, research and development and sales personnel. We have hired several senior executives in the past four quarters and have experienced and may continue to experience transition in our management team. We expect that it will take time for our new management team to integrate into our company. The vast majority of our employees are employed on an “at-will” basis. Our ability to conduct our business also depends on our continuing ability to attract, hire, train and retain a number of highly skilled managerial, technical, sales, marketing and customer support personnel. New hires frequently require extensive training before they achieve desired levels of productivity, so a high employee turnover rate could seriously impair our ability to operate and manage our business.

Our sales may not grow because our proxy appliances only protect Web based applications and content, and our target customers may not wish to purchase an additional network security device.

Our proxy appliances are specially designed to only secure Web based protocols such as http, https, ftp and streaming. While we believe that the majority of traffic traveling over the networks of our target customers is Web based, a significant amount of their network traffic may not be. Our products do not protect non-Web protocols. Our target customers may not wish to purchase an additional security device that only handles network traffic that is Web protocol based. As a result, our target customers may not purchase our products and our business would be seriously harmed.

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

Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against us, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order did not dismiss any claims against us. As a result, discovery may now proceed. Our officers and directors have been dismissed without prejudice in this litigation

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted for preliminary approval by the Court. Under the settlement, the plaintiffs would dismiss and release all claims against participating defendants, including us, in exchange for a contingent payment undertaking by the insurance companies collectively responsible for insuring the issuer defendants in the coordinated action, and assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Pursuant to the undertaking, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the total amount ultimately collected by the plaintiffs from the non-settling defendants in the coordinated action.

The settlement is subject to a number of conditions, including Court approval. If the settlement does not occur, and litigation against us continues, we believe it has meritorious defenses and intends to defend the case vigorously. We believe the outcome would not have a material adverse effect on its business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business.

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

As of July 31, 2004, we had approximately $40.8 million in cash and cash equivalents. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 48.6% and 40.0% of total net sales for the three-month periods ended July 31, 2004 and 2003, respectively. Alternatively, a weakening dollar would increase our expenses in foreign currencies.

As of July 31, 2004, we had approximately $36.7 million invested primarily in certificates of deposit and fixed-rate, short-term corporate and U.S. government debt securities, which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of July 31, 2004, no significant changes to our investment portfolio have occurred since our Annual Report on Form 10-K for the year ended April 30, 2004.

Item 4. Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(2) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in the Company’s balance sheet as of July 31, 2004. As additional information becomes available, the Company will reassess the probability and potential liability related to pending litigation, which could materially impact the Company’s results of operations and financial position.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Number	Description
10.1	Source Code License & Services Agreement, effective August 12, 2004, by and between Blue Coat Systems, Inc. and Flowerfire, Inc.

31.1	Rule 13a–14(a)/15d-14(a) Certification of Brian NeSmith

31.2	Rule 13a–14(a)/15d-14(a) Certification of Robert Verheecke

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

We filed two reports on Form 8-K during the quarter ended July 31, 2004. Information regarding the items reported on is as follows:

Date	Item Reported On

May 27, 2004	On May 27, 2004 we reported our results of operations (including accompanying financial statements) for the fiscal quarter ended July 31, 2004.

July 19, 2004 On July 19, 2004, we announced our entrance into an agreement and plan of merger with Cerberian, Inc., a Delaware corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Robert Verheecke
Robert Verheecke
Chief Financial and Accounting Officer

Dated: September 9, 2004