Form 10-Q
period 2004-10-31
BLUE COAT SYSTEMS INC
filed 2004-12-09
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT December 7, 2004
Common Stock, par value $.0001	12,166,611

i

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	October 31, 2004	April 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,609	$39,424
Short-term investments	80	80
Accounts receivable, net	10,794	10,441
Inventories	1,269	1,595
Prepaid expenses and other current assets	2,115	1,829
Notes receivable	842	—

Total current assets	57,709	53,369
Property and equipment, net	3,350	2,490
Restricted investments	1,493	1,991
Goodwill	7,470	7,456
Identifiable intangible assets, net	1,545	1,849
Other intangible assets, net	501	—
Other assets	503	881

Total assets	$72,571	$68,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,033	$2,890
Accrued payroll and related benefits	2,885	2,564
Deferred revenue	11,532	10,514
Accrued acquisition costs	1,488	4,991
Accrued restructuring reserve	2,949	3,100
Accrued royalty expense	1,186	432
Other accrued liabilities	2,624	2,141

Total current liabilities	25,697	26,632

Accrued restructuring reserve, less current portion	2,204	3,504
Deferred revenue, less current portion	2,159	1,785

Total liabilities	30,060	31,921

Commitments and Contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	906,530	903,141
Treasury stock	(903)	(903)
Deferred stock compensation	(5)	(727)
Accumulated deficit	(863,112)	(865,399)
Accumulated other comprehensive income (loss)	—	2

Total stockholders’ equity	42,511	36,115

Total liabilities and stockholders’ equity	$72,571	$68,036

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net sales:
Products	$17,906	$10,175	$35,047	$19,380
Services	4,022	3,243	8,005	6,448

Total net sales	21,928	13,418	43,052	25,828
Cost of goods sold:
Products	6,096	3,700	11,798	6,896
Services	1,398	853	2,614	1,799

Total cost of goods sold	7,494	4,553	14,412	8,695

Gross profit	14,434	8,865	28,640	17,133

Operating expenses:
Research and development	3,708	2,697	7,304	5,010
Sales and marketing	7,713	5,578	14,484	11,292
General and administrative	2,063	1,167	3,747	2,190
Amortization of identifiable intangible assets	152	—	304	—
Legal settlement fees	—	1,100	—	1,100
Restructuring	—	856	—	856
Stock compensation	358	123	722	408

Total operating expenses	13,994	11,521	26,561	20,856

Operating income (loss)	440	(2,656)	2,079	(3,723)
Interest income	150	87	242	172
Other income (expense)	(3)	(28)	16	(57)

Net income (loss) before income taxes	587	(2,597)	2,337	(3,608)
(Provision) benefit for income taxes	20	(47)	(50)	(92)

Net income (loss)	$607	$(2,644)	$2,287	$(3,700)

Basic net income (loss) per common share	$0.05	$(0.27)	$0.21	$(0.40)

Diluted net income (loss) per common share	$0.05	$(0.27)	$0.18	$(0.40)

Shares used in computing basic net income (loss) per common share	11,197	9,630	11,131	9,274

Shares used in computing diluted net income (loss) per common share	12,283	9,630	12,557	9,274

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended October 31,
	2004	2003
Operating Activities
Net income (loss)	$2,287	$(3,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	675	1,219
Amortization of intangible assets	340	—
Gain on disposition of equipment	—	(29)
Stock compensation	722	408
Restructuring expense	—	856
Interest on notes receivable	(7)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(353)	4,035
Inventories	326	483
Prepaid expenses and other current assets	(286)	(688)
Other assets	378	53
Deferred revenue	1,392	(24)
Accounts payable	143	1,008
Accrued liabilities	(647)	(2,195)
Accrued royalty expense	754	45

Net cash provided by operating activities	5,724	1,465

Investing Activities
Sales of investment securities, net	496	9,088
Purchases of capitalized software	(537)	—
Proceeds from sales of equipment	—	39
Purchases of property and equipment	(1,535)	(329)
Acquisition of Ositis, net of cash acquired	(678)	—

Net cash (used in) provided by investing activities	(2,254)	8,798

Financing Activities
Net proceeds from issuance of common stock	550	348
Notes receivable from Cerberian	(835)	—
Net proceeds from equity financing	—	12,944

Net cash (used in) provided by financing activities	(285)	13,292

Net increase in cash and cash equivalents	3,185	23,555
Cash and cash equivalents at beginning of period	39,424	12,784

Cash and cash equivalents at end of period	$42,609	$36,339

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include Blue Coat® Systems, Inc.’s (the “Company’s”) accounts and those of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted under the Securities and Exchange Commission’s (“SEC’s”) rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements and related notes as of October 31, 2004, and for the three- and six-month periods then ended, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position, operating results and cash flows for the interim date and period presented. Results for the three months ended October 31, 2004 are not necessarily indicative of results for the entire fiscal year or future periods.

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

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These reclassifications had no impact on previously reported net income (loss).

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to the Company’s condensed consolidated financial position and results of operations. The Company’s critical accounting estimates include (i) revenue recognition and related receivable allowances, (ii) guarantees and warranty reserves, (iii) inventory and related reserves, (iv) restructuring liabilities, (v) valuation of long-lived and intangible assets, (vi) goodwill impairment, (vii) income taxes, and (viii) contingencies.

Revenue Recognition and Related Receivable Allowances

The Company’s principal business consists of selling Web proxy and antivirus appliances. In November of 2003, the Company added WinProxy, an internet sharing software package, to its product offerings. The Company recognizes appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and the Company exists, the fee to the customer is fixed or determinable and collectability of the sales price is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until the obligations are met or acceptance is obtained. Revenues related to shipments to the Company’s distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that the Company’s products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract, which is usually 12 to 36 months.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Delivery is considered to have occurred for the Company’s appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred upon delivery of the software key. Typically delivery of the WinProxy software key is made electronically.

Probability of collection is assessed on a customer by customer basis. The Company’s customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for the Company’s products and services. If it is determined from the outset of an arrangement that collection is not probable based upon the Company’s review process, revenue is not recognized until cash receipt. During the three months ended October 31, 2004 and 2003, the Company deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

The Company also performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated credit losses. The Company analyzes accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of such allowance.

When a sale involves multiple elements, such as sales of products that include maintenance, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Relative fair value for maintenance elements are determined based on substantive renewal rates. If arrangements include performance, cancellation or refund type provisions, then revenue is deferred until all obligations have been met.

Guarantees and Warranty Reserves

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

Changes in the Company’s warranty reserves for the six months ended October 31, 2004 and 2003 were as follows (in thousands):

	Six Months Ended October 31,
	2004	2003
Beginning Balances	$295	$350
Warranties issued during the period	432	129
Changes in liability for pre-existing warranties including expirations	(99)	—
Settlements made during the period	(387)	(204)

Ending Balances	$241	$275

Inventory and Related Reserves

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

inventory that is obsolete or in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and market conditions. Although the Company strives to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company’s inventory and commitments, and reported results. If actual market conditions are less favorable than those projected, additional reserves and other charges against earnings may be required.

Inventories consist of the following (in thousands):

	October 31, 2004	April 30, 2004
Raw materials	$485	$450
Work-in-process	38	186
Finished goods	746	959

Total	$1,269	$1,595

Restructuring Liabilities

The Company has accrued various restructuring liabilities, through charges to “Restructuring Expenses,” related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in the Company’s condensed consolidated financial statements. The Company’s restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. These conditions may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination (See Note 5).

Valuation of Long-Lived and Intangible Assets

The Company periodically evaluates potential impairments of its long-lived assets, including intangible assets other than goodwill, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Identifiable intangible assets consist of developed technology, core technology, in-process technology and customer base. The estimated useful lives of these intangible assets is five years, except for developed technology, which has a life of three years, and in-process technology, which was expensed at the time of acquisition. Factors that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or a significant decline in the Company’s stock price for a sustained period. Should indicators of impairment exist and the amount of impairment is quantifiable the Company would write down the net book value of its long lived assets to the determined fair market value, with the difference recorded as a loss in the Company’s statement of operations.

Goodwill Impairment

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed at least on an annual basis for impairment purposes. The Company performs goodwill impairment tests during its fourth quarter annually, and more often if indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Taxes

The Company uses the liability method to account for income taxes as required by FASB SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items, for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income. As of October 31, 2004, the Company has a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future due to historical operating losses.

Contingencies

From time to time the Company is involved in various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs, or of future periods (See Note 6).

Stock-Based Compensation

The Company accounts for stock-based awards granted to (i) employees and officers using the intrinsic value method and (ii) non-employees using the fair value method.

Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized as prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and related interpretations. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, under the fair value method, costs are measured on the earlier of either a performance commitment or the completion of performance by the non-employee provider of goods or services, and are determined based on estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share for the three and six months ended October 31, 2004 and 2003 had the Company applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net income (loss), as reported	$607	$(2,644)	$2,287	$(3,700)
Stock-based employee compensation expense included in the determination of net loss, as reported	358	123	722	408
Less: stock compensation related to stock awards committed to be issued during the Ositis Acquisition	(338)	—	(676)	—
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(2,083)	(2,594)	(4,750)	(5,806)

Pro forma net loss	$(1,456)	$(5,115)	$(2,417)	$(9,098)

Basic net income (loss) per common share:
As reported	$0.05	$(0.27)	$0.21	$(0.40)

Pro forma	$(0.13)	$(0.53)	$(0.22)	$(0.98)

Diluted net income (loss) per common share:
As reported	$0.05	$(0.27)	$0.18	$(0.40)

Pro forma	$(0.13)	$(0.53)	$(0.22)	$(0.98)

Recent Accounting Pronouncements

On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, would eliminate the ability to account for share-base compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to employees, and would instead require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. FAS 123R would be effective for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement 123R is encouraged. The Company will therefore be required to apply Statement 123R beginning August 1, 2005 and could choose to apply Statement 123 retroactively from May 1, 2005 to July 31, 2005 or the Company could choose to early adopt the proposed Statement. The FASB plans to issue a final Statement on or around December 15, 2004. The Company is currently evaluating the potential impact of adopting FAS 123R, including evaluation of option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted or recommended in final rules. The adoption of FAS 123R could result in the Company recording material charges related to employee stock-based compensation in future periods. No decision has been made with respect to the early adoption of this Statement.

In March 2004, the Emerging Issues Task Force (“EITF”) reached an interim consensus on recognition and measurement guidance previously discussed under EITF 03-1. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equity Securities, and investments accounted for under the cost method. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB Staff Position to delay the requirement to record impairment losses under EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect. The Company does not believe that this interim consensus will have a material impact on its financial position, results of operations or liquidity.

Note 2. Acquisition

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

Ositis’ operations have been included in the results of operations of Blue Coat beginning on November 14, 2003 and, as a result, are not reflected in the results of operations for the three and six months ended October 31, 2003. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Accounting for Business Combinations, and the Company accordingly allocated the purchase price of Ositis based upon the fair value of net assets acquired and liabilities assumed.

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

To establish the value of the intangible assets, the Company used an income approach, which values an asset based on the earnings capacity of such asset based on the future cash flows that could potentially be generated by the asset over its estimated remaining life. These cash flows are discounted to their present value using a discount rate of 15% for the developed technology and 20% for the core technology, that would provide sufficient return to a potential investor and an appropriate level of risk. The present value of the cash flows over the life of the asset is summed to equal the estimated value of the asset.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquired identifiable intangible assets consisted of the following at October 31, 2004 (in thousands):

	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3 years	$1,331	$(444)	$887
Core technology	5 years	339	(68)	271
In-process technology	n/a	151	(151)	—
Customer base	5 years	483	(96)	387

Total		$2,304	$(759)	$1,545

Amortization expense for identifiable intangible assets was approximately $152,000 during the three months ended October 31, 2004. The expected amortization expense related to identifiable intangible assets in future periods is as follows (in thousands):

Year Ending April 30,	Amortization
2005*	$304
2006	608
2007	386
2008	165
2009	82

$1,545

*	Expected amortization for the six months ended April 30, 2005.

Note 3. Other Intangible Assets

On August 12, 2004 the Company entered into a “Source Code License & Services Agreement” for $537,000 with a company whereby the Company was granted the right to sell, license or otherwise distribute the Object Code (a compiled version of the Source Code) of its product. The costs were capitalized in accordance with FASB SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed as an intangible asset. The cost is being amortized over its estimated useful life of three years as a component of cost of goods sold.

The net carrying amount of purchased software costs as of October 31, 2004 is as follows (in thousands):

	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Purchased Software	3 years	$537	$(36)	$501

Total		$537	$(36)	$501

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense for other intangible assets was approximately $36,000 during the three months ended October 31, 2004. The expected amortization expense related to other intangible assets in future periods is as follows (in thousands):

Year Ending April 30,	Amortization
2005*	$89
2006	179
2007	179
2008	54

$501

*	Expected amortization for the six months ended April 30, 2005.

Note 4. Notes Receivable

During the quarter ended October 31, 2004 the Company received five convertible promissory notes of $635,000 from Cerberian, Inc. The notes bear interest at 5% per annum, compounded annually. The Company also received another convertible promissory note of $200,000 from Cerberian during the quarter ended July 31, 2004. On November 17, 2004 the Company acquired Cerberian, Inc. and these notes receivable will be considered as part of the purchase consideration (See Note 11).

As of October 31, 2004 the balance in notes receivable consists of the following:

	Principal	Accrued Interest	Total
Balances as of April 30, 2004	$—	$—	$—
Promissory note	200	4	204

Balances as of July 31, 2004	200	4	204
Promissory notes	635	3	638

Balances as of October 31, 2004	$835	$7	$842

Note 5. Restructuring Charges

In February 2002, the Company’s Board of Directors approved a restructuring program to significantly reduce operating expenses and to further align the Company with market conditions, future revenue expectations and planned future product direction. In connection with this restructuring program, the Company implemented a reduction in workforce and accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs, facilities closure and lease abandonment costs and contract termination costs. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facilities is adjusted. Various adjustments to the restructuring accrual have been made for abandoned space since the original accrual was booked as a result of changes in market trend information. As of October 31, 2004, all severance costs related to domestic and international employees had been paid and $5.2 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s restructuring accruals are as follows (in thousands):

	Abandoned Space	Contract Termination and Other	Total
Balances as of April 30, 2004	$6,578	$26	$6,604
Cash payments	(732)	—	(732)

Balances as of July 31, 2004	5,846	26	5,872
Cash payments	(716)	(3)	(719)

Balances as of October 31, 2004	5,130	23	5,153
Less: current portion which is included in “Accrued Restructuring Reserve”	2,926	23	2,949

Long-term accrued restructuring reserve	$2,204	$—	$2,204

Note 6. Litigation

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

The settlement is subject to a number of conditions, including certification of a class for settlement purposes and Court approval. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company believes the outcome would not have a material adverse effect on its business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert the Company’s management attention and resources, which could seriously harm the Company’s business.

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

Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in Company’s balance sheet as of October 31, 2004. As additional information becomes available, the Company will reassess the probability and potential liability related to pending litigation, which could materially impact the Company’s results of operations and financial position.

From time to time and in the ordinary course of business, the Company may be subject to various other claims and litigation. Such claims, even if not estimable, could result in the expenditure of significant financial and other resources.

Note 7. Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with FASB SFAS No. 130, Reporting Comprehensive Income. Included in other comprehensive income (loss) are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income” in the stockholders’ equity section of the balance sheet.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant components of the Company’s comprehensive income (loss) are as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net income (loss)	$607	$(2,644)	$2,287	$(3,700)
Unrealized gains (losses) on available-for-sale securities	5	—	(2)	(10)

Comprehensive income (loss)	$612	$(2,644)	$2,285	$(3,710)

Note 8. Per Share Amounts

Basic net income (loss) per common share and diluted net income (loss) per common share are presented in conformity with FASB SFAS No. 128, Earnings Per Share, for all periods presented. Basic per share amounts are computed by using the weighted average number of shares of the Company’s common stock, less the weighted average number of common shares subject to repurchase, outstanding during the period. Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) issuance of committed but unissued stock awards. However, diluted net loss per share is the same as basic net loss per share in periods where a net loss from operations is incurred because net loss from operations is the “control number” in determining whether potential common shares are included in the calculation. Consequently, the impact of including (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants and (iii) the issuance of committed but unissued stock awards were not dilutive to loss from operations for the three and six months ended October 31, 2003. The total number of shares excluded from the calculation of diluted net loss per common share was 1,035,768 and 814,786 for the three and six months ended October 31 2003, respectively.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net income (loss) available to common stockholders	$607	$(2,644)	$2,287	$(3,700)

Basic:
Weighted-average shares of common stock outstanding*	11,197	9,633	11,131	9,277
Less: Weighted average shares of common stock subject to repurchase	—	(3)	—	(3)

Weighted average common shares used in computing basic net income (loss) per share	11,197	9,630	11,131	9,274

Basic EPS	$0.05	$(0.27)	$0.21	$(0.40)

Diluted:
Weighted average common shares used in computing basic net income (loss) per share	11,197	9,630	11,131	9,274
Add: Weighted average employee stock options, and warrants	951	—	1,296	—

Add: committed unissued common stock	75	—	75	—

Add: Other weighted average dilutive potential common stock*	60	—	55	—

Weighted average common shares used in computing diluted net income (loss) per share	12,283	9,630	12,557	9,274

Diluted EPS	$0.05	$(0.27)	$0.18	$(0.40)

*	Excluded from the basic weighted average shares of common stock outstanding amount and included in other weighted average dilutive potential common stock amount were 28,355 and 24,810 weighted average shares held in escrow for the three and six months ended October 31, 2004, respectively.

Note 9. Geographic and Product Category Information Reporting

The Company operate in one segment to design, develop, market and support proxy and anti-virus appliances. The Company’s chief operating decision maker makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. The Company’s sales consist of three product categories: Appliances, WinProxy, and services. Total international revenue consists of sales from U.S. operations to non-affiliated customers in other geographic regions. During the three and six months ended October 31, 2004 and 2003, there were no intra-company sales, and no material long-lived assets were located in any of the Company’s foreign operations.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales are attributed to geographic areas based on the location of the customers. The following is a summary of net sales by geographic area (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
North America	$11,357	$8,120	$22,235	$15,566
EMEA	7,768	3,807	15,420	7,118
Asia	2,803	1,491	5,397	3,144

Total net sales	$21,928	$13,418	$43,052	$25,828

The following is a summary of net sales by product category (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Product:
Appliances	$17,442	$10,175	$34,149	$19,380
WinProxy	464	—	898	—

	17,906	10,175	35,047	19,380

Services	4,022	3,243	8,005	6,448

Total net sales	$21,928	$13,418	$43,052	$25,828

Note 10. Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. As of October 31, 2004, future minimum lease payments under operating leases having an initial term in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2005	$1,476	$1,432	$2,908
2006	3,023	938	3,961
2007	1,018	149	1,167
2008	258	149	407
Thereafter	—	88	88

Total minimum lease payments	$5,775	$2,756	$8,531

Of the $5.8 million in total operating lease commitments for abandoned facilities, as summarized above, a reserve for $5.2 million has been provided and is included in the captions “Accrued restructuring reserve” and “Accrued restructuring reserve, less current portion” in the accompanying condensed consolidated balance sheet at October 31, 2004. The remaining $0.6 million represents estimated sublease income.

Note 11. Subsequent Events

On November 17, 2004 the Company completed its acquisition of Cerberian, Inc. (“Cerberian”), a provider of URL filtering software. Purchase consideration consisted of approximately 0.8 million shares of the Company’s common stock valued at approximately $16 million. The final purchase price will be higher due to a number of factors, including direct acquisition costs, the payment of outstanding debts of

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cerberian and the assumption of outstanding stock options. This transaction will be accounted for as a purchase in accordance with SFAS No. 141, Accounting for Business Combinations, and the purchase price will be allocated to the assets acquired and liabilities assumed based upon their fair value. The purchase price will also include the promissory notes from Cerberian® as discussed in Note 4 above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, future product acceptance, future product and sales development, future operating results, and future cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our limited ability to forecast quarterly operating results and meet analyst or investor expectations, uncertainty in the proxy appliance market, technological changes, increased competition, foreign currency exchange rate movements, large volume discount sales affecting gross margin percentage, variability of gross margin, inability to implement our distribution strategy, inability to increase sales productivity or attract new sales personnel, exposure from recent legislation surrounding internal controls, inability to improve our infrastructure and implement new systems, inability to sublease existing facilities, inability to complete acquisitions or integrate acquired companies, changes in revenue recognition as a result of acquired products, future acquisitions, uncertainty in future operating results, volatile stock price, inability in transitioning to new manufacturing outsourcing and distribution processes, product concentration, undetected product errors, unpredictable sales cycles, product liability claims, supply shortages, unpredictable macroeconomic conditions, inability to defend our intellectual property rights, inability to generate increased international sales, use of rolling forecasts, increased litigation, inability to attract and retain key employees, unpredictable demand for our products, disclosure of non-GAAP financial information, unpredictable internet usage, inability to raise additional capital, occurrence of a natural disaster, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings.

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

The Blue Coat family of proxy appliances, called ProxySG, are designed to address today’s new business risks, which can include the risk of being sued by employees who witness inappropriate Web surfing by their coworkers, viruses and spyware brought in via Web channels such as Web surfing, instant messaging and Web-based email, and network resource abuse due to peer-to-peer (P2P) file sharing and video streaming. The Blue Coat ProxySG appliances, and new ProxyAV appliances, are designed to enable organizations to minimize security risks and reduce the management costs and complexity of their Web infrastructure.

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

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

•	Revenue recognition and related receivable allowances;

•	Warranty reserves;

•	Inventory and related reserves;

•	Restructuring liabilities;

•	Valuation of long-lived and intangible assets;

•	Goodwill impairment;

•	Income taxes; and

•	Contingencies.

Revenue Recognition and Related Receivable Allowances. We recognize appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable, and collectibility of the sales price is probable, unless we have future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until the obligations are met or acceptance is obtained. Revenues related to shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract, which is usually 12 to 36 months.

Delivery is considered to have occurred for our appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred upon delivery of the software key. Delivery of the WinProxy software key is typically made electronically.

Probability of collection is assessed on a customer-by-customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. During the course of the three months ended October 31, 2004 and 2003, we deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

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

When a sale involves multiple elements, such as sales of products that include maintenance, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Relative fair value for maintenance elements are determined based on substantive renewal rates. If arrangements include performance, cancellation or refund type provisions, then revenue is deferred until all obligations have been met.

Warranty Reserves. We accrue for warranty expenses at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated costs and sales volumes. If actual warranty expenses are greater than those projected, additional reserves and other charges against earnings may be required. If actual warranty expenses are less than projected, prior reserves could be reduced providing a positive impact on our reported results. See Item 1, Note 1 “Significant Accounting Policies – Guarantees and Warranty Reserves” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Inventory and Related Reserves. Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to inventory that is obsolete, or in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional reserves and other charges against earnings may be required. See Item 1, Note 1 “Significant Accounting Policies – Inventory and Related Reserves” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Restructuring Liabilities. We have accrued various restructuring liabilities, through charges to “Restructuring Expenses,” related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in our condensed consolidated financial statements. Our restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. These conditions may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination. See Item 1, Note 5 “Restructuring Charges” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Valuation of long-lived and intangible assets. We evaluate our long-lived and intangible assets other than goodwill in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We review our long-lived assets, including property and equipment and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value. Fair value is measured based on discounted cash flow analyses.

Goodwill impairment. We perform goodwill impairment tests in our fourth quarter annually and more often if indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For the purposes of our annual impairment test, we consider our market capitalization on the date of our impairment test and determine whether any potential impairment exists.

Income Taxes. We use the liability method to account for income taxes as required by the FASB SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net Sales:
Products	81.7%	75.8%	81.4%	75.0
Services	18.3	24.2	18.6	25.0

Total net sales	100.0	100.0	100.0	100.0
Cost of goods sold:
Products	27.8	27.6	27.4	26.7
Services	6.4	6.4	6.1	7.0

Total cost of goods sold	34.2	33.9	33.5	33.7

Gross profit	65.8	66.1	66.5	66.3

Operating expenses:
Research and development	16.9	20.1	17.0	19.4
Sales and marketing	35.2	41.6	33.6	43.7
General and administrative	9.4	8.7	8.7	8.5
Amortization of intangible assets	0.7	0.0	0.7	0.0
Legal settlement fees	0.0	8.2	0.0	4.3
Restructuring	0.0	6.4	0.0	3.3
Stock compensation	1.6	0.9	1.7	1.6

Total operating expenses	63.8	85.9	61.7	80.7

Operating income (loss)	2.0	(19.8)	4.8	(14.4)
Interest income	0.7	0.6	0.6	0.7
Other income (expense)	0.0	(0.2)	0.0	(0.2)

Net income (loss) before income taxes	2.7	(19.4)	5.4	(14.0)
Provision for income taxes	0.1	(0.4)	(0.1)	(0.4)

Net income (loss)	2.8%	(19.7)%	5.3%	(14.3)

The following is a summary of net sales and the changes in net sales for the periods indicated (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Total net sales	$21,928	$13,418	$43,052	$25,828

Change from same quarter prior year ($)	$8,510	$2,200	$17,224	$3,575

Change from same quarter prior year (%)	63.4%	19.9%	66.7%	32.4%

Net Sales. Net sales increased for the three and six months ended October 31, 2004 as compared to the three and six months ended October 31, 2003, respectively. The growth in sales was driven primarily by increases in the number of our ProxySG appliances shipped, as well as by increases in third party software licenses, increases in service revenue and the impact of revenue generated from WinProxy, which was acquired as part of our acquisition of Ositis in November 2003.

One of our distributors accounted for 16% and 35.3% of net sales in the three months ended October 31, 2004 and 2003, respectively, and 38% and 55.3% of sales in the six months ended October 31, 2004 and 2003, respectively. Net sales from this distributor have been decreasing as we have increasingly relied on sales to larger resellers who purchase directly from us.

The following table illustrates the geographic makeup of our revenues for the periods indicated (in thousands):

	Three Months Ended October 31,				Six Months Ended October 31,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
North America	$11,357	51.8%	$8,120	60.5%	$22,235	51.6%	$15,566	60.3%
EMEA	7,768	35.4	3,807	28.4	15,420	35.8	7,118	27.6
Asia	2,803	12.8	1,491	11.1	5,397	12.5	3,144	12.2

Total net sales	$21,928	100.0%	$13,418	100.0%	$43,052	100.0%	$25,828	100.0%

Revenues grew significantly in all geographies in the three and six months ended October 31, 2004, compared to the three and six months ended October 31, 2003. EMEA increased as a percentage of overall revenue and this region has had the most consistent growth over the past twelve months. Revenues in North America grew 39.9% and 42.8% for the three and six months ended October 31, 2004, respectively, in spite of a decline in revenue from our U.S. government sector. Revenues from Asia have also grown steadily over the past twelve months, although revenue from Asia decreased from the fourth quarter of fiscal 2004 to the first quarter of fiscal 2005.

The following table demonstrates the composition of net sales by product category for the periods indicated (in thousands):

	Three Months Ended October 31,				Six Months Ended October 31,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
Products:
Appliances	$17,442	79.5%	$10,175	75.8%	$34,149	79.3%	$19,380	75.0%
WinProxy	464	2.1	—	—	898	2.1	—	—

	17,906	81.2	10,175	75.8	35,047	81.2	19,380	75.0

Service	4,022	18.8	3,243	24.2	8,005	18.8	6,448	25.0

Total net sales	$21,928	100.0%	$13,418	100.0%	$43,052	100.0%	$25,828	100.0%

Total product revenue grew 76% and 81% in the three and six months ended October 31, 2004, compared to the three and six months ended October 31, 2003, respectively. Product revenues are made up of appliance revenue and WinProxy revenue. For the three months ended October 31, 2004, revenue from appliances accounted for 94% of the total growth in product revenue. Appliance revenue is made up of third-party software revenue and systems revenue. Revenue from licensing of third party software grew by 53% while revenue from systems grew by 79%. The growth in systems revenue was driven by a 56% increase in the number of units shipped and a 15% increase in the average revenue per unit. Revenues from low-end appliances, including Proxy AV 400 and Proxy SG 400, increased by 27% due to a 1% increase in the number of units shipped and a 26% increase in the average revenue per unit. Revenues from mid-range appliances Proxy AV 2000, Proxy SG 600, Proxy SG 700, and Proxy SG 800 increased by 61% due to a

120% growth in units shipped offset by a 26% decrease in the average revenue per unit. Revenues from high-end appliances, Proxy SG 6000, Proxy SG 7000 and Proxy SG 8000 increased by 140% due to a 157% growth in units offset by a 6% decrease in the average revenue per unit. Revenue from WinProxy accounted for the remaining 6% of total product growth.

For the six months ended October 31, 2004, revenue from appliances accounted for 94% of the total growth in revenue. Revenue from licensing of third party software grew by 49% while revenue from systems grew by 87%. The growth in systems revenue was driven by an 81% increase in the number of units shipped and a 3% increase in the average revenue per unit. Revenues from low-end appliances, increased by 115% due to an 81% growth in the number of units shipped and a 19% increase in the average revenue per unit. Revenues from mid-range appliances increased by 53% due to a 73% growth in units offset by a 12% decrease in the average revenue per unit. Revenues from high-end appliances increased by 146% due to a 122% growth in units and an 11% increase in the average revenue per unit. Revenue from WinProxy accounted for the remaining 6% of total product growth.

Total service revenue grew 24% in the three and six months ended October 31, 2004, compared to the three and six months ended October 31, 2003, respectively. The growth in service revenue for both periods was largely driven by an increase in maintenance revenue, due to more systems being under maintenance and, to a lesser extent, increases in training and professional services.

In fiscal 2004, the Company experienced an increase in demand in its fiscal third quarter. This increased level of demand did not continue into the fiscal fourth quarter. If the Company experiences an increase in demand in any one of its quarters, investors should not view this as an indication of a trend that would continue into the following quarter.

It is anticipated that revenue related to the acquired Cerberian URL filtering product will be recognized ratably. As a result of this accounting treatment, some of the revenue we report in each quarter will be deferred revenue from Cerberian URL filtering agreements entered into during prior quarters. Consequently, a decline in new Cerberian URL filtering agreements in any one quarter is unlikely to be fully reflected in the revenue in that quarter and would negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues quickly or at all. Accordingly, the effect of significant downturns in sales of the Cerberian URL filtering products would not be fully reflected in our results of operations until future periods. This revenue recognition model would also make it difficult for us to rapidly increase Cerberian URL filtering quarterly revenue through additional sales in any period, as revenue from new customers would be recognized ratably over the applicable term of the license.

Gross Profit.

The following is a summary of gross profit for the periods indicated (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Total net sales	$21,928	$13,418	$43,052	$25,828
Gross profit	$14,434	$8,865	$28,640	$17,133
Gross profit as a percentage of net sales	65.8%	66.1%	66.5%	66.3%

Gross profit as a percentage of net sales increased slightly for the six months ended October 31, 2004 and decreased slightly for the three months ended October 31, 2004 compared to the same periods in 2003. The slight increase in gross profit as a percentage of net sales for the six months period was primarily due to increased sales during the periods. The slight decrease in gross profit as a percentage of net sales for the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 was the result of increased service costs. Over the past twelve months, we have been investing in our support infrastructure as well as in the development of our training and professional service capabilities.

The Company sets its sales quotas based on total product revenue (which includes both Proxy SG revenue and third party software revenue) rather than by individual product categories. In the fiscal second quarter, the Company’s total product revenue increased, third party software revenue was higher than expected and Proxy SG revenue declined from the previous quarter. The Company expects Proxy SG revenue to increase in its fiscal third quarter ending January 31, 2005; however, if Proxy SG revenue continues to decline, the Company’s gross margins, financial condition and operating results could be adversely affected.

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

Research and Development.

The following is a summary of research and development expenses for the periods indicated (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Total net sales	$21,928	$13,418	$43,052	$25,828
Research and development	$3,708	$2,697	$7,304	$5,010
R&D as a percentage of net sales	16.9%	20.1%	17.0%	19.4%

Research and development expenses consist primarily of salaries, benefits, and prototype costs. The increase in research and development expense for the three and six months ended October 31, 2004 compared to the three and six months ended October 31, 2003, respectively, was largely due to the hiring of engineering personnel and the addition of the Ositis engineering staff located in Latvia. The engineering staff located in Latvia accounted for approximately $200,000 and $400,000 in expenses for the three and six months ended October 31, 2004, respectively.

Research and development headcount increased to 93 at October 31, 2004 from 62 at October 31, 2003. As a percentage of net sales, research and development expenses decreased to 16.9% and 17.0% for the three and six months ended October 31, 2004 from 20.1% and 19.4% for the three and six months ended October 31, 2003, respectively. The decrease in research and development expenses as a percentage of net sales occurred due to sales growing faster than research and development expenses. Should demand for our products continue to increase, and after we realize potential efficiencies within our research and development organization, we expect to increase our research and development expenses in absolute dollars and increase headcount within the research and development organization to provide for the development of new products and enhancement of existing products. However, should sales decline in future periods, we may implement cost reduction programs to reduce our research and development expenses.

Sales and Marketing.

The following is a summary of sales and marketing expenses for the periods indicated (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Total net sales	$21,928	$13,418	$43,052	$25,828
Sales and marketing	$7,713	$5,578	$14,484	$11,292
Sales and marketing as a percentage of net sales	35.2%	41.6%	33.6%	43.7%

Sales and marketing expenses consist primarily of salaries and benefits, commissions, and promotional expenses. The increase in sales and marketing expense for the three and six months ended October 31, 2004 compared to the three and six months ended October 31, 2003, respectively, was largely due to increases in marketing program spending, increased headcount and increased commission payments to the sales organizations. Sales and marketing headcount increased to 106 at October 31, 2004 from 81 at October 31, 2003. As a percentage of net sales, sales and marketing expenses decreased to 35.2% and 33.6% for the three and six months ended October 31, 2004 from 41.6% and 43.7% for the three and six months ended October 31, 2003, respectively. The decrease in sales and marketing expenses as a percentage of net sales was primarily due to increases in the productivity (i.e. average revenue per sales team) of our sales organization. We believe that it will be difficult to continue to increase the productivity of our sales organization in the future and that to realize increased levels of revenue we will need to hire additional sales resources and expend greater marketing dollars. In the second quarter of fiscal 2005 we increased our spending for marketing programs and began to hire sales resources more aggressively. We anticipate that we will continue this higher level of expense for at least the next fiscal quarter. Should sales decline in future periods, we may implement cost reduction programs to reduce our sales and marketing expenses.

General and Administrative.

The following is a summary of general and administrative expenses for the periods indicated (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Total net sales	$21,928	$13,418	$43,052	$25,828
General and administrative expense	$2,063	$1,167	$3,747	$2,190
General and administrative as a percentage of net sales	9.4%	8.7%	8.7%	8.5%

The increase in general and administrative expense for the three and six months ended October 31, 2004 compared to the three and six months ended October 31, 2003, respectively, was primarily due to increased headcount and increased spending on consulting and auditing services related to the compliance with the requirements of the Sarbanes Oxley Act Section 404. General and administrative headcount increased to 43 at October 31, 2004 from 24 at October 31, 2003. As a percentage of net sales, general and administrative expenses increased to 9.4% and 8.7% for the three and six months ended October 31, 2004 from 8.7% and 8.5% for the three and six months ended October 31, 2003, respectively. The increase in general and administrative expenses as a percentage of net sales was a result of increased consulting and audit expenses related to compliance with the requirements of the Sarbanes Oxley Act Section 404 in the three and six months ending October 31, 2004. We have realized available efficiencies within our current general and administrative organization, and will need to increase general and administrative expenses in absolute dollars and increase headcount to manage expanding operations and facilities. In addition, the rules imposed by the Sarbanes Oxley Act Section 404 will require us to incur additional expenses in the next two quarters to satisfy the requirements of documenting and testing our internal controls over financial reporting and will require us to maintain and incur additional ongoing expenses to monitor compliance with the requirements of the Sarbanes Oxley Act Section 404. However, should sales decline in future periods, we may implement cost reduction programs to reduce our general and administrative expenses.

Amortization of Intangible Assets. Amortization of intangible assets reflects continuing amortization of developed technology, core technology, and customer base, all related to our November 14, 2003 acquisition of Ositis. Amortization expense totaled $152,000 and $304,000 during the three and six months ended October 31, 2004. See Item 1, Note 2 “Acquisitions” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Stock Compensation.

The following is a summary of stock compensation expense for the periods indicated (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Total net sales	$21,928	$13,418	$43,052	$25,828
Stock compensation expense	$358	$123	$722	$408
Stock compensation as a percentage of net sales	1.6%	0.9%	1.7%	1.6%

As a result of the acquisition of Ositis, deferred stock compensation of $1.4 million was included in shareholders equity on our balance sheet. Of this $1.4 million, approximately $338,000 and $676,000 was amortized to stock compensation expense in our statement of operations during the three and six months ended October 31, 2004, respectively. In addition, stock compensation expense reflects the amortization of deferred stock compensation, as well as charges associated with stock options and warrants granted to non-employees for services. Stock compensation expense increased for the three and six months ended October 31, 2004 compared to the three and six months ended October 31, 2003, respectively, as a result of the amortization of deferred stock compensation relating to shares issued to former employees of Ositis who remained with the Company after the acquisition of Ositis.

Interest Income and Other Income (Expense).

The following summarizes interest and other income (expense) and changes in interest and other income (expense) for the periods indicated (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Interest Income	$150	$87	$242	$172
Other income (expense)	$(3)	$(28)	$16	$(57)
Change in interest income ($)	$63	$(60)	$70	$(124)
Change in other income (expense) ($)	$25	$27	$73	$(44)
% Change in interest income	72%	-41%	41%	-42%
% Change in other income (expense)	-89.3%	-49.1%	-128.1%	338.5%

Interest income increased during the three and six months ended October 31, 2004 compared to the three and six months ended October 31, 2003, respectively, as a result of increased cash balances during the year as well as higher interest rates. Other income (expense) decreased slightly in the three month period ended October 31, 2004 as a result of fewer currency transaction losses compared to the same period in the prior year.

Provision for Income Taxes.

The provision (benefit or expense) for income taxes for the three and six months ended October 31, 2004 was a tax benefit of $20,000 and a tax expense of $50,000 compared to a tax expense of $47,000 and $92,000 for the three and six months ended October 31, 2003, respectively. The provisions for the three and six months ended October 31, 2003 and six months ended October 31, 2004 years are primarily related to domestic alternative minimum and foreign income taxes paid or accrued. The tax benefit for the quarter ended October 31, 2004 was the result of a $36,000 credit taken to reduce the effective tax rate from 4% in the quarter ended July 31, 2004 to 2.2% in the quarter ended October 31, 2004. The reduction in the effective tax rate was primarily derived from capitalizing the Company’s prior years research and development expenses, which resulted in the reduction of the Company’s current domestic alternative minimum tax. The Company currently projects a 2.2% effective tax rate for the fiscal year ending April 30, 2005. During the quarter ended July 31, 2004, the Company completed a review of the potential limitations on its ability to utilize its tax net operating loss (NOL) and credit carryforwards as imposed by Internal Revenue Code section 382 and similar state provisions. Based on ownership changes occurring on October 29, 1996, April 30, 1999 and December 31, 2000, the Company has determined that approximately $680,000 of net operating loss and $32,000 of credits generated before October 29, 1996 will be subject to an annual limitation of $1,900. Approximately $12,567,000 of NOL and $531,000 of credits generated between October 29, 1996 and April 30, 1999 will be subject to an overall annual limitation of $910,000, and approximately $101,701,000 of net operating loss and $217,000 of credits generated between April 30, 1999 and December 31, 2000 will be subject to an overall annual limitation of $30,855,000. Approximately $650,000 of the net operating loss and $98,000 of credits will expire before being released from the limitation imposed by Internal Revenue Code Section 382. The remaining post December 31, 2000 net operating loss and credits may also be subject to significant annual limitations should a future change in ownership occur.

As of October 31, 2004, the Company has a full valuation allowance against its deferred tax assets because the determination was made that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2024. Going forward, the Company will continue to assess the need for the valuation allowance. The future reversal of the valuation allowance will result in amounts being credited to our Income Statement, or to Additional Paid in Capital on our Balance Sheet to the extent the losses and credits are attributable to stock options.

Restructuring Plans

In February 2002, our Board of Directors approved a restructuring program to significantly reduce operating expenses and to further align us with market conditions, future revenue expectations and planned future product direction. In connection with this restructuring program, we implemented a reduction in workforce and accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs, facilities closure and lease abandonment costs and contract termination costs. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facilities is adjusted. Various adjustments to the restructuring accrual have been made for abandoned space since the original accrual was booked. As of October 31, 2004, all severance costs related to domestic and international employees had been paid and $5.2 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

Changes in our restructuring accruals are as follows (in thousands):

	Abandoned Space	Contract Termination and Other	Total
Balances as of April 30, 2004	$6,578	$26	$6,604
Cash payments	(732)	—	(732)

Balances as of July 31, 2004	5,846	26	5,872
Cash payments	(716)	(3)	(719)

Balances as of October 31, 2004	5,130	23	5,153
Less: current portion which is included in “Accrued Restructuring Reserve”	2,926	23	2,949

Long-term accrued restructuring reserve	$2,204	$—	$2,204

We believe the restructuring programs have achieved the expense reductions we desired, although the anticipated savings from the reduced headcount or facility consolidations may in the future be mitigated by changes in circumstances or subsequent increases in headcount and facilities related to our operating requirements. See Item 1, Note 5 “Restructuring Charges” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

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

Cash and Investments Balance: (In thousands)	October 31,
	2004	2003
Cash and cash equivalents	$42,609	$36,339
Short-term investments	80	1,440
Restricted investments	1,493	1,991

	$44,182	$39,770

Percentage of Total assets	60.9%	80.1%
Cash Flows: (In thousands)	Six Months Ended October 31,
	2004	2003
Cash provided by operating activities	$5,724	$1,465
Cash (used in) provided by investing activities	(2,254)	8,798
Cash (used in) provided by financing activities	(285)	13,292

Net increase in cash and cash equivalents	$3,185	$23,555

Since our inception, we have financed our operations and capital expenditures through private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock.

During the six months ended October 31, 2004, we generated $5.7 million of cash from operating activities compared to $1.5 million for the six months ended October 31, 2003. This increase was the result of our operating profit adjusted for decreases in operating assets and increases in operating liabilities adjusted for non-cash-related items. Working capital uses of cash included increases in accounts receivable and prepaid expenses and other current assets, and a decrease in accrued liabilities. Receivables increased slightly due to increased sales. Prepaid expenses and other current assets increased as a result of the transfer of the deposit on our current facility in Sunnyvale from long-term to short-term deposits. Our lease expires in August of 2005. Accrued liabilities decreased primarily as a result of cash payments made against the restructuring accrual recorded during fiscal 2003. Working capital sources of cash included decreases in inventory and other assets, and increases in deferred revenue, accounts payable and accrued royalty expense. Inventory decreased primarily as a result of our concerted efforts to keep minimal amounts of inventory on hand coupled with higher sales of our product. Other assets decreased due to the transfer of deposits to short-term as mentioned above. Deferred revenue increased as a result of increased sales of service and support. Accounts payables increased during the six months ended October 31, 2004 as a result of increased overall business activities.

Net cash (used in) provided by investing activities was ($2.3) million for the six months ended October 31, 2004 and $8.8 million for the six months ended October 31, 2003. Net cash used in investing activities for the six months ended October 31, 2004 was primarily due to purchases of property and equipment and capitalized software of approximately $2.1 million and cash paid out as a result of the Ositis acquisition of approximately $678,000.

Net cash (used in) provided by financing activities was ($285,000) and $13.3 million for the six months ended October 31, 2004 and 2003, respectively. The net cash used in our financing activities for the six months ended October 31, 2004 was primarily due to the issuance of notes receivable from Cerberian. See Item 1, Note 4 “Notes Receivable” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion. The net cash provided by our financing activities for the six months ended October 31, 2003 was primarily due to a private equity financing.

In the future, we expect that any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities.

Contractual Obligations

Our contractual operating lease and purchase commitments as of October 31, 2004 for the next five years were as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases:
Abandoned space	$5,775	$1,476	$4,299	$—	$—
In use	2,756	1,432	1,236	88	—

Total	8,531	2,908	5,535	88	—

Purchase commitments (1)	741	741

Total	$9,272	$3,649	$5,535	$88	$—

(1)	Purchase commitments are principally for manufacturing material and equipment.

We lease certain equipment and office facilities under various noncancelable operating leases that expire at various dates through fiscal 2008. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases. As of October 31, 2004, we did not have any other significant contractual obligations or commercial commitments.

As of October 31, 2004, we continue to have no outstanding debt and we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor did we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk.

New Accounting Pronouncements

See Note 1 of the Condensed Consolidated Financial Statements for the full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

Acquisition

On November 17, 2004 the Company completed its acquisition of Cerberian®, a provider of URL filtering software. Purchase consideration consisted of approximately 0.8 million shares of the Company’s common stock valued at approximately $16 million. The final purchase price will be higher due to a number of factors, including direct acquisition costs, the payment of outstanding debts of Cerberian and the assumption of outstanding stock options. This transaction will be accounted for as a purchase in accordance with SFAS No. 141, Accounting for Business Combinations, and the purchase price will be allocated to the assets acquired and liabilities assumed based upon the fair value. The purchase price will also include the promissory notes from Cerberian® as discussed in Note 4 above. The acquisition will add approximately $250,000 per quarter in additional costs of goods sold and approximately $500,000 of operating expenses. We anticipate that there may be more acquisitions in the future, which would require additional management attention, product development effort and transaction costs.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Our business, financial condition and results of operations could be seriously harmed by any of the following risks. In addition, the trading price of our common stock could decline due to any of the following risks.

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

The market for proxy appliances is intensely competitive. Primary competitive factors that have typically affected our market include product characteristics such as functionality, reliability, scalability and ease of use, as well as price and customer support. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including Cisco Systems, Network Appliance, Microsoft and various others. In addition, we expect additional competition from other established and emerging companies as the market for proxy appliances continues to develop and expand.

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

All of our foreign subsidiaries’ operating expenses are incurred in foreign currencies. As a result, should the dollar strengthen our foreign operating expenses would decrease and should the dollar weaken our foreign operating expenses would increase. Should foreign currency exchange rates fluctuate, our earnings and net cash flows from international operations may be adversely affected.

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

Our gross margin percentage may be below our expectations or the expectations of investors and analysts due to a variety of factors, which would adversely affect our operating results and could result in a decline in the market price of our common stock.

Our gross margin percentage has been and will continue to be affected by a variety of factors, including competition, fluctuations in demand for our products, the timing and size of customer orders and product implementations, the mix of direct and indirect sales, the mix and average selling prices of products, new product introductions and enhancements, component costs, manufacturing costs and product configuration. We might achieve our revenue and operating expense objectives, but fail to meet our net income objectives, which would cause our operating results to be below our expectations and the expectations of investors and analysts, which might cause our stock price to decline.

If Proxy SG revenue declines, our gross margins could be adversely affected.

The Company sets its sales quotas based on total product revenue (which includes both Proxy SG revenue and third party software revenue) rather than by individual product categories. In the fiscal second quarter, the Company’s total product revenue increased, third party software revenue was higher than expected and Proxy SG revenue declined from the previous quarter. The Company expects Proxy SG revenue to increase in its fiscal third quarter ending January 31, 2005; however, if Proxy SG revenue continues to decline, the Company’s gross margins, financial condition and operating results could be adversely affected.

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

During the quarter ended October 31, 2004, the productivity rate of our sales territory managers was at or close to our Company’s expected full capacity. In order to meet anticipated increased sales levels in the future, we need to hire additional sales personnel or increase sales productivity per person. If we cannot hire additional sales personnel or increase sales productivity, our ability to increase sales amounts in the future will be seriously hindered.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent auditors determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Blue Coat may be adversely effected and could cause a decline in the market price of our stock.

Potential new accounting pronouncements may impact our future financial position or results of operations.

Future changes in financial accounting standards, including proposed changes in accounting for employee stock-based awards, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses.

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

We have existing commitments to lease office space in Sunnyvale, California and Redmond, Washington in excess of our needs for the foreseeable future. In the fourth quarter of fiscal 2002, we recorded a restructuring charge of $9.5 million, which represented the remaining lease commitments for vacant facilities, net of expected sublease income at that time. In December 2002, our facility in Redmond, Washington was subleased for the remainder of the term of the original lease at a rental price consistent with our initial estimates. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Due to its financial difficulties, our tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. In October 2004, we entered into a sublease agreement for the remainder of the lease term of this facility at a rental price that was consistent with our initial estimates. Since the original accrual for abandoned space we have revised our accrual estimates several times to reflect market trend information provided by a commercial real estate broker. As of October 31, 2004, $5.2 million of this accrued liability remains on the balance sheet. We may be required to record additional charges if our existing tenants default on their lease obligations.

If we are unable to successfully integrate Cerberian, Inc., our ability to execute our business strategy and timely deliver new products to market could be harmed.

If we fail to integrate Cerberian into our products and services, our quarterly and annual operating results may be adversely affected. Other risks we may face with respect to the acquisition of Cerberian include the potential disruption of our ongoing business and distraction of management; the difficulty of assimilating and retaining personnel; the maintenance of uniform standards, corporate cultures, controls, procedures and policies; insufficient revenues to offset increased expenses associated with the acquisition; coordinating and integrating sales and marketing efforts to effectively communicate the capabilities of the combined company; and difficulties in integrating the operations, technologies and products of Cerberian. Our inability to address any of these risks successfully could harm our business.

As a result of the Cerberian acquisition, revenue for the Cerberian URL filtering product will be recognized ratably.

It is anticipated that revenue related to the acquired Cerberian URL filtering product will be recognized ratably. As a result of this accounting treatment, some of the revenue we report in each quarter will be deferred revenue from Cerberian URL filtering agreements entered into during prior quarters. Consequently, a decline in new Cerberian URL filtering agreements in any one quarter is unlikely to be fully reflected in the revenue in that quarter and would negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues quickly or at all. Accordingly, the effect of significant downturns in sales of the Cerberian URL filtering products would not be fully reflected in our results of operations until future periods. This revenue recognition model would also make it difficult for us to rapidly increase Cerberian URL filtering quarterly revenue through additional sales in any period, as revenue from new customers would be recognized ratably over the applicable term of the license.

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

We experienced an increase in demand in our third quarter of fiscal 2004, which did not continue into the following quarter, and this may happen again.

In fiscal 2004, the Company experienced an increase in demand in its fiscal third quarter. This increased level of demand did not continue into the fiscal fourth quarter. If the Company experiences an increase in demand in any one of its quarters, investors should not view this as an indication of a trend that would continue into the following quarter.

We have a history of losses and profitability could be difficult to sustain.

Although we have achieved profitability for the past four quarters, we incurred losses from our inception until the third quarter of fiscal 2004. Furthermore, we may not be able to maintain quarterly profitability in the future. If our revenue growth, if any, is less than anticipated or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

Our stock price is volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

Since our initial public offering in November 1999 through December 3, 2004, the closing market price of our common stock has fluctuated significantly, ranging from $2.25 to $823.45. The market price of our common stock may fluctuate significantly in response to the following factors:

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

A transition to a new manufacturing outsourcing and distribution process could affect our ability to compete effectively.

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

Revenue for the quarter ended October 31, 2004 increased by 4% when compared to the prior quarter. There is uncertainty relating to the prospects for near-term U.S. economic growth and growth within the international markets. This uncertainty could possibly contribute to delays in decision-making by our existing and potential customers and a resulting decline in our sales. Continued uncertainty or a decrease in corporate spending could result in a decline to our sales and our operating results could be below our expectations and the expectations of public market analysts and investors.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we recently settled a suit that alleged infringement of certain U.S. patents by us. (See Item 1, Note 6 “Litigation” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

For the three months ended October 31, 2004, sales to customers outside of North America accounted for approximately 48.2% of our net sales as compared to approximately 39.5% for the three months ended October 31, 2003. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. The downsizing of our international operations as the result of our restructuring plans may further hinder our ability to increase our market concentration internationally. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed.

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

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. As of October 31, 2004 we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

Our business could be seriously disrupted if we do not maintain the continued service of our senior management, research and development and sales personnel. We have hired several senior executives in the past four quarters and have experienced and may continue to experience transition in our management team. In October 2004, we announced that our Chief Financial Officer was resigning. We are currently searching for a new Chief Financial Officer. We expect that it will take time for our new management team to integrate into our company. The vast majority of our employees are employed on an “at-will” basis. Our ability to conduct our business also depends on our continuing ability to attract, hire, train and retain a number of highly skilled managerial, technical, sales, marketing and customer support personnel. New hires frequently require extensive training before they achieve desired levels of productivity, so a high employee turnover rate could seriously impair our ability to operate and manage our business.

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

The settlement is subject to a number of conditions, including certification of a class for settlement purposes and Court approval. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and we intend to defend the case vigorously. We believe the outcome would not have a material adverse effect on our business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business.

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

As of October 31, 2004, we had approximately $42.6 million in cash and cash equivalents. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 48.2% and 39.5% of total net sales for the three-month periods ended October 31, 2004 and 2003, respectively. Alternatively, a weakening dollar would increase our expenses in foreign currencies.

As of October 31, 2004, we had approximately $38.8 million invested primarily in certificates of deposit and fixed-rate, short-term corporate and U.S. government debt securities, which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of October 31, 2004, no significant changes to our investment portfolio have occurred since our Annual Report on Form 10-K for the year ended April 30, 2004.

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

A proposal has been made for the settlement and release of claims against the issuer defendants, including Blue Coat, in exchange for a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims. The settlement is subject to a number of conditions, including certification of a class for settlement purposes and court approval. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. The Company believes the outcome would not have a material adverse effect on its business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert the Company’s management attention and resources, which could seriously harm the Company’s business.

Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in the Company’s balance sheet as of October 31, 2004. As additional information becomes available, the Company will reassess the probability and potential liability related to pending litigation, which could materially impact the Company’s results of operations and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on Tuesday, October 5, 2004 at our corporate headquarters in Sunnyvale, California. Of the 11,118,405 shares outstanding as of the record date, 9,975,640 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1) To elect the following five directors of the Board of Directors to serve until the next Annual Meeting or until their successors have been duly elected and qualified:

	Votes for	Votes withheld
Brian M. NeSmith	7,932,737	2,042,903
Marc Andreessen	7,631,882	2,343,758
David W. Hanna	7,602,189	2,373,451
Andrew S. Rachleff	9,669,347	306,293
Jay Shiveley	9,687,754	287,886

(2) To ratify the appointment of Ernst & Young LLP as independent accountants for our fiscal year ending April 30, 2005.

Votes for:	9,863,918
Votes against:	110,171
Votes abstaining:	1,551

Item 5. Other Information

None

Item 6. Exhibits

(a) List of Exhibits:

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of July 16, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty (as Stockholders’ Representative) (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 23, 2004).

2.2	Amendment Number 1 to Agreement and Plan of Merger and Reorganization, dated as of October 5, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty (as Stockholders’ Representative) (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on November 23, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997).

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002).

10.1*	Employment Agreement between Blue Coat Systems, Inc. and Robert Verheecke dated as of November 4, 2004

10.2*	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under the Blue Coat Systems, Inc. 1999 Stock Incentive Plan.

10.3	Source Code License & Services Agreement dated August 12, 2004 between Flowerfire, Inc. and Blue Coat Systems, Inc.

10.4	Commercial sublease agreement between Registrant and Infoblox Inc., dated October 7, 2004

31.1	Rule 13a–14(a)/15d-14(a) Certification of Brian NeSmith

31.2	Rule 13a–14(a)/15d-14(a) Certification of Robert Verheecke

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Robert Verheecke
Robert Verheecke
Chief Financial and Accounting Officer

Dated: December 9, 2004