Form 10-Q
period 2005-01-31
BLUE COAT SYSTEMS INC
filed 2005-03-11
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT March 7, 2005
Common Stock, par value $.0001	12,244,575

i

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	January 31, 2005	April 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,200	$39,424
Short-term investments	80	80
Accounts receivable, net	8,814	10,441
Inventories	1,322	1,595
Prepaid expenses and other current assets	2,863	1,829

Total current assets	57,279	53,369

Property and equipment, net	3,307	2,490
Restricted investments	1,493	1,991
Goodwill	24,868	7,456
Identifiable intangible assets, net	4,297	1,849
Purchased software	456	—
Other assets	448	881

Total assets	$92,148	$68,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,958	$2,890
Accrued payroll and related benefits	3,099	2,564
Deferred revenue	12,422	10,514
Accrued acquisition costs	225	4,991
Accrued restructuring reserve	2,694	3,100
Accrued royalty expense	352	432
Other accrued liabilities	2,948	2,141

Total current liabilities	24,698	26,632

Accrued restructuring reserve, less current portion	1,703	3,504
Deferred revenue, less current portion	2,578	1,785

Total liabilities	28,979	31,921

Commitments and Contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	927,061	903,141
Treasury stock	(903)	(903)
Deferred stock compensation	(143)	(727)
Accumulated deficit	(862,845)	(865,399)
Accumulated other comprehensive income (loss)	(2)	2

Total stockholders’ equity	63,169	36,115

Total liabilities and stockholders’ equity	$92,148	$68,036

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net sales:
Products	$20,133	$15,589	$55,180	$34,969
Services	4,616	3,525	12,621	9,973

Total net sales	24,749	19,114	67,801	44,942
Cost of goods sold:
Products	6,552	4,563	18,350	11,459
Services	1,408	1,014	4,022	2,813

Total cost of goods sold	7,960	5,577	22,372	14,272

Gross profit	16,789	13,537	45,429	30,670

Operating expenses:
Research and development	4,239	3,082	11,543	8,092
Sales and marketing	8,740	6,314	23,224	17,606
General and administrative	2,520	1,480	6,267	3,670
Legal settlement fees	—	—	—	1,100
Write-off of in-process technology	—	151	—	151
Amortization of intangible assets	170	152	474	152
Restructuring expense	—	—	—	856
Stock compensation	1,014	403	1,736	811

Total operating expenses	16,683	11,582	43,244	32,438

Operating income (loss)	106	1,955	2,185	(1,768)
Interest income	208	90	450	262
Other expense	(36)	(55)	(20)	(112)

Net income (loss) before income taxes	278	1,990	2,615	(1,618)
Provision for income taxes	(11)	(28)	(61)	(120)

Net income (loss)	$267	$1,962	$2,554	$(1,738)

Basic net income (loss) per common share	$0.02	$0.19	$0.22	$(0.18)

Diluted net income (loss) per common share	$0.02	$0.16	$0.20	$(0.18)

Shares used in computing basic net income (loss) per common share	11,992	10,455	11,418	9,668

Shares used in computing diluted net income (loss) per common share	13,245	12,286	12,755	9,668

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended January 31,
	2005	2004
Operating Activities
Net Income (Loss)	$2,554	$(1,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,157	1,806
Amortization of intangible assets	582	152
Amortization of purchased software	81	—
Write-off of in-process technology	—	151
Gain on disposition of equipment	—	(29)
Stock compensation	1,736	811
Restructuring expense	—	856
Interest on notes receivable from stockholders	—	(9)
Changes in operating assets and liabilities:
Accounts receivable	2,219	307
Inventories	273	204
Prepaid expenses and other current assets	(950)	(556)
Other assets	448	44
Deferred revenue	2,041	689
Accounts payable	68	1,920
Accrued liabilities	(2,081)	(2,275)
Accrued royalty expense	(80)	(242)

Net cash provided by operating activities	8,048	2,091

Investing Activities
Sales of investment securities, net	494	10,447
Purchases of capitalized software	(537)	—
Proceeds from sales of equipment	—	39
Purchases of property and equipment	(1,791)	(875)
Acquisition of Ositis, net of cash acquired	(716)	(3,078)
Acquisition of Cerberian, net of cash acquired	(1,532)	—

Net cash (used in) provided by investing activities	(4,082)	6,533

Financing Activities
Net proceeds from issuance of common stock	810	785
Net proceeds from equity financing	—	12,944

Net cash provided by financing activities	810	13,729

Net increase in cash and cash equivalents	4,776	22,353
Cash and cash equivalents at beginning of period	39,424	12,784

Cash and cash equivalents at end of period	$44,200	$35,137

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include Blue Coat® Systems, Inc.’s (the “Company’s”) accounts and those of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted under the Securities and Exchange Commission’s (“SEC’s”) rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements and related notes as of January 31, 2005, and for the three- and nine-month periods then ended, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position, operating results and cash flows for the interim date and periods presented. Results for the three months ended January 31, 2005 are not necessarily indicative of results for the entire fiscal year or future periods.

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

Revenue Recognition and Related Receivable Allowances

The Company’s principal business consists of selling Web proxy and antivirus appliances. In November of 2003, the Company added WinProxy, an internet sharing software package, to its product offerings. The Company recognizes appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and the Company exists, the fee to the customer is fixed or determinable and collectability of the sales price is probable, unless the Company has future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until the obligations are met or acceptance is obtained. During the three months ended January 31, 2005, the Company deferred certain revenue based on future obligations. Revenue related to shipments to the Company’s distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that the Company’s products have been sold to a reseller or an end user.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract. Maintenance contracts usually have a 12-month duration but can extend to 36 months.

Delivery is considered to have occurred for the Company’s appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred when the software key is made available to the customer electronically.

Probability of collection is assessed on a customer by customer basis. The Company’s customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for the Company’s products and services. If it is determined from the outset of an arrangement that collection is not probable based upon the Company’s review process, revenue is not recognized until cash receipt. During the three months ended January 31, 2005 and 2004, the Company deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

The Company also performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated credit losses. The Company analyzes accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of such allowance.

When a sale involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value or using the residual method if appropriate. Revenue for each element is then recognized when revenue recognition criteria for that element is met. If the Company cannot establish fair value for the undelivered element, the Company would be required to recognize the revenue for the whole arrangement at the time revenue is recognized for the undelivered element. Relative fair value for maintenance elements are determined based on substantive renewal rates. If arrangements include unusual performance, cancellation or refund type provisions, then revenue is deferred until all obligations have been met.

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

The Company accrues for warranty expenses at the time revenue is recognized and maintains a reserve for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and sales volumes. If actual warranty expenses are greater than those projected, additional reserves and other charges against earnings may be required. If actual warranty expenses are less than projected, prior reserves could be reduced, providing a positive impact on our reported results. The Company provides a one-year warranty on hardware products and a 90-day warranty on software products.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the Company’s warranty reserves, which are included in Other Current Liabilities, for the three and nine months ended January 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Beginning Balances	$241	$275	$295	$350
Warranties issued during the period	247	96	679	225
Changes in liability for pre-existing warranties including expirations			(99)	—
Settlements made during the period	(247)	$(86)	(634)	(290)

Ending Balances	$241	$285	$241	$285

Inventory and Related Reserves

Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to inventory that is obsolete or in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, the Company is required to make estimates regarding future customer demand and market conditions. Although the Company strives to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company’s inventory and commitments, and reported results. If actual market conditions are less favorable than those projected, additional reserves and other charges against earnings may be required.

Inventories consist of the following (in thousands):

	January 31, 2005	April 30, 2004
Raw materials	$434	$450
Work-in-process	46	186
Finished goods	842	959

Total	$1,322	$1,595

Restructuring Liabilities

The Company has accrued various restructuring liabilities, through charges to “Restructuring Expenses,” related to employee severance costs, facilities closures and lease abandonment costs, and contract termination costs in the Company’s condensed consolidated financial statements. The Company’s restructuring liabilities for facilities closures and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates. These estimates are reviewed and revised periodically and may result in a substantial change to restructuring expense should different conditions prevail than were anticipated in original management estimates. These conditions may include, but are not limited to, changes in estimated time to sublease the facilities, sublease terms, sublease rates, and lease termination (See Note 5).

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

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Goodwill Impairment

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed at least on an annual basis for impairment purposes. The Company performs annual goodwill impairment tests during its fourth quarter, and more often if indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment.

Income Taxes

The Company uses the liability method to account for income taxes as required by FASB SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income. As of January 31, 2005, the Company has a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that its deferred tax assets will not be realized in the foreseeable future.

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

Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized as prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and related interpretations. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, under the fair value method, costs are

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

measured on the earlier of either a performance commitment or the completion of performance by the non-employee provider of goods or services, and are determined based on estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. During the quarter ended January 31, 2005, a stock-based compensation charge of $1.0 million was recorded due to a stock option modification in a severance agreement with the Company’s departing Chief Financial Officer where the exercise period was extended beyond the original terms and the vesting of certain options was accelerated upon termination.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share for the three and nine months ended January 31, 2005 and 2004 had the Company applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net income (loss), as reported	$267	$1,962	$2,554	$(1,738)
Stock-based employee compensation expense included in the determination of net loss, as reported	1,014	403	1,736	811
Less: stock compensation related to stock awards committed to be issued during the Ositis Acquisition	—		(676)	—
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(2,188)	(2,709)	(7,043)	(8,716)
Pro forma net loss	$(907)	$(344)	$(3,429)	$(9,643)

Basic net income (loss) per common share:
As reported	$0.02	$0.19	$0.22	$(0.18)

Pro forma	$(0.08)	$(0.03)	$(0.30)	$(1.00)

Diluted net income (loss) per common share:
As reported	$0.02	$0.16	$0.20	$(0.18)

Pro forma	$(0.08)	$(0.03)	$(0.30)	$(1.00)

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123(R) would require all share-based payments to employees, including grants of employee stock options, to be measured using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. The Company will be required to apply SFAS No. 123R beginning August 1, 2005 but could choose to apply SFAS No. 123(R) retroactively from May 1, 2005 to July 31, 2005. The adoption of SFAS No. 123(R) will result in the Company recording material charges related to employee stock-based compensation in future periods, impacting the Company’s consolidated financial position, results of operations, cash flows and net income/(loss) per share.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial statements.

In September 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. EITF Issue No. 03-1 is to determine the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company does not believe that the adoption of the proposed FSP will have a material impact on its financial position, results of operations or liquidity.

Note 2. Acquisition

Cerberian, Inc

On November 16, 2004, the Company completed its acquisition of Cerberian, Inc. (“Cerberian”). The purchase price of approximately $19.5 million consisted of approximately 0.8 million shares of Blue Coat common stock valued at $17.4 million, $0.6 million in estimated direct transaction costs, Cerberian options assumed by Blue Coat valued at approximately $0.5 million and the estimated fair value of a note from Cerberian to Blue Coat of $1.0 million. This purchase price has been allocated to the tangible and intangible assets acquired with the excess purchase price being allocated to goodwill.

Cerberian was founded in 2000 as a Utah corporation and later incorporated as a Delaware corporation on January 9, 2001. Cerberian is a provider of URL filtering software. Cerberian’s operations were assumed as of the date of the acquisition and are included in the results of operations of the Company beginning on November 16, 2004 and, as a result, are not reflected in the results of operations for the three and nine months ended January 31, 2004. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Accounting for Business Combinations”, accordingly, the Company allocated the purchase price to the fair value of assets acquired and liabilities assumed.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The allocation of the estimated purchase price, based on the fair value of certain components, consisted of the following at January 31, 2005 (in thousands):

Consideration and direct transaction costs:
Fair value of Blue Coat common stock	$17,357
Estimated direct transaction costs	625
Fair value of assumed Cerberian options	497
Notes from Cerberian to Blue Coat	1,034

Total purchase price	$19,513

Allocation of purchase price:
Cash and cash equivalents	$2
Accounts receivable	591
Other current assets	262
Other assets	21
Liabilities assumed	(1,976)
Deferred stock compensation	18
Identifiable intangible assets	3,030
Goodwill	17,565

Total purchase price	$19,513

Upon closing the acquisition of Cerberian, the Company consolidated the notes from Cerberian to Blue Coat totaling $1.0 million (Note 4) and paid off notes payable totaling $0.5 million. As a result of the acquisition of Cerberian, the Company paid off various capital leases of $0.1 million. The Company also incurred $0.4 million in transition costs during the three months ended January 31, 2005, related to two Cerberian employees who transitioned their employment activities to existing Company employees and were terminated upon completion of the transition. The termination of the two Cerberian employees is part of integration efforts to eliminate redundancies and increase organizational efficiencies within the newly combined company.

The Company’s primary purpose for acquiring Cerberian was to expand the employee internet management products as well as gain access to Cerberian’s customer base. The Company believes that the intangible assets of Cerberian strengthen its product offerings and allow it to market a more competitive solution to its customers.

To establish the value of the intangible assets, the Company, with the assistance of an independent valuation specialist, used an income approach. The Company utilized a five-step process to value the intangible assets: (i) revenue associated with the intangible assets was projected; (ii) cost of goods sold was then estimated for each period in which revenue was projected; (iii) the resulting net cash flow was tax effected and reduced further by charges for the use of fixed assets, working capital and other assets necessary to generate these cash flows; (iv) the resulting net cash flows were discounted at a rate commensurate with their risk; (v) the Company summed the discounted cash flows to estimate their fair market values. The Company then estimated the tax benefits associated with the intangible asset and this benefit was included in the value of the intangible assets.

As part of the valuation analysis, an understanding of the technology acquired and its future use after the acquisition was necessary. Accordingly, several factors were considered: (i) whether or not the acquired technology had achieved technological feasibility; (ii) the time, costs and risks to complete the

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

development of the technology; (iii) the roadmap for the technology post acquisition; (iv) the existence of any alternative use for the technology; (v) the additional use of any core technology; and (vi) the results of any enhancements or embellishments to the technology.

Using the above guidelines at the time of the acquisition, the Company’s management identified intangible assets that were valued separately from goodwill. The intangible assets identified were core technology and customer base. The intangible assets were valued using an income approach as described above. The cash flows were discounted to their present value using a discount rate of 24%. Acquired intangible assets and their estimated useful lives are as follows (in thousands):

Identifiable intangible assets	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Core technology	5 years	$2,590	(107)	$2,483
Customer base	5 years	440	(19)	421

Total		$3,030	$(126)	$2,904

Amortization expense was $0.1 million during the three months ended January 31, 2005. The amortization expense for core technology is charged to cost of goods sold. The amortization for customer base is recorded as an operating expense. Amortization expense in future periods is expected as follows (in thousands):

Year Ended April 30,	Amortization to Cost of Goods Sold	Amortization to Operating Expense	Total Amortization
2005*	130	22	152
2006	518	88	606
2007	518	88	606
2008	518	88	606
2009	518	88	606
2010	280	48	328

	$2,483	$421	$2,904

*	Expected amortization for the three months ending April 30, 2005.

Ositis Software, Inc.

On November 14, 2003, the Company completed its acquisition of Ositis Software, Inc. (“Ositis”). The purchase price of $8.7 million consisted of 0.4 million shares of Blue Coat common stock valued at $6.7 million, $1.1 million in cash, $0.9 million in direct transaction costs and Ositis warrants assumed by the Company valued at $43,000.

Ositis’ operations have been included in the results of operations of Blue Coat beginning November 14, 2003. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Accounting for Business Combinations, and the Company accordingly allocated the purchase price of Ositis based upon the fair value of net assets acquired and liabilities assumed.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The updated allocation of the purchase price, based on the fair value of certain components, is as follows (in thousands):

Consideration and direct transaction costs:
Cash	$1,051
Fair value of Blue Coat common stock	6,662
Direct transaction costs	911
Fair value of assumed Ositis warrants	43

Total purchase price	$8,667

Allocation of purchase price:
Cash and cash equivalents	$350
Accounts receivable	441
Other current assets	43
Other assets	124
Debt assumed	(1,100)
Lease termination, and transition costs	(491)
Legal and investment banking fees	(479)
Deferred revenue	(174)
Accounts payable and accrued liabilities	(1,250)
Deferred employee compensation	1,596
Identifiable intangible assets	2,304
Goodwill	7,303

Total purchase price	$8,667

To establish the value of the intangible assets, the Company used an income approach, which values an asset based on the earnings capacity of such asset based on the future cash flows that could potentially be generated by the asset over its estimated remaining life. These cash flows were discounted to their present value using a discount rate of 15% for the developed technology and 20% for the core technology that would provide sufficient return to a potential investor and an appropriate level of risk. The present value of the cash flows over the life of the asset is summed to equal the estimated value of the asset.

Acquired identifiable intangible assets consisted of the following at January 31, 2005 (in thousands):

	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3 years	$1,331	$(554)	$777
Core technology	5 years	339	(85)	254
In-process technology	n/a	151	(151)	—
Customer base	5 years	483	(121)	362

Total		$2,304	$(911)	$1,393

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense for identifiable intangible assets, charged to operating expenses, was $0.2 million during the three months ended January 31, 2005. The expected amortization expense related to identifiable intangible assets in future periods is as follows (in thousands):

Year Ending April 30,	Amortization to Operating Expense
2005*	$152
2006	608
2007	386
2008	165
2009	82

$1,393

*	Expected amortization for the three months ending April 30, 2005.

Unaudited pro forma financial information for the three and nine months ended January 31, 2005 and 2004, assuming both Cerberian and Ositis acquisitions were completed on May 1, 2003, is as follows (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Revenue	$24,899	$19,373	$69,789	$48,250
Operating Income (loss)	74	1,678	1,454	(4,397)
Net Income (loss)	177	1,574	1,419	(4,792)
Basic Income (loss) per share	$0.01	$0.14	$0.12	$(0.44)
Diluted Income (loss) per share	$0.01	$0.12	$0.11	$(0.44)

The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of what the Company’s operating results would have been, had the acquisitions been completed on the date for which the pro forma results give effect (May 1, 2003). Included in the three and nine month periods ended January 31, 2004 were expenses related to the acquisition of Cerberian and Ositis, such as the amortization of intangible assets and stock compensation. These expenses were also included in the three months and nine months ended January 31, 2005.

Note 3. Purchased Software

On August 12, 2004 the Company entered into a “Source Code License & Services Agreement” for $0.5 million whereby the Company was granted the right to sell, license or otherwise distribute the Object Code (a compiled version of the Source Code) of another company’s product. The costs were capitalized in accordance with FASB SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed as an intangible asset. The cost is being amortized over the product’s estimated useful life of three years as a component of cost of goods sold.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The net carrying amount of purchased software costs as of January 31, 2005 is as follows (in thousands):

	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Purchased Software	3 years	$537	$(81)	$456

Total		$537	$(81)	$456

Amortization expense for the purchased software was approximately $45,000 during the three months ended January 31, 2005. The expected amortization expense related to the purchased software in future periods is as follows (in thousands):

Year Ending April 30,	Amortization
2005*	$44
2006	179
2007	179
2008	54

$456

*	Expected amortization for the three months ending April 30, 2005.

Note 4. Notes Receivable

During the quarter ended January 31, 2005 the Company received from Cerberian a convertible promissory note of $0.2 million. The Company also received five convertible promissory notes totaling $0.6 million during the quarter ended October 31, 2004 and another convertible promissory note of $0.2 million from Cerberian during the quarter ended July 31, 2004. These notes bear interest at 5 percent per annum, compounded annually. On November 16, 2004, the Company acquired Cerberian and these notes receivable were considered as part of the purchase consideration. Pursuant to the consummation of the acquisition, the notes receivable balance has been eliminated in consolidation:

	Principal	Accrued Interest	Total
Balances as of April 30, 2004	$—	$—	$—
Promissory note	200	5	205

Balances as of July 31, 2004	200	5	205
Promissory notes	635	4	639

Balances as of October 31, 2004	835	9	844
Promissory notes	190	—	190
Purchase of Cerberian	(1,025)	(9)	(1,034)

Balances as of January 31, 2005	$—	$—	$—

Note 5. Restructuring Charges

In February 2002, the Company’s Board of Directors approved a restructuring program to significantly reduce operating expenses and to further align the Company with market conditions, future revenue expectations and planned future product direction. In connection with this restructuring program, the Company implemented a reduction in workforce and accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs, facilities closures and lease

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

abandonment costs and contract termination costs. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimated costs are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facilities is adjusted. Various adjustments to the restructuring accrual have been made to date for abandoned space since the original accrual was booked as a result of changes in market trend information. As of January 31, 2005, all severance costs related to domestic and international employees had been paid and $4.4 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

Changes in the Company’s restructuring accruals are as follows (in thousands):

	Abandoned Space	Contract Termination and Other	Total
Balances as of April 30, 2004	$6,578	$26	$6,604
Cash payments	(732)	—	(732)

Balances as of July 31, 2004	5,846	26	5,872
Cash payments	(716)	(3)	(719)

Balances as of October 31, 2004	5,130	23	5,153

Cash payments	(756)	—	(756)

Balances as of January 31, 2005	4,374	23	4,397

Less: current portion which is included in “Accrued Restructuring Reserve”	2,671	23	2,694

Long-term accrued restructuring reserve	$1,703	$—	$1,703

Note 6. Litigation

Beginning on May 16, 2001, a series of putative securities class actions were filed against the firms that underwrote the Company’s initial public offering, the Company, and some of its officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc.Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in the Florida case dismissed the Company and individual officers and directors from the action without prejudice. The complaints in the New York and Florida cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in the Company’s initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the Company and its current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, by making material false and misleading statements in the prospectus incorporated in the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company’s stock between November 19, 1999 and December 6, 2000. A lead plaintiff has been appointed for the consolidated cases pending in New York. On April 19, 2002 plaintiffs filed an amended complaint.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the Court for approval. Under the settlement, the plaintiffs would dismiss and release all claims against participating defendants, including the Company, in exchange for a contingent payment undertaking by the insurance companies collectively responsible for insuring the issuer defendants in the coordinated action, and assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Pursuant to the undertaking, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the total amount ultimately collected by the plaintiffs from the underwriter defendants in the coordinated action.

The settlement is subject to a number of conditions, including Court approval. If the settlement does not occur, litigation against the Company would continue. The Company believes it has meritorious defenses and intends to defend the case vigorously. The Company believes the outcome would not have a material adverse effect on its business, results of operations or financial condition. Securities class action litigation could result in substantial costs and divert the Company’s management attention and resources, which could seriously harm the Company’s business.

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

Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in Company’s balance sheet as of January 31, 2005. As additional information becomes available, the Company will reassess the probability and potential liability related to pending litigation, which could materially impact the Company’s results of operations and financial position.

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

Significant components of the Company’s comprehensive income (loss) are as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net income (loss)	$267	$1,962	$2,554	$(1,738)
Unrealized losses on available-for-sale securities	(2)	(1)	(4)	(11)

Comprehensive income (loss)	$265	$1,961	$2,550	$(1,749)

Note 8. Per Share Amounts

Basic net income (loss) per common share and diluted net income (loss) per common share are presented in conformity with FASB SFAS No. 128, Earnings Per Share, for all periods presented. Basic per share amounts are computed by using the weighted average number of shares of the Company’s common stock, less the weighted average number of common shares subject to repurchase, outstanding during the period. Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) issuance of committed but unissued stock awards. However, diluted net loss per share is the same as basic net loss per share in periods where a net loss from operations is incurred because net loss from operations is the “control number” in determining whether potential common shares are included in the calculation. Consequently, the impact of including (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants and (iii) the issuance of committed but unissued stock awards were not dilutive to loss from operations for the nine months ended January 31, 2004. The total number of shares excluded from the calculation of diluted net loss per common share was 1,055,119 for the nine months ended January 31, 2004.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net income (loss) available to common stockholders	$267	$1,962	$2,554	$(1,738)

Basic:
Weighted-average shares of common stock outstanding	11,992	10,457	11,418	9,671
Less: Weighted average shares of common stock subject to repurchase	—	(2)	—	(3)

Weighted average common shares used in computing basic net income (loss) per share	11,992	10,455	11,418	9,668

Basic EPS	$0.02	$0.19	$0.22	$(0.18)

Diluted:
Weighted average common shares used in computing basic net income (loss) per share	11,992	10,455	11,418	9,668
Add: Weighted average employee stock options, and warrants	1,185	1,501	1,271	—

Add: committed unissued common stock	—	274	—	—

Add: Other weighted average dilutive potential common stock	68	56	66	—

Weighted average common shares used in computing diluted net income (loss) per share	13,245	12,286	12,755	9,668

Diluted EPS	$0.02	$0.16	$0.20	$(0.18)

Note 9. Geographic and Product Category Information Reporting

The Company operates as one business segment to design, develop, market and support proxy and anti-virus appliances. The Company’s chief operating decision maker makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. The Company’s sales consist of three product categories: Appliances, WinProxy, and services. Total international revenue consists of sales from U.S. operations to non-affiliated customers in other geographic regions. During the three and nine months ended January 31, 2005 and 2004, there were no intra-company sales, and no material long-lived assets were located in any of the Company’s foreign operations.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales are attributed to geographic areas based on the location of the customers. The following is a summary of net sales by geographic area (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
North America	$11,683	$11,024	$33,918	$26,590
EMEA	10,869	5,761	26,289	12,879
Asia	2,197	2,329	7,594	5,473

Total net sales	$24,749	$19,114	$67,801	$44,942

The following is a summary of net sales by product category (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Product:
Appliances	$19,752	$14,994	$53,901	$34,374
WinProxy	381	595	1,279	595

	20,133	15,589	55,180	34,969

Services	4,616	3,525	12,621	9,973

Total net sales	$24,749	$19,114	$67,801	$44,942

Note 10. Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. As of January 31, 2005, future minimum lease payments under operating leases having an initial term in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2005	$738	$710	$1,448
2006	3,023	1,090	4,113
2007	1,018	266	1,284
2008	259	234	493
Thereafter	—	255	255

Total minimum lease payments	$5,038	$2,555	$7,593

Of the $5.0 million in total operating lease commitments for abandoned facilities, as summarized above, a reserve for $4.4 million has been provided and is included in the captions “Accrued restructuring reserve” and “Accrued restructuring reserve, less current portion” in the accompanying condensed consolidated balance sheet at January 31, 2005. The remaining $0.6 million represents estimated sublease income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding revenue expectations, future product acceptance, future product and sales development, future operating results, and future cash usage, as well as statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our limited ability to forecast quarterly operating results and meet analyst or investor expectations, uncertainty in the proxy appliance market, technological changes, increased competition, foreign currency exchange rate movements, large volume discount sales affecting gross margin percentage, variability of gross margin, inability to implement our distribution strategy, inability to increase sales productivity or attract new sales personnel, exposure from recent legislation surrounding internal controls, new accounting standard, inability to improve our infrastructure and implement new systems, costs and effort in responding to requests and subpoenas from the SEC, inability to rapidly increase revenue from new acquisition, inability to sublease existing facilities, inability to integrate acquired companies, changes in revenue recognition as a result of acquired products, future acquisitions, uncertainty in future operating results, volatile stock price, inability in transitioning to new manufacturing outsourcing and distribution processes, product concentration, undetected product errors, unpredictable sales cycles, product liability claims, supply shortages, unpredictable macroeconomic conditions, inability to defend our intellectual property rights, reliance on third-party software licenses, inability to generate increased international sales, use of rolling forecasts, increased litigation, inability to attract and retain key employees, unpredictable demand for our products, disclosure of non-GAAP financial information, unpredictable internet usage, inability to raise additional capital, occurrence of a natural disaster, and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent Securities and Exchange Commission filings.

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

Overview

As organizations grow increasingly dependent on the Internet to communicate with customers, partners and employees, the Web browser is fast becoming the universal window into mission-critical communications and information. This has many advantages for the enterprise: Web-based applications and protocols are fast, inexpensive and easy to deploy and manage. But these benefits come at a price. When every user on the network has a Web browser, every user also has the means to negatively affect the network infrastructure, whether intentionally or not. Despite their ability to help users communicate more efficiently, evolving applications such as Web browsing, instant messaging (IM), Web-based email, and peer-to-peer (P2P) file sharing bring numerous risks to the enterprise. The solution is to use a proxy appliance designed to provide enhanced visibility and control of Web communications.

Blue Coat proxy appliances act as a “middle-man” between users on a network and the Internet. Proxy appliances do not replace existing perimeter security devices; rather, proxy appliances complement network firewalls by providing granular policy-based controls over Web traffic in ways that firewalls and other externally focused devices cannot.

Blue Coat enables organizations to keep “good” employees from doing “bad” things on the Internet. Blue Coat proxy appliances provide visibility and control of Web communications to protect against risks from spyware, Web viruses, inappropriate Web surfing, instant messaging (IM), video streaming and peer-to-peer (P2P) file sharing – while improving Web performance.

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

Revenue Recognition and Related Receivable Allowances. We recognize appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable, and collectability of the sales price is probable, unless we have future obligations for installation or must obtain customer acceptance, in which case revenue is deferred until the obligations are met or acceptance is obtained. During the three months ended January 31, 2005, the Company deferred certain revenue based on future obligations. Revenues related to shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. Maintenance contract revenue is initially deferred and recognized ratably over the life of the contract, which is usually 12 to 36 months.

Delivery is considered to have occurred for our appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred when the software key is made available to the customer electronically.

Probability of collection is assessed on a customer-by-customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial position and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt. During the quarter ended January 31, 2005 and 2004, we deferred certain revenue based on this criteria and revenue from certain customers was recognized based upon cash receipts.

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

When a sale involves multiple elements, we determine if these deliverables can be separated into multiple units of accounting. The entire fee from the arrangement is allocated to each respective element based on its relative fair value or using the residual method if appropriate. Revenue for each element is then recognized when revenue recognition criteria for that element is met. If we cannot establish fair value for the undelivered element, we would be required to recognize the revenue for the whole arrangement at the time revenue is recognized for the undelivered element. Relative fair value for maintenance elements are determined based on substantive renewal rates. If arrangements include unusual performance, cancellation or refund type provisions, then revenue is deferred until all obligations have been met.

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

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net Sales:
Products	81.3%	81.6%	81.4%	77.8%
Services	18.7	18.4	18.6	22.2

Total net sales	100.0	100.0	100.0	100.0
Cost of goods sold:
Products	26.5	23.9	27.1	25.5
Services	5.7	5.3	5.9	6.3

Total cost of goods sold	32.2	29.2	33.0	31.8

Gross profit	67.8	70.8	67.0	68.2

Operating expenses:
Research and development	17.1	16.1	17.0	18.0
Sales and marketing	35.3	33.0	34.3	39.2
General and administrative	10.2	7.7	9.2	8.2
Write-off of in-process technology	0.0	0.8	0.0	0.3
Amortization of intangible assets	0.7	0.8	0.7	0.3
Legal settlement fees	0.0	0.0	0.0	2.4
Restructuring	0.0	0.0	0.0	1.9
Stock compensation	4.1	2.1	2.6	1.8

Total operating expenses	67.4	60.6	63.8	72.2

Operating income (loss)	0.4	10.2	3.2	(3.9)
Interest income	0.8	0.5	0.7	0.6
Other income (expense)	(0.1)	(0.3)	0.0	(0.2)

Net income (loss) before income taxes	1.1	10.4	3.9	(3.6)
Provision for income taxes	0.0	(0.1)	(0.1)	(0.3)

Net income (loss)	1.1%	10.3%	3.8%	(3.9)%

The following is a summary of net sales and the changes in net sales for the periods indicated (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Total net sales	$24,749	$19,114	$67,801	$44,942
Change from same period prior year ($)	$5,635	$7,394	$22,859	$10,969
Change from same period prior year (%)	29.5%	63.1%	50.9%	32.3%

Net Sales. Net sales increased for the three and nine months ended January 31, 2005 as compared to the three and nine months ended January 31, 2004, respectively. The growth in sales was driven primarily by increases in the number of our ProxySG appliances shipped, the introduction of our ProxyAV appliances in the second quarter of fiscal 2005, as well as by increases in third party software licenses, increases in service revenue and the impact of revenue generated from WinProxy, which was acquired as part of our acquisition of Ositis in November 2003. Revenue from Cerberian products was not significant for the three and nine months ended January 31, 2005.

One of our distributors accounted for 13% and 29% of net sales in the three months ended January 31, 2005 and 2004, respectively, and 17% and 23% of sales in the nine months ended January 31, 2005 and 2004, respectively. Net sales from this distributor have been decreasing as we have increasingly relied on sales to larger resellers who purchase directly from us.

The following table illustrates the geographic makeup of our revenues for the periods indicated (in thousands):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
North America	$11,683	47.2%	$11,024	57.7%	$33,918	50.0%	$26,590	59.1%
EMEA	10,870	43.9	5,761	30.1	26,290	38.8	12,879	28.7
Asia	2,196	8.9	2,329	12.2	7,593	11.2	5,473	12.2

Total net sales	$24,749	100.0%	$19,114	100.0%	$67,801	100.0%	$44,942	100.0%

Revenue in EMEA grew 89% and 104% for the three and nine months ended January 31, 2005 when compared to the same periods in fiscal 2004, respectively, and have increased as a percentage of overall revenue. This region has had the most consistent growth over the past twelve months compared to other regions. Revenues in North America grew 6% and 28% for the three and nine months ended January 31, 2005 when compared to the same periods in fiscal 2004, respectively. Revenues in Asia decreased by 6% for the three months ended January 31, 2005, but increased by 39% for the nine months ended January 31, 2005 when compared to the same periods in fiscal 2004.

The following table demonstrates the composition of net sales by product category for the periods indicated (in thousands):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
Products:
Appliances	$19,752	79.8%	$14,994	78.5%	$53,901	79.5%	$34,374	76.5%
WinProxy	381	1.5	595	3.1	1,279	1.9	595	1.3

	20,133	81.3	15,589	81.6	55,180	81.4	34,969	77.8

Service	4,616	18.7	3,525	18.4	12,621	18.6	9,973	22.2

Total net sales	$24,749	100.0%	$19,114	100.0%	$67,801	100.0%	$44,942	100.0%

Total product revenue grew 29% and 58% in the three and nine months ended January 31, 2005, compared to the three and nine months ended January 31, 2004, respectively, a portion of which is attributable to calendar year-end Information Technology budget spending. Product revenues are made up of appliance revenue and WinProxy revenue. Appliance revenue is made up of third-party software revenue and systems revenue. For the three months ended January 31, 2005 compared to the three months ended January 31, 2004, revenue from licensing of third party software grew by 26% while revenue from systems grew by 35%. The growth in systems revenue was driven by a 34% increase in the number of units shipped and a 1% increase in the average revenue per unit. Revenue from low-end appliances, including Proxy AV 400 and Proxy SG 400, increased by 66% due to a 25% increase in the number of units shipped and a 33% increase in the average revenue per unit. Revenue from mid-range appliances, Proxy AV 2000, Proxy SG 600, Proxy SG 700, and Proxy SG 800 decreased by 7% due to a 3% growth in units shipped offset by a

10% decrease in the average revenue per unit. Revenues from high-end appliances, Proxy SG 6000, Proxy SG 7000 and Proxy SG 8000 increased by 118% due to a 103% growth in units and an 8% increase in the average revenue per unit. Revenue from WinProxy decreased by 45%.

For the nine months ended January 31, 2005, revenue from appliances accounted for 97% of the total growth in revenue. Revenue from licensing of third party software grew by 40% while revenue from systems grew by 63%. The growth in systems revenue was driven by a 61% increase in the number of units shipped and a 2% increase in the average revenue per unit. Revenues from low-end appliances, increased by 69% due to an 39% growth in the number of units shipped and a 22% increase in the average revenue per unit. Revenues from mid-range appliances increased by 21% due to a 34% growth in units offset by a 9% decrease in the average revenue per unit. Revenues from high-end appliances increased by 134% due to a 114% growth in units and an 10% increase in the average revenue per unit. Revenue from WinProxy accounted for the remaining 3% of total product growth.

Total service revenue grew 31% and 27% in the three and nine months ended January 31, 2005, compared to the three and nine months ended January 31, 2004, respectively. The growth in service revenue for both periods was largely driven by an increase in maintenance revenue, due to more systems being under maintenance and, to a lesser extent, increases in training and professional services.

In fiscal 2004, the Company experienced an increase in demand in its fiscal third quarter. This increased level of demand did not continue into the fiscal fourth quarter. The Company also experienced an increased level of demand in its third quarter of fiscal 2005 when compared to the prior three quarters. If the Company experiences an increase in demand in any one of its quarters, investors should not view this as an indication of a trend that would continue into the following quarter.

Revenue related to the acquired Cerberian URL filtering product (Blue Coat Web Filter) will be recognized ratably over the term of the subscription. As a result of this accounting treatment, some of the revenue we report in each quarter will be deferred revenue from Blue Coat Web Filter licenses entered into during prior quarters. Consequently, a decline in new Blue Coat Web Filter licenses in any one quarter is unlikely to be fully reflected in the revenue in that quarter and would negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues quickly or at all. Accordingly, the effect of significant downturns in Blue Coat Web Filter licenses would not be fully reflected in our results of operations until future periods. This revenue recognition model would also make it difficult for us to rapidly increase Blue Coat Web Filter quarterly revenue through additional licenses in any period, as revenue from new licenses would be recognized ratably over the applicable term of the license.

We generally ship our products shortly after we receive an order. However, product shipment may be delayed for a number of factors, including factors within our discretion. For example, delivery dates may be affected by the volume of orders received or shipped in the quarter, the degree to which orders are concentrated at quarter end, and our operational ability to fulfill orders at the end of the quarter. Any delay in shipping products may have the effect of reducing revenue in the current quarter and increasing revenue in future quarters. Our backlog is the value of product orders accepted by us from our customers, for which no revenue or deferred revenue has been recognized. We typically have backlog at the end of each quarter. Our backlog increased substantially as of January 31, 2005 compared to recent quarters. We expect that most of our backlog as of January 31, 2005 will be recognized as revenue in the quarter ending April 30, 2005.

Gross Profit.

The following is a summary of gross profit for the periods indicated (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Total net sales	$24,749	$19,114	$67,801	$44,942
Gross profit	$16,789	$13,537	$45,429	$30,670

Gross profit as a percentage of net sales (gross margin) decreased slightly for the three and nine months ended January 31, 2005 compared to the three and nine month ended January 31, 2004. The decrease in gross margin resulted from lower gross margin for both products and services. For the three months ended January 31, 2005 compared to the three months ended January 31, 2004 the main decrease was in gross margin for products. Gross margin for the three months ended January 31, 2004 were unusually high due mainly to several one-time factors including increased margins on third party software and the reversal of inventory obsolescence and warranty reserves. In addition, the slight decrease in gross margin for the three and nine months ended January 31, 2005 as compared to the three and nine months ended January 31, 2004 was also the result of increased service costs in the more recent periods. Over the past twelve months, we have been investing in our support infrastructure as well as in the development of our training and professional service capabilities.

The Company sets its sales quotas based on total product revenue (which includes both Proxy SG revenue and third party software revenue) rather than by individual product categories. Gross margin generated by Proxy SG revenue is substantially higher than the gross margin generated by third party software revenue. In the second quarter of fiscal 2005, the Company’s total product revenue increased, however, third party software revenue was higher than expected and Proxy SG revenue declined from the previous quarter, resulting in a lower than expected gross margin. Proxy SG revenue increased in the third fiscal quarter ended January 31, 2005 compared to the second fiscal quarter; however, if Proxy SG revenue were to decline again in the future, the Company’s gross margins, financial condition and operating results could be adversely affected.

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

Research and Development.

The following is a summary of research and development expenses for the periods indicated (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Total net sales	$24,749	$19,114	$67,801	$44,942
Research and development	$4,239	$3,082	$11,543	$8,092
R&D as a percentage of net sales	17.1%	16.1%	17.0%	18.0%

Research and development expenses consist primarily of salaries, benefits, and prototype costs. The increase in research and development expense for the three and nine months ended January 31, 2005 compared to the three and nine months ended January 31, 2004, respectively, was largely due to the hiring of engineering personnel and for the three month period, the addition of the Cerberian engineering staff located in Draper, Utah.

Research and development headcount increased to 111 at January 31, 2005 from 85 at January 31, 2004. As a percentage of net sales, research and development expenses increased to 17.1% from 16.1% for the three months ended January 31, 2005 compared to the three months ended January 31, 2004 and decreased to 17.0% from 18.0% for the nine months ended January 31, 2005 compared to the nine months ended January 31, 2004. The increase in research and development expenses as a percentage of net sales for the three months ended January 31, 2005 compared to the three months ended January 31, 2004 occurred due to the acquisition of Cerberian in November of 2004, which added 6 employees to the R&D organization and increased R&D expenses by approximately $0.3 million. The decrease in research and development expenses as a percentage of net sales for the nine months ended January 31, 2005 compared to the nine months ended January 31, 2004 occurred due to sales growing faster than research and development expenses. We believe demand for our products will continue to increase in the next quarter, and we expect to increase our research and development expenses in absolute dollars and increase headcount within the research and development organization to provide for the development of new products and enhancement of existing products. However, should sales decline in future periods, we may implement cost reduction programs to reduce our research and development expenses.

Sales and Marketing.

The following is a summary of sales and marketing expenses for the periods indicated (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Total net sales	$24,749	$19,114	$67,801	$44,942
Sales and marketing	$8,740	$6,314	$23,224	$17,606
Sales and marketing as a percentage of net sales	35.3%	33.0%	34.3%	39.2%

Sales and marketing expenses consist primarily of salaries and benefits, commissions, and promotional expenses. The increase in sales and marketing expense for the three and nine months ended January 31, 2005 compared to the three and nine months ended January 31, 2004, respectively, was largely due to increases in marketing program spending, increased headcount and increased commission payments to the sales organizations. Sales and marketing headcount increased to 119 at January 31, 2005 from 81 at January 31, 2004. As a percentage of net sales, sales and marketing expenses increased to 35.3% from 33.0% for the three months ended January 31, 2005 compared to the three months ended January 31, 2004 and decreased to 34.3% from 39.2% for the nine months ended January 31, 2005 compared to the nine months ended January 31, 2004. The increase in sales and marketing expenses as a percentage of net sales for the three months ended January 31, 2005 compared to the three months ended January 31, 2004 was primarily due to increased investments the Company is making in its sales organization and marketing programs. For the three months ended January 31, 2004, the Company experienced a significant increase in revenues compared to the prior quarters of fiscal 2004 without a significant increase in sales and marketing spending which produced an unusually low percentage of sales and marketing expense as a percentage of net sales. The decrease in sales and marketing expenses as a percentage of net sales for the nine months ended January 31, 2005 compared to the nine months ended January 31, 2004 was primarily due to continued higher levels of productivity (i.e. average revenue per sales team) of our sales organization during the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. This improved productivity occurred in spite of the additional investments made in the sales organization and marketing programs. We believe that it will be difficult to continue to increase the productivity of our sales organization in the future and that to realize increased levels of revenue we will need to hire additional sales resources and expend greater marketing dollars. In the second and third quarters of fiscal 2005 we increased our spending for marketing programs and began to hire sales resources more aggressively. We anticipate that we will continue this higher level of expense for at least the next fiscal quarter. Should sales decline in future periods, we may implement cost reduction programs to reduce our sales and marketing expenses.

General and Administrative.

The following is a summary of general and administrative expenses for the periods indicated (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Total net sales	$24,749	$19,114	$67,801	$44,942
General and administrative expense	$2,520	$1,480	$6,267	$3,670
General and administrative as a percentage of net sales	10.2%	7.7%	9.2%	8.2%

The increase in general and administrative expense for the three and nine months ended January 31, 2005 compared to the three and nine months ended January 31, 2004, respectively, was primarily due to increased headcount, significant legal and consulting fees in the third quarter of fiscal 2005 and increased spending on consulting and auditing services related to compliance with the requirements of the Sarbanes Oxley Act Section 404. During the quarter ended January 31, 2005, the Company incurred approximately $0.3 million in legal and consulting services related to a voluntary request for information from the SEC. During the second and third quarters of fiscal 2005, the Company responded to informal requests from the SEC for information related to certain trading activity in the Company’s stock prior to the earnings announcement in May of 2004. We believe this investigation pertains to trading by individuals or organizations outside the Company. Pursuant to this request, the Company has provided emails and other correspondence. The Company has fully cooperated and complied with the SEC’s informal request. The SEC has informed us that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred. On February 28, 2004 the Company received subpoenas from the SEC for additional information and for two executives of the Company to give testimony to the SEC regarding this matter. General and administrative headcount increased to 42 at January 31, 2005 from 33 at January 31, 2004. As a percentage of net sales, general and administrative expenses increased to 10.2% and 9.2% for the three and nine months ended January 31, 2005 from 7.7% and 8.2% for the three and nine months ended January 31, 2004, respectively. The increase in general and administrative expenses as a percentage of net sales was a result of the increased spending highlighted above. We have realized some efficiency within our current general and administrative organization, and will need to increase general and administrative expenses in absolute dollars and increase headcount to manage expanding operations and facilities. In addition, the rules imposed by the Sarbanes Oxley Act Section 404 will require us to incur additional expenses in the next quarter to satisfy the requirements of documenting and testing our internal controls over financial reporting and will require us to maintain and incur additional ongoing expenses to monitor compliance with the requirements of the Sarbanes Oxley Act Section 404. However, should sales decline in future periods, we may implement cost reduction programs to reduce our general and administrative expenses.

Amortization of Intangible Assets.

The following is a summary of intangible asset amortization expense for the periods indicated (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Total net sales	$24,749	$19,114	$67,801	$44,942
Intangible asset amortization expense	$170	$152	$474	$152
Intangible asset amortization as a percentage of net sales	0.7%	0.8%	0.7%	0.3%

Amortization of intangible assets reflects amortization related to our November 14, 2003 acquisition of Ositis, and our November 16, 2004 acquisition of Cerberian. Amortization expense totaled $0.2 million and $0.5 million during the three and nine months ended January 31, 2005, and $0.2 million for the three and nine months ended January 31, 2004. For the three and nine months ended January 31, 2005, $0.2 million and $0.5 million related mostly to the Ositis acquisition. For the three and nine months ended January 31, 2004, the $0.2 million related to the Ositis acquisition. See Item 1, Note 2 “Acquisitions” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Stock Compensation.

The following is a summary of stock compensation expense for the periods indicated (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Total net sales	$24,749	$19,114	$67,801	$44,942
Stock compensation expense	$1,014	$403	$1,736	$811
Stock compensation as a percentage of net sales	4.1%	2.1%	2.6%	1.8%

As a result of the acquisition of Ositis on November 14, 2003, deferred stock compensation of $1.4 million was included in shareholders equity on our balance sheet. Stock compensation expense related to the Ositis acquisition was fully amortized in the quarter ended October 31, 2004 and the charge for the quarter ended January 31, 2005 related to the severance agreement for the CFO. Excluding the stock compensation expense related to the modification of option grants arising out of the severance agreement, stock compensation expense decreased for the three and nine months ended January 31, 2005 compared to the three and nine months ended January 31, 2004, as the deferred stock compensation relating to shares issued to former employees of Ositis who remained with the Company after the acquisition of Ositis, was completely amortized in the second quarter of fiscal 2005.

Interest Income and Other Income (Expense).

The following summarizes interest and other income (expense) for the periods indicated (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Interest Income	$208	$90	$450	$262
Other income (expense)	$(36)	$(55)	$(20)	$(112)

Interest income increased during the three and nine months ended January 31, 2005 compared to the three and nine months ended January 31, 2004, respectively, as a result of increased cash balances during the year as well as higher interest rates. Other expense largely represents net effect of foreign exchange translation gains and losses resulting from the translation of the monetary assets and liabilities of our foreign operations into US dollars. Other expense decreased in the three and nine month periods ended January 31, 2005 as a result of fewer currency transaction losses compared to the same periods in the prior year.

Provision for Income Taxes.

The provision expense for income taxes for the three and nine months ended January 31, 2005 was a tax expense of $11,000 and $61,000 compared to a tax expense of $28,000 and $120,000 for the three and nine months ended January 31, 2004, respectively. The provisions for the three and nine months ended January 31, 2005 and the three and nine months ended January 31, 2004 are primarily related to domestic federal alternative minimum, state income and foreign income taxes paid or accrued. The tax expense for the quarter ended January 31, 2005 was calculated from an effective tax 3.9% for the quarter as compared to an effective tax rate of 2.2% in the quarter ended October 31, 2004. The Company currently projects a 2.3 percent effective tax rate for the fiscal year ending April 30, 2005. During the quarter ended July 31, 2004, the Company completed a review of the potential limitations on its ability to utilize its tax net operating loss (NOL) and credit carryforwards as imposed by Internal Revenue Code section 382 and similar state provisions. Based on ownership changes occurring on October 29, 1996, April 30, 1999 and December 31, 2000, the Company has determined that approximately $0.7 million of net operating loss and $32,000 of credits generated before October 29, 1996 will be subject to an annual limitation of $1,900. Approximately $12.6 million of NOL and $0.5 million of credits generated between October 29, 1996 and April 30, 1999 will be subject to an overall annual limitation of $0.9 million, and approximately $101.7 million of net operating loss and $0.2 million of credits generated between April 30, 1999 and December 31, 2000 will be subject to an overall annual limitation of $30.9 million. Approximately $0.7 million of the net operating loss and $0.1 million of credits will expire before being released from the limitation imposed by Internal Revenue Code Section 382. The remaining post December 31, 2000 net operating loss and credits may also be subject to significant annual limitations should a future change in ownership occur.

As of January 31, 2005, the Company has a full valuation allowance against its deferred tax assets because the determination was made that it is more likely than not that all deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2024. Going forward, the Company will continue to assess the need for the valuation allowance. The future reversal of the valuation allowance will result in amounts being credited to our Income Statement, or to Additional Paid in Capital on our Balance Sheet to the extent the losses and credits are attributable to stock options.

Restructuring Plans

In February 2002, our Board of Directors approved a restructuring program to significantly reduce operating expenses and to further align us with market conditions, future revenue expectations and planned future product direction. In connection with this restructuring program, we implemented a reduction in workforce and accrued approximately $12.9 million in the fourth quarter ended April 30, 2002, comprised of employee severance costs, facilities closure and lease abandonment costs and contract termination costs. Estimates related to sublease costs and income were based on assumptions regarding sublease rates and the time required to locate sub-lessees, which were derived from market trend information provided by a commercial real estate broker. These estimates are reviewed on a periodic basis and to the extent that these assumptions materially change due to changes in the market, the ultimate restructuring expense for the abandoned facilities is adjusted. Various adjustments to the restructuring accrual have been made for abandoned space since the original accrual was booked. As of January 31, 2005, all severance costs related to domestic and international employees had been paid and $4.4 million remained accrued for lease abandonment and contract termination costs. The lease abandonment costs will be paid over the respective lease terms through fiscal 2008.

Changes in our restructuring accruals are as follows (in thousands):

	Abandoned Space	Contract Termination and Other	Total
Balances as of April 30, 2004	$6,578	$26	$6,604
Cash payments	(732)	—	(732)

Balances as of July 31, 2004	5,846	26	5,872
Cash payments	(716)	(3)	(719)

Balances as of October 31, 2004	5,130	23	5,153

Cash payments	(756)	—	(756)

Balances as of January 31, 2005	4,374	23	4,397

Less: current portion which is included in “Accrued Restructuring Reserve”	2,671	23	2,694

Long-term accrued restructuring reserve	$1,703	$—	$1,703

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

Cash and Investments Balance: (In thousands)
	January 31,
	2005	2004
Cash and cash equivalents	$44,200	$35,137
Short-term investments	80	80
Restricted investments	1,493	1,991

	$45,773	$37,208

Percentage of Total Assets	49.7%	60.9%

Cash Flows: (In thousands)
	Nine Months Ended January 31,
	2005	2004
Cash provided by operating activities	$8,048	$2,091
Cash (used in) provided by investing activities	(4,082)	6,533
Cash provided by financing activities	810	13,729

Net increase in cash and cash equivalents	$4,776	$22,353

Since our inception, we have financed our operations and capital expenditures through private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock.

During the nine months ended January 31, 2005, we generated $8.0 million of cash from operating activities compared to $2.1 million for the nine months ended January 31, 2004. This increase was the result of our operating profit adjusted for non-cash-related items, a decrease in operating assets, an increase in deferred revenue and a decrease in operating liabilities. Working capital uses of cash included an increase in prepaid expenses and a decrease in accrued liabilities. Prepaid expenses increased as a result of a higher level of overall business activity. Accrued liabilities decreased primarily as a result of cash payments made against the restructuring accrual recorded during fiscal 2003. Working capital sources of cash included decreases in accounts receivable, inventory and other assets, and increases in deferred revenue and accounts payable. Accounts receivable decreased during the nine months ended January 31, 2005 as a result of a large portion of the revenue in the third fiscal quarter of 2005 being recognized early in the quarter. This allowed the Company the opportunity to collect the receivables before quarter end. Inventory decreased primarily as a result of our concerted efforts to keep minimal amounts of inventory on hand coupled with higher sales of our product. Other assets decreased due to the transfer of the deposits on our current facility in Sunnyvale from long-term to short-term deposits. Deferred revenue increased mainly as a result of increased sales of service and support. Accounts payables increased during the nine months ended January 31, 2005 as a result of increased overall business activities.

During the nine months ended January 31, 2004, we generated $2.1 million of cash from operating activities. This increase was the result of an operating loss for the nine months ended January 31, 2004 adjusted for non-cash items, an increase in deferred revenue and a decrease in operating liabilities. Working capital uses of cash included increases in prepaid expenses and other current assets, and a decrease in accrued liabilities. Prepaid expenses and other current assets increased as a result of a large committed order with one of our vendors to obtain discounted prices on essential product. Accrued liabilities decreased over the prior quarter primarily as a result of cash payments made against the restructuring accrual recorded during fiscal 2003. Working capital sources of cash included a decrease in accounts receivable and inventory, and increases in deferred revenue and accounts payable. Accounts receivable decreased as a result of our concerted efforts on collections and the linearity of our shipments throughout the quarter ended January 31, 2004. Our days sales outstanding have decreased from 61.8 at April 30, 2003 to 31.8 at January 31, 2004. Inventory has decreased as a result of higher sales, which allowed us to use excess inventory from the prior year. Deferred revenue increased as a result of increased sales of service and support and in particular, we saw increased activity in our three year support orders. Accounts payables increased during the nine months ended January 31, 2004 as a result of a lower than usual accounts payable balance at April 30, 2004 and as a result of a large committed order recorded with one of our vendors in order to obtain discounted prices on essential product.

Net cash (used in) provided by investing activities was ($4.1) million for the nine months ended January 31, 2005 and $6.5 million for the nine months ended January 31, 2004. Net cash used in investing activities for the nine months ended January 31, 2005 was primarily due to purchases of property and equipment and capitalized software of approximately ($2.3) million and cash paid out as a result of the Ositis and Cerberian acquisitions of approximately ($2.2) million. Net cash provided by investing activities for the nine months ended January 31, 2004 was primarily due to the sale of short term investments and the acquisition of cash equivalents of approximately $10.4 million offset by cash paid out as a result of the Ositis acquisition of approximately $3.1 million.

Net cash provided by financing activities was $0.8 million and $13.7 million for the nine months ended January 31, 2005 and 2004, respectively. The net cash provided by financing activities for the nine months ended January 31, 2005 was due to the issuance of common stock to employees who exercised options. The net cash provided by our financing activities for the nine months ended January 31, 2004 was primarily due to a private equity financing.

In the future, we expect that any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities.

Contractual Obligations

Our contractual operating lease and purchase commitments as of January 31, 2005 for the next five years are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3 -5 years	More than 5 years
Operating leases:
Abandoned space	$5,038	$3,006	$2,032	$—	$—
In use	2,555	1,527	904	124	—

Total	7,593	4,533	2,936	124	—

Purchase and other commitments (1)	746	746

Total	$8,339	$5,279	$2,936	$124	$—

(1)	Purchase and other commitments represent agreements to purchase component inventory, manufacturing material and equipment from our suppliers and contract manufacturers that are enforceable and legally binding against us in the short- and long-term.

We lease certain equipment and office facilities under various noncancelable operating leases that expire at various dates through fiscal 2008. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases. As of January 31, 2005, we did not have any other significant contractual obligations or commercial commitments.

As of January 31, 2005, we continue to have no outstanding debt and we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor did we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk.

New Accounting Pronouncements

See Note 1 of the Condensed Consolidated Financial Statements for the full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

Acquisition

On November 16, 2004, the Company completed its acquisition of Cerberian®, a provider of URL filtering software. The purchase price of $19.5 million consisted of approximately 806,000 shares of Blue Coat common stock valued at $17.4 million, $0.6 million in estimated direct transaction costs, Cerberian options assumed by Blue Coat valued at $0.5 million and the estimated fair value of a note from Cerberian to Blue Coat of $1.0 million. This transaction was accounted for as a purchase in accordance with SFAS No. 141, Accounting for Business Combinations, and the purchase price was allocated to the assets acquired and liabilities assumed based upon the fair value.

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

We cannot reliably forecast our future quarterly sales for several reasons, including:

•	The market in which we compete is relatively new and rapidly evolving;

•	Our sales cycle varies substantially from customer to customer;

•	The percentage of our sales related to subscription-based products which are ratable may vary;

•	Our sales cycle may lengthen as the complexity of proxy appliance solutions continues to increase; and

•	Our inability to predict future macro-economic conditions.

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

Market awareness of our product is essential to the growth and success of our company. One of our goals is to increasingly market and advertise our company and our products. If our advertising and marketing programs are not successful in creating market awareness of our company and products, our revenues and results of operations could be adversely impacted.

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

The Company sets its sales quotas based on total product revenue (which includes both Proxy SG revenue and third party software revenue) rather than by individual product categories. In the second quarter of fiscal 2005, the Company’s total product revenue increased, however, third party software revenue was higher than expected and Proxy SG revenue declined from the previous quarter. Proxy SG revenue increased in the third fiscal quarter ending January 31, 2005 compared to the second fiscal quarter; however, if Proxy SG revenue were to decline again in the future, the Company’s gross margins, financial condition and operating results could be adversely affected.

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

During the quarter ended January 31, 2005, the productivity rate of our sales territory managers was at or close to our Company’s expected full capacity. In order to meet anticipated increased sales levels in the future, we need to hire additional sales personnel or increase sales productivity per person. If we cannot hire additional sales personnel or increase sales productivity, our ability to increase sales amounts in the future will be seriously hindered.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent auditors determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Blue Coat may be adversely affected and could cause a decline in the market price of our stock.

Potential new accounting pronouncements may impact our future financial position or results of operations.

Future changes in financial accounting standards, including new changes in accounting for employee stock-based awards, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses.

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

We have existing commitments to lease office space in Sunnyvale, California and Redmond, Washington in excess of our needs for the foreseeable future. In the fourth quarter of fiscal 2002, we recorded a restructuring charge of $9.5 million, which represented the remaining lease commitments for vacant facilities, net of expected sublease income at that time. In December 2002, our facility in Redmond, Washington was subleased for the remainder of the term of the original lease at a rental price consistent with our initial estimates. In July 2002, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Due to its financial difficulties, our tenant in Sunnyvale, California surrendered the premises and vacated the property in January 2003. In October 2004, we entered into a sublease agreement for the remainder of the lease term of this facility at a rental price that was consistent with our initial estimates. Since the original accrual for abandoned space we have revised our accrual estimates several times to reflect market trend information provided by a commercial real estate broker. As of January 31, 2005, $4.4 million of this accrued liability remains on the balance sheet. We may be required to record additional charges if our existing tenants default on their lease obligations.

We have received requests for information and subpoenas from the SEC, which could result in substantial costs and divert management attention and resources.

In November of 2004 the company received an informal request for information from the SEC related to certain trading activity in the Company’s stock prior to the earnings announcement in May of 2004. On February 28, 2004 the Company received subpoenas from the SEC for additional information and for two executives of the Company to give testimony to the SEC regarding this matter. We believe this investigation pertains to trading by individuals or organizations outside the Company. Pursuant to this request, the Company has provided emails and other correspondence. The Company has fully cooperated and complied with the SEC’s informal request. The SEC has informed us that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred. Responding to the SEC information requests and subpoenas could result in substantial costs and divert management’s attention and resources, which could seriously harm our business.

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

In fiscal 2004, the Company experienced an increase in demand in its fiscal third quarter. This increased level of demand did not continue into the fiscal fourth quarter. If the Company experiences an increase in demand in any one of its quarters, investors should not view this as an indication of a trend that would continue into the following quarter. If the trend does not continue, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

We have a history of losses and profitability could be difficult to sustain.

Although we have achieved profitability for the past five quarters, we incurred losses from our inception until the third quarter of fiscal 2004. Furthermore, we may not be able to maintain quarterly profitability in the future. If our revenue growth, if any, is less than anticipated or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience additional losses on a quarterly and annual basis.

Our stock price is volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

Since our initial public offering in November 1999 through March 7, 2005, the closing market price of our common stock has fluctuated significantly, ranging from $2.25 to $823.45. The market price of our common stock may fluctuate significantly in response to the following factors:

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

Revenue for the quarter ended January 31, 2005 increased by 13% when compared to the prior quarter. There is uncertainty relating to the prospects for near-term U.S. economic growth and growth within the international markets. This uncertainty could possibly contribute to delays in decision-making by our existing and potential customers and a resulting decline in our sales. Continued uncertainty or a decrease in corporate spending could result in a decline to our sales and our operating results could be below our expectations and the expectations of public market analysts and investors.

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

For the three months ended January 31, 2005, sales to customers outside of North America accounted for approximately 52.8% of our net sales as compared to approximately 42.3% for the three months ended January 31, 2004. We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. Because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations, including efficient use of existing resources and effective channel management, and recruit additional international resellers. To the extent we are unable to do so in a timely manner, our growth, if any, in international sales will be limited and our business could be seriously harmed.

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

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. As of January 31, 2005 we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

Beginning on May 16, 2001, a series of putative securities class actions were filed against the firms that underwrote our initial public offering, us, and some of our officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc.Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in the Florida case dismissed us and individual officers and directors from the action without prejudice. The complaints in the New York and Florida cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that we and our current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 Registration Statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 19, 1999 and December 6, 2000. A lead plaintiff has been appointed for the consolidated cases pending in New York. On April 19, 2002 plaintiffs filed an amended complaint.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. Under the settlement, the plaintiffs would dismiss and release all claims against participating defendants, including us, in exchange for a contingent payment undertaking by the insurance companies collectively responsible for insuring the issuer defendants in the coordinated action, and assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Pursuant to the undertaking, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the total amount ultimately collected by the plaintiffs from the underwriter defendants in the coordinated action.

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

As of January 31, 2005, we had approximately $44.2 million in cash and cash equivalents. We believe that these amounts will enable us to meet our capital requirements for at least the next twelve months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net sales could be seriously impacted, since a significant portion of our net sales are derived from international operations. Net sales from international operations represented 52.8% and 42.3% of total net sales for the three-month periods ended January 31, 2005 and 2004, respectively. Alternatively, a weakening dollar would increase our expenses in foreign currencies.

As of January 31, 2005, we had approximately $40.0 million invested primarily in certificates of deposit and fixed-rate, short-term corporate and U.S. government debt securities, which are subject to interest rate risk and will decrease in value if market U.S. interest rates increase. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of January 31, 2005, no significant changes to our investment portfolio have occurred since our Annual Report on Form 10-K for the year ended April 30, 2004.

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

(2) Changes in Internal Control over Financial Reporting. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls during the quarter over financial reporting. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer identified a Material Weakness during the quarter in our internal controls related to a stock option modification in a severance agreement where the exercise period had been extended beyond the original terms. This weakness related to the fact that initially an incorrect compensation charge was recorded when a severance agreement for the CFO was entered into. The contractual exercise period for stock option exercise was extended from 90 days to 12 months after the end of employment. The charge is now reflected correctly in the condensed consolidated financial statements for the three and nine month periods ended January 31, 2005. None of our previously filed condensed consolidated financial statements contained this incorrect information.

Under the direction of our Audit Committee and with the participation of our senior management, we have taken steps designed to strengthen our internal controls and procedures to address the internal control weakness. We have, on an immediate basis, taken steps to improve our internal controls and our control environment. We have hired additional accounting staff to handle the increased requirements of our company and will take prompt action, as necessary, to further strengthen our internal controls to comply with Sarbanes-Oxley compliance procedures. Moreover, we will continue our efforts to identify, assess and correct any additional weaknesses in our internal controls.

Other than as described above, there has been no other change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on May 16, 2001, a series of putative securities class actions were filed against the firms that underwrote the Company’s initial public offering, some of the Company’s officers and directors, and the Company in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc.Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in the Florida case dismissed the Company and individual officers and directors from the action without prejudice. The complaints in the

New York and Florida cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in the Company’s initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the Company and its current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, by making material false and misleading statements in the prospectus incorporated in the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company’s stock between November 19, 1999 and December 6, 2000. A lead plaintiff has been appointed for the consolidated cases pending in New York. On April 19, 2002 plaintiffs filed an amended complaint.

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

Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in the Company’s balance sheet as of January 31, 2005. As additional information becomes available, the Company will reassess the probability and potential liability related to pending litigation, which could materially impact the Company’s results of operations and financial position.

Item 6. Exhibits and Reports on 8-K

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997).

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002).

10.1*	Employment Agreement between Blue Coat Systems, Inc. and Robert Verheecke dated as of November 4 , 2004 (which is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004).

10.2*	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under the Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004).

31.1	Rule 13a–14(a)/15d-14(a) Certification of Brian NeSmith

31.2	Rule 13a–14(a)/15d-14(a) Certification of Robert Verheecke

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

(b)	Reports on 8-K:

i.	On November 10, 2004, the Company filed a report on 8-K reporting under Item 1.01 that the Company entered into a letter agreement with Robert P. Verheecke, the Company’s Vice President, Chief Financial Officer and Secretary, providing for his continued employment through May 2, 2005.

ii.	On November 23, 2004, the Company filed a report on 8-K reporting under Item 5.05 that the Company had adopted a new Code of Business Conduct.

iii.	One November 23, 2004, the Company filed a report under Item 2.01 that the Company had consummated a merger with Cerberian, Inc.

iv.	On January 21, 2005, the Company filed a report on 8-K reporting under Item 5.02 that the Company appointed James A. Barth to serve on the Company’s Board of Directors.

v.	On January 27, 2005, the Company filed a Form 8-K/A amending the Form 8-K filed on November 23, 2004 relating to the merger with Cerberian, Inc. in order to furnish the SEC the following financial statements:

1.	Cerberian, Inc. Consolidated Financial Statements for the 9-month period ended September 30, 2004 and for the years ended December 31, 2003 and 2002;

2.	Report of Ernst & Young LLP, independent auditors;

3.	Balance Sheets as of September 30, 2004, December 31, 2003 and December 31, 2002;

4.	Statements of Operations for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002;

5.	Statement of Stockholders’ Equity for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002;

6.	Statements of Cash Flows for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002;

7.	Notes to Financial Statements;

8.	Unaudited Pro Forma Condensed Combined Balance Sheet of the Company as of October 31, 2004;

9.	Unaudited Pro Forma Condensed Combined Statement of Operations of the Company for the six months ended October 31, 2004; and

10.	Unaudited Pro Forma Condensed Combined Statement of Operations of the Company for the year ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Robert Verheecke
Robert Verheecke
Chief Financial and Accounting Officer

Dated: March 11, 2005