Form 10-K
period 2005-04-30
BLUE COAT SYSTEMS INC
filed 2005-07-14
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2005

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on October 29, 2004) was approximately $178,790,428.

As of June 30, 2005, there were 12,394,350 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

BLUE COAT SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, future product acceptance, future product and sales development, future operating results, and future cash usage, as well as statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our limited ability to forecast quarterly operating results and meet analyst or investor expectations, inability to create additional sales through our sales channel partners, variability in net revenue and earnings resulting from deferred revenue, manufacturing delays and price increases from our third-party manufacturers, supply shortage, inability to maintain a competitive position in the proxy appliance market, increased competition and inability to compete with our competitors, costs and effort in responding to investigations from the Securities and Exchange Commission (“SEC”), inability to sustain profitability, unpredictable increase in demand for our products, product concentration, technological changes, gross margin fluctuations, reliance on third-party software licenses, inability to generate increased international sales, unpredictable macroeconomic conditions, unpredictable sales cycles, legislation surrounding corporate governance and internal controls, undetected product errors, foreign currency exchange rate movements and economic conditions in foreign markets, inability to attract and retain key employees, costs and effort in defending a Class Action Lawsuit, inability to defend our intellectual property rights, inability to raise additional capital, gross margin erosion from large sales deals, increased litigation, new accounting standards, future acquisitions, product liability claims, occurrence of a natural disaster, volatility in our stock price and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent SEC filings.

Blue Coat® Systems, Inc., also referred to in this report as “we”, “us” or the “Company”, was incorporated in Delaware on March 16, 1996 as CacheFlow® Inc. On August 21, 2002, we changed our name from CacheFlow Inc. to Blue Coat Systems, Inc. and this filing and all future SEC filings will be under the name Blue Coat Systems, Inc. The ticker symbol for our common stock was also changed from CFLO to BCSI.

On September 16, 2002, we filed an amendment to our Certificate of Incorporation, implementing a one-for-five reverse split of our outstanding common stock. Our common stock began trading under the split adjustment at the opening of the NASDAQ Stock Market on September 16, 2002. Our number of authorized shares of common stock, however, remains at 200 million. We have 10 million authorized but unissued shares of preferred stock. All share and per share amounts in this Annual Report on Form 10-K and in the accompanying consolidated financial statements and notes thereto reflect the reverse stock split for all periods presented.

Overview

As organizations grow increasingly dependent on the Internet to communicate with customers, partners and employees, the Web browser is fast becoming the universal window into mission-critical communications and information. This has many advantages for the enterprise: Web-based applications and protocols are fast, inexpensive and easy to deploy and manage. But these benefits can lead to increased risks for the enterprise, such as increased help-desk calls due to spyware, legal liabilities associated with inappropriate Web surfing and content, open back doors for Web viruses to enter via instant messaging (“IM”) or personal Web email, network bandwidth and storage abuse due to peer-to-peer (“P2P”) file sharing and video streaming, and productivity losses from non-business related Web surfing and IM chatting. When every user on the network has a Web browser, every user also has the means to negatively affect the network infrastructure, whether intentionally or not. A solution is to use a proxy appliance that is designed to provide Web visibility and control while also improving network performance.

Blue Coat proxy appliances help organizations make the Web safe and productive for business, providing visibility and control of Web communications to protect against risks from spyware, Web viruses, inappropriate Web surfing, IM, video streaming and P2P file sharing - while actually improving Web performance. Positioned in the network between the users and the Internet, proxy appliances do not replace existing perimeter security devices; rather, they complement network firewalls by providing granular policy-based controls over Web traffic in ways that firewalls and other externally focused devices cannot.

Blue Coat Solutions

The Blue Coat ProxySG™ family of proxy appliances provides enhanced visibility and control of Web communications while actually improving Web performance. Based on Blue Coat SGOS™, a custom, object-based operating system with integrated caching, these proxy appliances leverage existing authentication systems to enable flexible policy enforcement down to the individual user. ProxySG provides comprehensive proxy support of all Web protocols with integrated content filtering, spyware prevention, web virus scanning, instant messaging control, peer-to-peer control, streaming control and pop-up ad blocking.

The ProxyAV™ family of appliances integrates with the ProxySG to provide scalability and performance in real-time scanning of Web-based file downloads for viruses, worms and Trojans. Pairing the ProxyAV with the ProxySG provides significant advantages for high-speed Web virus scanning that standalone systems cannot match. Both the ProxyAV 400 and ProxyAV 2000 series appliances provide the same comprehensive features with easy deployment and a choice of virus scanning engines from Sophos, McAfee and Panda.

Blue Coat’s end-to-end product portfolio includes powerful reporting, policy and configuration management software - delivering a scalable proxy system architecture for centralized or distributed enterprise environments. Each of these features is described in more detail below.

Web Proxy

First generation proxy servers - software-based applications running on general-purpose operating systems - offer a point of control for securing network access, but their performance degrades under today’s heavy Internet and intranet usage. Blue Coat’s proxy appliances are designed to provide next-generation proxy functionality that deliver business and technology benefits to Web-dependent enterprises.

Configured as a proxy server deployed between corporate users and the Internet, Blue Coat proxy appliances intelligently manage user requests for content. When a user selects a Universal Resource Locator (“URL”), the request first goes to the Blue Coat proxy appliance for authentication and authorization. If the objects from the requested page are already “cached” or stored on the Blue Coat appliance, they are immediately served to the user. If the objects are not stored locally, the Blue Coat appliance acts as a proxy for the user by communicating to the origin server via the Internet. When the objects are returned from the origin server, a copy is delivered to the user and also stored in the system’s cache to serve all subsequent requests. The entire transaction is monitored and logged for reporting and analyses purposes.

Blue Coat allows enterprises to proxy most Web protocols, including HTTP and HTTPS, which are commonly used for Web browsing; FTP which is used for file transfers streaming media protocols from Microsoft, Real and Quicktime and instant messaging protocols by the public IM vendors such as AOL, Microsoft and Yahoo.

Web Filtering

URL filtering, or the ability to control access to Web sites, is critical to minimizing an organization’s business risk. Inappropriate Web surfing can lead to decreased worker productivity and the introduction of viruses. Both situations can result in considerable financial costs for any company. Other security breaches occur through inappropriate Web use such as the loss of intellectual property and other proprietary information. Unsanctioned Web-based applications can also consume large amounts of network bandwidth and the viewing of adult content sites by employees can lead to costly lawsuits.

Blue Coat proxy appliances provide policy controls in performance-based hardware and a custom operating system to give enterprises visibility and control over their employee’s Web communications. Combined with comprehensive enterprise policy controls, the Blue Coat ProxySG appliances provide the necessary components for effective content filtering.

Effectively controlling spyware, P2P, or IM requires deep content inspection and a high level of system performance. Controlling spyware, for example, not only requires URL filtering but also the ability to recognize and block “drive-by” installers, scan for known spyware signatures and detects spyware communication attempts. A URL filtering list alone cannot provide this level of content inspection to all instances of spyware activity. The Blue Coat solution combines custom hardware with a high-performance operating system, unique policy architecture with deep content inspection and an integrated proxy cache that stores commonly accessed content. The Blue Coat solution extends the reach of URL filtering with the performance that organizations require.

URL filtering deployed on a ProxySG (On-Proxy) integrates the scalability, performance, and protection of the proxy appliance with a comprehensive URL database. Blue Coat offers customers the option of integrating their choice of URL filtering database on-proxy, including Blue Coat Web Filter, Secure Computing’s SmartFilter, SurfControl Web Filter, Websense Enterprise, ISS Proventia Web Filter, ALSI InterSafe, and CyberGuard Webwasher.

The Blue Coat ProxySG also supports custom category creation, exceptions and overrides. Combined with a customer’s preferred URL filtering list, custom categories can be defined for special circumstances enabling an organization to advise, coach, and enforce corporate Internet policies and apply additional content security controls. These lists can act as both “black lists” (undesirable content) and “white lists” (allowed content).

Automatic URL updates ensure that the vendor’s list stays current on the ProxySG appliance while log files securely transferred to the favorite reporting solution produce reports for providing visibility of web communications.

Web Anti-Virus

Gateway Web anti-virus has not been widely deployed in organizations due to unacceptable throughput and latency experienced with existing products. Web anti-virus solutions that slow down response times for browser-based traffic force Information Technology staff to compromise between the performance users demand, and the security required by the business. This has been the situation with Web anti-virus, which has created open back doors in the security infrastructure that have allowed Web-based viruses to infect enterprise systems. These open doors include employee use of Web-based personal email and Internet file downloads.

Blue Coat now enables organizations to deploy Web anti-virus with scalable, high-performance options designed to meet the “real-time” requirements of Web traffic. Blue Coat has developed the ProxyAV appliance, a high-performance Web anti-virus appliance that delivers up to 249 Mbps throughput and 4 millisecond average latency for “real-time” Web traffic virus scanning. The ProxyAV appliance works in concert with Blue Coat’s ProxySG platform, which quickly and intelligently processes Web objects to determine which objects should be scanned for viruses. Suspect Web objects are then sent to the ProxyAV appliance where they are quickly scanned for viruses using the Sophos, McAfee or Panda virus scanning engine. If deemed clean by the scanning engine, a signal is sent back to the ProxySG indicating that delivery of the object may proceed to the end-user. Clean objects are also cached on the ProxySG for an additional performance benefit.

Blue Coat offers customers the flexibility to choose which anti-virus engines to run on the ProxyAV, among industry-leaders Sophos, McAfee and Panda, each providing automated updates. This flexibility of ProxyAV allows customers to implement a layered anti-virus defense across the distributed enterprise, where a different anti-virus engine can be deployed at the Web gateway to complement email servers and desktops.

Spyware Prevention

Spyware and adware pose security, privacy and productivity risks for the enterprise. Users, often unknowingly, download spyware and Web content providers are financially incented to disperse spyware agents. This results in backdoors, key loggers, information collection, privacy breaches, and network abuse as spyware quietly “calls home.” It also crashes browsers, slows networks and overwhelms IT help desks.

Spyware leverages multiple vectors to be successful, making silver bullet defenses using coarse-grained controls useless and unproductive, impeding critical Web-based business communications. No single technique can filter out spyware and adware to defend against the threat.

Blue Coat provides a preventive spyware defense that combines multiple techniques in a high-performance solution acceptable for Web-based business communications. Latency is minimal and the protection layers are comprehensive to stop, block and scan spyware without impeding business processes.

Blue Coat’s proxy-based gateway anti-spyware solution utilizes advanced policy controls to stop “drive-by” spyware installations, which secretly install on desktop computers without user knowledge. The comprehensive solution also blocks access to known spyware Web sites and scans Web content for known spyware signatures. In addition, Blue Coat’s solution identifies and reports infected computers to IT administrators, while end-users are also notified that a spyware clean-up is required.

Instant Messaging Control

Instant Messaging usage has become commonplace within the enterprise and continues to increase. Employees can freely install public IM software from AOL, Microsoft or Yahoo to “chat” with peers, business colleagues and friends using the company network. Unauthorized use of these applications raises many valid security and productivity concerns among IT managers and security officers. Blue Coat ProxySG appliances allow organizations to gain control of public IM applications already in use. By applying access control, logging and reporting to public IM, organizations are able to turn public IM products into enterprise-safe messaging solutions. ProxySG appliances can specify which IM protocols and clients can be used on the network, and who can use them. The appliances allow administrators to configure IM for internal or external use, establish authentication rules for using IM, allow or deny attachments by file type, control use of status modes such as “idle” or “away,” and allow or deny chat room access or voice chat.

Peer-to-Peer (P2P) Control

P2P traffic, often characterized as file sharing music or movie files, is consuming valuable bandwidth on many networks today and can have an adverse impact on legitimate mission-critical applications. Additionally, P2P traffic opens the door for viruses and a host of legal concerns that can be counterproductive to any business. P2P may be contributing to some of the following issues:

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

Controlling the use of P2P in the enterprise requires a solution that is as dynamic as the problem itself. This means that an administrator must be able to evaluate the P2P problem from their own network perspective and apply controls that relate to their company’s policy needs. Blue Coat provides the architecture for immediate and dynamic P2P control. Blue Coat’s ProxySG allows an administrator to log and control P2P traffic to the degree required. Additionally, as P2P clients change, the ProxySG policy can be adjusted to capture new clients, blocking P2P communications to and from the Internet.

Bandwidth Management

Left unchecked, streaming media and recreational Web surfing can clog corporate networks with unnecessary traffic and limit mission-critical applications of the bandwidth needed to run effectively. Additionally, both service providers and corporations need to be able to protect themselves from flash-traffic situations and to manage their external bandwidth access costs. To protect bandwidth and scale a network requires infrastructure that employs policy-based controls to manage content, users and protocols.

Blue Coat ProxySG appliances provide a proven, flexible way to control and apply content-based protection policies for network bandwidth. With Blue Coat solutions, companies can control their network by applying:

•	Policy-based Bandwidth Limits: Create policies to constrain who can use certain media types, and how much. For example, companies can allow their executives to view high-bandwidth streaming media, but only allow the accounting group to view streams up to 56k on corporate sites.

•	Deny by content type: Flexible policy architecture limits certain users or network segments access to large amounts of data that potentially clog corporate networks. For example, block MP3 files from being downloaded. Or, block MP3 files for everyone except the Webmaster who may require audio files to complete a corporate project.

•	Access control based on user, group, network address and time of day: Prevent all access to the Internet except for a group of users that need access to do their jobs, effectively freeing bandwidth for mission-critical needs.

•	Content positioning: Provides pre-positioning of content commonly accessed by users. Tools are available that let administrators pre-position large data types like multimedia and streaming content, effectively optimizing the use of expensive WAN links through intelligent content positioning policies.

•	Caching: Integrated into every Blue Coat appliance is patent-pending, intelligent caching software enabling Web and multimedia content to be stored locally - closer to users. With up to 60 percent of end-user requests for content being redundant, caching provides a foundation for bandwidth management.

Products

The Blue Coat ProxySG family of appliances includes the ProxySG 200 Series, 400 Series, 800 Series and 8000 Series. The four ProxySG appliance models are very similar in terms of functionality, but differ mainly in terms of their performance characteristics and scalability. The Blue Coat ProxyAV Web anti-virus appliances include the ProxyAV 400 Series and same as ProxyAV 2000 Series. These two models are also similar in functionality but differ primarily in terms of performance and scalability. The Blue Coat Spyware Interceptor anti-spyware appliance comes in one model and is designed for networks with 1,000 users or less. We currently license to our customers custom operating systems, which are used in conjunction with our ProxySG and ProxyAV appliances, which include third party URL filtering software, third party anti-virus software and Blue Coat Reporter. We also manufacture an appliance called Director, which is used primarily to manage large numbers of ProxySG appliances in a customer’s environment.

ProxySG

The ProxySG family of proxy appliances includes the 200 Series, 400 Series, 800 Series and 8000 Series. Based on Blue Coat SGOS™, a custom, object-based operating system with integrated caching, these proxy appliances leverage existing authentication systems to enable granular policy enforcement down to the individual user. Blue Coat’s end-to-end product portfolio includes powerful reporting, policy and configuration management software - delivering a scalable proxy system architecture for centralized or distributed enterprise environments. Delivered as a rack mountable appliance for simple installation and management, these ICSA-certified solutions easily integrate with existing security and network infrastructure.

The ProxySG 200 and 400 Series appliances enable corporations to extend Web traffic protection and control to the branch and remote locations, while significantly reducing the administration and management costs for securing a distributed enterprise. Both the ProxySG 800 and the ProxySG 8000 Series appliances were designed to meet enterprise requirements for capacity, performance, availability and centralized management. While all four provide the same broad application support and features, the 8000 Series provides an expandable, modular platform for customizing disk size, RAM and network interface cards. Our ProxySG appliances are comprised of a specialized hardware platform and our custom operating system (SGOS).

ProxySG 200 Series

The ProxySG 200 Series appliances are rack mount proxy appliances that extend Web visibility and control to the branch office. The 200 Series appliances include secure remote administration capabilities, and provide flexible control and high-end performance with up to 512 megabytes (“MB”) of memory, 40 gigabytes (“GB”) of disk capacity and a built-in pass-through card. Utilizing a custom, object-based operating system with integrated caching for performance, organizations can advise, coach and enforce granular policies down to individual users.

ProxySG 400 Series

The Blue Coat ProxySG 400 Series are designed to increase control over branch and regional office Web communications while reducing the costs associated with distributed deployments. Available as a rack mountable or desktop device, the ProxySG 400 platform easily “drops in” to branch and regional environments. The ProxySG 400 is available in two fixed configurations, one with a single 40GB disk drive and 256MB of random access memory (RAM), and the other with two 40GB disk drives and 512 MB of RAM.

ProxySG 800 Series

The ProxySG 800 Series appliances are easy to manage and install in minutes with little ongoing maintenance, optimized for regional and corporate office installations. The systems include removable, hot-swappable disk drives. Specific configurations range from systems with a single 36 GB disk drive and 512 MB of RAM, to systems with four 73 GB disk drives and 2 GB of RAM.

ProxySG 8000 Series

Blue Coat ProxySG 8000 Series appliances represent the next generation in high-end appliance platforms. These purpose-built proxy appliances provide enhanced visibility and control of Web communications with wire-speed performance. Specific configurations range from systems with two 73 GB disk drives and 1 GB of RAM to systems with eight 73 GB disk drives and 4 GB of RAM.

ProxyAV

The ProxyAV family of Web anti-virus appliances includes the 400 Series and 2000 Series. The Blue Coat ProxyAV enables organizations to scan for viruses, worms and trojans entering through Web-based backdoors that include personal Web email accounts where a majority of viruses and worms propagate, Web spam or email spam which unknowingly activates trojan downloads, and browser-based file downloads that bypass existing virus scanning defenses. The ProxyAV combined with the ProxySG provides scalability for virus scanning, plus comprehensive visibility and control of enterprise Web communications. The ProxyAV leverages virus scanning engines from Sophos, McAfee and Panda. Our ProxyAV appliances are comprised of a specialized hardware platform.

ProxyAV 400 Series

The ProxyAV 400 Series represents the next generation in appliance platforms for enterprise Web anti-virus scanning. The ProxyAV 400 Series is a purpose-built Web anti-virus appliance designed for quick integration with the ProxySG 800 Series appliance for deployment in medium enterprise or distributed environments. The ProxyAV is delivered in two fixed configurations, one with a single 850 megahertz (MHz) processor and 512 megabytes (MB) of random access memory (RAM), and the other with a single 1.26 gigahertz (GHz) processor and 512 MB of RAM.

ProxyAV 2000 Series

The ProxyAV 2000 Series is an appliance designed for scalable performance and simple integration with the Blue Coat ProxySG appliance. The ProxyAV 2000 Series is available in four different configurations ranging from systems with a single 2.0 gigahertz (GHz) Intel P4 Xeon processor with 768 megabytes (MB) of random access memory (RAM), to dual 2.4 gigahertz (GHz) Intel P4 Xeon processors with 3.0 gigabytes of RAM.

Spyware Interceptor

Blue Coat Spyware Interceptor is an effective anti-spyware appliance for networks with 1,000 users or less. Spyware Interceptor is built on Blue Coat’s proxy technology, and comes in an easy-to-deploy and affordable appliance form-factor. The appliance utilizes SCOPE™ (Spyware Catching Object Protection Engine) technology to prevent both known and unknown forms of spyware at the gateway, which uniquely allows access to legitimate Web applications and the ability to safely view spyware-laden Web sites without becoming infected. The spyware prevention capabilities in Spyware Interceptor are derived from Blue Coat’s enterprise focused ProxySG™ solution. Spyware Interceptor allows IT administrators to minimize futile cycles using ineffective spyware cleaners.

Spyware Interceptor requires an annual license subscription based on the number of computers being supported. The subscription includes SCOPE engine updates, continuous spyware profile updates and Blue Coat’s policy optimization service backed by Blue Coat Labs.

Blue Coat Reporter

The Blue Coat Reporter is a log processing and reporting product that generates out-of-the-box reports tailored for the Blue Coat proxy appliances. Reporter provides identity-based user and network reporting that helps evaluate Web security policies and resource management. Because it is Web-based and cross-platform, it gives companies the flexibility to view Web usage reports from anywhere administrators or managers have access to a network connection and a Web browser.

Blue Coat Director

The Blue Coat Director delivers scalable change management for the Blue Coat ProxySG appliances. Built as an extensible management appliance, Director provides configuration management, security and policy management, and resource management for enterprises deploying a large number of ProxySG appliances as a foundation of the Web security infrastructure. Director enables administrators to:

•	Reduce management costs by centrally managing all ProxySG appliances;

•	Eliminate the need to configure remote devices manually;

•	Rapidly deploy and upgrade ProxySG appliances;

•	Distribute user security policy across the network; and

•	Recover from system problems with configuration snapshots and recovery.

WinProxy Software

The Blue Coat WinProxy® SecureSuite is an Internet security and sharing software package. The software allows small organizations and users to share an Internet connection without having Internet sharing expertise.

Our Key Strategies

Our objective is to be the leading provider of proxy appliances. Key elements of our strategy include the following:

Focus on the Mid/Large Enterprise Market Segment. We are focused on developing proxy appliances for the mid-to-large size enterprises, which might include organizations with several thousand users to organizations with tens-of-thousand of users. We believe this focus helps us to rapidly identify and target attractive market opportunities. We are directing our product development, marketing and sales activities at the enterprise market segment, which we believe represents the most attractive opportunity based on a demonstrated need for proxy appliances, the opportunity to sell to numerous customers and the level of existing competition.

Enhance Capabilities of our ProxySG. We intend to use our technological expertise to keep pace with the needs of the evolving proxy appliance market. We plan to continue to develop both the hardware and operating system of our solution to gain and maintain a competitive advantage and expand the market for our products. Our additional efforts to enhance the capabilities of our ProxySG appliances include adding more functionality to secure and control new emerging applications, enhancing security for emerging Web threats and increasing the price performance of our appliances.

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

Sales and Marketing

We utilize a combination of our territory-based sales teams, resellers and distributors as appropriate for each of our target markets. We support our distribution channels with systems engineers and customer support personnel that provide technical service and support to our customers. We have entered into agreements with resellers and distributors such as Westcon, Allasso, Nissho Electronics, Alternative Technologies and others.

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

Research and Development

We believe that strong product development capabilities are essential to our continued success and growth. Our research and development efforts are focused on developing new products as well as improvements and enhancements to our existing products. Research and development expenses were $16.5 million, $12.0 million and $11.9 million for the fiscal years ended April 30, 2005, 2004 and 2003, respectively.

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

The market for proxy appliances is evolving rapidly. In order to stay competitive, we must make significant investments in research and development based on what we perceive to be the direction of the market. We currently spend a significant amount of our resources on research and development projects and plan to continue to do so for the foreseeable future. Current research and development projects will enhance our position in the marketplace only if the proxy appliance market matures as we anticipate. Failure on our part to anticipate the direction of the market and develop products that meet those emerging needs will seriously impair our business, financial condition, and results of operations.

We expect that most of the enhancements to our existing and future products will be accomplished by internal development. However, we currently license some technologies and will continue to evaluate externally developed solutions for integration into our products.

Manufacturing

We currently outsource, to third parties, the manufacturing of our ProxySG products, except that we perform final assembly and testing ourselves for our ProxySG 800. This approach allows us to reduce our investment in manufacturing capital and to take advantage of the expertise of our vendors. Our internal manufacturing operations consist primarily of prototype development, materials planning and procurement, and some final assembly, testing and quality control. Our standard parts and components are generally available from more than one vendor, while our custom parts are usually single sourced. We typically obtain these components through purchase orders and currently do not have contractual relationships or guaranteed supply arrangements with these suppliers. If one of these vendors ceased to provide us with necessary parts and components, we would likely encounter delays in product production as we make the transition to another vendor, which could seriously harm our business. Furthermore, if actual orders do not match our forecasts (as we have experienced in the past), we may have excess or insufficient inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

Backlog

We typically ship products shortly after receipt of an order. Our backlog is comprised of deferred revenue and accepted product orders which have not shipped. Deferred revenue is derived from products which have shipped to distributors but have not yet shipped to end customers, product shipments which do not yet qualify as revenue in accordance with our revenue recognition policy, and service contracts. Aggregate backlog at April 30, 2005 and April 30, 2004 was approximately $25.4 million and $15.4 million, respectively. We do not believe that backlog as of any particular date is indicative of future results.

Competition

The market for proxy appliances is intensely competitive, evolving and subject to rapid technological change. Primary competitive factors that have typically affected our market include product characteristics such as reliability, scalability and ease of use, as well as price and customer support. The intensity of this competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including Cisco Systems, Network Appliance, Microsoft and others. In addition, we expect additional competition from other established and emerging companies as the market for proxy appliances continues to develop and expand.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, more quickly develop new products or enhance existing products and services, or bundle proxy appliances in a manner that we cannot. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

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

We presently have several issued patents and pending U.S. patent applications. We cannot assure you that we will be able to detect any infringement or, if infringement is detected, that patents issued will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we recently settled a lawsuit, which alleged infringement of certain United States patents by us (See Item 8, Note 11 “Litigation” of the consolidated financial statements included in this Annual Report on Form 10-K). Third parties may claim that we, or our current or potential future products, infringe their intellectual property.

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

Acquisitions

On November 16, 2004, we completed our acquisition of Cerberian, Inc. (“Cerberian”). The purchase price of approximately $19.3 million consisted of approximately 0.8 million shares of Blue Coat common stock valued at $17.4 million, $0.4 million in direct transaction costs, Cerberian options assumed by Blue Coat valued at approximately $0.5 million and the fair value of promissory notes from Cerberian to Blue Coat of $1.0 million.

On November 14, 2003, we completed the acquisition of Ositis Software, Inc. (“Ositis”). The purchase price of $8.7 million consisted of 0.4 million shares of Blue Coat common stock valued at $6.7 million, $1.1 million in cash, $0.9 million in direct transaction costs, and Ositis warrants assumed by the Company valued at $43,000.

Employees

As of April 30, 2005, we had a total of 336 employees, comprised of 116 in research and development, 115 in sales, 11 in marketing, 39 in customer support, 15 in manufacturing and 40 in general and administrative. Of these employees, 234 were located in North America and 102 located internationally. None of our employees are represented by collective bargaining agreements, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

Our future operating results depend significantly upon the continued service of our senior management, and key technical and sales personnel, most of who are not bound by an employment agreement. Competition for these personnel is intense, and we may not be able to retain them in the future. Our future success also depends upon our continuing ability to attract and retain highly qualified individuals. We may experience difficulties managing our financial and operating performance if we are unable to attract and retain qualified personnel.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.bluecoat.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our Web site is not incorporated into this Annual Report.

FACTORS AFFECTING FUTURE OPERATING RESULTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in these forward-looking statements.

Our business, financial condition and results of operations could be seriously harmed by any of the following risks. In addition, the trading price of our common stock could decline due to any of these risks.

Because we expect our sales to fluctuate and our costs are relatively fixed in the short term, our ability to forecast our quarterly operating results is limited, and if our quarterly operating results are below the expectations of analysts or investors, the market price of our common stock will likely decline.

Our net sales and operating results are likely to continue to vary significantly from quarter to quarter. We believe that quarter-to-quarter comparisons of our operating results should not be relied upon as principal indicators of future performance. It is likely that in some future quarter or quarters, our operating results will be below the expectations of public market analysts or investors. When this occurs, the price of our common stock could decrease significantly. A number of factors are likely to cause variations in our sales and operating results, including factors described elsewhere in this “Factors Affecting Future Operating Results” section.

We cannot reliably forecast our future quarterly sales for several reasons, including:

•	Fluctuations in demand for our products and services;

•	The market in which we compete is relatively new and rapidly evolving;

•	Our sales cycle varies substantially from customer to customer;

•	Variations in the mix of products sold;

•	The timing, size, and mix of orders from customers;

•	Our sales cycle may lengthen as the complexity of proxy appliance solutions continues to increase;

•	The level of competition in our target product markets;

•	Market acceptance of new products and product enhancements;

•	Announcements, introductions and transitions of new products or product enhancements by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Technological changes in our target product markets;

•	The percentage of our sales related to subscription-based products;

•	Future accounting pronouncements and changes in accounting policies; and

•	Our inability to predict future macro-economic conditions.

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

A significant amount of our revenue is generated through sales by our sales channel partners, which include distributors, resellers and system integrators. During fiscal 2005, approximately 93.0% of our revenues were generated through our indirect sales channels. We increasingly depend upon these partners to generate sales opportunities and to independently manage the entire sales process. In order to continue to increase our revenue, we will need to maintain our existing sales channel partners and add new sales channel partners. If we cannot do so, our business will not grow and our operating results will be adversely affected.

We provide our sales channel partners with specific programs to assist them in selling our products, but there can be no assurance that these programs will be effective. In addition, our sales channel partners may be unsuccessful in marketing, selling and supporting our products and services, may also market, sell and support products and services that are competitive with ours, may devote more resources to the marketing, sales and support of products competitive to ours, or may cease selling our products and services altogether. We cannot assure you that we will retain these indirect channel partners or that we will be able to secure additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. Any new sales channel partner will require extensive training and typically take several months to achieve productivity. Many of our sales channel partners do not have minimum purchase or resale requirements and carry products that are competitive with our products. If we fail to manage existing sales channels, our business will be seriously harmed.

In addition, a limited number of sales channel partners have accounted for a large part of our revenue to date. For example, one of our distributors accounted for 15.9%, 24.1% and 19.0% of our net sales during the fiscal year ended April 30, 2005, 2004 and 2003, respectively. If this distributor, or any of our other large distributors, individually or in the aggregate, do not create additional sales, or fail to maintain their current levels of marketing, sales and support of our products and services, our operating results could be adversely affected. Since our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partners or unexpected returns from these indirect channel partners could harm our business.

If we are unable to establish fair value for any undelivered portion of a customer order, revenue relating to the entire order will be deferred until the revenue recognition criteria for all portions of the customer order are met. This could lower our net revenue in one period and increase it in future periods resulting in greater variability in net revenue and earnings period to period.

In the course of our selling efforts, we often enter into arrangements with our customers that require us to deliver a combination of different appliances, software products or services. We refer to each individual appliance, software product or service as an “element” of the overall arrangement with our customer. In some cases, these arrangements require us to deliver particular elements in a future period. We do not recognize revenue on any undelivered elements until we have fair value for the undelivered elements or such elements have been delivered to our customer. In the event we are unable to determine the fair value of any undelivered elements, we defer the revenue from the entire arrangement rather than just the undelivered elements. As a result, a portion of the revenue we recognize in each quarter could relate to previously delivered products. As such, an increase in the number of multiple element arrangements for which we cannot determine the fair value of any undelivered elements would negatively impact our net revenues in the current period while increasing net revenues in future periods. In addition, we may be unable to timely adjust our cost structure to reflect this reduction in net revenue recognized in the current period which could reduce our earnings for the current period. In addition, if sales related to multiple element arrangements for which we cannot determine the fair value of any undelivered elements increase significantly, sequential growth in our net revenue will decline since revenue associated with such arrangement will be recognized in future periods.

Because we depend on several third-party manufacturers to build our products, we are susceptible to manufacturing delays and sudden price increases, which could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.

We currently purchase base assemblies or final assemblies for all of our current appliances. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. We also rely on several other third-party manufacturers to build portions of our products. If we or our suppliers are unable to manage the relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

These manufacturers fulfill our supply requirements on the basis of individual purchase orders or agreements with us. Accordingly, these third-party manufacturers are not obligated to continue to fulfill our supply requirements, and the prices we are charged for these components could be increased on short notice. If there is any interruption in the operations of any one of these third-party manufacturers, or if we are required to change third-party manufacturers, this would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers, or could increase our costs, which could adversely affect our gross margins.

In addition, the products that these third-party manufacturers build for us may not be sufficient in quality or in quantity to meet our needs. Our delivery requirements could be higher than the capacity of these third-party manufacturers, which would likely result in manufacturing delays, which could result in lost sales and the loss of existing and potential customers. We cannot be certain that these third-party manufacturers will be able to meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of these third-party manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of any of our third-party manufacturers in the future, would cause a delay in our ability to fulfill customer orders while we attempt to obtain a replacement manufacturer. Delays associated with our attempting to replace or our inability to replace one of our third-party manufacturers would seriously harm our business by increasing our costs and affecting our gross margins.

We have no long-term contracts or arrangements with any of our third-party manufacturers that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our third-party manufacturers, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

In the future, we may seek to use additional third-party manufacturers. We may experience difficulty in locating and qualifying suitable manufacturing candidates capable of satisfying our product specifications or quantity requirements.

Because some of the key components in our products come from limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our customers and may result in the loss of sales and customers.

We currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. The introduction by these suppliers of new versions of their hardware, particularly if not anticipated by us, could require us to expend significant resources to incorporate this new hardware into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources in locating and integrating replacement parts or components from another vendor. In particular, we currently purchase the microprocessor for our ProxySG 200 and Sypware Interceptor appliances from a supplier who has notified us of their intent to discontinue the manufacture of this product. As a result, we are redesigning these appliances to allow us to utilize microprocessors from other sources. Our inability to modify the design of both the ProxySG 200 and Spyware Interceptor appliances and obtain microprocessors from an alternate supplier before on-

hand inventories, and amounts expected to be received from existing purchase commitments, are depleted could have an adverse impact on our financial condition and results of operations.

In addition, our reliance on a limited number of suppliers involves several risks, including:

•	a potential inability to obtain an adequate supply of required parts or components;

•	supplier capacity restraints;

•	financial or other difficulties faced by our suppliers;

•	price increases;

•	timely delivery; and

•	component quality.

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

To maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in research and development. We need to develop and introduce new products and enhancements to existing products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. The introduction of new products by others, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Our future success will depend in part upon our ability to:

•	develop and maintain competitive products;

•	enhance our products by adding innovative features that differentiate our products from those of our competitors;

•	bring products to market on a timely basis at competitive prices;

•	identify and respond to emerging technological trends in the market; and

•	respond effectively to new technological changes or new product announcements by others.

We intend to extend the offerings under our product families in the future, both by introducing new products and by introducing enhancements to our existing products. However, we may experience difficulties in doing so, and our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. The process of developing new technologies is complex and uncertain, and if we fail to accurately predict our target customers’ changing needs and emerging technological trends, our business could be harmed. This process requires commitment of significant resources to develop new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not be able to execute on new product initiatives because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share and sales.

In addition, life cycles of our products are difficult to predict because the market for our products is new and evolving and characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changing customer needs and evolving industry standards. The emergence of new industry standards might require us to redesign our products. If our products are not in compliance with industry standards, our customers and potential customers will not purchase our products. There is no guarantee that we will accurately predict the direction in which the proxy appliance market will evolve. Failure on our part to anticipate the direction of the market and develop products that meet those emerging needs will significantly impair our business, financial condition and results of operations.

We expect increased competition and, if we do not compete effectively, we could experience a loss in our market share and sales.

The market for proxy appliances is intensely competitive, highly fragmented and characterized by changing technology and evolving standards. Our competitors may announce new products, services or enhancements to existing products that better meet the needs of customers. Increased competition may cause price reductions or a loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition. Primary competitive factors that have typically affected our market include product characteristics such as reliability, scalability and ease of use, as well as price and customer support. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business.

Some of our competitors have greater financial, technical, sales, marketing and other resources than we do. In addition, acquisitions of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenue.

Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including Cisco Systems, Network Appliance, Microsoft, and various others. In addition, we expect additional competition from other established and emerging companies as the market for proxy appliances continues to develop and expand. Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. The products of our competitors may have features and functionality that our products do not have. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, develop new products or enhance existing products and services more quickly, or bundle proxy appliances in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

We have been informed of SEC investigations, which could result in substantial costs and divert management attention and resources.

The SEC has informed us of its investigation into trading in certain securities, including trading in our securities, prior to our public announcement on May 27, 2004 of our financial results for the fourth quarter and fiscal year 2004 (the “May 27, 2004 Announcement”). The investigation is captioned In the Matter of Trading in Certain Securities, H0-9818. To date the SEC has not identified us or any of our directors or executive officers as targets of its investigation, but has served subpoenas for information from us and for testimony from certain officers. We are cooperating with the investigation. The SEC subsequently informed us that we are the subject of a formal order of private investigation captioned In the Matter of Blue Coat Systems, Inc., HO-10096. We believe that the SEC is investigating whether certain present or former officers, directors, employees, affiliates or others made intentional or non-intentional selective disclosure of material nonpublic information, traded in our stock while in possession of such information, or communicated such information to others who thereafter traded in our stock. We are cooperating with the SEC. An unfavorable outcome in, or resolution of, this matter may be costly, result in damage to our reputation among our customers and investors, or a drop in the price of our common stock, or both.

We have a history of losses and profitability could be difficult to sustain.

Although we achieved profitability in the second half of the fiscal year ended April 30, 2004, we incurred losses in each quarter prior to the third quarter of fiscal 2004. Since the third quarter of fiscal 2004, we have only been marginally profitable in some quarters and our profitability has fallen in several quarters. We may not be able to maintain quarterly or annual profitability in the future. Our ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products and services. We expect our operating expenses to increase as our business grows, and we anticipate that we will make investments in our business. As a result, our results of operations will be harmed if our sales do not increase at a rate commensurate with the rate of increase in our expenses. If our sales growth is less than anticipated or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience losses on a quarterly and annual basis.

We experienced an increase in demand in our third quarter of fiscal 2004, which did not continue into the following quarter, and this may happen again.

If we experience an increase in demand in any one quarter, investors or analysts could view this as an indication of a trend that may continue into the following quarter. If the trend does not continue, investor or analyst perceptions of our company may be adversely affected and could cause a decline in the market price of our stock. For example, we experienced an increase in demand in our third quarter of fiscal 2004. This increased level of demand did not continue into the fiscal fourth quarter. Our stock price increased significantly following the release of our third quarter fiscal 2004 financial results, but declined dramatically when the trend did not continue into the next several quarters. Accordingly, our stock price may vary significantly as our operating results continue to fluctuate from quarter to quarter.

Our sales may not grow because our proxy appliances only protect Web-based applications and content, and our target customers may not wish to purchase our network security device without protection for non-Web based applications and content. Any failure of this product to satisfy customer demands could harm our business.

Our proxy appliances are specially designed to secure only Web-based protocols, such as http, https, ftp and streaming. While we believe that the majority of traffic traveling over the networks of our target customers is Web-based, a significant amount of our target customers’ network traffic may not be Web-based. Our products do not protect non-Web protocols. If our target customers do not wish to purchase a security device that only handles network traffic that is Web protocol-based, our target customers may not purchase our products and our growth could be limited. We may not be successful in achieving market acceptance of any new products that we develop if they do not contain non-Web based applications and content.

The market for proxy appliance solutions is relatively new, unknown and evolving, and subject to rapid technological changes. If this market does not develop as we anticipate, our sales may not grow and may decline. We need to continue to develop market awareness of our company and our products.

Sales of our products depend on increased demand for proxy appliances. The market for proxy appliances is a new and rapidly evolving market. If the market for proxy appliances fails to grow as we anticipate, or grows more slowly than we anticipate, our business will be seriously harmed. In addition, our business will be harmed if the market for proxy appliances continues to be negatively impacted by uncertainty surrounding macroeconomic growth.

Market awareness of our products is essential to the growth and success of our company. One of our goals is to increasingly market and advertise our company and our products. If our advertising and marketing programs are not successful in creating market awareness of our company and products, our revenues and results of operations could be substantially impacted.

Our gross margin percentage may be below our expectations or the expectations of investors and analysts due to a variety of factors, which would adversely affect our operating results and could result in a decline in the market price of our common stock.

Our gross margin percentage has been and will continue to be affected by a variety of factors, including:

•	fluctuations in demand for our products;

•	market acceptance of our products;

•	the timing and size of customer orders and product implementations;

•	the mix of direct and indirect sales;

•	the mix and average selling prices of products;

•	new product introductions and enhancements;

•	component costs;

•	manufacturing costs;

•	availability of sufficient inventory to meet demand;

•	increased price competition and pressures;

•	changes in product pricings;

•	actions taken by our competitors;

•	how well we execute on our strategy and operating plans; and

•	product configuration.

Factors that could cause demand to be different from our expectations can include changes in customer order patterns, including order cancellations, changes in the level of inventory, and changes in business and economic conditions. We might achieve our revenue and operating expense objectives, but fail to meet our net income objectives, which would cause our operating results to be below our expectations and the expectations of investors and analysts, which might cause our stock price to decline.

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions.

We rely on technology that we license from third parties, including software that is used in our products to perform key functions. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software or we will be required to drop this functionality from our software until equivalent technology can be identified, licensed or developed, and integrated into our current product. In addition, the inability to obtain certain licenses or other rights might require us to engage in litigation regarding these matters, which could have a material adverse effect on our financial condition. Any of these delays could seriously harm our business.

We may not be able to generate a significant level of sales from the international markets in which we currently operate.

We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations (including efficient use of existing resources and effective channel management), and to recruit additional international resellers.

Our international operations are subject to certain inherent risks including:

•	technical difficulties and costs associated with product localization;

•	challenges associated with coordinating product development efforts among geographically dispersed areas;

•	potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights;

•	lack of experience in certain geographic markets;

•	longer payment cycles for sales in certain foreign countries;

•	seasonal reductions in business activity in the summer months in Europe and certain other countries;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences;

•	import and export restrictions and tariffs;

•	foreign laws and other government controls, such as trade and employment restrictions;

•	management, staffing, legal and other costs of operating an enterprise spread over various countries;

•	political instability in the countries where we are doing business; and

•	fears concerning travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face-to-face interactions.

To the extent we are unable to manage these risks effectively, our growth, if any, in international sales will be limited and our business could be seriously harmed.

Unpredictable macroeconomic conditions could adversely impact our existing and potential customers’ ability and willingness to purchase our products, which would cause a decline in our sales.

Although we saw sequential revenue growth in fiscal years 2005 and 2004, there is uncertainty relating to the prospects for near-term U.S. economic growth and growth within the international markets. This uncertainty could possibly contribute to delays in decision-making by our existing and potential customers and a resulting decline in our sales. Continued uncertainty or a decrease in corporate spending could result in a decline to our sales and our operating results could be below our expectations and the expectations of public market analysts and investors.

Our variable sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

Because customers have differing views on the strategic importance of implementing proxy appliances, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from one to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. Since one of our strategies is to focus on mid-to-large size enterprises, we may experience a lengthening of our sales cycle. In addition, as we compete for larger orders, competition is likely to increase causing customers to extend their decision making process. As a result of these factors, it is difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

We are subject to evolving and expensive corporate governance regulations and requirements. our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including rules and regulations recently adopted in response to laws adopted by Congress, such as the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal controls over financial reporting. Although we have reviewed our disclosure controls and procedures and our internal controls over financial reporting in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect errors or fraud could seriously harm our business and results of operations.

Undetected product errors, or failures found in new products may result in a loss of or delay in market acceptance of our products, which could cause us to incur significant costs and reduce our sales.

Our products may contain undetected operating errors when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products or new versions until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could materially adversely affect our operating results. These errors may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

In addition, all of our products operate on our internally developed operating system. As a result, any error in the operating system will affect all of our products. We have experienced minor errors in the past in connection with new products. We expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments, which could seriously harm our business.

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

Our business could be seriously disrupted if we do not maintain the continued service of our senior management, research and development and sales personnel. We have hired several senior executives recently and have experienced and may continue to experience transition in our management team. We expect that it will take time for our new management team to integrate into our company. The majority of our employees are employed on an “at-will” basis. Our ability to conduct our business also depends on our continuing ability to attract, hire, train and retain a number of highly skilled managerial, technical, sales, marketing and customer support personnel.

New hires frequently require extensive training before they achieve desired levels of productivity, so a high employee turnover rate could seriously impair our ability to operate and manage our business.

We are the target of a Class Action Lawsuit, which could result in substantial costs and divert management attention and resources.

Beginning on May 16, 2001, a series of putative securities class actions were filed against the firms that underwrote our initial public offering, us and some of our officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in the Florida case dismissed us and individual officers and directors from the action without prejudice. The complaints in the New York and Florida cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that we and our current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, by making material false and misleading statements in the prospectus incorporated in the Company’s Form S-1 Registration Statement filed with the SEC in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 19, 1999 and December 6, 2000. On April 19, 2002, plaintiffs filed an amended complaint.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. The terms of the settlement, if approved would dismiss and release all claims against participating defendants, including us. In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including court approval.

If the settlement does not occur, litigation against us would continue. We believe we have meritorious defenses and intends to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

Beginning on April 11, 2004, several purported securities class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers on behalf of purchasers of our stock between February 20, 2004 and May 27, 2004 (the “alleged Class Period”). Plaintiffs allege that, during the alleged Class Period, defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making false or misleading statements about our prospects. The cases have been consolidated but a lead plaintiff has not yet been selected. We and related defendants intend to defend the case vigorously.

On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of our officers and directors violated their fiduciary duties to the Company.

The complaint is based largely on the same factual allegations as in the federal securities class action. Defendants intend to defend the case vigorously.

Although we cannot predict whether the IPO allocation cases will settle as proposed, and cannot predict the outcome of the SEC investigations, the securities class action, or the derivative case, the costs of defending these matters, an adverse result, or the diversion of management’s attention and resources could have a material adverse effect on our results of operations and financial condition.

In addition, from time to time and in the ordinary course of business, we may be subject to various other claims and litigation. Such claims, even if not estimable, could result in the expenditure of significant financial and other resources.

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

We presently have several issued patents, and pending United States patent applications. We cannot assure that any U.S. patent will be issued from these applications. Even with issued patents, we cannot assure that we will be able to detect any infringement or, if infringement is detected, that patents issued will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we recently settled a suit that alleged infringement of certain U.S. patents by us. (See Note 11 “Litigation” of the consolidated financial statements included in this Annual Report on Form 10-K) We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

If we are unable to raise additional capital, our business could be harmed.

As of April 30, 2005, we had approximately $47.3 million in cash and cash equivalents. We believe that these amounts will enable us to meet our capital requirements for at least the next 12 months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

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

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. As of April 30, 2005, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

Potential new accounting pronouncements may impact our future financial position or results of operations.

Future changes in financial accounting standards, including new changes in accounting for employee stock-based awards, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred and expected to continue to occur frequently, and we may make changes in our accounting policies in the future. As a result, we intend to invest significant resources to comply with evolving standards, and this investment may result in increased general and administrative expenses.

We may make acquisitions in the future, which could affect our operations.

We may make acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including:

•	an inability to successfully integrate the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	loss of key employees of acquired companies; and

•	substantial transaction costs.

Acquisitions may also cause us to:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;

•	assume certain liabilities;

•	incur additional debt;

•	make large and immediate one-time write-offs and restructuring and other related expenses;

•	become subject to intellectual property or other litigation; and

•	create goodwill or other intangible assets that could result in significant amortization expense.

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

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and other events beyond our control. In addition, a substantial portion of our facilities, including our headquarters, is located in Northern California, an area susceptible to earthquakes. We do not carry earthquake insurance for earthquake-related losses. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results and financial condition.

Our stock price is volatile and, as a result, you may have difficulty evaluating the value of our stock, and the market price of our stock may decline.

Since our initial public offering, the market price of our common stock has fluctuated significantly. The market price of our common stock may fluctuate significantly in response to the following factors, among others:

•	changes in macro-economic conditions;

•	the introduction of new products by our competitors;

•	changes in financial estimates or investment recommendations by securities analysts;

•	our ability to keep pace with changing technological requirements;

•	changes in market valuations of Internet-related and networking companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer;

•	additions or departures of key personnel;

•	fluctuations in stock market volumes;

•	speculation in the press or investment communication about our strategic position, financial condition, results of operations, business;

•	significant transactions; and

•	variations in our quarterly operating results.

Item 2. Properties

We lease approximately 53,000 square feet for our headquarters facility in Sunnyvale, California, under a lease that expires on August 31, 2005. In April 2004, we entered into a lease agreement to occupy approximately 29,000 square feet for general office uses located in Sunnyvale, California, which also expires on August 31, 2005. In March 2001, we entered into a lease agreement to occupy 46,000 square feet for a research and development facility in Sunnyvale, California, beginning in the first quarter of our 2002 fiscal year, which expires on June 30, 2006. We also lease space for research and development in Draper, Utah, Waterloo, Ontario, Canada and Latvia. In addition, we lease space for sales and support in three metropolitan areas in North America. We also lease space for sales and support in the following countries: France, Germany, Japan, People’s Republic of China, Belgium, Taiwan, South Korea, United Arab Emirates and the United Kingdom.

In April 2005, we signed a lease agreement to occupy approximately 117,000 square feet for our headquarters facility in Sunnyvale, California, commencing September 2005. The lease will expire in August 2010.

In February 2002 we announced a restructuring plan that included closing down our research and development facilities in Redmond, Washington and certain facilities in Sunnyvale, California, and moving the U.S. research and development organization back into our headquarters facility in Sunnyvale, California. In October 2004, one of our facilities in Sunnyvale, California was subleased for the remainder of the lease term at a rental price that was consistent with our initial estimates. Our facility in Redmond, Washington was subleased in December 2002 for the remainder of the term of the original lease at a rental price consistent with our initial estimates.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available, if necessary.

Item 3. Legal Proceedings

See Item 8, Note 11 “Litigation” of the consolidated financial statements included in this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2005.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been quoted on the NASDAQ National Market since November 19, 1999 under the symbol “BCSI”, or “CFLO” prior to our name change on August 21, 2002. Prior to November 19, 1999, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low closing prices of the common stock as reported on the Nasdaq National Market.

	High	Low
For the year ended April 30, 2004:
First Quarter	$7.22	$5.36
Second Quarter	$17.39	$5.30
Third Quarter	$25.38	$14.81
Fourth Quarter	$64.16	$21.53

For the year ended April 30, 2005:
First Quarter	$47.56	$17.56
Second Quarter	$19.67	$10.41
Third Quarter	$25.75	$16.05
Fourth Quarter	$25.56	$14.40

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At June 30, 2005, there were approximately 378 stockholders of record and the price of our common stock was $29.88. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

Item 6. Selected Financial Data

The following table sets forth selected financial data for the fiscal years ended April 30, 2001 through April 30, 2005. For additional discussion regarding the items in this table, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Included in our operating results for the years ended April 30, 2005 and 2004, are the operations of Cerberian, Inc. and Ositis Software, Inc., from the dates of acquisition on November 16, 2004 and November 14, 2003, respectively.

	Year Ended April 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$96,186	$66,068	$45,738	$55,641	$97,739
Gross profit	64,876	44,749	28,423	26,649	43,066
Research and development	16,549	11,992	11,911	39,910	37,963
Sales and marketing	33,882	25,104	26,236	39,541	81,698
General and administrative	9,075	5,206	5,042	11,616	42,667
Goodwill amortization (1)	—	—	—	29,489	98,987
In-process technology (2)	—	151	—	—	32,200
Impairment of assets (3)	—	—	—	138,785	272,871
Amortization of intangible assets (4)	648	305	—	—	—
Restructuring (reversal) (5)	(96)	1,536	1,273	15,475	1,850
Legal settlement (6)	—	1,100	—	—	—

Total operating expenses	60,058	45,394	44,462	274,816	568,236
Net income (loss)	5,375	(348)	(15,928)	(247,031)	(519,096)
Net income (loss) available to common stockholders	5,375	(348)	(15,928)	(247,031)	(519,096)

Basic net income (loss) per common share	$0.46	$(0.03)	$(1.81)	$(29.66)	$(72.20)
Diluted net income (loss) per common share	$0.41	$(0.03)	$(1.81)	$(29.66)	$(72.20)

Shares used in computing basic net income (loss) per common share	11,628	9,956	8,777	8,329	7,190
Shares used in computing diluted net income (loss) per common share	12,977	9,956	8,777	8,329	7,190

	As of April 30,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$47,264	$39,504	$23,322	$39,946	$81,564
Working capital	35,234	26,737	16,919	29,743	77,880
Total assets	97,862	67,669	39,992	58,714	287,232
Total stockholders’ equity	66,249	36,115	16,777	30,264	256,751

(1)	Goodwill amortization includes charges related to the June 2000 acquisition of SpringBank Networks, Inc. and the December 2000 acquisition of Entera, Inc.
(2)	Acquired in-process technology relates to certain research and development projects assumed in the Entera and Ositis acquisitions that had not yet reached technological feasibility and were deemed to have no alternative future use.
(3)	Impairment charges were recorded during fiscal 2001 and 2002 after we performed impairment assessments and concluded that a substantial portion of enterprise-level goodwill related to Entera and Springbank acquisitions was not recoverable.

In addition, excess property and equipment were deemed impaired and written off in fiscal 2002.

(4)	Amortization of intangible assets relates to identifiable intangible assets obtained through the Ositis and Cerberian acquisitions on November 14, 2003 and November 16, 2004, respectively.
(5)	Restructuring (reversal) expense includes costs associated with severance, abandoned lease space, and other charges; reversal of restructuring accrual in fiscal 2005 resulted from reductions in the estimated costs for real estate taxes and contract termination fees.
(6)	Legal settlement expense relates to the settlement with Network Caching Technology L.L.C. in November 2003.

Refer to Note 11 in the Notes to the Consolidated Financial Statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, future product acceptance, future product and sales development, future operating results, and future cash usage, as well as statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our limited ability to forecast quarterly operating results and meet analyst or investor expectations, inability to create additional sales through our sales channel partners, variability in net revenue and earnings resulting from deferred revenue, manufacturing delays and price increases from our third-party manufacturers, supply shortage, inability to maintain a competitive position in the proxy appliance market, increased competition and inability to compete with our competitors, costs and effort in responding to investigations from the Securities and Exchange Commission (“SEC”), inability to sustain profitability, unpredictable increase in demand for our products, product concentration, technological changes, gross margin fluctuations, reliance on third-party software licenses, inability to generate increased international sales, unpredictable macroeconomic conditions, unpredictable sales cycles, legislation surrounding corporate governance and internal controls, undetected product errors, foreign currency exchange rate movements and economic conditions in foreign markets, inability to attract and retain key employees, costs and effort in defending a Class Action Lawsuit, inability to defend our intellectual property rights, inability to raise additional capital, gross margin erosion from large sales deals, increased litigation, new accounting standards, future acquisitions, product liability claims, occurrence of a natural disaster, volatility in our stock price and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent SEC filings.

Overview

Blue Coat® Systems, Inc., also referred to in this report as “we”, “us” or the “Company”, was incorporated in Delaware on March 16, 1996 and our current focus is on the proxy appliance market. Blue Coat proxy appliances help organizations make the Web safe and productive for business, providing visibility and control of Web communications to protect against risks from spyware, Web viruses, inappropriate Web surfing, instant messaging, video streaming and peer-to-peer file sharing - while actually improving Web performance. Positioned in the network between the users and the Internet, proxy appliances do not replace existing perimeter security devices; rather, proxy appliances complement network firewalls by providing granular policy-based controls over Web traffic in ways that firewalls and other externally focused devices cannot.

Our initial products, introduced in May of 1998, utilized caching technology to improve user response time for accessing Internet content. These systems were used by service providers and enterprises throughout the world and we achieved a market leadership position. By 1999, the caching market began evolving into two distinct markets – enterprises looking for proxy caches to securely connect employees to the Internet, and service providers looking for increased bandwidth savings and response time for their subscribers. During this timeframe, service provider customers represented the majority of our revenues. However, we enhanced our competitive position in both of the aforementioned markets through internal development and acquisitions. By early 2001, the demand for our enterprise proxy caches was growing, while the service provider market decreased significantly. In response to this trend, we accelerated our development and marketing efforts around our enterprise business, resulting in the launch of our ProxySG products in February 2002.

The Blue Coat family of proxy appliances is designed to address today’s new business risks, which can include the risk of being sued by employees who witness inappropriate Web surfing by their coworkers, viruses brought in via back door channels such as instant messaging and Web-based email, and network resource abuse due to peer-to-peer (P2P) file sharing and video streaming. The Blue Coat ProxySG appliances, and new ProxyAV appliances for high-performance Web anti-virus, are designed to enable organizations to minimize security risks and reduce the management costs and complexity of their Web infrastructure.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventories, valuation of goodwill, valuation of long-lived and identifiable intangible assets, restructuring liabilities, revenue recognition and related receivable allowances, warranty obligations, income taxes and contingencies. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our financial condition and results of operations:

•	Inventories;

•	Valuation of goodwill;

•	Valuation of long-lived and identifiable intangible assets;

•	Restructuring liabilities;

•	Revenue recognition and related receivable allowances;

•	Warranty obligations;

•	Income taxes; and

•	Contingencies.

Inventories. Inventories consist of raw materials, work-in-process and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand and market conditions. If actual market conditions are less favorable than those projected, additional write-offs and other charges against earnings may be required.

Valuation of Goodwill. We perform goodwill impairment tests annually in our fourth quarter or whenever indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For the purposes of our fiscal 2005 annual impairment test, we considered our market capitalization on the date of our impairment test and determined that no impairment existed.

Valuation of long-lived and identifiable intangible assets. We evaluate our long-lived and identifiable intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). We review our long-lived assets, including property and equipment and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis.

Restructuring Liabilities. We have accrued various restructuring liabilities, through charges to “Restructuring Expense”, related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in our consolidated financial statements. Our restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates.

Revenue Recognition and Related Receivable Allowances. We recognize appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable, and collectability is reasonably assured. In the event we have future performance obligations or must obtain customer acceptance, revenue is deferred until the obligations are met or acceptance is obtained. During the fiscal year ended April 30, 2005, we deferred certain revenue and related costs of revenue based on future obligations.

Revenue and related cost of revenue resulting from shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. For sales to resellers, revenue and related cost of revenues are recognized upon shipment based on our understanding that an end user has been identified at the time of shipment.

Maintenance and subscription contract revenue is initially deferred and recognized ratably over the life of the contract with the related service cost expensed as incurred. Maintenance and subscription contracts usually have a 12-month duration but can extend to 36 months. Unearned maintenance and subscription contract revenue is included in deferred revenue.

Delivery is considered to have occurred for our appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred when the software key is made available to the customer electronically.

When a sale involves multiple elements, we determine if these elements can be separated into multiple units of accounting. The entire fee from the arrangement is allocated to each respective element based on its relative fair value or using the residual method, if appropriate. Revenue for each element is then recognized when revenue recognition criteria for that element is met. If we cannot establish fair value for any undelivered element, we would be required to recognize revenue for the whole arrangement at the time revenue recognition criteria for the undelivered element is met. Relative fair value for maintenance elements are determined based on substantive renewal rates.

We record the shipping costs in both revenue and cost of revenue when we bill our customers for shipping. If we do not charge our customers for shipping, the costs incurred for shipping are reflected in cost of revenue but not recorded in revenue.

Probability of collection is assessed on a customer-by-customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial condition and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is not recognized until cash receipt.

We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of such allowance, and any changes are charged to general and administrative expense.

Warranty Obligations. We accrue for warranty expenses as part of our cost of revenue at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. If actual warranty expenses are greater than those projected, additional obligations and other charges against earnings may be required. If actual warranty expenses are less than projected, prior obligations could be reduced providing a positive impact on our reported results. We generally provide a one-year warranty on hardware products and a 90-day warranty on software products.

Income Taxes. We use the liability method to account for income taxes as required by the FASB SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income and record a valuation allowance to reduce deferred tax assets to an amount we believe more likely than not will be realized. We have recorded a full valuation allowance against deferred tax assets.

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

Results of Operations

Net Revenue

The following is a summary of net revenue and the changes in net revenue by fiscal year (in thousands):

	Year Ended April 30,
	2005	2004	2003
Total net revenue	$96,186	$66,068	$45,738
Change from prior year ($)	$30,118	$20,330	$(9,903)
Change from prior year (%)	45.6%	44.4%	(17.8)%

Demand for our products and related services continued to increase in fiscal 2005, which resulted in an increase in net revenue of $30.1 million, or 45.6%, from the prior year. The increase in demand is primarily attributable to continued market acceptance of our products resulting from investments in our sales and marketing organizations, as well as our focus on larger enterprise customers.

Net revenue in fiscal 2004 increased $20.3 million, or 44.4%, from fiscal 2003. This increase was primarily driven by our success in establishing a broader market presence and expanding our distribution channels. Although net revenue increased slightly in the first half of fiscal 2004, net revenue increased significantly in the second half of the fiscal 2004 due to the release of our second generation of ProxySG products in September of 2003, as well as an overall increase in Information Technology spending during the fourth calendar quarter of 2003.

One of our distributors accounted for 15.9%, 24.1% and 19.0% of our net revenue during the years ended April 30, 2005, 2004 and 2003, respectively. The same distributor accounted for 11.3%, 12.7% and 20.4% of our gross accounts receivable at April 30, 2005, 2004 and 2003, respectively. Net revenue from this distributor has decreased as we have increasingly relied on sales to larger resellers who purchase directly from us. No other customer accounted for more than 10.0% of our net revenue or gross accounts receivable at April 30, 2005, 2004 and 2003, respectively.

The following is a summary of net revenue by geographic area (in thousands):

	Year Ended April 30,
	2005	2004	2003
North America	$48,951	$36,955	$23,774
EMEA	30,148	19,608	12,839
Asia	17,087	9,505	9,125

Total net revenue	$96,186	$66,068	$45,738

In fiscal 2005, we experienced strong growth in all geographic markets. Net revenue in North America increased $12.0 million, up 32.5% from prior year, on strong demand, especially for our ProxySG appliances. In fiscal 2004, net revenue in the North America increased $13.2 million, up 55.4% from fiscal 2003, again based on strong demand. Net revenue in North America comprises a significant portion of the total net revenue in part because we focused a substantial portion of our sales and marketing activities in North America.

Net revenue in Europe, Middle East, and Africa (“EMEA”) increased $10.5 million in fiscal 2005, up 53.8% from the prior year. From fiscal 2003 to fiscal 2004, net revenue for EMEA increased $6.8 million, or 52.7%. The year-over-year increases in net revenue in EMEA for both fiscal 2005 and fiscal 2004 are primarily related to investments in our sales and marketing organizations in the region, coupled with broader market acceptance of our products.

Net revenue in Asia increased 79.8% to $17.1 million in fiscal 2005 from the prior year as a result of increased demand for our products and related services as well as increased investment in our sales and marketing organization in the Asia region. Growth in net revenue from fiscal 2003 to fiscal 2004 was 4.2% as we transitioned our selling efforts from caching appliances to proxy appliances.

Gross Profit

The following is a summary of gross profit by fiscal year (in thousands):

	Year Ended April 30,
	2005	2004	2003
Gross profit	$64,876	$44,749	$28,423
Gross profit as a percentage of net revenue	67.4%	67.7%	62.1%

Gross profit for fiscal 2005 increased $20.1 million, representing a 45.0% increase year-over-year which is consistent with the increase in net revenue. As a percentage of net revenue, gross profit in fiscal 2005 decreased slightly to 67.4% from 67.7% as the gross profit improvement associated with the increased volume was offset by investments in our service infrastructure, approximately $0.5 million of which related to the Cerberian acquisition.

Fiscal 2004 gross profit increased $16.3 million, or 57.4%, compared to fiscal 2003 due to higher net revenue coupled with increased absorption of manufacturing and support costs. Gross profit as a percent of net revenue increased 5.6% from fiscal 2003 to 67.7% in fiscal 2004 as a result of increased absorption of manufacturing and support costs in addition to lower component costs.

Research and Development (R&D)

The following is a summary of research and development expense by fiscal year (in thousands):

	Year Ended April 30,
	2005	2004	2003
Research and development	$16,549	$11,992	$11,911
Research and development as a percentage of net revenue	17.2%	18.2%	26.0%

R&D expense in fiscal 2005 increased $4.6 million over the prior year, although R&D expense as a percentage of net revenue decreased slightly. R&D expense increased over the prior year primarily due to an increase in headcount of 34 people hired to facilitate the continued development of our product portfolio, 7 of which resulted from the Cerberian acquisition. Included in R&D expense for fiscal 2005 is approximately $0.6 million related to the Cerberian acquisition.

R&D expense in fiscal 2004 was relatively flat in absolute dollars as compared to fiscal 2003. However, due to the sharp increase in net revenue in fiscal 2004 as compared to 2003, R&D expense as a percentage of net revenue decreased significantly. The R&D organization increased by 20 people in the second half of fiscal 2004 primarily due to the acquisition of Ositis and headcount additions required to effect the enhancement of our product portfolio.

R&D expense consists primarily of salaries and benefits, prototype, and testing equipment costs. R&D headcount was 116 at April 30, 2005, 82 at April 30, 2004 and 62 at April 30, 2003. We believe that continued investment in product enhancement and new product development is critical to achieving our strategic objectives. As a result, as our net revenue allow, we expect R&D expense to continue to increase in absolute dollars.

Sales and Marketing

The following is a summary of sales and marketing expense by fiscal year (in thousands):

	Year Ended April 30,
	2005	2004	2003
Sales and marketing	$33,882	$25,104	$26,236
Sales and marketing as a percentage of net revenue	35.2%	38.0%	57.4%

Sales and marketing expense increased $8.8 million in fiscal 2005 from the prior year as we continued to execute our strategy of expanding our market presence through investment in our sales and marketing organizations. Included in sales and marketing expense for fiscal 2005 is approximately $0.5 million related to the Cerberian acquisition. Sales and marketing expense decreased $1.1 million in fiscal 2004 compared to fiscal 2003 due to a substantial decrease in marketing expenditures offset by an increase in headcount. Sales and marketing headcount was 126 at April 30, 2005, 93 at April 30, 2004 and 81 at April 30, 2003. Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses.

Should increased demand for our products continue, we expect sales and marketing expense will increase in absolute dollars in an effort to expand domestic and international markets, establish and expand new distribution channels, and introduce new products.

General and Administrative

The following is a summary of general and administrative expense by fiscal year (in thousands):

	Year Ended April 30,
	2005	2004	2003
General and administrative expense	$9,075	$5,206	$5,042
General and administrative as a percentage of net revenue	9.4%	7.9%	11.0%

General and administrative expense in fiscal 2005 increased $3.9 million from the prior year to $9.1 million. In addition to an increase in G&A headcount, contributing to the year-over-year increase were professional fees related to compliance with the Sarbanes-Oxley Act as well as legal fees associated with various legal matters more fully described in Note 11 to the consolidated financial statements. We also recorded approximately $0.3 million in stock-based compensation expense related to the modification of the vesting terms for certain stock option grants included as part of a severance agreement with our former CFO. G&A expense increased in fiscal 2004 compared to fiscal 2003 due to an increase in headcount.

We have been notified by our insurance carrier that we will be reimbursed for legal fees in excess of $350,000 incurred subsequent to April 16, 2005 related to the legal matters discussed under the caption “SEC Investigations” in Note 11 of our consolidated financial statements. As a result, we do not expect legal fees associated with such matters to be significant to our results of operations for our fiscal year ending April 30, 2006.

Should increased demand for our products continue, we expect that general and administrative expense will increase in absolute dollars as we increase headcount to manage expanding operations and to appropriately respond to the requirements of section 404 of the Sarbanes Oxley Act.

Legal Settlement Fees

On August 1, 2001, Network Caching Technology L.L.C. (“NCT”) filed suit against us and others in the United States District Court for the Northern District of California, alleging infringement of certain patents owned by NCT. The lawsuit was titled Network Caching Technology LLC vs. Novell, Inc. et al., Case No. CV-01-2079. On October 29, 2003, Blue Coat and NCT entered into a settlement agreement by which Blue Coat received a fully paid up license under the NCT patents for all Blue Coat products and services and a full and complete release from any and all claims of liability for any actual or alleged past and present infringement of the NCT patents. As consideration for the license rights and release, we paid $1.1 million to NCT and this expense was classified as a “Legal Settlement” on our statement of operations. The Order of Dismissal regarding all causes of action between NCT and Blue Coat was entered on November 14, 2003.

Acquired In-Process Technology

We recorded a non-cash charge of approximately $0.2 million in fiscal 2004 for the value of in-process technology acquired in the Ositis acquisition, which relates to research and development projects that had not yet reached technological feasibility and had no future use in our development activities. No such charges were recorded in fiscal years 2005 or 2003.

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

Restructuring Charges

The following summarizes restructuring (reversal) expense and changes in restructuring expense by fiscal year (in thousands):

	Year Ended April 30,
	2005	2004	2003
Restructuring (reversal) expense	$(96)	$1,536	$1,273
Change in restructuring expense	$(1,632)	$263	$(14,202)
% Change in restructuring expense	(106.3)%	20.7%	(91.8)%

As discussed further under “Restructuring Plans” below, and in Note 5 “Restructuring Accrual” of the consolidated financial statements included in this Annual Report on Form 10-K, we recorded $1.5 million and $1.3 million in fiscal 2004 and fiscal 2003, respectively, primarily related to facilities abandonment costs. We revised certain of our estimates related to lease termination costs and reversed $0.1 million of restructuring charges in fiscal 2005.

Interest and Other Income (Expense)

The following summarizes interest and other income (expense) and changes in interest and other income (expense) by fiscal year (in thousands):

	Year Ended April 30,
	2005	2004	2003
Interest income	$700	$295	$437
Other income (expense)	$(26)	$126	$(65)
% Change in interest income	137.3%	(32.5)%	(79.2)%
% Change in other income (expense)	(120.6)%	(293.8)%	(87.0)%

Interest income increased for the year ended April 30, 2005 due to higher average cash and investment balances throughout the year as well as higher interest rates compared to the prior year. Interest income decreased in fiscal 2004 compared to fiscal 2003 due to lower average cash and investment balances as well as lower interest rates.

Other income consists primarily of realized gains and losses on investments, foreign exchange gains or losses, banking fees, and non-recurring gains or losses realized outside our normal course of business and, as such, is subject to variability. Other income for fiscal 2004 primarily reflected our recovery of a previously reserved employee note that was collected during the fourth quarter of fiscal 2004.

Provision for Income Taxes

The following summarizes the provision for income taxes and changes in the provision for income taxes by fiscal year (in thousands):

	Year Ended April 30,
	2005	2004	2003
Provision for income taxes	$117	$124	$261
Change in provision	$(7)	$(137)	$(200)
% Change in provision	(5.6)%	(52.5)%	(43.4)%

The provision for income taxes, which is composed entirely of foreign corporate income taxes, were $0.1 million, $0.1 million and $0.3 million for the years ended April 30, 2005, 2004 and 2003, respectively. The foreign corporate income taxes result from our international expansion and the establishment of branches and subsidiaries in various jurisdictions.

We have incurred losses from our inception through the second quarter in fiscal 2004. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets. Therefore, a full valuation allowance has been recorded against deferred tax assets at April 30, 2005, 2004 and 2003. The valuation allowance increased (decreased) by $1.2 million, $1.9 million and ($10.4) million during fiscal years 2005, 2004 and 2003, respectively.

As of April 30, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $204.5 million which will expire in fiscal years ending in 2011 through 2025 if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $110.5 million which will expire in fiscal years ending in 2006 through 2015 if not utilized. We also had federal and California research and other tax credit carryforwards of approximately $7.4 million which will expire in fiscal years 2012 through 2025 if not utilized.

Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization. The events that may cause ownership changes in our net operating loss include, but are not limited to, a cumulative stock ownership change of greater than 50.0% over a three year period.

Our deferred tax assets, which have been offset by the valuation allowance, include deferred tax benefits associated with employee stock options and acquired net operating loss carryforwards. Deferred tax benefits associated with employee stock options of approximately $21.5 million will be credited to additional paid-in-capital when realized. Deferred tax benefits associated with acquired net operating loss carryforwards of approximately $3.6 million, when realized, will first reduce goodwill and then non-current identifiable intangible assets.

Acquisitions

Cerberian, Inc. On November 16, 2004, we completed the acquisition of Cerberian, Inc. (“Cerberian”). The purchase price of approximately $19.3 million consisted of approximately 0.8 million shares of Blue Coat common stock valued at $17.4 million, $0.4 million in direct transaction costs, Cerberian options assumed by Blue Coat valued at approximately $0.5 million and the fair value of promissory notes from Cerberian to Blue Coat of $1.0 million. Cerberian was founded in 2000 as a Utah corporation and later incorporated as a Delaware corporation on January 9, 2001. Cerberian is a provider of URL filtering software. Cerberian’s operations were assumed as of the date of the acquisition and are included in our results of operations beginning on November 16, 2004 and, as a result, are not reflected in our results of operations for the years ended April 30, 2004 and 2003.

Ositis Software, Inc. On November 14, 2003, we completed the acquisition of Ositis Software, Inc. (“Ositis”). The purchase price of $8.7 million consisted of 0.4 million shares of Blue Coat common stock valued at $6.7 million, $1.1 million in cash and $0.9 million in direct transaction costs. Ositis, a California corporation, developed Web security and Internet access technologies. Ositis offered software and appliance solutions that provide customers with a system to safeguard and connect networked devices. Acquired products include “WinProxy”, a secure Internet sharing solution, “eShield”, an appliance that includes anti-spam, antivirus and Web filtering on one platform, and Access Now VBN for visitor-based network connectivity. Ositis’ operations were assumed as of the date of the acquisition and are included in our results of operations beginning on November 14, 2003 and, as a result, are not reflected in the results of operations for the fiscal year ended April 30, 2003.

Both acquisitions were accounted for as purchases in accordance with SFAS No. 141, Accounting for Business Combinations (“SFAS No. 141”); accordingly, we allocated the purchase price to the fair value of net tangible and intangible assets acquired, with the excess purchase price allocated to goodwill. See Note 3 “Acquisitions” of the consolidated financial statements included in this Annual Report on Form 10-K for further discussion on Cerberian and Ositis acquisitions.

Stock Compensation

The following summarizes stock compensation expense included in the below cost classifications in the consolidated statement of operations for the years ended April 30, 2005, 2004 and 2003, respectively (in thousands):

	Year Ended April 30,
	2005	2004	2003
Stock-based compensation:

Classified in cost of goods sold	$8	$81	$325

Classified in operating expense:
Research and development	370	485	513
Sales and marketing	322	568	1,009
General and administrative	291	79	223

Subtotal	983	1,132	1,745

	$991	$1,213	$2,070

We recorded stock compensation expense totaling $1.0 million, $1.2 million and $2.1 million for the years ended April 30, 2005, 2004 and 2003, respectively, which were included in various cost classifications in the consolidated statement of operations. Stock compensation expense reflects the amortization of deferred stock compensation, charges associated with stock options and warrants granted to non-employees for services, and modifications to stock-based awards for certain departed employees. As a result of the acquisition of Ositis on November 14, 2003, total deferred stock compensation of $1.4 million was recorded in stockholders’ equity, of which approximately $0.7 million was recognized in each of the fiscal years ending April 30, 2005 and 2004. In fiscal 2005, we also recorded approximately $0.3 million in expense related to the modification of the vesting terms for certain stock option grants included as part of a severance agreement with our former Chief Financial Officer. Total stock compensation expense in fiscal 2005 decreased $0.2 million from the prior year.

Stock compensation expense decreased in fiscal 2004 compared to fiscal 2003 as a result of the reduction in deferred stock compensation associated with a reduction in headcount, partially offset in fiscal 2004 by an increase in expense due to stock awards committed to be issued to Ositis Software personnel employed by us after the acquisition.

Deferred stock compensation from the Cerberian acquisition was insignificant in fiscal 2005. We recorded deferred stock compensation of approximately $1.4 million associated with the Ositis acquisition. We did not record any deferred stock compensation in fiscal 2003. Our deferred stock compensation expense results from a variety of stock-based transactions. Increases to our deferred stock compensation balance represent the difference between the exercise price and the market price of the underlying stock on the date of the stock option grant. However, we have also completed other stock-based transactions that impact deferred stock compensation, such as acquisitions in which the outstanding options of the acquired entity are assumed, instances where modifications are made to the terms and conditions of outstanding stock option grants, and acquisitions where we have committed to issuing stock option awards to employees from the acquired entity, who have joined Blue Coat.

Deferred stock compensation is amortized to stock compensation expense over the option vesting period recognized immediately if there is no vesting period, or recognized over the term that the award is earned. In addition to amortization of deferred stock compensation, stock compensation expense includes charges associated with stock options and warrants granted to non-employees for services, and modifications to stock-based awards for certain departed employees. Our policy is to amortize Ositis related deferred stock compensation using a straight line method. Deferred stock compensation recorded in connection with our November 1999 initial public offering, certain below-market option grants in fiscal 2001 and unvested options assumed in our December 2000 acquisition of Entera are amortized using a graded method. Graded amortization methods result in greater amortization in earlier years, including fiscal 2003.

Although deferred stock compensation relating to shares issued to former Ositis employees was fully amortized in fiscal 2005, we may record additional deferred stock compensation and/or stock compensation expense in the future if management decides to grant stock options with exercise prices lower than fair market value of the stock, assume outstanding options in future acquisitions, issue stock awards in future acquisitions, modify outstanding stock awards subsequent to their date of grant, or enter into other transactions that may require the recognition of additional compensation.

Restructuring Plans

As of April 30, 2005, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans had been completed, except for payment of future rent obligations of $3.6 million, which are to be paid in cash through fiscal year 2008.

The following table summarizes activity related to restructuring activity during the three years ended April 30, 2005 (in thousands):

	Abandoned Lease Space Accrual	Severance Related Accrual	Contract Termination and Facilities Closure Accrual	Total
Balances at April 30, 2002	$9,503	$406	$969	$10,878
Cash payments	(3,067)	(406)	(641)	(4,114)
Additions	1,553	—	—	1,553
Reversals	—	—	(280)	(280)

Balances at April 30, 2003	7,989	—	48	8,037
Cash payments	(2,947)	—	(22)	(2,969)
Additions	1,536	—	—	1,536

Balances at April 30, 2004	6,578	—	26	6,604
Cash payments	(2,863)	—	(2)	(2,865)
Reversals	(72)	—	(24)	(96)

Balances as of April 30, 2005	3,643	—	—	3,643
Less: current portion included in “Current liabilities”	2,729	—	—	2,729

Long-term restructuring accrual	$914	$—	$—	$914

In fiscal 2005, we reduced our restructuring accrual by $72,000 related to a revised estimate of real estate taxes on one of the leased facilities and by $24,000 due to contract termination costs which were lower than originally estimated.

During fiscal 2004, we increased our restructuring accruals for abandoned lease space by $1.5 million to reflect additional revisions of market trend information provided by a commercial real estate broker.

During fiscal 2003, we increased the restructuring accruals by $1.6 million for abandoned lease space, mainly due to the loss of our tenant in a leased building in Sunnyvale, California. We also reduced our estimates for contract termination costs by $0.3 million during fiscal 2003, as we were able to negotiate lower settlement amounts than originally estimated.

Liquidity and Capital Resources

We believe the existing cash, cash equivalents, and cash generated from operations, if any, will be sufficient to meet our operating requirements for at least the next 12 months, including working capital requirements and capital expenditures. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, and pursue strategic investments or to take advantage of business opportunities as they arise.

	April 30,
(In thousands)	2005	2004	2003
Cash and cash equivalents	$47,264	$39,504	$23,322
Restricted investments	1,855	1,991	1,991

	$49,119	$41,495	$25,313

Percentage of total assets	50.2%	61.3%	63.3%

	Year Ended April 30,
(In thousands)	2005	2004	2003
Cash provided by (used in) operating activities	$11,025	$3,951	$(16,266)
Cash provided by (used in) investing activities	(5,068)	5,427	16,285
Cash provided by financing activities	1,803	17,262	365

Net increase in cash and cash equivalents	$7,760	$26,640	$384

Since our inception, we have financed our operations and capital expenditures through private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock. During fiscal 2005 and 2004 we also financed our operations and capital expenditures through cash provided by operating activities.

During the year ended April 30, 2005, we generated $11.0 million in cash from operating activities compared to $4.0 million in the prior year. The sharp increase in cash provided by operating activities is a result of higher net income driven by the growth in net revenue. Working capital sources of cash included a decrease in accounts payable of $0.6 million and an increase in deferred revenue of $4.3 million. Accounts payable increased during the year ended April 30, 2005 as a result of a higher volume of business. Deferred revenue increased as a result of increased sales of service and support. Working capital uses of cash included increases in accounts receivable balance of $0.5 million, prepaid expenses and other current assets of $1.6 million, and a decrease in accrued liabilities of $2.1 million. Accounts receivable increased as a result of significantly higher net revenue during fiscal 2005 as reflected in an increase in our day sales outstanding from 43.2 at April 30, 2004 to 44.5 at April 30, 2005, partially offset by increased collection efforts. Accrued liabilities decreased over the prior year primarily as a result of cash payments made against the restructuring accrual recorded in prior years.

Net cash used in investing activities was $5.1 million for the year ended April 30, 2005 compared with $5.4 million net cash provided by investing activities for the year ended April 30, 2004. Net cash used in investing activities for the year ended April 30, 2005 included $1.4 million for the acquisition of Cerberian and $0.7 million for the remaining payments from the Ositis acquisition, as well as purchase of property and equipment of $2.5 million. Net cash provided by investing activities in fiscal 2004 was $5.4 million, primarily due to sales of short-term investments of $10.4 million partially offset by purchases of property and equipment of $1.4 million and $3.6 million used to acquire Ositis. In the future, we expect that any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities.

Net cash provided by financing activities was $1.8 million and $17.3 million for the years ended April 30, 2005 and 2004. The net cash provided by financing activities for the year ended April 30, 2005 was from the issuance of common stock through employee stock compensation plans. The net cash provided by our financing activities for fiscal 2004 was primarily due to a private equity financing and the issuance of common stock through employee stock compensation plans. On September 18, 2003, we raised $12.9 million from the sale of 1,311,807 shares of our common stock to investment funds and an individual affiliated with Sprout Group, a venture capital affiliate of Credit Suisse First Boston.

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. As of April 30, 2005, we had a total of $47.3 million in cash equivalents and short-term investments, as well as $1.9 million in restricted investments, providing us with a total cash position of $49.1 million.

We believe that our cash, cash equivalent and short-term investment balances as of April 30, 2005 and cash generated from operations, if any, will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, or if cash is used for unanticipated purposes, we may need additional capital sooner than expected. Although we cannot guarantee that planned results will be obtained in fiscal 2006 or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned cash flow assumptions can be realized. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we could be unable to continue our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases:
Abandoned space	$4,299	$3,023	$1,276	$—	$—
In use	10,798	1,621	3,934	4,525	718

Total	15,097	4,644	5,210	4,525	718

Purchase and other commitments (1)	2,973	2,973	—	—	—

Total	$18,070	$7,617	$5,210	$4,525	$718

(1)	Purchase and other commitments represent agreements to purchase component inventory, manufacturing material and equipment.

We lease certain equipment and office facilities under non-cancelable operating leases that expire at various dates through 2010. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the terms of the respective leases.

In April 2005, we executed a five-year operating lease for a 117,000-square foot facility which will serve as our headquarters in Sunnyvale, California. The lease commencement occurs in September 2005 and will extend for a term of five years from the commencement date. Lease payments escalate annually and the total future minimum lease payments amount to $8.4 million over the lease term, excluding lease payments totaling $0.6 million for the first six months to be excused if the Company is not in default during the first 12 months of the lease term. A lessee improvement allowance of $1.2 million is provided to us to be used by June 30, 2006 and any unused portion of the allowance shall be waived and forfeited. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit provides for automatic annual extensions, without amendment, through the end of the lease term. Both irrevocable standby letters of credit referred to above are classified as “Restricted investments” in the accompanying consolidated balance sheets as of April 30, 2005. In addition to the standby letter of credit discussed above, we maintain a $1.5 million irrevocable standby letter of credit for a five-year operating lease related to a 46,000-square foot research and development facility in Sunnyvale, California. This letter of credit also extends automatically to each succeeding calendar year through June 30, 2006, unless otherwise terminated in writing.

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due in fiscal 2006. Our minimum obligation at April 30, 2005 under these arrangements was $3.0 million.

Off-Balance Sheet Arrangements

As of April 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, Accounting Changes (“APB 20”), and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 3”). SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”). SFAS No. 123(R) would require all share-based payments to employees, including grants of employee stock options, to be measured using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Based on the phase-in implementation announced by the

SEC on April 14, 2005, SFAS No. 123(R) is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will be required to apply SFAS No. 123(R) beginning May 1, 2006. The adoption of SFAS No. 123(R) will result in recording material charges related to employee stock-based compensation in future periods, impacting our consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In September 2004, the FASB staff issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-1, or FSP EITF 03-01-1. Effective upon issuance, FSP EITF 03-1-1 delayed, indefinitely, certain measurement and recognition guidance contained in EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issued in March 2004, EITF No. 03-1 includes guidance for determining and recording impairment for both debt and equity securities. EITF No. 03-1 also requires additional disclosure for investments that are deemed to be temporarily impaired under the standard. We do not believe that the adoption of FSP EITF 03-01-1 will have a material impact on our financial position, results of operations or liquidity.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of April 30, 2005, we had approximately $43.7 million invested primarily in certificates of deposit and fixed-rate, short-term corporate and U.S. government debt securities which are included in cash and cash equivalents in our consolidated balance sheets. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net revenue could be seriously impacted, since a significant portion of our net revenue are derived from international operations. For the fiscal years 2005, 2004 and 2003, approximately 49.1%, 44.1% and 48.0%, respectively, of our total net revenue were derived from customers outside of North America. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

Item 8. Financial Statements and Supplementary Data

BLUE COAT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2005	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$47,264	$39,504
Accounts receivable, net of allowance for doubtful accounts of $235 and $540 at April 30, 2005 and 2004, respectively	11,541	10,441
Inventories	350	1,228
Prepaid expenses and other current assets	3,460	1,829

Total current assets	62,615	53,002

Property and equipment, net	3,763	2,490
Restricted investments	1,855	1,991
Goodwill	24,753	7,456
Identifiable intangible assets, net	3,993	1,849
Purchased software	411	—
Other assets	472	881

Total assets	$97,862	$67,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,743	$2,890
Accrued payroll and related benefits	3,468	2,564
Deferred revenue	13,592	10,147
Accrued acquisition costs	19	4,991
Accrued restructuring	2,729	3,100
Other accrued liabilities	3,830	2,573

Total current liabilities	27,381	26,265

Accrued restructuring, less current portion	914	3,504
Deferred revenue, less current portion	3,318	1,785

Total liabilities	31,613	31,554

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.0001 par value, issuable in series, 10,000,000 shares authorized; none issued
Common stock: $0.0001 par value, 200,000,000 shares authorized; 12,436,482 and 11,128,164 shares issued and outstanding at April 30, 2005 and 2004, respectively	1	1
Additional paid-in capital	927,184	903,141
Treasury stock, at cost; 140,217 and 132,214 shares held at April 30, 2005 and 2004, respectively	(903)	(903)
Deferred stock compensation	(10)	(727)
Accumulated deficit	(860,024)	(865,399)
Accumulated other comprehensive income	1	2

Total stockholders’ equity	66,249	36,115

Total liabilities and stockholders’ equity	$97,862	$67,669

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended April 30,
	2005	2004	2003
Net revenue:
Product	$78,495	$52,251	$35,827
Service	17,691	13,817	9,911

Total net revenue	96,186	66,068	45,738
Cost of revenue:
Product	25,589	17,141	12,733
Service	5,721	4,178	4,582

Total cost of revenue	31,310	21,319	17,315

Gross profit	64,876	44,749	28,423

Operating expenses:
Research and development	16,549	11,992	11,911
Sales and marketing	33,882	25,104	26,236
General and administrative	9,075	5,206	5,042
Amortization of intangible assets	648	305	—
Restructuring (reversal)	(96)	1,536	1,273
Legal settlement	—	1,100	—
In-process technology	—	151	—

Total operating expense	60,058	45,394	44,462

Operating income (loss)	4,818	(645)	(16,039)
Interest income	700	295	437
Other income (expense)	(26)	126	(65)

Income (loss) before income taxes	5,492	(224)	(15,667)
Provision for income taxes	(117)	(124)	(261)

Net income (loss)	$5,375	$(348)	(15,928)

Net income (loss) per common share:
Basic	$0.46	$(0.03)	$(1.81)

Diluted	$0.41	$(0.03)	$(1.81)

Weighted average shares used in computing net income (loss) per common share:
Basic	11,628	9,956	8,777

Diluted	12,977	9,956	8,777

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balances at April 30, 2002	8,913	$1	$883,967	(136)	$(895)	$(57)	$(3,622)	$(849,123)	$(7)	$30,264

Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(15,928)	—	(15,928)
Net unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	20	20

Total comprehensive loss										(15,908)

Issuance of common stock under employee stock option and employee stock purchase plans	139	—	339	29	5	—	—	—	—	344
Interest on notes receivable from stockholders	—	—	—	—	—	(14)	—	—	—	(14)
Stock-based compensation expense related to modified employee stock options	—	—	162	—	—	—	(114)	—	—	48
Amortization of deferred stock-based compensation	—	—	(882)	—	—	—	2,904	—	—	2,022
Reversal of deferred stock-based compensation due to cancellations	—	—	(225)	—	—	—	225	—	—	—
Repayment of notes receivable	—	—	—	—	—	27	—	—	—	27
Repurchase of stock and related notes receivable settlement	(4)	—	(9)	(25)	(13)	16	—	—	—	(6)

Balances at April 30, 2003	9,048	1	883,352	(132)	(903)	(28)	(607)	(865,051)	13	16,777

Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(348)	—	(348)
Net unrealized (loss) on available for sale securities	—	—	—	—	—	—	—	—	(11)	(11)

Total comprehensive loss										(359)

Issuance of common stock under employee stock option and employee stock purchase plans	619	—	4,318	—	—	—	—	—	—	4,318
Interest on notes receivable from stockholders	—	—	—	—	—	(11)	—	—	—	(11)
Repayment of notes receivable from stockholders	—	—	—	—	—	39	—	—	—	39
Sale of common stock, net of issuance costs	1,312	—	12,944	—	—	—	—	—	—	12,944
Stock-based compensation expense related to modified employee stock options	—	—	20	—	—	—	—	—	—	20
Common stock issued in Ositis acquisition	127	—	2,164	—	—	—	—	—	—	2,164
Fair Value of warrants assumed in connection with Ositis acquisition	—	—	43	—	—	—	—	—	—	43
Deferred stock-based compensation related to Ositis acquisition	—	—	—	—	—	—	(1,389)	—	—	(1,389)
Common stock issued to certain Blue Coat employees as part of Ositis acquisition	22	—	376	—	—	—	—	—	—	376
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,222	—	—	1,222
Reversal of deferred stock-based compensation due to cancellations	—	—	(47)	—	—	—	47	—	—	—
Reversal of previously amortized deferred stock-based compensation	—	—	(29)	—	—	—	—	—	—	(29)

Balances at April 30, 2004	11,128	1	903,141	(132)	(903)	—	(727)	(865,399)	2	36,115

Components of comprehensive income:
Net income	—	—	—	—	—	—	—	5,375	—	5,375
Net unrealized (loss) on available for sale securities	—	—	—	—	—	—	—	—	(1)	(1)

Total comprehensive loss										5,374

Issuance of common stock under employee stock option and employee stock purchase plans	253	—	1,810	—	—	—	—	—	—	1,810
Common stock issued to certain Blue Coat employees as part of Ositis acquisition	249	—	4,122	(8)	—	—	—	—	—	4,122
Common stock issued in Cerberian acquisition	806	—	17,854	—	—	—	—	—	—	17,854
Deferred Stock-based compensation related to modified employee stock options	—	—	262	—	—	—	—	—	—	262
Deferred stock-based compensation related to Cerberian acqusition	—	—	—	—	—	—	(17)	—	—	(17)
Reversal of deferred stock-based compensation due to cancellations	—	—	(5)	—	—	—	5	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	729	—	—	729

Balances at April 30, 2005	12,436	$1	$927,184	(140)	$(903)	$—	$(10)	$(860,024)	$1	$66,249

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2005	2004	2003
Operating Activities
Net income (loss)	$5,375	$(348)	$(15,928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,679	2,068	2,930
Amortization	1,012	305	—
Stock-based compensation	991	1,213	2,070
Non-cash charge (reversal) for acquired in-process technology and restructuring charges	(96)	1,687	—
Loss (gain) on disposition of equipment	14	(29)	53
Interest payments (accrued) on notes receivable from stockholders	—	28	(14)
Changes in operating assets and liabilities:
Accounts receivable	(513)	(2,361)	(1,980)
Inventories	878	(105)	133
Prepaid expenses and other current assets	(1,558)	(673)	654
Other assets	430	184	7
Accounts payable	619	2,279	(1,942)
Accrued liabilities	(2,122)	(2,715)	(4,767)
Deferred revenue	4,316	2,418	2,518

Net cash provided by (used in) operating activities	11,025	3,951	(16,266)

Investing Activities
Purchases of property and equipment	(2,548)	(1,431)	(743)
Sales of investment securities, net	135	10,447	17,028
Purchase of capitalized software	(537)	—	—
Acquisition of Ositis, net of cash acquired	(669)	(3,628)	—
Acquisition of Cerberian, net of cash acquired	(1,449)	—	—
Proceeds from sales of equipment	—	39	—

Net cash provided by (used in) investing activities	(5,068)	5,427	16,285

Financing Activities
Net proceeds from issuance of common stock	1,803	4,318	344
Net proceeds from equity financing	—	12,944	—
Repayment of notes receivable	—	—	27
Repurchase of common stock from employees	—	—	(6)

Net cash provided by financing activities	1,803	17,262	365

Net increase in cash and cash equivalents	7,760	26,640	384
Cash and cash equivalents at beginning of period	39,504	12,864	12,480

Cash and cash equivalents at end of period	$47,264	$39,504	$12,864

Supplemental schedule of noncash investing and financing activities
Issuance of common stock for acquisition of businesses	$21,971	$2,540	$—
Cash paid for income taxes, net of refunds	$98	$277	$313

The accompanying notes are an integral part of these Consolidated Financial Statements.

Note 1. Business

Blue Coat® Systems, Inc., also referred to in this report as “it”, “its” or “the Company,” was incorporated in Delaware on March 16, 1996 as CacheFlow, Inc. On August 21, 2002 the Company changed its name from CacheFlow,® Inc. to Blue Coat Systems, Inc. and this filing and all future Securities Exchange Commission (“SEC”) filings will be under the name Blue Coat Systems, Inc. The ticker symbol for the Company’s common stock was also changed from CFLO to BCSI.

As organizations grow increasingly dependent on the Internet to communicate with customers, partners and employees, the Web browser is fast becoming the universal window into mission-critical communications and information. This has many advantages for the enterprise: Web-based applications and protocols are fast, inexpensive and easy to deploy and manage. But these benefits can lead to increased risks for the enterprise, such as increased help-desk calls due to spyware, legal liabilities associated with inappropriate Web surfing and content, open back doors for Web viruses to enter via instant messaging (IM) or personal Web email, network bandwidth and storage abuse due to peer-to-peer (P2P) file sharing and video streaming, and productivity losses from non-business related Web surfing and IM chatting. When every user on the network has a Web browser, every user also has the means to negatively affect the network infrastructure, whether intentionally or not. A solution is to use a proxy appliance that is designed to provide Web visibility and control while also improving network performance.

Blue Coat proxy appliances help organizations make the Web safe and productive for business, providing visibility and control of Web communications to protect against risks from spyware, Web viruses, inappropriate Web surfing, instant messaging, video streaming and peer-to-peer file sharing – while actually improving Web performance. Sitting in the network between the users and the Internet, proxy appliances do not replace existing perimeter security devices; rather, proxy appliances complement network firewalls by providing granular policy-based controls over Web traffic in ways that firewalls and other externally focused devices cannot.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include Blue Coat Systems, Inc.’s accounts and those of its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated.

The consolidated financial statements for the fiscal year ended April 30, 2005 and 2004 include the accounts and operating results of Cerberian, Inc. and Ositis Software, Inc., beginning November 16, 2004 and November 14, 2003, respectively (see Note 3).

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations. The Company’s critical accounting estimates include (i) inventories, (ii) valuation of goodwill, (iii) valuation of long-lived and identifiable intangible assets, (iv) restructuring liabilities, (v) revenue recognition and related receivable allowances, (vi) warranty obligations, (vii) income taxes, and (viii) commitments and contingencies.

Reclassifications

Certain balances in the Company’s 2004 and 2003 consolidated financial statements have been reclassified to conform to the current year presentation.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

Short-term investments consist primarily of debt securities with original maturities between three months and one year. Management determines the appropriate classification of the Company’s investments at the time of purchase and evaluates such designation as of each balance sheet date based on its intent and ability to use such funds for current operations. To date, all of the Company’s investments have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of these securities is based on quoted market prices. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expenses) and have not been significant to date. Interest and dividends on all securities are included in interest income.

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

Property and Equipment

Property and equipment are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

Software	3 years
Furniture and fixtures	3 years
Computer and office equipment	3-5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Valuation of Goodwill

The Company performs goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) on an annual basis during its fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For the purposes of the Company’s fiscal 2005 annual impairment test of its goodwill, the Company considered its market capitalization on the date of its impairment test and determined that no goodwill impairment existed.

Valuation of Long-Lived and Identifiable Intangible Assets

The Company periodically evaluates potential impairments of its long-lived assets, including identifiable intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company evaluates long-lived assets, including identifiable intangible assets, for impairment on an annual basis during its fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value. In connection with the annual impairment analysis of goodwill, the Company assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144. For the year ended April 30, 2005, no impairment expense was recognized.

Restructuring Liabilities

Restructuring activities were initiated prior to December 31, 2002 and were recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The Company has accrued various restructuring liabilities, through charges to “Restructuring Expense”, related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in the consolidated financial statements. The Company’s restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates.

Revenue Recognition and Related Receivable Allowances

The Company recognizes appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and the Company exists, the fee to the customer is fixed or determinable and collectability is reasonably assured. In the event the Company has future performance obligations or must obtain customer acceptance, revenue is deferred until the obligations are met or acceptance is obtained. During the fiscal year ended April 30, 2005, the Company deferred certain revenue and related costs of revenue based on future obligations.

Revenue and related cost of revenue resulting from shipments to the Company’s distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that the Company’s products have been sold to a reseller or an end user. For sales to resellers, revenue and related cost of revenues are recognized upon shipment based on the Company’s understanding that an end user has been identified at the time of shipment.

Maintenance contract and subscription revenue is initially deferred and recognized ratably over the life of the contract with the related service cost expensed as incurred. Maintenance and subscription contracts usually have a 12-month duration but can extend to 36 months. Unearned maintenance and subscription contract revenue is included in deferred revenue.

Delivery is considered to have occurred for the Company’s appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred when the software key is made available to the customer electronically.

When a sale involves multiple elements, the Company determines if these elements can be separated into multiple units of accounting. The entire fee from the arrangement is allocated to each respective element based on its relative fair value or using the residual method, if appropriate. Revenue for each element is then recognized when revenue recognition criteria for that element is met. If the Company cannot establish fair value for any undelivered element, the Company would be required to recognize revenue for the whole arrangement at the time revenue recognition criteria for the undelivered element is met. Relative fair value for maintenance elements are based on substantive renewal rates.

The Company records shipping costs in both revenue and cost of revenue when it bills its customers for shipping. If the Company does not charge its customers for shipping, the costs incurred for shipping are reflected in cost of revenue but not recorded in revenue.

Probability of collection is assessed on a customer-by-customer basis. The Company’s customers are subjected to a credit review process that evaluates the customers’ financial condition and ability to pay for the Company’s products and services. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, revenue is not recognized until cash receipt.

The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. The Company analyzes accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of such allowance, and any changes are expensed to general and administrative expense.

Research and Development

Research and development costs are expensed as incurred.

Guarantees and Warranty Obligations

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

The Company accrues for warranty expenses as part of its cost of revenue at the time revenue is recognized and maintains an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. If actual warranty expenses are greater than those projected, additional obligations and other charges against earnings may be required. If actual warranty expenses are less than projected, prior obligations could be reduced, providing a positive impact on our reported results. The Company generally provides a one-year warranty on hardware products and a 90-day warranty on software products.

Advertising Costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs were $0.2 million, $0.1 million and $0.1 million, for the years ended April 30, 2005, 2004 and 2003, respectively.

Income Taxes

The Company uses the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered through the generation of future taxable income. As of April 30, 2005, the Company has a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that its deferred tax assets will not be realized in the foreseeable future.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, (“SFAS No. 130”). Included in other comprehensive income (loss) are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income (loss)” in the stockholders’ equity section of the balance sheets.

Significant components of the Company’s comprehensive income (loss) are as follows (in thousands):

	Year Ended April 30,
	2005	2004	2003
Net income (loss)	$5,375	$(348)	$(15,928)
Unrealized gains (losses) on available-for-sale securities	(1)	(11)	20

Comprehensive income (loss)	$5,374	$(359)	$(15,908)

Stock-Based Compensation

The Company accounts for stock-based awards granted to employees and officers using the intrinsic value method and to non-employees using the fair value method.

Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized as prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation (“SFAS No. 148”), under the fair value method, costs are measured on the earlier of either a performance commitment or the completion of performance by the non-employee provider of goods or services, and are determined based on estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. During fiscal 2005, a stock-based compensation charge of $0.3 million was recorded due to a stock option modification in a severance agreement with the Company’s departing Chief Financial Officer where the vesting of certain options was accelerated.

The following table illustrates the pro forma effect on net loss and net loss per share for the years ended April 30, 2005, 2004 and 2003 had the Company applied the fair value method to account for stock-based awards to employees (in thousands):

	Year Ended April 30,
	2005	2004	2003
Net income (loss), as reported	$5,375	$(348)	$(15,928)
Stock-based employee compensation expense included in the determination of net income (loss), as reported	991	1,213	2,070
Stock-based compensation for stock awards issued related to Ositis acquisition	(676)	(714)	—
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(8,388)	(11,870)	(16,736)

Pro forma net loss	$(2,698)	$(11,719)	$(30,594)

Basic net income (loss) per common share:
As reported	$0.46	$(0.03)	$(1.81)

Pro forma	$(0.23)	$(1.18)	$(3.49)

Diluted net income (loss) per common share:
As reported	$0.41	$(0.03)	$(1.81)

Pro forma	$(0.23)	$(1.18)	$(3.49)

For purposes of pro forma disclosures, the estimated fair value of stock-based awards to employees is amortized to pro forma expense over the vesting period for stock options and over the applicable purchase periods for stock purchases under the Employee Stock Purchase Plan (“ESPP”). The weighted average grant date fair value of stock options granted to employees was $13.82, $8.40 and $1.98 per share during the years ended April 30, 2005, 2004 and 2003, respectively. The weighted average fair value of employee stock purchase rights granted under the ESPP was $8.40, $2.40 and $1.95 per share during the years ended April 30, 2005, 2004 and 2003, respectively. Such weighted average grant date fair values were estimated using the Black-Scholes option valuation model and the assumptions included below.

Pro forma information regarding the results of operations and net loss per share is determined as if the Company had accounted for employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model.

For the years ended April 30, 2005, 2004 and 2003, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions:

	Year Ended April 30,
	Options			ESPP
	2005	2004	2003	2005	2004	2003
Risk-free interest rate	3.30%	3.49%	3.26%	2.43%	1.37%	1.38%
Dividend yield	0%	0%	0%	0%	0%	0%
Expected life (years)	3.97	4.00	4.00	1.25	0.50	0.50
Expected volatility	1.23	0.82	1.22	1.02	0.77	1.01

Per Share Amounts

Basic net income (loss) per common share and diluted net income (loss) per common share are presented in conformity with SFAS No. 128, Earnings Per Share (“SFAS No. 128”), for all periods presented. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Basic per share amounts are computed by using the weighted average number of shares of the Company’s common stock, less the weighted average number of common shares subject to repurchase, outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) issuance of committed but un-issued stock awards. Basic and diluted net income (loss) per share for the years ended April 30, 2005 were presented separately. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net income (loss) per share are the same as those used for the computation of basic net income (loss) per share as the inclusion of dilutive securities would be anti-dilutive. The total number of shares excluded from the calculation of diluted net loss per common share was approximately 1,619,000 and 320,000 for the years ended April 30, 2004 and 2003, respectively.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations (in thousands):

	Year Ended April 30,
	2005	2004	2003
Net income (loss) available to common stockholders	$5,375	$(348)	$(15,928)

Basic:
Weighted-average shares of common stock outstanding	11,628	9,958	8,830
Less: Weighted average shares of common stock subject to repurchase	—	(2)	(53)

Weighted average common shares used in computing basic net income (loss) per share	11,628	9,956	8,777

Basic net income (loss) per share	$0.46	$(0.03)	$(1.81)

Diluted:
Weighted-average common shares used in computing basic net income (loss) per share	11,628	9,956	8,777
Add: Weighted average employee stock options and warrants	1,271	—	—
Add: Other weighted-average dilutive potential common stock	78	—	—

Weighted average common shares used in computing diluted net income (loss) per share	12,977	9,956	8,777

Diluted net income (loss) per share	$0.41	$(0.03)	$(1.81)

Foreign Currency Adjustments

The functional currency of the Company’s domestic and foreign operations is the U.S. dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial position and results of operations from local currencies into the functional currency, are included in “other income (expense)” in the accompanying consolidated statements of operations. These amounts were not material during any of the three years in the period ended April 30, 2005.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, short-term investments and restricted investments, approximate their respective fair values based on quoted market prices.

Concentration and Other Risks

Financial instruments that potentially subject the Company to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities and trade receivables. The Company maintains its demand deposit and money market accounts primarily with one financial institution with high credit standing. The Company invests only in high-quality, investment grade securities and limits investment exposure in any one issue. Investments are classified as cash equivalents on the Company’s consolidated balance sheets for the years ended April 30, 2005 and 2004. Management believes the financial risks associated with these financial instruments are minimal. The Company has not experienced material losses from its investments in these securities.

Generally, the Company does not require collateral for sales to customers. However, the Company performs on-going credit valuations of its customers’ financial condition and maintains an allowance for doubtful accounts. One of the Company’s distributors accounted for 15.9%, 24.1% and 19.0% of its net revenue during the years ended April 30, 2005, 2004 and 2003, respectively. The same distributor accounted for 11.3%, 12.7% and 20.4% of the Company’s gross accounts receivable balances for the years ended April 30, 2005, 2004 and 2003, respectively. No other customer accounted for more than 10.0% of the Company’s gross accounts receivable balances for the same time periods.

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

Contingencies

From time to time the Company is involved in various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than any other. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could result in a material adverse impact on the results of operations for the period in which the ruling occurs, or future periods.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, Accounting Changes (“APB 20”), and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 3”). SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”). SFAS No. 123(R) would require all share-based payments to employees, including grants of employee stock options, to be measured using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Based on the phase-in implementation announced by the SEC on April 14, 2005, SFAS No. 123(R) is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will be required to apply SFAS No. 123(R) beginning May 1, 2006. The adoption of SFAS No. 123(R) will result in recording material charges related to employee stock-based compensation in future periods, impacting the Company’s consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial statements.

In September 2004, the FASB staff issued FASB Staff Position (“FSP”) EITF 03-01-1, or FSP EITF 03-01-1. Effective upon issuance, FSP EITF 03-1-1 delayed, indefinitely, certain measurement and recognition guidance contained in EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issued in March 2004, EITF No. 03-1 included guidance for determining and recording impairment for both debt and equity securities. EITF No. 03-1 also requires additional disclosure for investments that are deemed to be temporarily impaired under the standard. We do not believe that the adoption of FSP EITF 03-01-1 will have a material impact on our financial position, results of operations or liquidity.

Note 3. Acquisitions

Cerberian, Inc.

On November 16, 2004, the Company completed its acquisition of Cerberian, Inc. (“Cerberian”). The purchase price of approximately $19.3 million consisted of approximately 0.8 million shares of Blue Coat common stock valued at $17.4 million, $0.4 million in direct transaction costs, Cerberian options assumed by Blue Coat valued at approximately $0.5 million and the elimination of promissory notes from Cerberian to Blue Coat of $1.0 million. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Accounting for Business Combinations (“SFAS No. 141”). This purchase price has been allocated to the tangible and intangible assets acquired with the excess purchase price being allocated to goodwill.

Cerberian was founded in 2000 as a Utah corporation and later incorporated as a Delaware corporation on January 9, 2001. Cerberian was a provider of URL filtering software. Cerberian’s operations were assumed as of the date of the acquisition and are included in the results of operations of the Company beginning on November 16, 2004 and, as a result, are not reflected in the results of operations for the years ended April 30, 2004 and 2003.

The updated allocation of the purchase price, based on the fair value of each component, consisted of the following at April 30, 2005 (in thousands):

Consideration and direct transaction costs:
Fair value of Blue Coat common stock	$17,357
Direct transaction costs	437
Fair value of assumed Cerberian options	497
Promissory notes from Cerberian to Blue Coat	1,034

Total purchase price	$19,325

Allocation of purchase price:
Cash and cash equivalents	$2
Accounts receivable	588
Other current assets	66
Fixed assets	184
Other assets	21
Liabilities assumed	(2,033)
Deferred stock compensation	17
Identifiable intangible assets	3,030
Goodwill	17,450

Total purchase price	$19,325

Upon closing the acquisition of Cerberian, the Company eliminated the promissory notes from Cerberian to Blue Coat totaling $1.0 million and paid off other notes payable to third parties totaling $0.5 million and paid off various capital leases of $0.1 million. The Company also incurred $0.4 million in severance costs during the year ended April 30, 2005, related to the consolidation of various activities in an effort to eliminate redundancies and increase organizational efficiencies within the newly combined company.

The Company’s primary purpose for acquiring Cerberian was to expand its employee internet management products, as well as gain access to Cerberian’s customer base. The Company believes that the intangible assets of Cerberian strengthen its product offerings and allow it to market a more competitive solution to its customers.

To establish the value of the intangible assets, the Company, with the assistance of an independent valuation specialist, used an income approach. The Company utilized a five-step process to value the intangible assets: (i) revenue associated with the intangible assets was projected; (ii) cost of revenue was then estimated for each period in which revenue was projected; (iii) the resulting net cash flow was tax effected and reduced further by charges for the use of fixed assets, working capital and other assets necessary to generate these cash flows; (iv) the resulting net cash flows were discounted at a rate commensurate with their risk; and (v) the Company summed the discounted cash flows to estimate their fair market values. The Company then estimated the tax benefits associated with the intangible asset and this benefit was included in the value of the intangible assets.

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

Using the above guidelines at the time of the acquisition, the Company’s management identified intangible assets that were valued separately from goodwill. The intangible assets identified were core technology and customer base. The intangible assets were valued using an income approach as described above. The cash flows were discounted to their present value using a discount rate of 24.0%. Intangible assets acquired through the Cerberian acquisition and their estimated useful lives are as follows (in thousands):

Identifiable intangible assets	Amortization period	Gross Amount
Core technology	5 years	$2,590
Customer base	5 years	440

Total		$3,030

The potential value of the combined companies’ products and technologies contributed to a purchase price that resulted in goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes and is not subject to amortization; however, it is to be tested for impairment at least annually in accordance with SFAS No. 142. Approximately $17.6 million of the total purchase price was allocated to goodwill upon the closing of Cerberian acquisition on November 16, 2004. In the fourth quarter of fiscal 2005, the Company recorded an adjustment of $0.2 million related to a decrease in legal and accounting transaction fees, resulting in a corresponding decrease to goodwill.

Ositis Software, Inc.

On November 14, 2003, the Company completed its acquisition of Ositis Software, Inc. (“Ositis”). The purchase price of $8.7 million consisted of 0.4 million shares of Blue Coat common stock valued at $6.7 million, $1.1 million in cash, $0.9 million in direct transaction costs, and Ositis warrants assumed by the Company valued at $43,000 which have all been exercised.

Ositis’ operations have been included in the results of operations of Blue Coat beginning on November 14, 2003. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Accounting for Business Combinations (“SFAS No. 141”); accordingly, the Company allocated the purchase price to the fair value of assets acquired and liabilities assumed.

The final allocation of the purchase price, based on the fair value of each component, consisted of the following (in thousands):

Consideration and direct transaction costs:
Cash	$1,051
Fair value of Blue Coat common stock	6,662
Estimated direct transaction costs	911
Fair value of assumed Ositis warrants	43

Total purchase price	$8,667

Allocation of purchase price:
Cash and cash equivalents	$350
Accounts receivable	441
Other current assets	43
Other assets	124
Debt assumed	(1,100)
Moving, lease termination, and transition costs	(491)
Legal and investment banking fees	(479)
Deferred revenue	(174)
Accounts payable and accrued liabilities	(1,250)
Deferred employee compensation	1,596
Identifiable amortizable intangible assets	2,153
In-process technology	151
Goodwill	7,303

Total purchase price	$8,667

Upon closing the acquisition of Ositis, the Company recorded approximately $1.6 million of deferred employee compensation. Of the $1.6 million, $0.2 million was recorded as a prepaid expense related to committed cash consideration and $1.4 million related to committed stock awards to be issued over 12 months, which was recorded as deferred stock compensation in the equity section of the Company’s balance sheet. These amounts were amortized over a 12-month period beginning in November 2003. The Company incurred compensation expense of $0.8 million during each of the years ended April 30, 2005 and 2004, related to amortization of prepaid employee compensation and deferred employee stock compensation. The final allocation of purchase price also included the return of approximately 8,000 escrow shares to treasury stock in the third quarter of fiscal 2005.

To establish the value of the intangible assets, the Company used an income approach, which values an asset based on the future cash flows that could potentially be generated by the asset over its estimated remaining life. These cash flows were discounted to their present value using a discount rate of 15.0% for the developed technology and 20.0% for the core technology that would provide sufficient return to a potential investor and an appropriate level of risk. The present value of the cash flows over the life of the asset is summed to equal the estimated value of the asset. Intangible assets acquired through the Ositis acquisition and their estimated useful lives consisted of the following (in thousands):

Identifiable intangible assets	Amortization period	Gross Amount
Developed technology	3 years	$1,331
Core technology	5 years	339
Customer base	5 years	483

Total		$2,153

The potential value of the combined companies’ products and technologies contributed to a purchase price that resulted in goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes and is not subject to amortization, however, it is to be tested for impairment at least annually in accordance with SFAS No. 142. Approximately $7.7 million of the total purchase price was allocated to goodwill upon closing of the Ositis acquisition on November 14, 2003. For the year ended April 30, 2005, the Company recorded an adjustment of $0.2 million related to a decrease in the fair value of assumed liabilities, resulting in a corresponding decrease to goodwill.

Pro-forma financial results

Unaudited pro forma results from operations for the years ended April 30, 2005 and 2004, assuming the acquisitions of Cerberian and Ositis were completed on May 1, 2004 and 2003, respectively, would be as follows (in thousands, except per share amounts):

	Year Ended April 30,
	2005	2004
Net revenue	$98,174	$69,700
Operating income (loss)	$4,087	$(5,687)
Net income (loss)	$4,240	$(5,990)
Basic income (loss) per share	$0.35	$(0.55)
Diluted income (loss) per share	$0.32	$(0.55)

The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of what the Company’s operating results would have been, had the acquisition been completed on the date for which the pro forma results give effect (May 1, 2004 and 2003). Included in the results for the years ended April 30, 2005, and 2004 were expenses related to the acquisition of Ositis and Cerberian, such as the amortization of intangible assets, stock compensation, and integration costs.

Note 4. Consolidated Balance Sheet Data

Inventories

Inventories, net consist of the following (in thousands):

	April 30,
	2005	2004
Raw materials	$255	$450
Work-in-process	5	186
Finished goods	90	592

Total	$350	$1,228

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	April 30,
	2005	2004
Computer and office equipment	$7,527	$6,376
Software	4,727	3,564
Furniture and fixtures	1,292	1,168
Leasehold improvements	1,049	869
Construction in progress	232	272

	14,827	12,249
Less accumulated depreciation and amortization	(11,064)	(9,759)

	$3,763	$2,490

Depreciation expense was $1.7 million, $2.1 million and $2.9 million for the years ended April 30, 2005, 2004 and 2003, respectively.

Intangible Assets

Our acquired intangible assets are as follows (in thousands):

April 30, 2005	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3 years	$1,331	$(665)	$666
Core technology	5 years	2,929	(340)	2,589
Customer base	5 years	923	(185)	738

Total		$5,183	$(1,190)	$3,993

April 30, 2004	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3 years	$1,331	$(222)	$1,109
Core technology	5 years	339	(34)	305
Customer base	5 years	483	(48)	435

Total		$2,153	$(304)	$1,849

Total amortization expense for the identifiable intangible assets was approximately $0.9 million and $0.3 million for the years ended April 30, 2005 and 2004, respectively. No amortization expense was recognized for the year ended April 30, 2003. As of April 30, 2005, the Company had no identifiable intangible assets with indefinite lives. The weighted average life of identifiable intangible assets was 4.4 and 3.5 years as of April 30, 2005 and 2004, respectively. There were no identifiable intangible assets as of April 30, 2003.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2006	$1,214
2007	992
2008	771
2009	688
2010	328

$3,993

Goodwill

Changes in goodwill are as follows (in thousands):

	Year Ended April 30,
	2005	2004
Balance, beginning of period	$7,456	$—
Ositis acquisition	—	7,712
Ositis adjustment	(153)	(256)
Cerberian acquisition	17,565	—
Cerberian adjustment	(115)	—

Balance, end of period	$24,753	$7,456

Current Other Accrued Liabilities

Current other accrued liabilities consisted of the following (in thousands):

	April 30,
	2005	2004
Professional and consulting fees	$959	$462
Accrued royalty	703	432
Warranty reserve	262	295
Sales and marketing costs	226	308
Other	1,680	1,076

Total other accrued liabilities	$3,830	$2,573

Warranty Obligations

Changes in the Company’s warranty obligations, which are included in Other Current Liabilities, for the years ended April 30, 2005 and 2004 were as follows (in thousands):

	Year Ended April 30,
	2005	2004
Beginning balances	$295	$350
Warranties issued during the period	952	386
Settlements made during the period	(985)	(441)

Ending balances	$262	$295

Note 5. Restructuring Accrual

As of April 30, 2005, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans had been completed, except for payment of future rent obligations of $3.6 million, which are to be paid in cash through fiscal year 2008.

The following table summarizes restructuring activity during the three years ended April 30, 2005:

	Abandoned Lease Space Accrual	Severance Related Accrual	Contract Termination and Facilities Closure Accrual	Total
Balances at April 30, 2002	$9,503	$406	$969	$10,878
Cash payments	(3,067)	(406)	(641)	(4,114)
Additions	1,553	—	—	1,553
Reversals	—	—	(280)	(280)

Balances at April 30, 2003	7,989	—	48	8,037
Cash payments	(2,947)	—	(22)	(2,969)
Additions	1,536	—	—	1,536

Balances at April 30, 2004	6,578	—	26	6,604
Cash payments	(2,863)	—	(2)	(2,865)
Reversals	(72)	—	(24)	(96)

Balances as of April 30, 2005	3,643	—	—	3,643
Less: current portion included in “Current liabilities”	2,729	—	—	2,729

Long-term restructuring accrual	$914	$—	$—	$914

In fiscal 2005, the Company reduced its restructuring accrual by $72,000 related to a revised estimate of real estate taxes on one of the leased facilities and by $24,000 due to lower contract termination costs than originally estimated.

During fiscal 2004, the Company increased its restructuring accruals, for abandoned lease space by $1.5 million to reflect a deterioration in market trend information provided by a commercial real estate broker.

During fiscal 2003, the Company increased the restructuring accruals by $1.6 million for abandoned lease space, mainly due to the loss of its tenant in a leased building in Sunnyvale, California. The Company also reduced its estimates for contract termination costs by $0.3 million during fiscal 2003, as it was able to negotiate lower settlement amounts than originally estimated.

Note 6. Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes 10,000,000 shares of preferred stock. The preferred stock is undesignated and the Board of Directors has the authority to issue new series of preferred stock and determine the rights, preferences and privileges of such preferred stock.

Common Stock

The Company has either assumed or entered into Stock Purchase Agreements in connection with the sale of common stock to employees, consultants and directors. The Company has the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the respective service periods. As of April 30, 2005, 2004 and 2003, 70, 2,387 and 4,322, shares, respectively, of common stock issued under these agreements were subject to repurchase.

Equity Financing

On September 18, 2003, the Company sold 1,311,807 shares of common stock, $.0001 par value per share, to investment funds and an individual affiliated with Sprout Group, a venture capital affiliate of Credit Suisse First Boston, at a price of $9.91 per share. The share price was determined using the average closing price per share of Blue Coat’s common stock on the Nasdaq National Market over the five trading days ending on the trading date prior to the date of closing. The offering resulted in net proceeds of approximately $12.9 million, which were used for general corporate purposes. The shares of common stock issued in the transaction have not been registered under the Securities Act of 1933, and may not be offered or sold in the absence of a registration statement in effect with respect to the securities under the Securities Act of 1933 or an applicable exemption from registration requirements. The shares of common stock issued in such transaction are eligible for re-sale pursuant to Rule 144 under the Securities Act of 1933, subject to the volume limitations and other conditions specified in such rule.

Warrants

In connection with the acquisition of Ositis, the Company assumed warrants outstanding to purchase Ositis common stock using an exchange ratio contained in the Ositis merger agreement. Based on this exchange ratio, the total number of the Company’s shares that may be purchased by warrant holders of Ositis common stock is 2,804. Using the Black Scholes valuation model, the Company valued these shares at $43,000, which was included as part of the total purchase consideration for Ositis. As of April 30, 2005, 2,727 of these warrants were issued.

The following table illustrates total outstanding warrants as of April 30, 2005:

April 30, 2005
Shares	Exercise Price	Expiration Date
1,982	$0.63	Jan. 2006 - Dec. 2009
119	47.32	March, 2006
626	$91.48	July, 2008

2,727

Note 7. Employee and Director Stock Plans

1996 Stock Incentive Plan

In 1996, the Company established the 1996 Stock Option Plan (the “1996 Plan”) under which stock options were granted to employees, directors and consultants. After September 24, 1999 no options could be granted under the 1996 plan.

Options that expire and shares issued under the 1996 Plan that are repurchased become available for issuance under the Company’s 1999 Stock Incentive Plan, which is discussed further below.

1999 Stock Incentive Plan

In September 1999, the Company’s Board of Directors adopted the 1999 Stock Incentive Plan (the “Incentive Plan”), which became effective upon the effective date of the Company’s initial public offering. The number of shares reserved under the Incentive Plan automatically increase on January 1 each year beginning 2002 by 400,000 shares, and will increase on an annual basis by the lesser of 5% of the total amount of common stock outstanding or 400,000 shares. Furthermore, any options granted under the 1996 Plan that are cancelled or exercised and subsequently repurchased by the Company become available for future issuance under the Incentive Plan. As of April 30, 2005, 3,590,084 shares of common stock have been authorized for issuance under the plan. The exercise price for incentive stock options and non-qualified stock options granted under the Incentive Plan may not be less than 100.0% and 85.0%, respectively, of the fair market value of common stock on the option grant date and the stock options are generally subject to a four-year vesting term.

1999 Director Option Plan

In September 1999, the Company’s Board of Directors adopted the 1999 Director Option Plan (the “Directors Plan”). Under the Directors Plan, each non-employee director joining the Board of Directors following the effective date of the Company’s initial public offering automatically receives options to purchase 5,000 shares of common stock. In addition, each non-employee director automatically receives options to purchase 1,000 shares of common stock at each annual meeting of the Board of Directors held in the year 2000 and thereafter. Options granted under the Directors Plan will have an exercise price equal to the fair market value of the common stock on the option grant date. The number of shares reserved under the Directors Plan automatically increases by 20,000 shares annually beginning January 1, 2000. As of April 30, 2005, 176,500 shares of common stock have been authorized for issuance under the plan. The Company’s Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

2000 Supplemental Stock Option Plan

In February 2000, the Company’s Board of Directors adopted the 2000 Supplemental Stock Option Plan (the “2000 Plan”), under which 600,000 shares of common stock were reserved for issuance. Non-executive employees and consultants are eligible to participate in the 2000 Plan. The 2000 Plan provides for the grant of non-statutory stock options to purchase shares of the Company’s common stock and/or grants of restricted shares of common stock. The exercise price for stock options issued under the 2000 Plan may not be less than 25.0% of the fair market value of common stock on the option grant date. As of April 30, 2005, the number of common stock shares authorized for issuance under the plan for future issuance equaled 358,536.

Stock option activity under all stock option plans is as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at April 30, 2002	1,916,726	$60.60
Options granted	1,092,587	$2.43
Options exercised	(57,390)	$2.65
Options canceled	(856,322)	$49.14

Balance at April 30, 2003	2,095,601	$37.05
Options granted	1,419,500	$13.60
Options exercised	(533,199)	$7.63
Options canceled	(197,017)	$76.43

Balance at April 30, 2004	2,784,885	$27.95
Options granted	631,413	$17.61
Options exercised	(147,939)	$6.10
Options canceled	(124,461)	$33.59

Balance at April 30, 2005	3,143,898	$26.44

The following table provides segregated ranges of stock options outstanding at April 30, 2005:

Options Outstanding				Options Exerciseable
Range of Exercise Prices	Number of Options Outstanding at April 30, 2005	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable at April 30, 2005	Weighted Average Exercise Price
$0.05-$0.05	50	5.53	$0.05	50	$0.05
$2.25-$2.25	422,194	7.19	$2.25	280,618	$2.25
$2.50-$5.44	299,047	7.68	$4.75	166,692	$4.58
$5.60-$5.60	329,483	8.13	$5.60	139,077	$5.60
$7.86-$11.95	375,778	8.85	$10.14	66,908	$8.52
$12.50-$16.05	329,083	8.13	$14.96	139,891	$14.98
$16.24-$18.04	353,306	7.27	$16.94	242,196	$16.78
$19.09-$21.53	463,147	8.27	$21.12	160,789	$20.89
$21.60-$60.00	323,850	7.88	$31.99	109,325	$37.33
$85.31-$525.00	247,960	5.13	$177.58	245,960	$177.80

$0.05-$525.00	3,143,898	7.71	$26.44	1,551,506	$38.72

At April 30, 2005, 1,247,809 options were available for grant and 4,391,707 shares of common stock were authorized for future issuance under the aforementioned option plans.

Employee Stock Purchase Plan (“ESPP”)

In September 1999, the Company’s Board of Directors adopted the ESPP, which became effective upon the effective date of the Company’s initial public offering. Under the plan, eligible employees may purchase common stock through payroll deductions, which in any event may not exceed 15% of an employee’s compensation, at a price equal to the lower of 85% of the closing fair market value of the common stock on the day prior to the beginning of the offering or the last day of the applicable six-month purchase period. The number of shares reserved under the ESPP is automatically increased by 100,000 shares annually, beginning January 31, 2000. As of April 30, 2005, a total of 638,273 shares of common stock have been authorized for future issuance under the ESPP. The Company’s Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

Note 8. Income Taxes

The provision for income taxes of $0.1 million, $0.1 million and $0.3 million for the years ended April 30, 2005, 2004 and 2003, respectively, is composed entirely of foreign corporate income taxes.

A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to net income (loss) before income taxes is summarized as follows (in thousands):

	Year Ended April 30,
	2005	2004	2003
Provision at statutory rate	$1,922	$(78)	$(5,484)
Acquired in-process technology	—	53	—
Future benefits not currently recognized	(2,067)	(54)	4,707
Stock compensation	4	28	724
Foreign taxes	117	124	261
Other	141	51	53

Provision for income taxes	$117	$124	$261

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	April 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$75,627	$94,816
Stock compensation	8,011	8,206
Inventory reserves	96	1,677
Restructuring reserves	1,408	2,203
Other accruals/reserves	2,848	2,241
Fixed assets	1,720	806
Tax credits	6,051	4,091
Capitalized research and development	23,062	2,791

Subtotal	$118,823	$116,831

Valuation allowance	(117,279)	(116,077)

Total deferred tax assets	$1,544	$754

Deferred tax liabilities:
Intangibles	(1,544)	(754)

Total deferred tax liabilities	(1,544)	(754)

Net deferred tax assets	$—	$—

The Company has incurred losses from its inception through April 30, 2004. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its deferred tax assets. Therefore, a full valuation allowance has been recorded at April 30, 2005 and 2004. The valuation allowance increased (decreased) by $1.2 million, $1.9 million, and ($10.4) million during fiscal years 2005, 2004 and 2003, respectively.

As of April 30, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $204.5 million, which will expire in fiscal years ending in 2011 through 2025, if not utilized. The

Company also had net operating loss carryforwards for state income tax purposes of approximately $110.5 million, which will expire in fiscal years ending in 2006 through 2015, if not utilized. The Company also had federal and California research and other tax credit carryforwards of approximately $7.4 million, which will expire in fiscal years 2012 through 2025, if not utilized.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforward before utilization. The events that may cause ownership changes in the Company’s net operating loss include, but are not limited to, a cumulative stock ownership change of greater than 50.0% over a three year period.

The Company’s deferred tax assets, which have been offset by the valuation allowance, include deferred tax benefits associated with employee stock options and acquired net operating loss carryforwards. Deferred tax benefits associated with employee stock options of approximately $21.5 million will be credited to additional paid-in-capital when realized. Deferred tax benefits associated with acquired net operating loss carryforwards of approximately $3.6 million, when realized, will first reduce goodwill and then non-current identifiable intangible assets.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of certain foreign subsidiaries aggregating approximately $0.8 million at April 30, 2005, as such earnings have been reinvested in the business. If such earnings were not permanently reinvested, a deferred tax liability of $35,000 would have been required.

Note 9. Defined Contribution Benefit Plan

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all United States employees. Eligible employees may contribute pre-tax amounts to the plan via payroll withholdings, subject to certain limitations. The Company does not match contributions by plan participants.

Note 10. Commitments and Contingencies

Guarantees and Product Warranties

The Company applies the disclosure provisions of FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (“FIN 45”) to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, Accounting for Contingencies, (“SFAS No. 5”) by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of April 30, 2005, to the best of the Company’s estimates, it has no liabilities under indemnification arrangements and guarantees, as applicable.

Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation and contain provisions which permit renewal at the end of the respective lease terms.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2006	$3,023	$1,621	$4,644
2007	1,018	1,659	2,677
2008	258	2,275	2,533
2009	—	2,289	2,289
2010	—	2,236	2,236
Thereafter	—	718	718

Total minimum lease payments	$4,299	$10,798	$15,097

Rent expense was $2.9 million, $2.6 million and $3.0 million for the years ended April 30, 2005, 2004 and 2003, respectively. Of the $4.3 million in total operating lease commitments for abandoned facilities, as summarized above, a reserve for $3.6 million has been provided and is included in the captions “Accrued restructuring reserve” and “Accrued restructuring reserve, less current portion” in the accompanying consolidated balance sheet at April 30, 2005 and 2004. The remaining $0.7 million represents estimated sublease income.

In April 2005, the Company executed a five-year operating lease for a 117,000-square foot facility which will serve as the Company’s headquarters in Sunnyvale, California. The lease commencement occurs in September 2005 and will extend for a term of five years from the commencement date. Lease payments escalate annually and the total future minimum lease payments amount to $8.4 million over the lease term, excluding lease payment of $0.6 million for the first six months to be excused if the Company is not in default during the first 12 months of the lease term. A lessee improvement allowance of $1.2 million is provided to us to be used by June 30, 2006 and any unused portion of the allowance shall be waived and forfeited. As part of this agreement, the Company is required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit provides for automatic annual extensions, without amendment, through the end of the lease term. Both irrevocable standby letters of credit referred to above are classified as “Restricted investments” in the accompanying consolidated balance sheets as of April 30, 2005. In addition to the standby letter of credit discussed above, the Company maintains a $1.5 million irrevocable standby letter of credit for a five-year operating lease related to a 46,000-square foot research and development facility in Sunnyvale, California. This letter of credit also extends automatically to each succeeding calendar year through June 30, 2006, unless otherwise terminated in writing.

Purchase and Other Commitments

The Company has firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against the Company in the short-term and all amounts under these arrangements are due in fiscal 2006. The minimum obligation under these commitments at April 30, 2005 was $3.0 million.

Note 11. Litigation

IPO Allocation Litigation. Beginning on May 16, 2001, a series of putative securities class actions were filed against the firms that underwrote the Company’s initial public offering, the Company, and some of its officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in the Florida case dismissed the Company and individual officers and directors from the action without prejudice. The complaints in the New York and Florida cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in the Company’s initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the Company and its current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, by making material false and misleading statements in the prospectus incorporated in the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased the Company’s stock between November 19, 1999 and December 6, 2000. On April 19, 2002, plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against the Company, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including the Company. The Court’s order did not dismiss any claims against the Company. As a result, discovery may now proceed. The Company’s officers and directors have been dismissed without prejudice in this litigation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the Court for approval. The terms of the settlement, if approved would dismiss and release all claims against participating defendants, including the Company. In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including court approval. If the settlement does not occur, litigation against the Company would continue. The Company believes it has meritorious defenses and intends to defend the case vigorously.

SEC Investigations. The SEC has informed the Company of its investigation into trading in certain securities, including trading in the Company’s securities, prior to the Company’s public announcement on May 27, 2004 of its financial results for the fourth quarter and fiscal year 2004 (the “May 27, 2004 Announcement”). The investigation is captioned In the Matter of Trading in Certain Securities, H0-9818. To date the SEC has not identified the Company or any of its directors or executive officers as targets of its investigation, but has served subpoenas for information from the Company and for testimony from certain officers. The Company is cooperating with the investigation. The SEC subsequently informed the Company that it is the subject of a formal order of private investigation captioned In the Matter of Blue Coat Systems, Inc., HO-10096. The Company believes that the Commission is investigating whether certain present or former officers, directors, employees, affiliates or others made intentional or non-intentional selective disclosure of material nonpublic information, traded in the Company’s stock while in possession of such information, or communicated such information to others who thereafter traded in the Company’s stock. The Company is cooperating with the SEC.

Class Action Litigation. Beginning on April 11, 2004, several purported securities class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers on behalf of purchasers of the Company’s stock between February 20, 2004 and May 27, 2004 (the “alleged Class Period”). Plaintiffs allege that, during the alleged Class Period, defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making false or misleading statements about the Company’s prospects. The cases have been consolidated but a lead plaintiff has not yet been selected. The Company and related defendants intend to defend the case vigorously.

Derivative Litigation. On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of the Company’s officers and directors violated their fiduciary duties to the Company. The complaint is based largely on the same factual allegations as in the federal securities class action. Defendants intend to defend the case vigorously.

Although the Company cannot predict whether the IPO allocation cases will settle as proposed, and cannot predict the outcome of the SEC investigations, the securities class action, or the derivative case, the costs of defending these matters, an adverse result, or the diversion of management’s attention and resources could have a material adverse effect on the Company’s results of operations and financial position.

Infringement Litigation. On August 1, 2001, Network Caching Technology L.L.C. (“NCT”) filed suit against the Company and others in the United States District Court for the Northern District of California, alleging infringement of certain patents owned by NCT. The lawsuit was styled Network Caching Technology LLC vs. Novell, Inc. et al., Case No. CV-01-2079. On October 29, 2003, the Company and NCT entered into a settlement agreement by which the Company received a fully paid up license under the NCT patents for all Company products and services and a full and complete release from any and all claims of liability for any actual or alleged past and present infringement of the NCT patents. As consideration for the license rights and release, the Company paid a total of $1.1 million, expensed as a separate line item on the Company’s statement of operations named “Legal settlement.” The Order of Dismissal regarding all causes of action between NCT and the Company was entered November 14, 2003.

Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in the Company’s balance sheet as of April 30, 2005. As additional information becomes available, the Company will reassess the probability and potential liability related to pending litigation, which could materially impact the Company’s results of operations and financial position.

From time to time and in the ordinary course of business, the Company may be subject to various other claims and litigation. Such claims could result in the expenditure of significant financial and other resources.

Note 12. Geographic and Product Category Information Reporting

The Company operates in one segment to design, develop, market and support proxy appliances. The chief operating decision maker, the Company’s chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying consolidated financial statements. The Company’s revenue consists of two product categories: product and service. Total international revenue consists of sales from the Company’s U.S. operations to non-affiliated customers in other geographic regions. During fiscal 2005, 2004 and 2003, there were no intra-company sales, and no material long-lived assets were located in the Company’s foreign subsidiaries.

Operating decisions regarding the costs of the Company’s products and services are made with information that is consistent with the presentation in the accompanying consolidated statements of operations. Therefore, the Company currently believes it is impractical to separately present such costs.

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Year Ended April 30,
	2005		2004		2003
	$	%	$	%	$	%
North America	$48,951	50.9%	$36,955	55.9%	$23,774	52.0%
EMEA	30,148	31.3	19,608	29.7	12,839	28.0
Asia	17,087	17.8	9,505	14.4	9,125	20.0

Total net revenue	$96,186	100.0%	$66,068	100.0%	$45,738	100.0%

The following is a summary of net revenue by product category (in thousands):

	Year Ended April 30,
	2005		2004		2003
	$	%	$	%	$	%
Product	$78,495	81.6%	$52,251	79.1%	$35,827	78.3%
Service	17,691	18.4	13,817	20.9	9,911	21.7

Total net revenue	$96,186	100.0%	$66,068	100.0%	$45,738	100.0%

Note 13. Selected Quarterly Financial Data (Unaudited)

A summary of the Company’s quarterly consolidated financial results is as follows (in thousands, except per share data):

	Three Months Ended
	July 31, 2004 (1)	October 31, 2004 (1)	January 31, 2005 (2)	April 30, 2005 (3)
Net revenue	$21,124	$21,928	$24,749	$28,385
Gross profit	14,205	14,434	16,789	19,456
Net income	1,680	607	267	2,821
Basic net income per common share	$0.15	$0.05	$0.02	$0.23
Diluted net income per common share	$0.13	$0.05	$0.02	$0.21

	Three Months Ended
	July 31, 2003	October 31, 2003 (4)	January 31, 2004 (5)	April 30, 2004 (6)
Net revenue	$12,410	$13,418	$19,114	$21,126
Gross profit	8,268	8,865	13,537	14,160
Net income (loss)	(1,056)	(2,644)	1,962	1,390
Basic net income (loss) per common share	$(0.12)	$(0.27)	$0.19	$0.13
Diluted net income (loss) per common share	$(0.12)	$(0.27)	$0.16	$0.11

(1)	The first and second quarters of fiscal 2005 results include a $0.3 million stock compensation expense each quarter related to the amortization of deferred stock compensation and intangible asset amortization of $0.2 million each quarter, both related to the Ositis acquistion.
(2)	The third quarter of fiscal 2005 results include a $1.0 million stock compensation expense related to the modification of stock option grants associated with a severance agreement with the former CFO and intangible asset amortization of $0.2 million in connection with the Cerberian acquisition.
(3)	The fourth quarter of fiscal 2005 results include a $0.7 million stock compensation reversal related to previously recorded expense as a result of revising the severance agreement with the former CFO. Amortization of Cerberian intangible assets for $0.2 million was also recorded.
(4)	The second quarter of fiscal 2004 results include a $1.1 million legal settlement with Network Caching Technology L.L.C. and restructuring expense of $0.9 million for abandoned lease space.
(5)	The third quarter of fiscal 2004 results include a $0.2 million write-off of acquired in-process technology, intangible asset amortization of $0.2 million and deferred stock compensation of $0.3 million in connection with the Ositis acquisition.
(6)	The fourth quarter of fiscal 2004 results include a $0.6 million restructuring expense as a result of increasing the accrual for abandoned lease space, intangible asset amortization of $0.2 million and amortization of deferred stock compensation of $0.3 million in connection with the Ositis acquisition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Blue Coat Systems, Inc.

We have audited the accompanying consolidated balance sheets of Blue Coat Systems, Inc. as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Coat Systems, Inc. at April 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Blue Coat Systems, Inc. internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

July 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Blue Coat Systems, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Blue Coat Systems, Inc. maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Blue Coat Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Blue Coat Systems, Inc. maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Blue Coat Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2005 consolidated financial statements and our report dated July 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

July 11, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, is set forth at the end of Part II, Item 8 of this Annual Report on Form 10-K. This report addresses Ernst & Young LLP’s audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of Ernst & Young LLP for a more complete understanding of the matters presented.

Evaluation of Disclosure Controls

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed identified data errors or control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by our internal finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit.

Based on the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company is made known to management, including the CEO and the CFO, particularly during the time when our periodic reports are being prepared.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2005 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included at the end of Part II, Item 8 of this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls

Our management, including the CEO and the CFO, do not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

Item 9B. Other Information

None

PART III.

Item 10. Directors and Executive Officers of the Registrant.

Executives of the Registrant

See the information set forth in the section entitled “Proposal No. 1 – Election of Directors,” “Other Information – Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” in the 2005 Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Equity Compensation Plan Information” and “Executive Compensation and Related Information” in the 2005 Proxy Statement, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “Principal Accountant Fees and Services” in the 2005 Proxy Statement, which is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Financial Statement Schedules

1. Financial Statements

See Item 8 of this Annual Report on Form 10-K

2. Financial Statement Schedules

The following financial statement schedule of Blue Coat Systems, Inc. is filed as part of this Report and should be read in conjunction with the Financial Statements of Blue Coat Systems, Inc.

    Schedule II                 Valuation and Qualifying Accounts

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2003, by and among Blue Coat Systems, Inc., Riga Corp., Ositis Software, Inc., Vilis Ositis and Liana Abele (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 28, 2003)

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 16, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.3	Amendment Number 1 to Agreement and Plan of Merger and Reorganization, dated as of October 5, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on November 23, 2004

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.3	Certificate of Ownership and Merger of Blue Coat Systems, Inc. with and into Cacheflow Inc. (which is incorporated herein by reference to Exhibit 3.3 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.5	Certificate of Amendment to Certificate of Incorporation of Cacheflow International Inc., changing its name from Cacheflow International Inc. to Blue Coat Systems International Inc. (which is incorporated herein by reference to Exhibit 3.5 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

Number	Description
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.3 of Form 10-K filed by the Registrant with the Commission on July 29, 2003)

10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.6	Commercial lease agreement between Registrant, the Arrillaga Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.7	Commercial lease agreement between Registrant and Zetron Properties, Inc., dated April 20, 2000 (which is incorporated herein by reference to Exhibit 10.7 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.8	Commercial lease agreement between Blue Coat Systems Canada and Wiebe Property Corporation Ltd., dated May 1, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.9	Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.10	Offer Letter with Alan Robin (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.11	Offer Letter with John Scharber (which is incorporated herein by reference to Exhibit 10.13 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.12	Offer Letter with Robert Verheecke (which is incorporated herein by reference to Exhibit 10.14 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.13	Consulting Agreement with Marc Andreessen (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.14	2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

10.15	Michael Malcolm Resignation Agreement (which is incorporated herein by reference to Exhibit 10.18 of Form 10-Q filed by the Registrant with the Commission on December 15, 2000)

10.16	SpringBank Networks, Inc. 2000 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

Number	Description
10.17	Entera, Inc. 1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.18	Entera, Inc. 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.19	Commercial lease agreement between Registrant and Sunnyvale VIII Trust, dated March 30, 2001 (which is incorporated herein by reference to Exhibit 10.22 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.20	Commercial sublease agreement between Registrant and Kuokoa Networks, Inc., dated July 10, 2002 and First Amendment to Sublease between Registrant and Kuokoa Networks, Inc., dated July 16, 2002 (which is incorporated herein by reference to Exhibit 10.22 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

10.21	Commercial sublease agreement between Registrant and Merit Financial, Inc., dated October 25, 2002 (which is incorporated herein by reference to Exhibit 10.23 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

10.22	Offer Letter with David de Simone (which is incorporated herein by reference to Exhibit 10.24 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.23	Common Stock Purchase Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.24	Registration Rights Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.25	Technology License And Settlement Agreement dated October 29, 2003 by and between Network Caching Technology L.L.C and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003.)

10.26	Commercial lease agreement between Registrant and 525 Almanor LLC, dated March 9, 2004 (which is incorporated herein by reference to Exhibit 10.28 of Form 10-K filed by the Registrant with the Commission on July 14, 2004)

10.27	Source Code License & Services Agreement, effective August 12, 2004, by and between Blue Coat Systems, Inc. and Flowerfire, Inc. (which is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Commission on September 9, 2004)

10.28	Commercial sublease agreement between Registrant and Infoblox Inc., dated October 7, 2004 (which is incorporated herein by reference to Exhibit 10.4 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

10.29	Employment Agreement between Blue Coat Systems, Inc. and Robert Verheecke dated as of November 4, 2004 (which is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

10.30	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under the Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

Number	Description
10.31	Triple Net Space Lease between Mary Avenue Office LLC as Lessor and Blue Coat Systems, Inc., a Delaware corporation, as Lessee, dated April 21, 2005 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on April 26, 2005)

10.32	Employment Agreement between Blue Coat Systems, Inc. and Kevin Royal dated as of March 31, 2005

10.33	Separation Agreement between Blue Coat Systems, Inc. and Robert Verheecke dated as of April 29, 2005

14.1	Code of Business Conduct, adopted by the Board of Directors of Blue Coat Systems, Inc. on November 16, 2004 (which is incorporated herein by reference to Exhibit 14.1 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Brian NeSmith

31.2	Certification of Kevin Royal

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE COAT SYSTEMS, INC.
(Registrant)

July 12, 2005	By:	/s/ BRIAN M. NESMITH
Brian M. NeSmith
President, Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian M. NeSmith and Kevin Royal, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ BRIAN M. NESMITH Brian M. NeSmith	President, Chief Executive Officer and Director (Principal Executive Officer)	July 12, 2005

/s/ KEVIN ROYAL Kevin Royal	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	July 12, 2005

/s/ MARC ANDREESSEN Marc Andreessen	Director	July 12, 2005

/s/ JAY SHIVELEY Jay Shiveley	Director	July 12, 2005

/s/ DAVE HANNA Dave Hanna	Director	July 12, 2005

/s/ ANDREW S. RACHLEFF Andrew S. Rachleff	Director	July 12, 2005

/s/ JAMES A. BARTH James A. Barth	Director	July 12, 2005

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2003, by and among Blue Coat Systems, Inc., Riga Corp., Ositis Software, Inc., Vilis Ositis and Liana Abele (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 28, 2003)

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 16, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.3	Amendment Number 1 to Agreement and Plan of Merger and Reorganization, dated as of October 5, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on November 23, 2004

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.3	Certificate of Ownership and Merger of Blue Coat Systems, Inc. with and into Cacheflow Inc. (which is incorporated herein by reference to Exhibit 3.3 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.5	Certificate of Amendment to Certificate of Incorporation of Cacheflow International Inc., changing its name from Cacheflow International Inc. to Blue Coat Systems International Inc. (which is incorporated herein by reference to Exhibit 3.5 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.3 of Form 10-K filed by the Registrant with the Commission on July 29, 2003)

10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.6	Commercial lease agreement between Registrant, the Arrillaga Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

Number	Description
10.7	Commercial lease agreement between Registrant and Zetron Properties, Inc., dated April 20, 2000 (which is incorporated herein by reference to Exhibit 10.7 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.8	Commercial lease agreement between Blue Coat Systems Canada and Wiebe Property Corporation Ltd., dated May 1, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.9	Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.10	Offer Letter with Alan Robin (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.11	Offer Letter with John Scharber (which is incorporated herein by reference to Exhibit 10.13 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.12	Offer Letter with Robert Verheecke (which is incorporated herein by reference to Exhibit 10.14 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.13	Consulting Agreement with Marc Andreessen (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.14	2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

10.15	Michael Malcolm Resignation Agreement (which is incorporated herein by reference to Exhibit 10.18 of Form 10-Q filed by the Registrant with the Commission on December 15, 2000)

10.16	SpringBank Networks, Inc. 2000 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

10.17	Entera, Inc. 1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.18	Entera, Inc. 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.19	Commercial lease agreement between Registrant and Sunnyvale VIII Trust, dated March 30, 2001 (which is incorporated herein by reference to Exhibit 10.22 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.20	Commercial sublease agreement between Registrant and Kuokoa Networks, Inc., dated July 10, 2002 and First Amendment to Sublease between Registrant and Kuokoa Networks, Inc., dated July 16, 2002 (which is incorporated herein by reference to Exhibit 10.22 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

10.21	Commercial sublease agreement between Registrant and Merit Financial, Inc., dated October 25, 2002 (which is incorporated herein by reference to Exhibit 10.23 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

10.22	Offer Letter with David de Simone (which is incorporated herein by reference to Exhibit 10.24 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.23	Common Stock Purchase Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.24	Registration Rights Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

Number	Description
10.25	Technology License And Settlement Agreement dated October 29, 2003 by and between Network Caching Technology L.L.C and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.26	Commercial lease agreement between Registrant and 525 Almanor LLC, dated March 9, 2004 (which is incorporated herein by reference to Exhibit 10.28 of Form 10-K filed by the Registrant with the Commission on July 14, 2004)

10.27	Source Code License & Services Agreement, effective August 12, 2004, by and between Blue Coat Systems, Inc. and Flowerfire, Inc. (which is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Commission on September 9, 2004)

10.28	Commercial sublease agreement between Registrant and Infoblox Inc., dated October 7, 2004 (which is incorporated herein by reference to Exhibit 10.4 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

10.29	Employment Agreement between Blue Coat Systems, Inc. and Robert Verheecke dated as of November 4, 2004 (which is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

10.30	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under the Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

10.31	Triple Net Space Lease between Mary Avenue Office LLC as Lessor and Blue Coat Systems, Inc., a Delaware corporation, as Lessee, dated April 21, 2005 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on April 26, 2005)

10.32	Employment Agreement between Blue Coat Systems, Inc. and Kevin Royal dated as of March 31, 2005

10.33	Separation Agreement between Blue Coat Systems, Inc. and Robert Verheecke dated as of April 29, 2005

14.1	Code of Business Conduct, adopted by the Board of Directors of Blue Coat Systems, Inc. on November 16, 2004 (which is incorporated herein by reference to Exhibit 14.1 of Form 8-K filed by the Registrant with the Commission on November 23, 2004

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Brian NeSmith

31.2	Certification of Kevin Royal

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Schedule II

BLUE COAT SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts and Sales Returns

Year Ended April 30,	Balance at Beginning of Period	Additions - (Reductions) to Costs and Expenses	Deductions	Balance at End of Period
2003	$2,250,000	$(52,000)	$(1,523,000)	$675,000
2004	675,000	(147,000)	12,000	540,000
2005	540,000	(330,000)	25,000	235,000