Form 10-Q
period 2005-07-31
BLUE COAT SYSTEMS INC
filed 2005-09-09
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-28139

BLUE COAT SYSTEMS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	91-1715963
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION)

420 NORTH MARY AVENUE SUNNYVALE, CALIFORNIA	94085
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

Exchange Act).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT August 31, 2005
Common Stock, par value $.0001	12,571,448

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of July 31, 2005 and April 30, 2005	1

	Condensed Consolidated Statements of Operations for the three months ended July 31, 2005 and 2004	2

	Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2005 and 2004	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 6.	Exhibits	47

	Signatures	48

	Exhibit 10.1

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

i

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2005	April 30, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,364	$47,264
Accounts receivable, net	14,622	11,541
Inventories	337	350
Prepaid expenses and other current assets	4,084	3,460

Total current assets	72,407	62,615

Property and equipment, net	5,538	3,763
Restricted investments	1,855	1,855
Goodwill	24,753	24,753
Identifiable intangible assets, net	3,690	3,993
Other assets	1,108	883

Total assets	$109,351	$97,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,825	$3,743
Accrued payroll and related benefits	3,923	3,468
Deferred revenue	17,373	13,592
Accrued restructuring	2,542	2,729
Other accrued liabilities	4,625	3,849

Total current liabilities	34,288	27,381

Accrued restructuring, less current portion	467	914
Deferred revenue, less current portion	4,202	3,318

Total liabilities	38,957	31,613

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	927,947	927,184
Treasury stock	(903)	(903)
Deferred stock compensation	(9)	(10)
Accumulated deficit	(856,638)	(860,024)
Accumulated other comprehensive income (loss)	(4)	1

Total stockholders’ equity	70,394	66,249

Total liabilities and stockholders’ equity	$109,351	$97,862

See accompanying notes to Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2005	2004
Net revenue:
Product	$27,890	$17,140
Service	5,478	3,984

Total net revenue	33,368	21,124
Cost of revenue:
Product	8,565	5,703
Service	1,865	1,220

Total cost of revenue	10,430	6,923

Gross profit	22,938	14,201

Operating expenses:
Research and development	5,365	3,756
Sales and marketing	11,669	6,956
General and administrative	2,678	1,699
Amortization of intangible assets	174	152

Total operating expenses	19,886	12,563

Operating income	3,052	1,638
Interest income	367	92
Other income	57	20

Income before income taxes	3,476	1,750
Provision for income taxes	90	70

Net income	$3,386	$1,680

Net income per common share:
Basic	$0.27	$0.15

Diluted	$0.24	$0.13

Weighted average shares used in computing net income per common share:
Basic	12,353	11,065

Diluted	13,884	12,846

See accompanying notes to Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended July 31,
	2005	2004
Operating Activities
Net income	$3,386	$1,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	458	337
Amortization	348	152
Stock-based compensation	1	364
Changes in operating assets and liabilities:
Accounts receivable	(3,081)	473
Inventories	13	100
Prepaid expenses and other current assets	(624)	(694)
Other assets	(270)	(34)
Accounts payable	1,311	179
Accrued liabilities	597	(829)
Deferred revenue	4,665	418

Net cash provided by operating activities	6,804	2,146

Investing Activities
Purchases of property and equipment	(1,467)	(571)
Acquisition of Ositis, net of cash acquired	—	(448)

Net cash used in investing activities	(1,467)	(1,019)

Financing Activities
Net proceeds from issuance of common stock	763	219

Net cash provided by financing activities	763	219

Net increase in cash and cash equivalents	6,100	1,346
Cash and cash equivalents at beginning of period	47,264	39,504

Cash and cash equivalents at end of period	$53,364	$40,850

See accompanying notes to Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include Blue Coat Systems, Inc.’s (the “Company’s”) accounts and those of its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for the three months ended July 31, 2005 include the accounts and operating results of Cerberian, Inc., beginning November 16, 2004 (see Note 2). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted under the Securities and Exchange Commission’s (“SEC’s”) rules and regulations. The accompanying condensed consolidated financial statements and related notes as of July 31, 2005, and for the three month period ended July 31, 2005 and 2004 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position, operating results and cash flows for the interim date and period presented. Results for the three months ended July 31, 2005 are not necessarily indicative of results for the entire fiscal year or future periods.

The condensed consolidated balance sheet as of April 30, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended April 30, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC on July 14, 2005.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations. The Company’s critical accounting estimates include (i) revenue recognition and related receivable allowances, (ii) inventories, (iii) warranty obligations, (iv) valuation of long-lived and identifiable intangible assets, (v) restructuring liabilities, (vi) valuation of goodwill, (vii) income taxes, (viii) commitments and contingencies, and (ix) stock-based compensation.

Reclassifications

Certain balances in the Company’s 2005 condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Revenue Recognition and Related Receivable Allowances

The Company recognizes appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and the Company exists, the fee to the customer is fixed or determinable and collectability is reasonably assured. In the event the Company has future performance obligations or must obtain customer acceptance, revenue is deferred until the obligations are met or acceptance is obtained. During the three months ended July 31, 2005, the Company deferred certain revenue and related costs of revenue based on future obligations.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Delivery is considered to have occurred for the Company’s appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred when the software key is made available to the customer electronically. Revenue and related costs of revenue resulting from shipments to the Company’s distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that the Company’s products have been sold to a reseller or an end user. For sales to resellers, revenue and related costs of revenue are recognized upon shipment based on the Company’s understanding that an end user has been identified by the reseller at the time of shipment. Product revenue originated from distributors in China is deferred until cash receipt and end user registration of the proxy appliance.

Maintenance contract and subscription revenue is initially deferred and recognized ratably over the life of the contract with the related service cost expensed as incurred. Maintenance and subscription contracts usually have a 12-month duration but can extend to 36 months. Unearned maintenance and subscription contract revenue is included in deferred revenue.

When a sale involves multiple elements, the Company determines if these elements can be separated into multiple units of accounting. The entire fee from the arrangement is allocated to each respective element based on its relative fair value or using the residual method, if appropriate. Revenue for each element is then recognized when revenue recognition criteria for that element is met. If the Company cannot establish fair value for any undelivered element, the Company would be required to recognize revenue for the whole arrangement at the time revenue recognition criteria for the undelivered elements is met. Relative fair value for maintenance elements is based on substantive renewal rates.

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

The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. The Company analyzes accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of such allowance, and any required changes in the allowance are recorded to general and administrative expense.

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

Inventories, net consisted of the following (in thousands):

	July 31, 2005	April 30, 2005
Raw materials	$278	$255
Work-in-process	—	5
Finished goods	59	90

Total	$337	$350

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Changes in the Company’s warranty obligations, which are included in Other Current Liabilities, for the three months ended July 31, 2005 and 2004, respectively, were as follows (in thousands):

	Three Months Ended July 31,
	2005	2004
Beginning balances	$262	$295
Warranties issued during the period	295	201
Settlements made during the period	(262)	(280)

Ending balances	$295	$216

Valuation of Long-Lived and Identifiable Intangible Assets

The Company periodically evaluates potential impairments of its long-lived assets, including identifiable intangible assets, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates long-lived assets, including identifiable intangible assets, for impairment on an annual basis during its fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value. The Company assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144 and recognized no impairment expense in fiscal 2005. Subsequent to the Company’s impairment test performed in the fourth quarter of fiscal 2005, there have been no significant events or changes in circumstances indicating that the carrying amounts of the identifiable intangible assets may not be recoverable.

Restructuring Liabilities

The Company has accrued through charges to “Restructuring Expense”, various restructuring liabilities, related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in the Company’s condensed consolidated financial statements. The Company’s

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates.

Valuation of Goodwill

The Company performs its annual goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, during its fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the Company’s fiscal 2005 annual goodwill impairment test, the Company considered its market capitalization on the date of its impairment test since the Company has only one reporting unit and determined that no goodwill impairment existed. Subsequent to the Company’s impairment test performed in the fourth quarter of fiscal 2005, there have been no significant events or changes in circumstances affecting the valuation of goodwill.

Income Taxes

The Company uses the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing the Company’s condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These differences result in deferred tax assets and liabilities, which are included in the condensed consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered through carryback to prior year’s income or through the generation of future taxable income. As of July 31, 2005, the Company has a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that its deferred tax assets will not be realized in the foreseeable future.

Concentration and Other Risks

Financial instruments that potentially subject the Company to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities and trade receivables. The Company maintains its demand deposit and money market accounts primarily with one financial institution with high credit standing. The Company invests only in high-quality, investment grade securities and limits investment exposure in any one issue. Investments are classified as cash equivalents on the Company’s consolidated balance sheets for the three months ended July 31, 2005 and 2004. Management believes the financial risks associated with these financial instruments are minimal. The Company has not experienced material losses from its investments in these securities.

The Company generally does not require collateral for sales to customers. However, the Company performs on-going credit valuations of its customers’ financial condition and maintains an allowance for doubtful accounts. One of the Company’s distributors accounted for 11.2%and 22.0% of its net revenue during the three months ended July 31, 2005 and 2004, respectively. The same distributor accounted for 14.8% and 17.2% of the Company’s gross accounts receivable balances for the three months ended July 31, 2005 and 2004, respectively. No other customer accounted for more than 10.0% of the Company’s gross accounts receivable balances for the same time periods.

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

Contingencies

From time to time the Company is involved in various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than any other. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could result in a material adverse impact on the results of operations for the period in which the ruling occurs, or future periods.

Stock-Based Compensation

The Company accounts for stock-based awards granted to (i) employees and officers using the intrinsic value method and (ii) non-employees using the fair value method.

Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, under the fair value method, costs are measured on the earlier of either a performance commitment or the completion of performance by the non-employee provider of goods or services, and are determined based on estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share for the three months ended July 31, 2005 and 2004 had the Company applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended July 31,
	2005	2004
Net income, as reported	$3,386	$1,680
Stock-based employee compensation expense included in the determination of net income, as reported	1	364
Stock-based compensation for stock awards issued related to Ositis Acquisition	—	(338)
Stock-based employee compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(2,076)	(2,783)

Pro forma net income (loss)	$1,311	$(1,077)

Basic net income (loss) per common share:
As reported	$0.27	$0.15

Pro forma	$0.11	$(0.10)

Diluted net income (loss) per common share:
As reported	$0.24	$0.13

Pro forma	$0.09	$(0.10)

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

In April 2005, the SEC amended the compliance dates for SFAS No. 123 (revised 2004), Shared-Based Payment. Based on the phase-in implementation announced by the SEC on April 14, 2005, SFAS No. 123(R) is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will be required to apply SFAS No. 123(R) beginning May 1, 2006. In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) would require all share-based payments to employees, including grants of employee stock options, to be measured using a fair value method and record such expense in the consolidated financial statements. In addition, the

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) will result in recording material charges related to employee stock-based compensation in future periods, impacting the Company’s consolidated financial position and results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R), in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123(R). We are currently in the process of assessing the impact of this guidance.

Note 2. Acquisition

Cerberian, Inc.

On November 16, 2004, the Company completed its acquisition of Cerberian, Inc. (“Cerberian”). The purchase price of approximately $19.3 million consisted of approximately 0.8 million shares of Blue Coat common stock valued at $17.4 million, $0.4 million in direct transaction costs, Cerberian options assumed by Blue Coat valued at approximately $0.5 million and the elimination of promissory notes from Cerberian to Blue Coat of $1.0 million. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Accounting for Business Combinations. This purchase price has been allocated to the tangible and intangible assets acquired with the excess purchase price being allocated to goodwill.

Cerberian was founded in 2000 as a Utah corporation and later incorporated as a Delaware corporation on January 9, 2001. Cerberian was a provider of URL filtering software. Cerberian’s operations were assumed as of the date of the acquisition and are included in the results of operations of the Company beginning on November 16, 2004 and, as a result, are not reflected in the results of operations for the quarter ended July 31, 2004.

The allocation of the purchase price as of April 30, 2005, based on the fair value of each component, consisted of the following (in thousands):

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The potential value of the combined companies’ products and technologies contributed to a purchase price that resulted in goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes and is not subject to amortization; however, it is to be tested for impairment at least annually in accordance with SFAS No. 142. Approximately $17.6 million of the total purchase price was allocated to goodwill upon the closing of Cerberian acquisition on November 16, 2004. In fiscal 2005, the Company recorded an adjustment of $0.2 million related to a decrease in legal and accounting transaction fees, resulting in a corresponding decrease to goodwill. No adjustments were made in the three months ended July 31, 2005.

Note 3. Intangible Assets

The Company’s acquired intangible assets are as follows (in thousands):

July 31, 2005	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3 years	$1,331	$(776)	$555
Core technology	5 years	2,929	(486)	2,443
Customer base	5 years	923	(231)	692

Total		$5,183	$(1,493)	$3,690

Total amortization expense for the identifiable intangible assets was approximately $0.3 million and $0.2 million for the three months ended July 31, 2005 and 2004, respectively. As of July 31, 2005, the Company had no identifiable intangible assets with indefinite lives. The weighted average life of identifiable intangible assets was 4.5 and 3.8 years as of July 31, 2005 and 2004, respectively.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2006 (remaining 9 months)	$911
2007	992
2008	771
2009	688
2010	328

$3,690

Note 4. Restructuring Accrual

As of July 31, 2005, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans had been completed, except for payment of future rent obligations of $3.0 million, which are to be paid in cash through fiscal year 2008. The Company incurred restructuring charges, comprised of employee severance costs, facilities closures and lease abandonment costs and contract termination costs, to significantly reduce operating expenses and to further align the cost structure with market conditions, future revenue expectations and planned future product direction. Various adjustments to the restructuring accrual have been made to date for abandoned space as a result of changes in market trend information. There were no significant changes in estimates on sublease income related to these facilities during the three months ended July 31, 2005.

The following table summarizes restructuring activity during the three months ended July 31, 2005:

Abandoned Lease Space Accrual
Balances as of April 30, 2005	$3,643
Cash payments	(634)

Balances as of July 31, 2005	3,009
Less: current portion included in “Current liabilities”	2,542

Long-term restructuring accrual	$467

Note 5. Litigation

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

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Class Action Litigation. Beginning on April 11, 2005, several purported securities class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers on behalf of purchasers of the Company’s stock between February 20, 2004 and May 27, 2004 (the “alleged Class Period”). Plaintiffs allege that, during the alleged Class Period, defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making false or misleading statements about the Company’s prospects. The cases have been consolidated and the Court has appointed a lead plaintiff and lead plaintiff’s counsel who will file a consolidated complaint. Defendants will move to dismiss the consolidated complaint.

Derivative Litigation. On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of the Company’s officers and directors violated their fiduciary duties to the Company. The complaint is based largely on the same factual allegations as in the federal securities class action. Defendants expect to file demurrers on behalf of the Company and the individual defendants on September 15, 2005.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Although the Company cannot predict whether the IPO allocation cases will settle as proposed, and cannot predict the outcome of the SEC investigations, the securities class action, or the derivative case, the costs of defending these matters, an adverse result, or the diversion of management’s attention and resources could have a material adverse effect on the Company’s results of operations and financial position. The Company has been notified by the insurance carrier that it will be reimbursed for legal fees in excess of $350,000 incurred subsequent to April 16, 2005 related to the legal matters discussed under “SEC Investigations” above.

Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in Company’s balance sheet as of July 31, 2005. As additional information becomes available, the Company will reassess the probability and potential liability related to pending litigation, which could materially impact the Company’s results of operations and financial position.

From time to time and in the ordinary course of business, the Company may be subject to various other claims and litigation. Such claims could result in the expenditure of significant financial and other resources.

Note 6. Comprehensive Income

The Company reports comprehensive income in accordance with FASB SFAS No. 130, Reporting Comprehensive Income. Included in other comprehensive income are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income (loss)” in the stockholders’ equity section of the balance sheet.

Significant components of the Company’s comprehensive income are as follows (in thousands):

	Three Months Ended July 31,
	2005	2004
Net income	$3,386	$1,680
Unrealized loss on
available-for-sale securities	(5)	(5)

Comprehensive income	$3,381	$1,675

Note 7. Per Share Amounts

Basic net income per common share and diluted net income per common share are presented in conformity with FASB SFAS No. 128, Earnings Per Share, for all periods presented. Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) issuance of committed but unissued stock awards.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended July 31,
	2005	2004
Net income	$3,386	$1,680

Basic:
Weighted-average shares of common stock outstanding*	12,353	11,065

Weighted average common shares used in computing basic net income per share	12,353	11,065

Basic net income per share	$0.27	$0.15

Diluted:
Weighted average common shares used in computing basic net income per share	12,353	11,065
Add: Weighted average effect of employee stock options and warrants	1,498	1,566

Add: Committed unissued common stock	—	158

Add: Other weighted average dilutive potential common stock*	33	57

Weighted average common shares used in computing diluted net income per share	13,884	12,846

Diluted net income per share	$0.24	$0.13

*	Excluded from the basic weighted average shares of common stock outstanding amount and included in other weighted average dilutive potential common stock amount for the three months ended July 31, 2004 were 10,633 weighted average shares held in escrow related to Ositis acquisition on November 14, 2003.

For the three months ended July 31, 2005 and 2004, approximately 0.5 million and 0.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive since the exercise prices were greater than or equal to the average market price of the common shares during the respective periods.

Note 8. Geographic and Product Category Information Reporting

The Company operates in one segment to design, develop, market and support proxy appliances. The chief operating decision maker, the Company’s Chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. The Company’s revenue consists of two product categories: product and service. Total international revenue consists of sales from the Company’s U.S. operations to non-affiliated customers in other geographic regions. During the three months ended July 31, 2005 and 2004, there were no intra-company sales, and no material long-lived assets were located in any of our foreign subsidiaries.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Three Months Ended July 31,
	2005		2004
	$	%	$	%
North America	$17,805	53.4%	$10,862	51.4%
EMEA	12,630	37.8	7,652	36.2
Asia	2,933	8.8	2,610	12.4

Total net revenue	$33,368	100.0%	$21,124	100.0%

The following is a summary of net revenue by product category (in thousands):

	Three Months Ended July 31,
	2005		2004
	$	%	$	%
Product	$27,890	83.6%	$17,141	81.1%
Service	5,478	16.4	3,983	18.9

Total net revenue	$33,368	100.0%	$21,124	100.0%

Note 9. Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation and contain provisions which permit renewal at the end of the respective lease terms. As of July 31, 2005, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2006	$2,279	$1,037	$3,316
2007	1,018	1,982	3,000
2008	258	2,598	2,856
2009	—	2,612	2,612
2010 and thereafter	—	2,981	2,981

Total minimum lease payments	$3,555	$11,210	$14,765

Rent expense was $0.8 million and $0.7 million for the three months ended July 31, 2005 and 2004, respectively. Of the $3.6 million in total operating lease commitments for abandoned facilities, as summarized above, a reserve for $3.0 million has been provided and is included in the captions “Accrued restructuring reserve” and “Accrued restructuring reserve, less current portion” in the accompanying condensed consolidated balance sheet at July 31, 2005. The remaining $0.6 million represents estimated sublease income.

BLUE COAT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2005, the Company commenced a five-year operating lease for an 117,000-square foot facility which will serve as the Company’s headquarters in Sunnyvale, California. Lease payments escalate annually and the total future minimum lease payments amount to $8.4 million over the lease term, excluding lease payment of $0.6 million for the first six months to be excused if the Company is not in default during the first 12 months of the lease term. A lessee improvement allowance of $1.2 million is provided to the Company to be used by June 30, 2006 and any unused portion of the allowance shall be waived and forfeited. As part of this agreement, the Company is required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit provides for automatic annual extensions, without amendment, through the end of the lease term. In addition to the standby letter of credit discussed above, the Company maintains a $1.5 million irrevocable standby letter of credit for a five-year operating lease related to a 46,000-square foot research and development facility in Sunnyvale, California. This letter of credit also extends automatically to each succeeding calendar year through June 30, 2006, unless otherwise terminated in writing. Both irrevocable standby letters of credit referred to above are secured by deposits and are classified as “Restricted investments” in the accompanying condensed consolidated balance sheets as of July 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, future product acceptance, future product and sales development, future operating results, and future cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our limited ability to forecast quarterly operating results and meet analyst or investor expectations, inability to create additional sales through our sales channel partners, variability in net revenue and earnings resulting from deferred revenue, manufacturing delays and price increases from our third-party manufacturers, supply shortage, inability to maintain a competitive position in the proxy appliance market, inability to extend our product offerings, product concentration, inability to compete with our competitors, costs and effort in responding to investigations from the Securities and Exchange Commission (“SEC”), technological changes, gross margin fluctuations, inability to sustain profitability, reliance on third-party software licenses, inability to generate increased international sales, unpredictable macroeconomic conditions, unpredictable sales cycles, legislation surrounding corporate governance and internal controls, undetected product errors, foreign currency exchange rate movements and economic conditions in foreign markets, inability to attract and retain key employees, costs and effort in defending a Class Action Lawsuit, inability to defend our intellectual property rights, inability to raise additional capital, increased litigation, new accounting standards, future acquisitions, product liability claims, occurrence of a natural disaster, volatility in our stock price and other risks discussed in this item under the heading “Factors Affecting Future Operating Results” and the risks discussed in our other recent SEC filings.

Blue Coat™ Systems, Inc., also referred to in this report as “we,” “us” or the “Company,” was incorporated in Delaware on March 16, 1996 and our current focus is on the proxy appliance market. On August 21, 2002, we changed our name from CacheFlow Inc. to Blue Coat Systems, Inc. and this filing and all future SEC filings will be under the name Blue Coat Systems, Inc. The ticker symbol for our common stock was also changed from CFLO to BCSI.

On September 16, 2002, we filed an amendment to our Certificate of Incorporation, implementing a one-for-five reverse split of our outstanding common stock. Our common stock began trading under the split adjustment at the opening of the NASDAQ Stock Market on September 16, 2002. Our number of authorized shares of common stock, however, remains at 200.0 million. We continue to have 10 million authorized but unissued shares of preferred stock. All share and per share amounts in this Quarterly Report on Form 10-Q and in the accompanying condensed consolidated financial statements and notes thereto reflect the reverse stock split for all periods presented.

Overview

Blue Coat proxy appliances help organizations make the Web safe and productive for business, providing visibility and control of Web communications to protect against risks from spyware, Web viruses, inappropriate Web surfing, instant messaging, video streaming and peer-to-peer file sharing—while actually improving Web performance. Positioned in the network between the users and the Internet, proxy appliances do not replace existing perimeter security devices; rather, proxy appliances complement network firewalls by providing granular policy-based controls over Web traffic in ways that firewalls and other externally focused devices cannot.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and related receivable allowances, inventories, warranty obligations, valuation of long-lived and identifiable intangible assets, restructuring liabilities, valuation of goodwill, income taxes and contingencies. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our financial condition and results of operations:

•	Revenue recognition and related receivable allowances;

•	Inventories;

•	Warranty obligations;

•	Valuation of long-lived and identifiable intangible assets;

•	Restructuring liabilities;

•	Valuation of goodwill;

•	Income taxes; and

•	Contingencies.

Revenue Recognition and Related Receivable Allowances. We recognize appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable, and collectability is reasonably assured. In the event we have future performance obligations or must obtain customer acceptance, revenue is deferred until the obligations are met or acceptance is obtained. During the three months ended July 31, 2005, we deferred certain revenue and related costs of revenue based on future obligations.

Delivery is considered to have occurred for our appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred when the software key is made available to the customer electronically. Revenue and related costs of revenue resulting from shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. For sales to resellers, revenue and related costs of revenue are recognized upon shipment based on our understanding that an end user has been identified by the reseller at the time of shipment. Product revenue originated from distributors in China is deferred until cash receipt and end user registration of the proxy appliance.

Maintenance and subscription contract revenue is initially deferred and recognized ratably over the life of the contract with the related service cost expensed as incurred. Maintenance and subscription contracts usually have a 12-month duration but can extend to 36 months. Unearned maintenance and subscription contract revenue is included in deferred revenue.

When a sale involves multiple elements, we determine if these elements can be separated into multiple units of accounting. The entire fee from the arrangement is allocated to each respective element based on its relative fair value or using the residual method, if appropriate. Revenue for each element is then recognized when revenue recognition criteria for that element is met. If we cannot establish fair value for any undelivered element, we would be required to recognize revenue for the whole arrangement at the time revenue recognition criteria for the undelivered element is met. Relative fair value for maintenance elements is determined based on substantive renewal rates.

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

We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of such allowance, and any required changes in the allowance are recorded to general and administrative expense.

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

Valuation of long-lived and identifiable intangible assets. We evaluate our long-lived and identifiable intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We review our long-lived assets, including property and equipment and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis. Subsequent to our impairment test performed in the fourth quarter of fiscal 2005, there have been no significant events or circumstances indicating that the carrying amounts of the identifiable intangible assets may not be recoverable.

Restructuring Liabilities. We have accrued through charges to “Restructuring Expense” various restructuring liabilities, related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in our condensed consolidated financial statements. Our restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates.

Valuation of Goodwill. We perform our annual goodwill impairment tests in our fourth quarter or whenever indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of our annual impairment test, we considered our market capitalization on the date of our impairment test since the Company has only one reporting unit and determined that no impairment existed. Subsequent to our impairment test performed in the fourth quarter of fiscal 2005, there have been no significant events or circumstances affecting the valuation of goodwill

Income Taxes. We use the liability method to account for income taxes as required by the FASB SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These differences result in deferred tax assets and liabilities, which are included in the condensed consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered through carryback to prior year’s income or through the generation of future taxable income and record a valuation allowance to reduce deferred tax assets to an amount we believe more likely than not will be realized. We have recorded a full valuation allowance against deferred tax assets.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended January 31,
	2005	2004
Net revenue:
Product	83.6%	81.1%
Service	16.4	18.9

Total net revenue	100.0	100.0
Cost of revenue
Product	25.7	27.0
Service	5.6	5.8

Total cost of revenue	31.3	32.8

Gross profit	68.7	67.2

Operating expenses:
Research and development	16.1	17.8
Sales and marketing	34.9	32.9
General and administrative	8.0	8.0
Amortization of intangible assets	0.5	0.7

Total operating expenses	59.5	59.4

Operating income	9.2	7.8
Interest income	1.1	0.4
Other income	0.2	0.1

Income before income taxes	10.5	8.3
Provision for income taxes	0.3	0.3

Net income	10.2%	8.0%

Net Revenue

The following is a summary of net revenue and the changes in net revenue by quarter (in thousands):

	Three Months Ended July 31,
	2005	2004
Total net revenue	$33,368	$21,124
Change from same quarter prior year ($)	$12,244	$8,714
Change from same quarter prior year (%)	58.0%	70.2%

Net revenue was $33.4 million for the three months ended July 31, 2005, an increase of $12.2 million, or 58.0%, as compared to the three months ended July 31, 2004. Demand for our products and related services increased in the three months ended July 31, 2005, attributable to continued market acceptance of our products.

One of our distributors accounted for 11.2% and 22.0% of net revenue in the three months ended July 31, 2005 and 2004, respectively. No other customers accounted for more than 10.0% of our net revenue in the three months ended July 31, 2005 and 2004, respectively.

The following table illustrates the geographic makeup of our revenues for the periods stated (in thousands):

	Three Months Ended July 31,
	2005		2004
	$	%	$	%
North America	$17,805	53.4%	$10,862	51.4%
EMEA	12,630	37.8	7,652	36.2
Asia	2,933	8.8	2,610	12.4

Total net revenue	$33,368	100.0%	$21,124	100.0%

Revenues grew significantly in all geographies in the three months ended July 31, 2005, compared to the three months ended July 31, 2004. Net revenue in North America grew $6.9 million, or 63.9%, from the same period in the prior year, resulting from strong demand in the region. Net revenue in Europe, Middle East and Africa (“EMEA”) also increased $5.0 million in the three months ended July 31, 2005, up 65.1% as compared to the three months ended July, 2004. Net revenue from Asia grew less significantly than the other regions at 12.4% compared to the same quarter in the prior year.

Gross Profit

The following is a summary of gross profit by quarter (in thousands):

	Three Months Ended July 31,
	2005	2004
Gross profit	$22,938	$14,201
Gross profit as a percentage of net revenue	68.7%	67.2%

Gross profit was $22.9 million, or 68.7% as a percentage of net revenue, for the three months ended July 31, 2005. The increase of $8.7 million in gross profit as compared to the same period in fiscal 2004 was primarily due to increased revenue. Gross profit as a percentage of sales increased for the three months ended July 31, 2005 as compared to the three months ended July 31, 2004 due to reductions in product costs and manufacturing spending, partially offset by continued investments in our service infrastructure.

Research and Development

The following is a summary of research and development expense by quarter (in thousands):

	Three Months Ended July 31,
	2005	2004
Research and development	$5,365	$3,756
Research and development as a percentage of net revenue	16.1%	17.8%

Research and development expense increased $1.6 million to $5.3 million during the three months ended July 31, 2005 as compared to the same period in the prior year. The increase in research and development expense for the three month period ended July 31, 2005 was largely due to the hiring of engineering personnel to enhance our existing applications as well as to address new product development. As a percentage of net revenue, research and development expense decreased to 16.1% for the three months ended July 31, 2005 from 17.8% for the three months ended July 31, 2004 due to the increase in net revenue during the period. Research and development expense consists primarily of salaries and benefits, prototype, and testing equipment costs. We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives. As a result, as our net revenue allows, we expect research and development expense to continue to increase in absolute dollars.

Sales and Marketing

The following is a summary of sales and marketing expense by quarter (in thousands):

	Three Months Ended July 31,
	2005	2004
Sales and marketing	$11,669	$6,956
Sales and marketing as a percentage of net revenue	34.9%	32.9%

Sales and marketing expense increased $4.7 million for the three months ended July 31, 2005 as compared to the same period in fiscal 2004. The increase from prior year was largely due to an increase in sales personnel, marketing program spending and increased volume-related expenses such as commission payments and travel as we continued to execute our strategy of expanding our market presence through investment in the sales and marketing organizations. As a percentage of net sales, sales and marketing expenses increased to 34.9% for the three months ended July 31, 2005 from 32.9% for the three months ended July 31, 2004. Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. Should increased demand for our products continue, we expect sales and marketing expense will increase in absolute dollars in an effort to expand domestic and international markets, establish and expand new distribution channels, and introduce new products.

General and Administrative

The following is a summary of general and administrative expense by quarter (in thousands):

	Three Months Ended July 31,
	2005	2004
General and administrative	$2,678	$1,699
General and administrative as a percentage of net revenue	8.0%	8.0%

The increase of $1.0 million in general and administrative expense for the three month period ended July 31, 2005 compared to the three month period ended July 31, 2004 was primarily due to increased headcount, professional fees related to compliance with the Sarbanes-Oxley Act and legal fees associated with various legal matters. As a percentage of net revenue, general and administrative expense for the three months ended July 31, 2005 was consistent with the same period in the prior year. Should increased demand for our products continue we expect that general and administrative expense will increase in absolute dollars as we increase headcount and infrastructure to manage increased business volumes.

Amortization of Intangible Assets

Amortization of intangible assets reflects continuing amortization of developed technology, core technology, and customer base, all related to our November 16, 2004, acquisition of Cerberian and November 14, 2003, acquisition of Ositis. Amortization expense totaled $0.3 million during the three months ended July 31, 2005. See Item 1, Note 3 “Intangible Assets” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Interest Income and Other Income

The following summarizes interest and other income (expense) and changes in interest and other income (expense) by quarter (in thousands):

	Three Months Ended July 31,
	2005	2004
Interest Income	$367	$92
Other income (expense)	$57	$20
% Change in interest income	298.9%	8.2%
% Change in other income (expense)	185.0%	(169.0)%

Interest income increased during the three months ended July 31, 2005 compared to the three months ended July 31, 2004 as a result of increased cash balances during the quarter earning interest at higher rates. Other income increased as a result of favorable currency transaction gains compared to the same period in the prior year.

Provision for Income Taxes

The provision for income taxes for the three months ended July 31, 2005 was $0.09 million as compared to $0.07 million for the three months ended July 31, 2004. The provisions for both years are primarily related to domestic and foreign income taxes paid or accrued. The Company currently projects a 2.4% effective tax rate for the fiscal year ending April 30, 2006. During the quarter ended July 31, 2004, the Company completed a review of the potential limitations on its ability to utilize its tax net operating loss (“NOL”) and credit carryforwards as imposed by Internal Revenue Code section 382 and similar state provisions. Based on ownership changes occurring on October 29, 1996, April 30, 1999 and December 31, 2000, the Company has determined that approximately $0.7 million of net operating loss and $0.03 million of credits generated before October 29, 1996 will be subject to an annual limitation of $1,900. Approximately $12.6 million of NOL and $0.5 million of credits generated between October 29, 1999 and April 30, 1999 will be subject to an overall annual limitation of $0.9 million and approximately $101.7 million of net operating loss and $0.2 million of credits generated between April 30, 1999 and December 31, 2000 will be subject to an overall annual limitation of $30.9 million. Approximately $0.7 million of the net operating loss and $0.1 million of credits will expire before being released from the limitation imposed by Internal Revenue Code Section 382. The remaining post December 31, 2000 net operating loss and credits may also be subject to significant annual limitations should a future change in ownership occur.

As of July 31, 2005, the Company has a full valuation allowance against its deferred tax assets because the determination was made that it is more likely than not that all deferred tax asset may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2025. Going forward, the Company will continue to assess the need for the valuation allowance. The future reversal of the valuation allowance will result in amounts being credited to Income Statement or to Additional Paid in Capital to the extent the losses and credits are attributable to stock options.

Stock-based Compensation

The following summarizes stock compensation expense included in the below cost classifications in the condensed consolidated statement of operations for the three months ended July 31, 2005 and 2004 (in thousands):

	Three Months Ended July 31,
	2005	2004
Stock-based compensation:
Classified in cost of net revenue	$—	$4

Classified in operating expense:
Research and development	—	185
Sales and marketing	—	160
General and administrative	1	15

Subtotal	1	360

	$1	$364

As a result of the acquisition of Ositis on November 14, 2003, total deferred stock compensation of $1.4 million was recorded in stockholders’ equity, of which approximately $0.3 million was recognized in the three months ended July 31, 2004. Stock compensation expense reflects the amortization of deferred stock compensation, charges associated with stock options and warrants granted to non-employees for services, and modifications to stock-based awards for certain departed employees.

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

Deferred stock compensation is amortized to stock compensation expense over the option vesting period, recognized immediately if there is no vesting period or recognized over the term that the award is earned. In addition to amortization of deferred stock compensation, stock compensation expense includes charges associated with stock options and warrants granted to non-employees for services, and modifications to stock-based awards for certain departed employees.

We may record additional deferred stock compensation and stock compensation expense in the future if management decides to grant stock options with exercise prices lower than fair market value of the stock, assume outstanding options in future acquisitions, issue stock awards in future acquisitions, modify outstanding stock awards subsequent to their date of grant, or enter into other transactions that may require the recognition of additional compensation.

Restructuring Plans

As of July 31, 2005, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans had been completed, except for payment of future rent obligations of $3.0 million, which are to be paid in cash through fiscal year 2008. The Company incurred restructuring charges, comprised of employee severance costs, facilities closures and lease abandonment costs and contract termination costs, to significantly reduce operating expenses and to further align the cost structure with market conditions, future revenue expectations and planned future product direction. Various adjustments to the restructuring accrual have been made to date for abandoned space since the original accrual was booked as a result of changes in market trend information. There were no significant changes in estimates on sublease income related to these facilities during the three months ended July 31, 2005.

The following table summarizes restructuring activity for the three months ended July 31, 2005 (in thousands):

Abandoned Lease Space Accrual
Balances as of April 30, 2005	$3,643
Cash payments	(634)

Balances as of July 31, 2005	3,009
Less: current portion included in “Current liabilities”	2,542

Long-term restructuring accrual	$467

We believe the restructuring programs have achieved the expense reductions we desired, although the anticipated savings from the reduced headcount or facility consolidations may in the future be mitigated by changes in circumstances or subsequent increases in headcount and facilities related to our operating requirements. See Item 1, Note 4 “Restructuring Charges” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

We believe the existing cash, cash equivalents and cash generated from operations will be sufficient to meet our operating requirements for at least the next 12 months, including working capital requirements and capital expenditures. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion and pursue strategic investments or to take advantage of business opportunities as they arise.

	July 31,
(In thousands)	2005	2004
Cash and cash equivalents	$53,364	$40,850
Restricted investments	1,855	1,991

	$55,219	$42,841

Percentage of Total assets	50.5%	61.9%

	Three Months Ended July 31,
(In thousands)	2005	2004
Cash provided by operating activities	$6,804	$2,146
Cash used in investing activities	(1,467)	(1,019)
Cash provided by financing activities	763	219

Net increase in cash and cash equivalents	$6,100	$1,346

Since our inception, we have financed our operations and capital expenditures through private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock.

During the three months ended July 31, 2005, we generated $6.8 million in cash from operating activities compared to $2.1 million in the same period last year. The increase in cash provided by operating activities was largely attributable to higher net income resulting from the increased demand for our products and services. Working capital sources of cash included increases in accounts payable of $1.3 million, accrued liabilities of $0.6 million and deferred revenue of $4.7 million. Accounts payable increased in the three months ended July 31, 2005 as a result of the significant growth in business volume. Accrued liabilities increased as a result of higher payroll-related liabilities due to headcount increases as well as liabilities associated with SEC investigations which have not been expensed since they will be reimbursed by our insurance carrier. Deferred revenue increased during the quarter as a result of the higher product volume as well as increased service revenue which is recognized ratably over the service period.

Working capital uses of cash included increases in accounts receivable balance of $3.1 million and prepaid expenses and other current assets of $0.6 million. Accounts receivable increased as a result of higher net revenue during the three months ended July 31, 2005. Our days sales outstanding decreased to 39 at July 31, 2005 from 43 days at July 31, 2004. Prepaid expenses and other current assets increased due to legal fees associated with the SEC investigations discussed in Note 5 which will be reimbursed by our insurance carrier.

Net cash used in investing activities was $1.5 million for the three months ended July 31, 2005, primarily due to purchases of property and equipment. The increased use of cash as compared to the $1.0 million in the same quarter in fiscal 2004 was mainly due to the leasehold improvements and equipment purchased for our newly leased headquarter in Sunnyvale, California. Our capital expenditures consisted primarily of purchases of computer equipment, software, furniture and leasehold improvements.

Net cash provided by financing activities was $0.8 million for the three months ended July 31, 2005 compared to $0.2 million in the same period last year. The net cash provided by our financing activities for the three months ended July 31, 2005 was primarily due to the issuance of common stock from the exercise of stock options.

Contractual Obligations

Future payments related to certain contractual obligations at of July 31, 2005 are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases:
Abandoned space	$3,555	$2,279	$1,276	$—	$—
In use	11,210	1,037	4,580	4,875	718

Total	14,765	3,316	5,856	4,875	718
Purchase and other commitments (1)	3,712	3,712	—	—	—

Total	$18,477	$7,028	$5,856	$4,875	$718

(1)	Purchase and other commitments represent agreements to purchase component inventory, manufacturing material and equipment.

We lease certain equipment and office facilities under various noncancelable operating leases that expire at various dates through fiscal 2011. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases.

In September 2005, we commenced a five-year operating lease for an 117,000-square foot facility which will serve as our headquarters in Sunnyvale, California. Lease payments escalate annually and the total future minimum lease payments amount to $8.4 million over the lease term, excluding lease payment of $0.6 million for the first six months to be excused if we are not in default during the first 12 months of the lease term. A lessee improvement allowance of $1.2 million is provided to us to be used by June 30, 2006 and any unused portion of the allowance shall be waived and forfeited. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit provides for automatic annual extensions, without amendment, through the end of the lease term. In addition to the standby letter of credit discussed above, we maintain a $1.5 million irrevocable standby letter of credit for a five-year operating lease related to a 46,000-square foot research and development facility in Sunnyvale, California. This letter of credit also extends automatically to each succeeding calendar year through June 30, 2006, unless otherwise terminated in writing. Both irrevocable standby letters of credit referred to above are secured by deposits and are classified as “Restricted investments” in the accompanying condensed consolidated balance sheets as of July 31, 2005.

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due in fiscal 2006. Our minimum obligation at July 31, 2005 under these arrangements was $3.7 million.

Off-Balance Sheet Arrangements

As of July 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor did we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

New Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

In April 2005, the SEC amended the compliance dates for SFAS No. 123 (revised 2004), Shared-Based Payment. Based on the phase-in implementation announced by the SEC on April 14, 2005, SFAS No. 123(R) is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will be required to apply SFAS No. 123(R) beginning May 1, 2006. In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) would require all share-based payments to employees, including grants of employee stock options, to be measured using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) will result in recording material charges related to employee stock-based compensation in future periods, impacting our consolidated financial position and results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R), in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123(R). We are currently in the process of assessing the impact of this guidance.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

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

A significant amount of our revenue is generated through sales by our sales channel partners, which include distributors, resellers and system integrators. During the three months ended July 31, 2005, approximately 94.10% of our revenue was generated through our indirect sales channels. We increasingly depend upon these partners to generate sales opportunities and to independently manage the entire sales process. In order to continue to increase our revenues, we will need to maintain our existing sales channel partners and add new sales channel partners. If we cannot do so, our business will not grow and our operating results will be adversely affected.

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

In addition, a limited number of sales channel partners have accounted for a large part of our revenues to date. For example, one of our distributors accounted for 11.2% and 22.0% of our net sales during the three months ended July 31, 2005 and 2004, respectively. If this distributor, or any of our other large distributors, individually or in the aggregate, do not create additional sales, or fail to maintain their current levels of marketing, sales and support of our products and services, our operating results could be adversely affected. Since our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, any significant reduction or delay in sales of our products to any significant indirect channel partners or unexpected returns from these indirect channel partners could harm our business.

If we are unable to establish fair value for any undelivered element of a customer order, revenue relating to the entire order will be deferred until the revenue recognition criteria for all elements of the customer order are met. This could lower our net revenue in one period and increase it in future periods resulting in greater variability in net revenue and earnings period to period.

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

In addition, the products that these third-party manufacturers build for us may not be sufficient in quality or in quantity to meet our needs. Our delivery requirements could be higher than the capacity of these third-party manufacturers, which would likely result in manufacturing delays, which could result in lost sales and the loss of existing and potential customers. We cannot be certain that these third-party manufacturers will be able to meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of these third-party manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of any of our third-party manufacturers in the future would cause a delay in our ability to fulfill customer orders while we attempt to obtain a replacement manufacturer. Delays associated with our attempting to replace or our inability to replace one of our third-party manufacturers would seriously harm our business by increasing our costs and affecting our gross margins.

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

We currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. The introduction by these suppliers of new versions of their hardware, particularly if not anticipated by us, could require us to expend significant resources to incorporate this new hardware into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources in locating and integrating replacement parts or components from another vendor. In particular, we currently purchase the microprocessor for our ProxySG 200 and Sypware Interceptor appliances from a supplier who has notified us of their intent to discontinue the manufacture of this product. As a result, we are redesigning these appliances to allow us to utilize microprocessors from other sources. Our inability to modify the design of both the ProxySG 200 and Spyware Interceptor appliances and obtain microprocessors from an alternate supplier before on-hand inventories, and amounts expected to be received from existing purchase commitments, are depleted could have an adverse impact on our financial condition and results of operations.

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

Our business will not grow unless we can continue to extend our product offerings through the introduction of new products and enhancements that accurately predict the needs of our target market.

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

For example, we have in the past entered into large revenue arrangements with certain customers that, because of the product mix and volume discount, have decreased our total gross margin percentage. We may, in the future, enter into similar transactions. Our lower end appliances have poorer margins than our higher end appliance products, and if our customers submit a large order for our lower end appliances, the combination of smaller margins and volume discount provided to those customers would result in a negative impact to our gross margin percentage.

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

We may not be able to continue to generate a significant level of sales from the international markets in which we currently operate.

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

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including rules and regulations recently adopted in response to laws adopted by Congress, such as the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal controls over financial reporting. Although we have reviewed our disclosure controls and procedures and our internal controls over financial reporting in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. In addition, we may find it more difficult to maintain our controls and procedures as we grow, particularly as our operations increase in areas outside the U.S. A failure of our controls and procedures to detect errors or fraud could seriously harm our business and results of operations.

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

Beginning on April 11, 2005, several purported securities class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers on behalf of purchasers of our stock between February 20, 2004 and May 27, 2004 (the “alleged Class Period”). Plaintiffs allege that, during the alleged Class Period, defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making false or misleading statements about our prospects. The cases have been consolidated and the Court has appointed a lead plaintiff and lead plaintiff’s counsel who will file a consolidated complaint. We and related defendants intend to defend the case vigorously.

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

As of July 31, 2005, we had approximately $53.4 million in cash and cash equivalents. We believe that these amounts will enable us to meet our capital requirements for at least the next 12 months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. As of July 31, 2005, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including changes in exchange rates and interest rates. We do not undertake any specific actions to cover our exposures to exchange and interest rate risks, and we are not a party to any risk management transactions. We do not purchase or hold any derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of July 31, 2005, we had approximately $44.0 million invested primarily in certificates of deposit and fixed-rate, short-term corporate and U.S. government debt securities, which are included in cash and cash equivalents in our consolidated balance sheets. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net revenue could be seriously impacted, since a significant portion of our net revenue are derived from international operations. Net revenue derived from customers outside of North America represented 46.6% and 48.6% of total net revenue for the three-month periods ended July 31, 2005 and 2004, respectively. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the

end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

CEO and CFO Certifications. The certifications of the CEO and the CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Quarterly Report on Form 10-Q. This section of the Quarterly Report on Form 10-Q should be read in conjunction with the Section 302 certifications for a more complete understanding of the matters presented.

Limitations on Effectiveness of Controls. A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

IPO Allocation Litigation. Beginning on May 16, 2001, a series of putative securities class actions were filed against the firms that underwrote our initial public offering, the Company, and some of its officers and directors in the U.S. District Court for the Southern District of New York. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation., Civil Action No. 1-01-CV-5143. An additional putative securities class action has been filed in the United States District Court for the Southern District of Florida. The Court in the Florida case dismissed the Company and individual officers and directors from the action without prejudice. The complaints in the New York and Florida cases generally allege that the underwriters obtained excessive and undisclosed commissions in connection with the allocation of shares of common stock in our initial public offering, and maintained artificially high market prices through tie-in arrangements which required customers to buy shares in the after-market at pre-determined prices. The complaints allege that the Company and its current and former officers and directors violated Sections 11 and 15 of the Securities Act of 1933, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, by making material false and misleading statements in the prospectus incorporated in our Form S-1 Registration Statement filed with the Securities and Exchange Commission in November 1999. Plaintiffs seek an unspecified amount of damages on behalf of persons who purchased our stock between November 19, 1999 and December 6, 2000. On April 19, 2002, plaintiffs filed an amended complaint. Various plaintiffs have filed similar actions asserting virtually identical allegations against over 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. The lawsuits against us, along with these other related securities class actions currently pending in the Southern District of New York, have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings and are collectively captioned In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Defendants in these cases have filed omnibus motions to dismiss. On February 19, 2003, the Court denied in part and granted in part the motion to dismiss filed on behalf of defendants, including us. The Court’s order did not dismiss any claims against the Company. As a result, discovery may now proceed. Our officers and directors have been dismissed without prejudice in this litigation. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. The terms of the settlement, if approved would dismiss and release all claims against participating defendants, including us. In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including court approval. If the settlement does not occur, litigation against the Company would continue. The Company believes it has meritorious defenses and intends to defend the case vigorously.

SEC Investigations. The SEC has informed us of its investigation into trading in certain securities, including trading in our securities, prior to our public announcement on May 27, 2004 of our financial results for the fourth quarter and fiscal year 2004 (the “May 27, 2004 Announcement”). The investigation is captioned In the Matter of Trading in Certain Securities, H0-9818. To date the SEC has not identified us or any of its directors or executive officers as targets of its investigation, but has served subpoenas for information from us and for testimony from certain officers. We are cooperating with the investigation. The SEC subsequently informed us that we are the subject of a formal order of private investigation captioned In the Matter of Blue Coat Systems, Inc., HO-10096. We believe that the Commission is investigating whether certain present or former officers, directors, employees, affiliates or others made intentional or non-intentional selective disclosure of material nonpublic information, traded in our stock while in possession of such information, or communicated such information to others who thereafter traded in our stock. We are cooperating with the SEC.

Class Action Litigation. Beginning on April 11, 2005, several purported securities class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers on behalf of purchasers of our stock between February 20, 2004 and May 27, 2004 (the “alleged Class Period”). Plaintiffs allege that, during the alleged Class Period, defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making false or misleading statements about the Company’s prospects. The cases have been consolidated and the Court has appointed a lead plaintiff and lead plaintiff’s counsel who will file a consolidated complaint. Defendants will move to dismiss the consolidated complaint.

Derivative Litigation. On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of our officers and directors violated their fiduciary duties to the Company. The complaint is based largely on the same factual allegations as in the federal securities class action. Defendants expect to file demurrers on behalf of us and the individual defendants on September 15, 2005.

Although we cannot predict whether the IPO allocation cases will settle as proposed, and cannot predict the outcome of the SEC investigations, the securities class action, or the derivative case, the costs of defending these matters, an adverse result, or the diversion of management’s attention and resources could have a material adverse effect on our results of operations and financial position. We have been notified by our insurance carrier that we will be reimbursed for legal fees in excess of $350,000 incurred subsequent to April 16, 2005 related to the legal matters discussed under “SEC Investigations” above.

Periodically, we review the status of each significant matter and assesse potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in our balance sheet as of July 31, 2005. As additional information becomes available, we will reassess the probability and potential liability related to pending litigation, which could materially impact our results of operations and financial position.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits:

Number	Description
10.1	2006 Profit Sharing Plan adopted on August 17, 2005 by Blue Coat Systems, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Kevin Royal
Kevin Royal
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: September 9, 2005