Form 10-Q
period 2005-10-31
BLUE COAT SYSTEMS INC
filed 2005-12-08
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT November 30, 2005
Common Stock, par value $.0001	12,919,916

i

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2005	April 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,620	$47,264
Accounts receivable, net	18,815	11,541
Inventories	955	350
Prepaid expenses and other current assets	3,929	3,460

Total current assets	84,319	62,615

Property and equipment, net	6,846	3,763
Restricted investments	1,855	1,855
Goodwill	24,753	24,753
Identifiable intangible assets, net	3,386	3,993
Other assets	888	883

Total assets	$122,047	$97,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,642	$3,743
Accrued payroll and related benefits	4,288	3,468
Deferred revenue	20,546	13,592
Accrued restructuring	1,943	2,729
Other accrued liabilities	4,626	3,849

Total current liabilities	37,045	27,381

Deferred rent	583	—
Accrued restructuring, less current portion	359	914
Deferred revenue, less current portion	5,105	3,318

Total liabilities	43,092	31,613

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	1
Additional paid-in capital	932,343	927,184
Treasury stock	(903)	(903)
Deferred stock compensation	(3)	(10)
Accumulated deficit	(852,480)	(860,024)
Accumulated other comprehensive income (loss)	(4)	1

Total stockholders’ equity	78,955	66,249

Total liabilities and stockholders’ equity	$122,047	$97,862

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net revenue:
Product	$30,674	$17,906	$58,564	$35,047
Service	6,028	4,022	11,506	8,005

Total net revenue	36,702	21,928	70,070	43,052
Cost of revenue:
Product	8,168	6,096	16,733	11,798
Service	2,475	1,401	4,340	2,621

Total cost of revenue	10,643	7,497	21,073	14,419

Gross profit	26,059	14,431	48,997	28,633

Operating expenses:
Research and development	5,928	3,891	11,293	7,672
Sales and marketing	12,937	7,871	24,606	14,802
General and administrative	3,095	2,077	5,773	3,776
Amortization of intangible assets	174	152	348	304

Total operating expenses	22,134	13,991	42,020	26,554

Operating income	3,925	440	6,977	2,079
Interest income	458	150	825	242
Other income (expense)	(67)	(3)	(10)	16

Income before income taxes	4,316	587	7,792	2,337
Provision (benefit) for income taxes	158	(20)	248	50

Net income	$4,158	$607	$7,544	$2,287

Net income per common share:
Basic	$0.33	$0.05	$0.60	$0.21

Diluted	$0.28	$0.05	$0.53	$0.18

Weighted average shares used in computing net income per common share:
Basic	12,705	11,197	12,529	11,131

Diluted	14,651	12,283	14,326	12,557

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2005	2004
Operating Activities
Net income	$7,544	$2,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,039	675
Amortization	696	340
Write-off of capitalized software	372	—
Stock-based compensation	2	722
Interest on notes receivable	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	(7,274)	(353)
Inventories	(605)	326
Prepaid expenses and other current assets	(468)	(286)
Other assets	(95)	378
Accounts payable	1,947	143
Other accrued liabilities	839	107
Deferred revenue	8,741	1,392

Net cash provided by operating activities	12,738	5,724

Investing Activities
Sale of investment securities, net	—	496
Purchases of capitalized software	—	(537)
Purchases of property and equipment	(4,547)	(1,535)
Acquisition of Ositis, net of cash acquired	—	(678)

Net cash used in investing activities	(4,547)	(2,254)

Financing Activities
Net proceeds from issuance of common stock	5,165	550
Notes receivable from Ceberian	—	(835)

Net cash provided by (used in) financing activities	5,165	(285)

Net increase in cash and cash equivalents	13,356	3,185
Cash and cash equivalents at beginning of period	47,264	39,424

Cash and cash equivalents at end of period	$60,620	$42,609

See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include Blue Coat Systems, Inc.’s (the “Company’s”) accounts and those of its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of and for the three and six months ended October 31, 2005 include the accounts and operating results of Cerberian, Inc., beginning November 16, 2004 (see Note 2). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted under the Securities and Exchange Commission’s (“SEC’s”) rules and regulations. The accompanying condensed consolidated financial statements and related notes as of October 31, 2005, and for the three and six month periods ended October 31, 2005 and 2004, are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position, operating results and cash flows for the interim date and periods presented. Results for the three and six month periods ended October 31, 2005 are not necessarily indicative of results for the entire fiscal year or future periods.

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

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations. The Company’s critical accounting estimates include (i) revenue recognition and related receivable allowances, (ii) inventories, (iii) warranty obligations, (iv) valuation of long-lived and identifiable intangible assets, (v) restructuring liabilities, (vi) valuation of goodwill, (vii) income taxes, (viii) commitments and contingencies, and (ix) stock-based compensation.

Reclassifications

Certain balances in the Company’s fiscal 2005 condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Revenue Recognition and Related Receivable Allowances

The Company recognizes appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and the Company exists, the fee to the customer is fixed or determinable, and collectability is reasonably assured. In the event the Company has future performance obligations or must obtain customer acceptance, revenue is deferred until the obligations are met or acceptance is obtained. During the three and six month periods ended October 31, 2005, the Company deferred certain revenue and related costs of revenue based on future performance obligations.

Delivery is considered to have occurred for the Company’s appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred when the software key is made available to the customer electronically. Revenue and related costs of revenue resulting from shipments to the Company’s distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that the Company’s products have been sold to a reseller or an end user. Product revenue from distributors in China is deferred until cash receipt and end user registration of the proxy appliance. For sales to resellers, revenue and related costs of revenue are recognized upon shipment if an end user has been identified at the time of shipment.

Maintenance contract and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related service cost expensed as incurred. Maintenance and subscription contracts usually have a duration of 12 months but can extend to 36 months. Unearned maintenance and subscription contract revenue is included in deferred revenue.

When a sale involves multiple elements, the Company determines if those elements can be separated into multiple units of accounting. The entire fee from the arrangement is allocated to each respective element based on its relative fair value or using the residual method, if appropriate. Revenue for each element is then recognized in accordance with the Company’s policies for products and services when the revenue recognition criteria for that element is met. If the Company cannot establish fair value for any undelivered element, the Company would be required to recognize revenue for the whole arrangement at the time the revenue recognition criteria for the undelivered elements is met. Relative fair value for maintenance elements is based on substantive renewal rates.

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

Inventories, net consisted of the following (in thousands):

	October 31, 2005	April 30, 2005
Raw materials	$826	$255
Work-in-process	—	5
Finished goods	129	90

Total	$955	$350

Guarantees and Warranty Obligations

The Company’s customer agreements generally include certain provisions for indemnifying such customers against liabilities if the Company’s products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification provisions and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

The Company accrues for warranty expenses as part of its cost of revenue at the time revenue is recognized and maintains an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. If actual warranty expenses are greater than those projected, additional charges against earnings would be required. If actual warranty expenses are less than projected, prior obligations would be reduced, providing a positive impact on the Company’s reported results. The Company generally provides a one-year warranty on hardware products and a 90-day warranty on software products.

Changes in the Company’s warranty obligations, which are included in Other Current Liabilities, for the six months ended October 31, 2005 and 2004, respectively, were as follows (in thousands):

	Six Months Ended October 31,
	2005	2004
Beginning balances	$262	$295
Warranties issued during the period	658	333
Settlements made during the period	(557)	(387)

Ending balances	$363	$241

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

The Company assessed the recoverability of intangible assets subject to amortization in accordance with SFAS No. 144 and recognized no impairment expense in fiscal 2005. Subsequent to the Company’s impairment test performed in the fourth quarter of fiscal 2005, there have been no significant events or changes in circumstances indicating that the carrying amounts of the identifiable intangible assets may not be recoverable.

With regard to other lived-lived assets, during the second quarter of fiscal 2006 the Company determined that the carrying amount of capitalized software for a planning and budgeting system would not be recoverable due to the software vendor’s inability to deliver a functioning product. As a result, the Company recorded a charge of approximately $0.3 million in the second quarter which was included in general and administrative expense.

Restructuring Liabilities

In prior periods the Company has accrued through charges to “Restructuring Expense” various restructuring liabilities related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in the Company’s condensed consolidated financial statements. The Company’s restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates.

Valuation of Goodwill

The Company performs its annual goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, during its fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the Company’s fiscal 2005 annual goodwill impairment test, the Company considered its market capitalization on the date of its impairment test since the Company has only one reporting unit and determined that no goodwill impairment existed. Subsequent to the Company’s impairment test performed in the fourth quarter of fiscal 2005, there have been no significant events or changes in circumstances indicating that the carrying amount of goodwill may not be recoverable.

Income Taxes

The Company uses the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing the Company’s condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These differences result in deferred tax assets and liabilities, which are included in the condensed consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered through carryback to prior year’s income or through the generation of future taxable income. As of October 31, 2005, the Company had a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that its deferred tax assets will not be realized in the foreseeable future.

Concentration and Other Risks

Financial instruments that potentially subject the Company to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities and trade receivables. The Company maintains its demand deposit and money market accounts primarily with financial institutions of high credit standing. The Company invests only in high-quality, investment grade securities and limits investment exposure in any one issue. Investments are classified as cash equivalents on the Company’s condensed consolidated balance sheets at October 31, 2005. Management believes the financial risks associated with these financial instruments are minimal. The Company has not experienced material losses from its investments in these securities.

The Company generally does not require collateral for sales to customers. However, the Company performs on-going credit valuations of its customers’ financial condition and maintains an allowance for doubtful accounts. One of the Company’s distributors accounted for 13.6% and 16.3% of its net revenue during the three months ended October 31, 2005 and 2004, respectively, and 12.5% and 18.9% of its net revenue during the six months ended October 31, 2005 and 2004, respectively. The same distributor accounted for 8.5% and 16.6% of the Company’s gross accounts receivable balances for the three months ended October 31, 2005 and 2004, respectively. No other customer accounted for more than 10% of the Company’s gross accounts receivable balances for the same time periods.

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

French law requires the payment of French social contributions and social taxes for France-based employees of up to 44% on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date, if the terms of the stock option grant do not meet certain criteria, primarily that the stock options may not be disposed of earlier than four years from the date of grant and that the exercise price is not less than 80% of the average fair market of the Company’s common stock for the twenty days preceding a stock option’s date of grant. As of November 1, 2005, all stock options granted to France-based employees are granted with an exercise price not less than the average fair market value of the Company’s common stock for the preceding twenty days and vest four years after the date of grant. Prior to November 1, 2005 certain stock options granted to France-based employees did not meet one or both of the aforementioned criteria and, as a result, upon exercise of such stock options the Company will be responsible for French social contributions and social taxes on the difference between the exercise price of the stock option and the fair market value of the underlying shares on the exercise date.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share for the three and six months ended October 31, 2005 and 2004 had the Company applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net income, as reported	$4,158	$607	$7,544	$2,287
Stock-based employee compensation expense included in the determination of net income, as reported	1	358	2	722
Stock-based compensation for stock awards issued related to Ositis Acquisition	—	(338)	—	(676)
Stock-based employee compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(1,880)	(2,184)	(3,956)	(4,967)

Pro forma net income (loss)	$2,279	$(1,557)	$3,590	$(2,634)

Basic net income (loss) per common share:
As reported	$0.33	$0.05	$0.60	$0.21

Pro forma	$0.18	$(0.14)	$0.29	$(0.24)

Diluted net income (loss) per common share:
As reported	$0.28	$0.05	$0.53	$0.18

Pro forma	$0.16	$(0.14)	$0.25	$(0.24)

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

In April 2005, the SEC amended the compliance dates for SFAS No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123(R)”). Based on the phase-in implementation announced by the SEC on April 14, 2005, SFAS No. 123(R) is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will be required to apply SFAS No. 123(R) beginning May 1, 2006. In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) would require all share-based payments to employees, including grants of employee stock options, to be measured using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

The adoption of SFAS No. 123(R) will result in recording material charges related to employee stock-based compensation in future periods, impacting the Company’s consolidated financial position and results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123(R). We are currently in the process of assessing the impact of this guidance.

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

In June 2005, the FASB issued FSP 143-1 (“FSP 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment effective August 13, 2005. FSP 143-1 requires commercial users to apply the provisions of SFAS 143, Accounting for Conditional Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to the obligation associated with historical waste. It is effective the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union-member. We are currently in the process of assessing the impact of this guidance.

Note 2. Acquisition

Cerberian, Inc.

On November 16, 2004, the Company completed its acquisition of Cerberian, Inc. (“Cerberian”). The purchase price of approximately $19.3 million consisted of approximately 0.8 million shares of Blue Coat common stock valued at $17.4 million, $0.4 million in direct transaction costs, Cerberian options assumed by Blue Coat valued at approximately $0.5 million and the elimination of promissory notes from Cerberian to Blue Coat of $1.0 million. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Accounting for Business Combinations. The purchase price was been allocated to the tangible and intangible assets acquired with the excess purchase price being allocated to goodwill.

Cerberian was founded in 2000 as a Utah corporation and later incorporated as a Delaware corporation on January 9, 2001. Cerberian was a provider of URL filtering software. Cerberian’s operations were assumed as of the date of the acquisition and are included in the results of operations of the Company beginning on November 16, 2004.

The adjusted allocation of the purchase price as of April 30, 2005, based on the fair value of each component, consisted of the following (in thousands):

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

The potential value of the combined companies’ products and technologies contributed to a purchase price that resulted in goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes and is not subject to amortization; however, it is to be tested for impairment at least annually in accordance with SFAS No. 142. Approximately $17.6 million of the total purchase price was allocated to goodwill upon the closing of Cerberian acquisition on November 16, 2004. In fiscal 2005, the Company recorded an adjustment of $0.2 million related to a decrease in legal and accounting transaction fees, resulting in a corresponding decrease to goodwill. No adjustments were made in the six months ended October 31, 2005.

Note 3. Intangible Assets

The Company’s acquired intangible assets are as follows (in thousands):

October 31, 2005	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3 years	$1,331	$(887)	$444
Core technology	5 years	2,929	(632)	2,297
Customer base	5 years	923	(278)	645

Total		$5,183	$(1,797)	$3,386

Total amortization expense for the identifiable intangible assets was approximately $0.3 million and $0.2 million for the three months ended October 31, 2005 and 2004, respectively, and approximately $0.6 million and $0.3 million for the six months ended October 31, 2005 and 2004, respectively. As of October 31, 2005, the Company had no identifiable intangible assets with indefinite lives. The weighted average life of identifiable intangible assets was 4.5 and 3.8 years as of October 31, 2005 and 2004, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2006 (remaining 6 months)	$607
2007	992
2008	771
2009	688
2010	328

$3,386

Note 4. Restructuring Accrual

As of October 31, 2005, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans had been completed, except for payment of future rent obligations of $2.3 million, which are to be paid in cash through fiscal year 2008. The Company incurred restructuring charges, comprised of employee severance costs, facilities closures and lease abandonment costs and contract termination costs, to significantly reduce operating expenses and to further align the cost structure with market conditions, future revenue expectations and planned future product direction. Various adjustments to the restructuring accrual have been made to date for abandoned space as a result of changes in market trend information. There were no significant changes in estimates on sublease income related to these facilities during the six month period ended October 31, 2005.

The following table summarizes restructuring activity during the six months ended October 31, 2005:

Abandoned Lease Space Accrual
Balances as of April 30, 2005	$3,643
Cash payments	(634)

Balances as of July 31, 2005	3,009
Cash payments	(707)

Balances as of October 31, 2005	2,302
Less: current portion	1,943

Long-term restructuring accrual	$359

Note 5. Litigation

IPO Allocation Litigation. Beginning on May 16, 2001, a series of putative securities class actions were filed in the United States District Court for the Southern District of New York against the firms that underwrote the Company’s initial public offing, the Company, and some of the Company’s officers and directors. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation, Civil Action No. 1-01-CV-5143. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’s of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company’s motion to dismiss the claims against it. The litigation is now in discovery. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. The proposed settlement remains subject to a number of conditions, including final approval of the court.

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

Class Action Litigation. Beginning on April 11, 2005, several purported securities class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers on behalf of purchasers of the Company’s stock between February 20, 2004 and May 27, 2004 (the “alleged Class Period”). Plaintiffs allege that, during the alleged Class Period, defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under, by making false or misleading statements about the Company’s prospects. The cases were consolidated, and the Court appointed a lead plaintiff and lead plaintiff’s counsel. On October 7, the lead plaintiff filed a notice of voluntary dismissal of the consolidated action. On October 18, 2005, the Court endorsed the lead plaintiff’s voluntary dismissal without prejudice, formally closing the case.

Derivative Litigation. On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of the Company’s officers and directors violated their fiduciary duties to the Company. The complaint is based largely on the same factual allegations as in the federal securities class action. Defendants filed demurrers on behalf of the Company and the individual defendants on September 15, 2005. Defendants intend to defend the case vigorously.

Although the Company cannot predict whether the IPO allocation cases will settle as proposed, and cannot predict the outcome of the SEC investigations or the derivative case, the costs of defending these matters, an adverse result, or the diversion of management’s attention and resources could have a material adverse effect on the Company’s results of operations and financial position. The Company has been notified by the insurance carrier that it will be reimbursed for legal fees in excess of $350,000 incurred subsequent to April 16, 2005 related to the legal matters discussed under “SEC Investigations” above.

Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in Company’s balance sheet as of October 31, 2005. As additional information becomes available, the Company will reassess the probability and potential liability related to pending litigation, which could materially impact the Company’s results of operations and financial position.

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

Significant components of the Company’s comprehensive income are as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net income	$4,158	$607	$7,544	$2,287
Unrealized loss on available-for-sale securities	—	5	(5)	(2)

Comprehensive income	$4,158	$612	$7,539	$2,285

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

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net income	$4,158	$607	$7,544	$2,287

Basic:
Weighted-average shares of common stock outstanding*	12,705	11,197	12,529	11,131

Weighted average common shares used in computing basic net income per share	12,705	11,197	12,529	11,131

Basic net income per share	$0.33	$0.05	$0.60	$0.21

Diluted:
Weighted average common shares used in computing basic net income per share	12,705	11,197	12,529	11,131
Add: Weighted average effect of employee stock options and warrants	1,912	951	1,762	1,296

Add: Committed unissued common stock	—	75	—	75

Add: Other weighted average dilutive potential common stock*	34	60	35	55

Weighted average common shares used in computing diluted net income per share	14,651	12,283	14,326	12,557

Diluted net income per share	$0.28	$0.05	$0.53	$0.18

*	Excluded from the basic weighted average shares of common stock outstanding numbers and included in other weighted average dilutive potential common stock numbers for the three and six months ended October 31, 2004 were 28,355 and 24,810, respectively, weighted average shares held in escrow related to Ositis acquisition on November 14, 2003.

For the three and six months ended October 31, 2005, approximately 0.4 million shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive since the exercise prices were greater than or equal to the average market price of the common shares during the respective periods. For the three and six months ended October 31, 2004, the excluded options were approximately 1.4 million and 0.5 million, respectively.

Note 8. Geographic and Product Category Information Reporting

The Company operates in one segment to design, develop, market and support proxy appliances. The chief operating decision maker, the Company’s Chief Executive Officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. The Company’s revenue consists of two product categories: product and service. Total international revenue consists of sales from the Company’s U.S. operations to non-affiliated customers in other geographic regions. During the three months ended October 31, 2005 and 2004, there were no intra-company sales, and no material long-lived assets were located in any of our foreign subsidiaries.

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
North America	$19,054	$11,357	$36,858	$22,235
EMEA	12,654	7,768	25,284	15,420
Asia	4,994	2,803	7,928	5,397

Total net revenue	$36,702	$21,928	$70,070	$43,052

The following is a summary of net revenue by product category (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Product	$30,674	$17,906	$58,564	$35,047
Service	6,028	4,022	11,506	8,005

Total net revenue	$36,702	$21,928	$70,070	$43,052

Note 9. Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation and contain provisions which permit renewal at the end of the respective lease terms. As of October 31, 2005, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2006	$1,571	$761	$2,332
2007	1,035	2,160	3,195
2008	258	2,656	2,914
2009	—	2,683	2,683
2010 and thereafter	—	3,059	3,059

Total minimum lease payments	$2,864	$11,319	$14,183

Rent expense was $0.7 million and $0.7 million for the three months ended October 31, 2005 and 2004, respectively, and $1.5 million and $1.4 million for the six months ended October 31, 2005 and 2004, respectively. Of the $2.9 million in total operating lease commitments for abandoned facilities, as summarized above, a reserve for $2.3 million has been provided and is included in the captions “Accrued restructuring reserve” and “Accrued restructuring reserve, less current portion” in the accompanying condensed consolidated balance sheet at October 31, 2005. The remaining $0.6 million represents estimated sublease income. Rent expense is recognized in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

In September 2005, the Company commenced a five-year operating lease for an 117,000-square foot facility which will serve as the Company’s headquarters in Sunnyvale, California. Lease payments escalate annually and the total future minimum lease payments amount to $8.4 million over the lease term, excluding lease payments of $0.6 million for the first six months to be excused if the Company is not in default during the first 12 months of the lease term. A lessee improvement allowance of $1.2 million is provided to the Company to be used by June 30, 2006 and any unused portion of the allowance shall be waived and forfeited. As part of this agreement, the Company is required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit provides for automatic annual extensions, without amendment, through the end of the lease term. In addition to the standby letter of credit discussed above, the Company maintains a $1.5 million irrevocable standby letter of credit for a five-year operating lease related to a 46,000-square foot research and development facility in Sunnyvale, California. This letter of credit also extends automatically to each succeeding calendar year through June 30, 2006, unless otherwise terminated in writing. Both irrevocable standby letters of credit referred to above are secured by deposits and are classified as “Restricted investments” in the accompanying condensed consolidated balance sheets as of October 31, 2005 and April 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, future product acceptance, future product and sales development, future operating results, and future cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our limited ability to forecast quarterly operating results and meet analyst or investor expectations, inability to create additional sales through our sales channel partners, variability in net revenue and earnings resulting from deferred revenue, manufacturing delays and price increases from our third-party manufacturers, supply shortage, inability to maintain a competitive position in the proxy appliance market, inability to extend our product offerings, product concentration, inability to compete with our competitors, costs and effort in responding to investigations from the Securities and Exchange Commission (“SEC”), technological changes, gross margin fluctuations, inability to sustain profitability, reliance on third-party software licenses, inability to generate increased international sales, unpredictable macroeconomic conditions, unpredictable sales cycles, legislation surrounding corporate governance and internal controls, undetected product errors, foreign currency exchange rate movements and economic conditions in foreign markets, inability to attract and retain key employees, costs and effort in defending a Class Action Lawsuit, inability to defend our intellectual property rights, inability to raise additional capital, increased litigation, new accounting standards, future acquisitions, product liability claims, occurrence of a natural disaster, volatility in our stock price and other risks discussed in this item under the heading “Risk Factors” and the risks discussed in our other recent SEC filings.

Blue Coat® Systems, Inc., also referred to in this report as “we,” “us” or the “Company,” was incorporated in Delaware on March 16, 1996 and our current focus is on the proxy appliance market. On August 21, 2002, we changed our name from CacheFlow Inc. to Blue Coat Systems, Inc. and this filing and all future SEC filings will be under the name Blue Coat Systems, Inc. The ticker symbol for our common stock was also changed from CFLO to BCSI.

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

Overview

Blue Coat proxy appliances make the Web more safe and productive for business, providing visibility and control of Web communications to protect against risks from spyware, Web viruses, inappropriate Web surfing, instant messaging, video streaming and peer-to-peer file sharing - while actually improving Web performance. Positioned in the network between the users and the Internet, proxy appliances do not replace existing perimeter security devices; rather, proxy appliances complement network firewalls by providing granular policy-based controls over Web traffic in ways that firewalls and other externally focused devices cannot.

Our initial products, introduced in May of 1998, utilized caching technology to improve user response time for accessing Internet content. These systems were used by service providers and enterprises throughout the world and achieved a market leadership position. By 1999, the caching market began evolving into two distinct markets – enterprises looking for proxy caches to connect employees securely to the Internet, and service providers looking for increased bandwidth savings and response time for their subscribers. During this timeframe, service provider customers represented the majority of our revenues. However, we enhanced our competitive position in both of the aforementioned markets through internal development and acquisitions. By early 2001, the demand for our enterprise proxy caches was growing, while the service provider market decreased significantly. In response to this trend, we accelerated our development and marketing efforts around our enterprise business, resulting in the launch of our ProxySG products in February 2002.

The Blue Coat family of proxy appliances is designed to address today’s new business risks, which can include the risk of being sued by employees who witness inappropriate Web surfing by their coworkers, viruses brought in via back door channels such as instant messaging and Web-based email, and network resource abuse due to peer-to-peer (P2P) file sharing and video streaming. The Blue Coat ProxySG appliances, and new ProxyAV appliances for high-performance Web anti-virus, are designed to enable organizations to reduce security risks and reduce the management costs and complexity of their Web infrastructure.

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

Revenue Recognition and Related Receivable Allowances. We recognize appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable, and collectability is reasonably assured. In the event we have future performance obligations or must obtain customer acceptance, revenue is deferred until the obligations are met or acceptance is obtained. During the three and six months ended October 31, 2005, we deferred certain revenue and related costs of revenue based on future performance obligations.

Delivery is considered to have occurred for our appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred when the software key is made available to the customer electronically. Revenue and related costs of revenue resulting from shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a reseller or an end user. Product revenue originated from distributors in China is deferred until cash receipt and end user registration of the proxy appliance. For sales to resellers, revenue and related costs of revenue are recognized upon shipment if an end user has been identified at the time of shipment. Maintenance and subscription contract revenue is initially deferred and recognized ratably over the life of the contract, with the related service cost expensed as incurred. Maintenance and subscription contracts usually have a duration of 12 months but can extend to 36 months. Unearned maintenance and subscription contract revenue is included in deferred revenue.

When a sale involves multiple elements, we determine if these elements can be separated into multiple units of accounting. The entire fee from the arrangement is allocated to each respective element based on its relative fair value or using the residual method, if appropriate. Revenue for each element is then recognized in accordance with the Company’s policies for products and services when the revenue recognition criteria for that element is met. If we cannot establish fair value for any undelivered element, we would be required to recognize revenue for the whole arrangement at the time the revenue recognition criteria for the undelivered element is met. Relative fair value for maintenance elements is determined based on substantive renewal rates.

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

Warranty Obligations. We accrue for warranty expenses as part of our cost of revenue at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. If actual warranty expenses are greater than those projected, additional charges against earnings may be required. If actual warranty expenses are less than projected, prior obligations could be reduced providing a positive impact on our reported results. We generally provide a one-year warranty on hardware products and a 90-day warranty on software products.

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

Valuation of Goodwill. We perform our annual goodwill impairment tests in our fourth quarter or whenever indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of our annual impairment test, we considered our market capitalization on the date of our impairment test since the Company has only one reporting unit and determined that no impairment existed. Subsequent to our impairment test performed in the fourth quarter of fiscal 2005, there have been no significant events or circumstances affecting the valuation of goodwill.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net revenue:
Product	83.6%	81.7%	83.6%	81.4%
Service	16.4	18.3	16.4	18.6

Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue
Product	22.3	27.8	23.9	27.4
Service	6.7	6.4	6.2	6.1

Total cost of revenue	29.0	34.2	30.1	33.5

Gross profit	71.0	65.8	69.9	66.5

Operating expenses:
Research and development	16.2	17.7	16.1	17.8
Sales and marketing	35.2	35.9	35.1	34.4
General and administrative	8.4	9.5	8.2	8.8
Amortization of intangible assets	0.5	0.7	0.5	0.7

Total operating expenses	60.3	63.8	59.9	61.7

Operating income	10.7	2.0	10.0	4.8
Interest income	1.2	0.7	1.2	0.6
Other income (expense)	(0.2)	0.0	0.0	0.0

Income before income taxes	11.7	2.7	11.2	5.4
Provision (benefit) for income taxes	0.4	(0.1)	0.4	0.1

Net income	11.3%	2.8%	10.8%	5.3%

Net Revenue

The following is a summary of net revenue and the changes in net revenue (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Total net revenue	$36,702	$21,928	$70,070	$43,052

Change from same period prior year ($)	$14,774	$8,510	$27,018	$17,224

Change from same period prior year (%)	67.4%	63.4%	62.8%	66.7%

Net revenue was $36.7 million for the three months ended October 31, 2005, an increase of $14.8 million, or 67.4%, as compared to the three months ended October 31, 2004. For the six months ended October 31, 2005, net revenue increased $27.0 million, or 62.8%, as compared to the six months ended October 31, 2004. Demand for our products and related services increased in the three and six months ended October 31, 2005 primarily as a result of continued market acceptance of our products.

One of our distributors accounted for 13.6% and 16.3% of net revenue in the three months ended October 31, 2005 and 2004, respectively. This distributor also accounted for 12.5% and 18.9% of net revenue in the six months ended October 31, 2005 and 2004, respectively. No other customers accounted for more than 10% of our net revenue in the three and six months ended October 31, 2005 and 2004, respectively.

The following table illustrates the geographic makeup of our revenues for the periods stated (in thousands):

	Three Months Ended October 31,				Six Months Ended October 31,
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%
North America	$19,054	51.9%	$11,357	51.8%	$36,859	52.6%	$22,235	51.6%
EMEA	12,654	34.5	7,768	35.4	25,284	36.1	15,420	35.8
Asia	4,994	13.6	2,803	12.8	7,927	11.3	5,397	12.6

Total net revenue	$36,702	100.0%	$21,928	100.0%	$70,070	100.0%	$43,052	100.0%

Revenues grew significantly in all geographies in the three and six months ended October 31, 2005, compared to the three and six months ended October 31, 2004. Net revenue in North America grew $7.7 million, or 67.8%, in the three months ended October 31, 2005 from the same period in the prior year, resulting from strong demand in the region. Net revenue in Europe, Middle East and Africa (“EMEA”) increased $4.9 million in the three months ended October 31, 2005, up 62.9% as compared to the three months ended October, 2004. Net revenue from Asia grew $2.2 million, up 78.2% compared to the same quarter in the prior year. In the six months ended October 31, 2005, net revenue in North America increased $14.6 million, or 65.8%, while net revenue in EMEA increased $9.9 million, or 64.0%, and Asia increased $2.5 million, or 46.9%.

Gross Profit

The following is a summary of gross profit (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Gross profit	$26,059	$14,431	$48,997	$28,633

Gross profit as a percentage of net revenue	71.0%	65.8%	69.9%	66.5%

Gross profit was $26.1 million and $49.0 million, or 71.0% and 69.9%, respectively, as a percentage of net revenue, for the three and six months ended October 31, 2005. The increases of $11.6 million and $20.4 million in gross profit as compared to the three and six month periods ended October 31, 2004, respectively, were primarily due to increased net revenue. Gross profit as a percentage of sales increased for the three and six months ended October 31, 2005 as compared to the three and six months ended October 31, 2004 due to more favorable product pricing and reductions in product costs, partially offset by continued investments in our service infrastructure.

Research and Development

The following is a summary of research and development expense (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Research and development	$5,928	$3,891	$11,293	$7,672

Research and development as a percentage of net revenue	16.2%	17.7%	16.1%	17.8%

Research and development expense increased $2.0 million and $3.6 million, respectively, to $5.9 million and $11.3 million, respectively, during the three and six months ended October 31, 2005 as compared to the same periods in the prior year. The increase in research and development expense for the three and six month periods ended October 31, 2005 was largely due to the hiring of engineering personnel to enhance our existing applications as well as to address new product development. As a percentage of net revenue, research and development expense decreased to 16.2% and 16.1% for the three and six months ended October 31, 2005, respectively, from 17.7% and 17.8% for the three and six months ended October 31, 2004, respectively, due to the increase in net revenue during the period. Research and development expense consists primarily of salaries and benefits, prototype, and testing equipment costs. We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives. As a result, as our net revenue allows, we expect research and development expense to continue to increase in absolute dollars.

Sales and Marketing

The following is a summary of sales and marketing expense (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Sales and marketing	$12,937	$7,871	$24,606	$14,802

Sales and marketing as a percentage of net revenue	35.2%	35.9%	35.1%	34.4%

Sales and marketing expense increased $5.1 million and $9.8 million for the three and six months ended October 31, 2005, respectively, as compared to the same periods in fiscal 2004. The increase in fiscal 2005 from fiscal 2004 for the three and six month periods ended October 31 was largely due to an increase in sales personnel, marketing program spending and increased volume-related expenses such as commission payments and travel as we continued to execute our strategy of expanding our market presence through investment in the sales and marketing organizations. As a percentage of net revenue, sales and marketing expenses decreased to 35.2% for the three months ended October 31, 2005 from 35.9% for the three months ended October 31, 2004. For the six months ended October 31, 2005, sales and marketing expense as a percentage of net revenue increased to 35.1% from 34.4% for the six months ended October 31, 2004. Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. Should increased demand for our products continue, we expect sales and marketing expense to increase in absolute dollars in an effort to expand domestic and international markets, establish and expand new distribution channels, and introduce new products.

General and Administrative

The following is a summary of general and administrative expense (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
General and administrative	$3,095	$2,077	$5,773	$3,776

General and administrative as a percentage of net revenue	8.4%	9.5%	8.2%	8.8%

The increase of $1.0 million in general and administrative expense for the three month period ended October 31, 2005 compared to the three month period ended October 31, 2004 was primarily due to increased headcount, and the write-off of capitalized software due to the failed implementation of a planning and budgeting system. During the second quarter of fiscal 2006, the Company determined that the carrying amount of capitalized software for a planning and budgeting system would not be recoverable due to the software vendor’s inability to deliver a functioning product. As a result, the Company recorded a charge of approximately $0.3 million in the three month period ended October 31, 2005. As a percentage of net revenue, general and administrative expense for the three months ended October 31, 2005 decreased to 8.4% as compared to 9.5% for the three months ended October 31, 2004 primarily due to the increase in net revenue.

For the six month period ended October 31, 2005, general and administrative expense increased $2.0 million compared to the six month period ended October 31, 2004 due to increased headcount, professional fees related to compliance with the Sarbanes-Oxley Act of 2002, legal fees associated with various legal matters, and the write-off of capitalized software for a planning and budgeting system. As a percentage of net revenue, general and administrative expense for the six months ended October 31, 2005 decreased to 8.2% from 8.8% for the six months ended October 31, 2004 due to the increase in net revenue. Should increased demand for our products continue we expect that general and administrative expense will increase in absolute dollars as we increase headcount and infrastructure to manage an increase in business volume.

Amortization of Intangible Assets

Amortization of intangible assets reflects continuing amortization of developed technology, core technology, and customer base, all related to our November 16, 2004 acquisition of Cerberian and November 14, 2003 acquisition of Ositis. Amortization expense totaled $0.3 million and $0.6 million, respectively, for the three and six months ended October 31, 2005, and $0.2 million and $0.3 million for the six months ended October 31, 2005 and 2004, respectively. See Item 1, Note 3 “Intangible Assets” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Interest Income and Other Income

The following summarizes interest and other income (expense) and changes in interest and other income (expense) (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Interest Income	$458	$150	$825	$242
Other income (expense)	$(67)	$(3)	$(10)	$16

Interest income increased during the three and six months ended October 31, 2005 compared to the three and six months ended October 31, 2004 as a result of increased cash and cash equivalents balances during the periods earning interest at higher rates. Other income (expense) increased as a result of favorable currency transaction gains compared to the same periods in the prior year.

Provision for Income Taxes

The provision (benefit or expense) for income taxes for the three and six months ended October 31, 2005 was a tax expense of $0.16 million and $0.25 million, respectively, as compared to a tax benefit of $0.02 million and a tax expense of $0.05 million, respectively, for the three and six months ended October 31, 2004. The tax expenses for the three and six months ended October 31, 2005 and six months ended October 31, 2004 are primarily related to domestic minimum and foreign income taxes paid or accrued. The tax benefit for the three months ended October 31, 2004 was the result of a $0.04 million credit taken to reduce the effective tax rate from 4% in the quarter ended July 31, 2004 to 2.2% in the quarter ended October 31, 2004. The reduction in the effective tax rate was primarily derived from capitalizing the Company’s prior years’ research and development expenses, which resulted in the reduction of the Company’s domestic alternative minimum tax. The Company currently projects a 3.0% effective tax rate for the fiscal year ending April 30, 2006.

During the quarter ended July 31, 2004, the Company completed a review of the potential limitations on its ability to utilize its tax net operating loss (“NOL”) and credit carryforwards as imposed by Internal Revenue Code section 382 and similar state provisions. Based on ownership changes occurring on October 29, 1996, April 30, 1999 and December 31, 2000, the Company has determined that approximately $.7 million of NOL and $0.03 million of credits generated before October 29, 1996 will be subject to an annual limitation of $1,900. Approximately $12.6 million of NOL and $0.5 million of credits generated between October 29, 1999 and April 30, 1999 will be subject to an overall annual limitation of $0.9 million and approximately $101.7 million of NOL and $2.2 million of credits generated between April 30, 1999 and December 31, 2000 will be subject to an overall annual limitation of $30.9 million. Appropriately $0.7 million of the NOL and $0.1 million of credits will expire before being released from the limitation imposed by Internal Revenue Code Section 382. The remaining post December 31, 2000 NOL and credits may also be subject to significant annual limitations should a future change in ownership occur.

As of October 31, 2005, the Company has a full valuation allowance against its deferred tax assets because the determination was made that it is more likely than not that all of the deferred tax assets may not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2025. In the future, the Company will continue to assess the need for the valuation allowance. The future reversal of the valuation allowance will result in amounts being credited to income statement or to additional paid in capital to the extent the losses and credits are attributable to stock options.

Stock-based Compensation

The following summarizes stock compensation expense included in each cost classification in the condensed consolidated statement of operations for the three and six months ended October 31, 2005 and 2004 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Stock-based compensation:

Classified in cost of net revenue	$—	$3	$—	$7

Classified in operating expense:
Research and development	—	183	—	368
Sales and marketing	—	158	—	318
General and administrative	1	14	2	29

Subtotal	1	355	2	715

	$1	$358	$2	$722

As a result of the acquisition of Ositis on November 14, 2003, total deferred stock compensation of $1.4 million was recorded in stockholders’ equity, of which approximately $0.3 million and $0.7 million were recognized in the three and six months ended October 31, 2004, respectively. Stock compensation expense reflects the amortization of deferred stock compensation, charges associated with stock options and warrants granted to non-employees for services, and modifications to stock-based awards for certain departed employees.

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

Restructuring Plans

As of October 31, 2005, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans had been completed, except for payment of future rent obligations of $2.3 million, which are to be paid in cash through fiscal year 2008. The Company incurred restructuring charges, comprised of employee severance costs, facilities closures and lease abandonment costs, and contract termination costs, to significantly reduce operating expenses and to further align the cost structure with market conditions, future revenue expectations and planned future product direction. Various adjustments to the restructuring accrual have been made to date for abandoned space since the original accrual was booked as a result of changes in market trend information. There were no significant changes in estimates on sublease income related to these facilities during the three and six month periods ended October 31, 2005.

The following table summarizes restructuring activity for the three and six months ended October 31, 2005 (in thousands):

Abandoned Lease Space Accrual
Balances as of April 30, 2005	$3,643
Cash payments	(634)

Balances as of July 31, 2005	3,009
Cash payments	(707)

Balances as of October 31, 2005	2,302
Less: current portion	1,943

Long-term restructuring accrual	$359

We believe the restructuring programs have achieved the expense reductions we desired, although the anticipated savings from the reduced headcount or facility consolidations may in the future be mitigated by changes in circumstances or subsequent increases in headcount and facilities related to our operating requirements. See Item 1, Note 4 “Restructuring Accrual” of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources

We believe the existing cash and cash equivalents and cash generated from operations, if any, will be sufficient to meet our operating requirements for at least the next 12 months, including working capital requirements and capital expenditures. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion and pursue strategic investments or to take advantage of business opportunities as they arise.

	October 31,
(In thousands)	2005	2004
Cash and cash equivalents	$60,620	$42,689
Restricted investments	1,855	1,493

	$62,475	$44,182

Percentage of Total assets	51.2%	60.9%

	Six Months Ended October 31,
(In thousands)	2005	2004
Cash provided by operating activities	$12,738	$5,724
Cash used in investing activities	(4,547)	(2,254)
Cash provided by (used in) in financing activities	5,165	(285)

Net increase in cash and cash equivalents	$13,356	$3,185

Since our inception, we have financed our operations and capital expenditures through private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock.

During the six months ended October 31, 2005, we generated $12.7 million in cash from operating activities compared to $5.7 million in the same period last year. The increase in cash provided by operating activities was largely attributable to higher net income resulting from the increased demand for our products and services. Working capital sources of cash included increases in accounts payable of $1.9 million, accrued liabilities of $0.8 million and deferred revenue of $8.7 million. Accounts payable increased in the six months ended October 31, 2005 as a result of the significant growth in business volume. Accrued liabilities increased as a result of higher payroll-related liabilities resulting from headcount increases, as well as liabilities associated with SEC investigations which have not been expensed since they will be reimbursed by our insurance carrier. Deferred revenue increased during the quarter as a result of the higher product volume, as well as increased service revenue which is recognized ratably over the service period.

Working capital uses of cash included increases in accounts receivable balance of $7.3 million, in inventory balance of $0.6 million, and prepaid expenses and other current assets of $0.5 million. Accounts receivable increased as a result of higher net revenue during the six months ended October 31, 2005. Our days sales outstanding decreased to 46 days at October 31, 2005 from 44 days at October 31, 2004. Inventory increased as a result of an end of life purchase of a microprocessor used in our ProxySG and Spyware Interceptor appliances. Prepaid expenses and other current assets increased due to legal fees associated with the SEC investigations, discussed further in Note 5, which will be reimbursed by our insurance carrier.

Net cash used in investing activities was $4.5 million for the six months ended October 31, 2005, primarily due to purchases of property and equipment. The increased use of cash as compared to the $2.3 million in the same period in fiscal 2004 was mainly due to the leasehold improvements and equipment purchased for our newly leased headquarters in Sunnyvale, California. Our capital expenditures consisted primarily of purchases of computer equipment, software, furniture and leasehold improvements.

Net cash provided by financing activities was $5.2 million for the six months ended October 31, 2005 compared to $0.3 million used in financing activities in the same period last year. The net cash provided by our financing activities for the six months ended October 31, 2005 was primarily due to the issuance of common stock from the exercise of employee stock options. The net cash used in financing activities for the six months ended October 31, 2004 was the result of the payment of notes receivable associated with the Cerberian acquisition partially offset by cash provided from the issuance of common stock from the exercise of employee stock options.

Contractual Obligations

As of October 31, 2005, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2006	$1,571	$761	$2,332
2007	1,035	2,160	3,195
2008	258	2,656	2,914
2009	—	2,683	2,683
2010 and thereafter	—	3,059	3,059

Total minimum lease payments	$2,864	$11,319	$14,183

We lease certain equipment and office facilities under various non-cancelable operating leases that expire at various dates through fiscal 2011. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

In September 2005, we commenced a five-year operating lease for an 117,000-square foot facility which will serve as our headquarters in Sunnyvale, California. Lease payments escalate annually and the total future minimum lease payments amount to $8.4 million over the lease term, excluding lease payments of $0.6 million for the first six months to be excused if we are not in default during the first 12 months of the lease term. A lessee improvement allowance of $1.2 million is provided to us to be used by June 30, 2006 and any unused portion of the allowance shall be waived and forfeited. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit provides for automatic annual extensions, without amendment, through the end of the lease term. In addition to the standby letter of credit discussed above, we maintain a $1.5 million irrevocable standby letter of credit for a five-year operating lease related to a 46,000-square foot research and development facility in Sunnyvale, California. This letter of credit also extends automatically to each succeeding calendar year through June 30, 2006, unless otherwise terminated in writing. Both irrevocable standby letters of credit referred to above are secured by deposits and are classified as “Restricted investments” in the accompanying condensed consolidated balance sheets as of October 31, 2005.

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due in fiscal 2006. Our minimum obligation at October 31, 2005 under these arrangements was $2.9 million.

Off-Balance Sheet Arrangements

As of October 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor did we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

In June 2005, the FASB issued FSP 143-1 (“FSP 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment effective August 13, 2005. FSP 143-1 requires commercial users to apply the provisions of SFAS 143, Accounting for Conditional Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to the obligation associated with historical waste. It is effective the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union-member. We are currently in the process of assessing the impact of this guidance.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of October 31, 2005, we had approximately $60.6 million invested primarily in certificates of deposit and fixed-rate, short-term corporate and U.S. government debt securities, which are included in cash and cash equivalents in our consolidated balance sheets. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net revenue could be seriously impacted, since a significant portion of our net revenue are derived from international operations. Net revenue derived from customers outside of North America represented 48.1% and 48.2% of total net revenue for the three month periods ended October 31, 2005 and 2004, respectively, and 47.4% and 48.4% of total net revenue for the six month periods ended October 31, 2005 and 2004. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

IPO Allocation Litigation. Beginning on May 16, 2001, a series of putative securities class actions were filed in the United States District Court for the Southern District of New York against the firms that underwrote the Company’s initial public offing, the Company, and some of the Company’s officers and directors. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation, Civil Action No. 1-01-CV-5143. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’s of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company’s motion to dismiss the claims against it. The litigation is now in discovery. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. The proposed settlement remains subject to a number of conditions, including final approval of the court.

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

Class Action Litigation. Beginning on April 11, 2005, several purported securities class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers on behalf of purchasers of the Company’s stock between February 20, 2004 and May 27, 2004 (the “alleged Class Period”). Plaintiffs allege that, during the alleged Class Period, defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under, by making false or misleading statements about the Company’s prospects. The cases were consolidated, and the Court appointed a lead plaintiff and lead plaintiff’s counsel. On October 7, the lead plaintiff filed a notice of voluntary dismissal of the consolidated action. On October 18, 2005, the Court endorsed the lead plaintiff’s voluntary dismissal without prejudice, formally closing the case.

Derivative Litigation. On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of the Company’s officers and directors violated their fiduciary duties to the Company. The complaint is based largely on the same factual allegations as in the federal securities class action. Defendants filed demurrers on behalf of the Company and the individual defendants on September 15, 2005. Defendants intend to defend the case vigorously.

Although the Company cannot predict whether the IPO allocation cases will settle as proposed, and cannot predict the outcome of the SEC investigations or the derivative case, the costs of defending these matters, an adverse result, or the diversion of management’s attention and resources could have a material adverse effect on the Company’s results of operations and financial position. The Company has been notified by the insurance carrier that it will be reimbursed for legal fees in excess of $350,000 incurred subsequent to April 16, 2005 related to the legal matters discussed under “SEC Investigations” above.

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

Item 1A. Risk Factors

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

Our net sales and operating results are likely to continue to vary significantly from quarter to quarter. We believe that quarter-to-quarter comparisons of our operating results should not be relied upon as principal indicators of future performance. It is likely that in some future quarter or quarters, our operating results will be below the expectations of public market analysts or investors. If this occurs our stock price will likely decline, and may decline significantly. For example, we experienced an increase in demand in our third quarter of fiscal 2004. This increased level of demand did not continue into the fiscal fourth quarter. Our stock price increased significantly following the release of our third quarter fiscal 2004 financial results, but declined dramatically when the trend did not continue into the next several quarters. A number of factors are likely to cause variations in our sales and operating results, including factors described elsewhere in this “Risk Factors” section.

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

A significant amount of our revenue is generated through sales by our sales channel partners, which include distributors, resellers and system integrators. During the three months ended October 31, 2005, approximately 95.3% of our revenue was generated through our indirect sales channels. We increasingly depend upon these partners to generate sales opportunities and to independently manage the entire sales process. In order to continue to increase our revenues, we will need to maintain our existing sales channel partners and add new sales channel partners. If we cannot do so, our business will not grow and our operating results will be adversely affected.

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

In addition, a limited number of sales channel partners have accounted for a large part of our revenues to date. For example, one of the Company’s distributors accounted for 13.6% and 16.3% of our net revenue during the three months ended October 31, 2005 and 2004, respectively, and 12.5% and 18.9% of our net revenue during the six months ended October 31, 2005 and 2004, respectively. Since our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, if there is a significant reduction or delay in sales of our products to any significant indirect channel partner, individually or in the aggregate, or any significant indirect sales channel partner fails to maintain its current levels of marketing, sales and support of our products and services, our operating results could be adversely affected. End users can stop purchasing and indirect channel partners can stop marketing our products at any time.

If we are unable to establish fair value for any undelivered element of a customer order, revenue relating to the entire order will be deferred until the revenue recognition criteria for all elements of the customer order are met. This could lower our net revenue in one period and increase it in future periods resulting in greater variability in net revenue and earnings period to period.

In the course of our selling efforts, we often enter into arrangements with our customers that require us to deliver a combination of different appliances, software products or services. We refer to each individual appliance, software product or service as an “element” of the overall arrangement with our customer. In some cases, these arrangements require us to deliver particular elements in a future period. We do not recognize revenue on any undelivered elements until we can determine the fair value for the undelivered elements or such elements have been delivered to our customer. In the event we are unable to determine the fair value of any undelivered elements, we defer the revenue from the entire arrangement rather than just the undelivered elements. As a result, a portion of the revenue we recognize in each quarter could relate to previously delivered products. As such, an increase in the number of multiple element arrangements for which we cannot determine the fair value of any undelivered elements would negatively impact our net revenues in the current period while increasing net revenues in future periods. In addition, we may be unable to timely adjust our cost structure to reflect this reduction in net revenue recognized in the current period, which could reduce our income for the current period. In addition, if sales related to multiple element arrangements for which we cannot determine the fair value of any undelivered elements increase significantly, sequential growth in our net revenue may decline since revenue associated with such arrangements will be recognized in future periods.

Because we depend on several third-party manufacturers to build our products, we are susceptible to manufacturing delays and sudden price increases, which could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.

We currently purchase base assemblies or final assemblies for all of our current appliances. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders. We also rely on several other third-party manufacturers to build portions of our products. If we, or our suppliers, are unable to manage the relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed.

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

We currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. The introduction by these suppliers of new versions of their hardware, particularly if not anticipated by us, could require us to expend significant resources to incorporate this new hardware into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources in locating and integrating replacement parts or components from another vendor. In particular, we currently purchase the microprocessor for our ProxySG 200 and Spyware Interceptor appliances from a supplier who has notified us of their intent to discontinue the manufacture of this product. As a result, we are redesigning these appliances to allow us to utilize microprocessors from other sources. Our inability to modify the design of either the ProxySG 200 and Spyware Interceptor appliances and obtain microprocessors from an alternate supplier before on-hand inventories, and amounts expected to be received from existing purchase commitments, are depleted could have an adverse impact on our financial condition and results of operations.

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

The SEC subsequently informed us that we are the subject of a formal order of private investigation captioned In the Matter of Blue Coat Systems, Inc., HO-10096. We believe that the SEC is investigating whether certain present or former officers, directors, employees, affiliates or others made intentional or non-intentional selective disclosure of material nonpublic information, traded in our stock while in possession of such information, or communicated such information to others who thereafter traded in our stock. We are cooperating with the SEC. An unfavorable outcome in, or resolution of, this matter may be costly, result in damage to our reputation among our customers and investors, a drop in the price of our common stock, or both.

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

For example, we have in the past entered into large revenue transactions with certain customers that, because of the product mix and volume discount, have decreased our total gross margin percentage. We may, in the future, enter into similar transactions. Our lower end appliances have poorer margins than our higher end appliance products, and if our customers submit a large order for our lower end appliances, the combination of smaller margins and volume discount provided to those customers would result in a negative impact to our gross margin percentage.

Factors that could cause demand to be different from our expectations can include changes in customer order patterns, including order cancellations, and changes in business and economic conditions. Even if we achieve our revenue and operating expense objectives, but fail to meet our net income objectives if our gross margins are below expectations, which would cause our operating results to be below our expectations and the expectations of investors and analysts, which might cause our stock price to decline.

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

Beginning on May 16, 2001, a series of putative securities class actions were filed in the United States District Court for the Southern District of New York against the firms that underwrote the Company’s initial public offering, the Company, and some of the Company’s officers and directors. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation, Civil Action No. 1-01-CV-5143. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’s of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied the Company’s motion to dismiss the claims against it. The litigation is now in discovery.

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. The proposed settlement remains subject to a number of conditions, including final approval of the court.

If the settlement does not occur, litigation against us would continue. We believe we have meritorious defenses and intend to defend the case vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

Beginning on April 11, 2005, several purported securities class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our current and former officers on behalf of purchasers of our stock between February 20, 2004 and May 27, 2004 (the “alleged Class Period”). Plaintiffs allege that, during the alleged Class Period, defendants violated Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making false or misleading statements about our prospects. The cases were consolidated and the Court appointed a lead plaintiff and lead plaintiff’s counsel. On October 7, the lead plaintiff filed a notice of voluntary dismissal of the consolidated action. On October 18, 2005, the Court endorsed the lead plaintiff’s voluntary dismissal without prejudice, formally closing the case.

On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of our officers and directors violated their fiduciary duties to the Company. The complaint is based largely on the same factual allegations as in the federal securities class action. Defendants filed demurrers on behalf of the Company and the individual defendants on September 15, 2005. Defendants intend to defend the case vigorously.

Although we cannot predict whether the IPO allocation cases will settle as proposed, and cannot predict the outcome of the SEC investigations or the derivative case, the costs of defending these matters, an adverse result, or the diversion of management’s attention and resources could have a material adverse effect on our results of operations and financial condition.

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

As of October 31, 2005, we had approximately $60.6 million in cash and cash equivalents. We believe that these amounts will enable us to meet our capital requirements for at least the next 12 months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. As of October 31, 2005, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) On September 20, 2005, we held out Annual Meeting of Stockholders

(1)	As listed below, management’s director nominees were elected at the meeting:

Name of Nominee	No. of Votes For	No. of Votes Withheld
James A Barth	10,411,762	75,580
David W. Hanna	9,965,388	521,954
Brian M. Nesmith	10,380,570	106,772
Jay W. Shiveley III	7,565,178	2,922,164

     Andrew Rachleff and Marc Andreessen resigned as directors on September 20, 2005.

(2)	The appointment of Ernst & Young LLP as independent registered public accountants of the Company for the fiscal year ending April 30, 2006 was ratified with 10,435,427 shares voting in favor, 43,622 shares voting against, and 8,293 shares abstaining.

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits:

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Kevin Royal
Kevin Royal
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: December 7, 2005