Form 10-Q
period 2006-01-31
BLUE COAT SYSTEMS INC
filed 2006-03-13
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MARCH 6, 2006
Common Stock, par value $.0001	14,466,924

i

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2006	April 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,554	$47,264
Short-term investments	10,080	—
Accounts receivable, net	18,222	11,541
Inventories	959	350
Prepaid expenses and other current assets	3,850	3,460

Total current assets	93,665	62,615
Property and equipment, net	7,187	3,763
Restricted investments	1,357	1,855
Goodwill	24,753	24,753
Identifiable intangible assets, net	3,083	3,993
Other assets	810	883

Total assets	$130,855	$97,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,145	$3,743
Accrued payroll and related benefits	5,197	3,468
Deferred revenue	23,522	13,592
Accrued restructuring	1,362	2,729
Other accrued liabilities	3,699	3,849

Total current liabilities	38,925	27,381
Deferred rent, less current portion	1,465	—
Accrued restructuring, less current portion	253	914
Deferred revenue, less current portion	6,154	3,318

Total liabilities	46,797	31,613

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	1
Additional paid-in capital	934,424	927,184
Treasury stock	(903)	(903)
Deferred stock compensation	(2)	(10)
Accumulated deficit	(849,466)	(860,024)
Accumulated other comprehensive income	3	1

Total stockholders’ equity	84,058	66,249

Total liabilities and stockholders’ equity	$130,855	$97,862

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net revenue:
Product	$28,986	$20,133	$87,550	$55,180
Service	6,531	4,616	18,037	12,621

Total net revenue	35,517	24,749	105,587	67,801
Cost of revenue:
Product	7,732	6,552	24,465	18,350
Service	2,587	1,409	6,927	4,030

Total cost of revenue	10,319	7,961	31,392	22,380

Gross profit	25,198	16,788	74,195	45,421

Operating expenses:
Research and development	6,403	4,240	17,696	11,912
Sales and marketing	13,202	8,744	37,808	23,546
General and administrative	2,940	3,528	8,713	7,304
Amortization of intangible assets	174	170	522	474

Total operating expenses	22,719	16,682	64,739	43,236

Operating income	2,479	106	9,456	2,185
Interest income	635	208	1,460	450
Other expense	(91)	(36)	(101)	(20)

Income before income taxes	3,023	278	10,815	2,615
Provision for income taxes	9	11	257	61

Net income	$3,014	$267	$10,558	$2,554

Net income per common share:
Basic	$0.23	$0.02	$0.83	$0.22

Diluted	$0.20	$0.02	$0.73	$0.20

Weighted average shares used in computing net income per common share:
Basic	12,962	11,992	12,674	11,418

Diluted	14,845	13,245	14,544	12,755

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended January 31,
	2006	2005
Operating Activities
Net income	$10,558	$2,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,700	1,157
Amortization	1,044	663
Loss on disposition of equipment	91	—
Write-off of capitalized software	115	—
Stock-based compensation	3	1,736
Changes in operating assets and liabilities:
Accounts receivable, net	(6,681)	2,219
Inventories	(609)	640
Prepaid expenses and other current assets	(390)	(950)
Other assets	(61)	448
Accounts payable	1,573	68
Accrued payroll and related benefits	1,729	515
Accrued restructuring	(2,028)	(2,207)
Other accrued liabilities	(150)	(469)
Deferred rent	1,465	—
Deferred revenue	12,766	1,674

Net cash provided by operating activities	21,125	8,048

Investing Activities
Sale of short-term investments	500	494
Purchases of short-term investments	(10,080)	(537)
Proceeds from sale of equipment	35	—
Purchases of property and equipment	(5,536)	(1,791)
Acquisition of Ositis, net of cash acquired	—	(716)
Acquisition of Cerberian, net of cash acquired	—	(1,532)

Net cash used in investing activities	(15,081)	(4,082)

Financing Activities
Net proceeds from issuance of common stock	7,246	810

Net cash provided by financing activities	7,246	810

Net increase in cash and cash equivalents	13,290	4,776
Cash and cash equivalents at beginning of period	47,264	39,424

Cash and cash equivalents at end of period	$60,554	$44,200

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include Blue Coat Systems, Inc.’s (the “Company’s”) accounts and those of its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of and for the three and nine months ended January 31, 2006 and 2005 include the accounts and results of operations of Cerberian, Inc., beginning November 16, 2004 (see Note 2). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted under the Securities and Exchange Commission’s (“SEC’s”) rules and regulations. The accompanying condensed consolidated financial statements and related notes as of January 31, 2006, and for the three and nine month periods ended January 31, 2006 and 2005, are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the interim date and periods presented. The results of operations for the three and nine month periods ended January 31, 2006 are not necessarily indicative of results for the entire fiscal year or future periods.

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

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to the Company’s consolidated financial position and results of operations. The Company’s critical accounting estimates include (i) Revenue Recognition and Related Receivable Allowances, (ii) Inventories, (iii) Guarantees and Warranty Obligations, (iv) Valuation of Long-Lived and Identifiable Intangible Assets, (v) Restructuring Liabilities, (vi) Valuation of Goodwill, (vii) Income Taxes, (viii) Contingencies, and (ix) Stock-Based Compensation.

Reclassifications

Certain balances in the Company’s fiscal 2005 condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Revenue Recognition and Related Receivable Allowances

The Company recognizes appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and the Company exists, the fee to the customer is fixed or determinable, and collectability is reasonably assured. In the event the Company has future performance obligations or must obtain customer acceptance, revenue is deferred until the obligations are met or acceptance is obtained. During the three and nine month periods ended January 31, 2006, the Company deferred certain revenue and related costs of revenue based on future performance obligations. Delivery is considered to have occurred for the Company’s appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred when the software key is made available to the customer electronically. Revenue and related costs of revenue resulting from shipments to the Company’s distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that the Company’s products have been sold to a customer. Product revenue from distributors in China is deferred until cash receipt and customer registration of the proxy appliance. For sales to resellers who have no rights of return, revenue and related cost of revenue are recognized upon shipment if a customer has been identified by the reseller at the time of shipment.

Maintenance contract and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related service cost expensed as incurred. Maintenance and subscription contracts usually have a duration of 12 months, but can extend to 36 months. Unearned maintenance and subscription contract revenue is included in deferred revenue.

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

Inventories, net, consisted of the following (in thousands):

	January 31, 2006	April 30, 2005
Raw materials	$885	$255
Work-in-process	—	5
Finished goods	74	90

Total	$959	$350

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

Changes in the Company’s warranty obligations, which are included in “Other accrued liabilities”, for the nine months ended January 31, 2006 and 2005, respectively, were as follows (in thousands):

	Nine Months Ended January 31,
	2006	2005
Beginning balances	$262	$295
Warranties issued during the period	1,023	679
Settlements made during the period	(920)	(733)

Ending balances	$365	$241

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

The Company assessed the recoverability of intangible assets subject to amortization in accordance with SFAS No. 144 and did not recognize impairment expense in fiscal 2005. Subsequent to the announcement of the results for the third quarter of fiscal 2006, which were below the Company’s expectations as well as those of public market analysts and investors, the Company’s stock price fell dramatically. As a result, the Company performed an assessment of the recovery of intangible assets subject to amortization and concluded that no impairment existed at January 31, 2006.

With regard to other lived-lived assets, during the second quarter of fiscal 2006 the Company determined that the carrying amount of capitalized software for a planning and budgeting system would not be recoverable due to the software vendor’s inability to deliver a functioning product. As a result, the Company recorded a charge of approximately $0.3 million. In the third quarter of fiscal 2006, approximately $0.2 million of the aforementioned amount was recovered from the software vendor and recognized as a benefit. Both the write-off and recovery were included in general and administrative expense.

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

Valuation of Goodwill

The Company performs its annual goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, during its fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the Company’s fiscal 2005 annual goodwill impairment test, the Company considered its market capitalization on the date of the impairment test (since the Company has only one reporting unit) and determined that no goodwill impairment existed. Subsequent to the announcement of the results for the third quarter of fiscal 2006, which were below the Company’s expectations as well as those of public market analysts and investors, the Company’s stock price has fallen dramatically. In light of the significant reduction in market capitalization, the Company assessed the potential impairment of its goodwill by comparing its market capitalization on the date of the impairment test to its goodwill balance and determined that no goodwill impairment existed.

Income Taxes

The Company uses the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing the Company’s condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves determining the Company’s income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These differences result in deferred tax assets and liabilities, which are included in the condensed consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered through carryback to prior year’s income or through the generation of future taxable income. As of January 31, 2006, the Company had a full valuation allowance against its net deferred tax assets because the Company determined that it is more likely than not that its deferred tax assets will not be realized in the foreseeable future.

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

French law requires the payment of French social contributions and social taxes for France-based employees of up to 44% on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date, if the terms of the stock option grant do not meet certain criteria, primarily that the stock options may not be disposed of earlier than four years from the date of grant and that the exercise price is not less than 80% of the average fair market of the Company’s common stock for the twenty days preceding a stock option’s date of grant. Beginning November 1, 2005, all stock options granted to France-based employees are granted at the greater of the fair market value on the date of the grant or an exercise price not less than the average fair market value of the Company’s common stock for the preceding twenty days and vest four years after the date of grant. Prior to November 1, 2005 certain stock options granted to France-based employees did not meet one or both of the aforementioned criteria and, as a result, upon exercise of such stock options the Company will be responsible for French social contributions and social taxes on the difference between the exercise price of the stock option and the fair market value of the underlying shares on the exercise date.

Stock-Based Compensation

The Company accounts for stock-based awards granted to (i) employees and officers using the intrinsic value method and (ii) non-employees using the fair value method.

Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the fair value method, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, costs are measured on the earlier of either a performance commitment or the completion of performance by the non-employee provider of goods or services, and are determined based on estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share for the three and nine months ended January 31, 2006 and 2005 had the Company applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net income, as reported	$3,014	$267	$10,558	$2,554
Stock-based employee compensation expense included in the determination of net income, as reported	1	1,014	3	1,736
Stock-based compensation for stock awards issued related to Ositis Acquisition	—	—	—	(676)
Stock-based employee compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(2,690)	(2,525)	(6,646)	(7,492)

Pro forma net income (loss)	$325	$(1,244)	$3,915	$(3,878)

Basic net income (loss) per common share:
As reported	$0.23	$0.02	$0.83	$0.22

Pro forma	$0.03	$(0.10)	$0.31	$(0.34)

Diluted net income (loss) per common share:
As reported	$0.20	$0.02	$0.73	$0.20

Pro forma	$0.02	$(0.10)	$0.27	$(0.34)

Cash, Cash equivalents and Short-term Investments

The Company considers all highly liquid debt instruments with insignificant interest rate risk and a maturity of three months or less at the time of purchase to be cash equivalents. Investments with a maturity of more than three months at the time of purchase are classified as short-term investments. Short-term investments are classified as available-for-sale and carried at fair value, with net unrealized gains and losses included in “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheets.

The Company’s cash equivalents are primarily comprised of money market funds, commercial paper, and corporate securities. The Company’s short-term investments as of January 31, 2006 consisted of auction rate notes. As of January 31, 2006, net unrealized gains related primarily to interest rate fluctuations and the Company had no investment subject to other-than-temporary impairment.

Concentration and Other Risks

Financial instruments that potentially subject the Company to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities and trade receivables. The Company maintains its demand deposit and money market accounts primarily with financial institutions of high credit standing. The Company invests only in high-quality, investment grade securities and limits investment exposure in any one issue. Investments are classified as cash equivalents or short-term investments, as applicable, on the Company’s condensed consolidated balance sheets at January 31, 2006. Management believes the financial risks associated with these financial instruments are minimal. The Company has not experienced material losses from its investments in these securities.

The Company generally does not require collateral for sales to customers. However, the Company performs on-going credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts. One of the Company’s distributors accounted for 10.0% and 12.8% of its net revenue during the three months ended January 31, 2006 and 2005, respectively, and 11.6% and 16.7% of its net revenue during the nine months ended January 31, 2006 and 2005, respectively. No customer accounted for more than 10% of the Company’s gross accounts receivable balances as of January 31, 2006 and 2005, respectively.

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

Recent Accounting Pronouncements

In November 2005, the FASB issued a FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for all reporting periods beginning after December 15, 2005. The company does not anticipate that the adoption of FSP FAS 115-1 and FAS 124-1 will have a significant impact on its financial position or results of operations.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company is currently evaluating this transition method.

In July 2005, the FASB issued an Exposure Draft of a proposed interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the interpretation requires that an enterprise recognize in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The Exposure Draft is scheduled to be finalized in the first quarter of calendar year 2006. The Company is currently reviewing the provisions in the Exposure Draft to determine the impact to its consolidated financial statements.

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

In June 2005, the FASB issued FSP 143-1 (“FSP 143-1”), Accounting for Electronic Equipment Waste Obligations. FSP 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment effective August 13, 2005. FSP 143-1 requires commercial users to apply the provisions of SFAS 143, Accounting for Conditional Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to the obligation associated with historical waste. It is effective the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union-member. The Company does not believe that adoption of FSP 143-1 will have a material impact on its financial statements.

In April 2005, the SEC amended the compliance dates for SFAS No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123(R)”). Based on the phase-in implementation announced by the SEC on April 14, 2005, SFAS No. 123(R) is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will be required to apply SFAS No. 123(R) beginning May 1, 2006. In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) would require all share-based payments to employees, including grants of employee stock options, to be measured using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) will require the recording of material charges related to employee stock-based compensation in future periods resulting in a material adverse impact to the Company’s consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123(R). The Company is currently in the process of assessing the impact of this guidance.

In November 2004, the FASB issued SFAS No. 151, Inventory Cost, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial statements.

Note 2. Acquisition

Cerberian, Inc.

On November 16, 2004, the Company completed its acquisition of Cerberian, Inc. (“Cerberian”). The purchase price of approximately $19.3 million consisted of approximately 0.8 million shares of Blue Coat common stock valued at $17.4 million, $0.4 million in direct transaction costs, Cerberian options assumed by Blue Coat valued at approximately $0.5 million and the elimination of promissory notes from Cerberian to Blue Coat of $1.0 million. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Accounting for Business Combinations. The purchase price was been allocated to the tangible and intangible assets acquired, with the excess purchase price being allocated to goodwill.

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

The potential value of the combined companies’ products and technologies contributed to a purchase price that resulted in goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes and is not subject to amortization; however, it is to be tested for impairment at least annually in accordance with SFAS No. 142. Approximately $17.6 million of the total purchase price was allocated to goodwill upon the closing of Cerberian acquisition on November 16, 2004. In fiscal 2005, the Company recorded an adjustment of $0.2 million related to a decrease in legal and accounting transaction fees, resulting in a corresponding decrease to goodwill. No adjustments were made in the nine months ended January 31, 2006.

Note 3. Intangible Assets

The Company’s acquired intangible assets are as follows (in thousands):

January 31, 2006	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3 years	$1,331	$(998)	$333
Core technology	5 years	2,929	(778)	2,151
Customer base	5 years	923	(324)	599

Total		$5,183	$(2,100)	$3,083

April 30, 2005	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3 years	$1,331	$(665)	$666
Core technology	5 years	2,929	(340)	2,589
Customer base	5 years	923	(185)	738

Total		$5,183	$(1,190)	$3,993

Total amortization expense for the identifiable intangible assets was approximately $0.3 million and $0.3 million for the three months ended January 31, 2006 and 2005, respectively, and approximately $0.9 million and $0.6 million for the nine months ended January 31, 2006 and 2005, respectively. As of January 31, 2006, the Company had no identifiable intangible assets with indefinite lives. The weighted average life of identifiable intangible assets was 4.5 and 3.8 years as of January 31, 2006 and 2005, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2006 (remaining 3 months)	$304
2007	992
2008	771
2009	688
2010	328

$3,083

Note 4. Restructuring Accrual

As of January 31, 2006, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans had been completed, except for payment of future rent obligations of $1.6 million, which are to be paid in cash through fiscal year 2008. The Company incurred restructuring charges, comprised of employee severance costs, facilities closures and lease abandonment costs, and contract termination costs, to significantly reduce operating expenses and to further align its cost structure with market conditions, future revenue expectations and planned future product direction. Various adjustments to the restructuring accrual have been made to date for abandoned space as a result of changes in market trend information. There were no significant changes in estimates on sublease income related to these facilities during the nine month period ended January 31, 2006.

The following table summarizes restructuring activity during the nine months ended January 31, 2006:

Abandoned Lease Space Accrual
Balances as of April 30, 2005	$3,643
Cash payments	(634)

Balances as of July 31, 2005	3,009
Cash payments	(707)

Balances as of October 31, 2005	2,302
Cash payments	(687)

Balances as of January 31, 2006	1,615
Less: current portion	1,362

Long-term restructuring accrual	$253

Note 5. Litigation

IPO Allocation Litigation. Beginning on May 16, 2001, a series of putative securities class actions were filed in the United States District Court for the Southern District of New York against the firms that underwrote the Company’s initial public offering, the Company, and some of the Company’s officers and directors. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation, Civil Action No. 1-01-CV-5143. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’Ss of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO.

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

Derivative Litigation. On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of the Company’s officers and directors violated their fiduciary duties to the Company by making false or misleading statements about the Company’s prospects between February 20, 2004 and May 27, 2004. The complaint is based largely on the same factual allegations as a federal securities class action that was voluntarily dismissed in October 2005. Defendants filed demurrers on behalf of the Company and the individual defendants on September 15, 2005. Defendants intend to defend the case vigorously.

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

Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in Company’s balance sheet as of January 31, 2006. As additional information becomes available, the Company will reassess the probability and potential liability related to pending litigation, which could materially impact the Company’s results of operations and financial position.

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

Significant components of the Company’s comprehensive income are as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net income	$3,014	$267	$10,558	$2,554
Unrealized gain (loss) on available-for-sale securities	7	(2)	2	(4)

Comprehensive income	$3,021	$265	$10,560	$2,550

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

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net income available to common stockholders	$3,014	$267	$10,558	$2,554

Basic:
Weighted average common shares used in computing basic net income per share	12,962	11,992	12,674	11,418

Basic EPS	$0.23	$0.02	$0.83	$0.22

Diluted:
Weighted average common shares used in computing basic net income per share	12,962	11,992	12,674	11,418
Add: Weighted average employee stock options, and warrants	1,816	1,185	1,803	1,271
Add: Other weighted average dilutive potential common stock	67	68	67	66

Weighted average common shares used in computing diluted net income per share	14,845	13,245	14,544	12,755

Diluted EPS	$0.20	$0.02	$0.73	$0.20

For the three and nine months ended January 31, 2006, approximately 0.3 million shares and 0.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive, since the exercise prices were greater than or equal to the average market price of the common shares during the respective periods. For the three and nine months ended January 31, 2005, the excluded options were approximately 1.0 million shares and 0.8 million shares, respectively.

Note 8. Geographic and Product Category Information Reporting

The Company operates in one segment to design, develop, market and support proxy appliances. The chief operating decision maker, the Company’s Chief Executive Officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. The Company’s revenue consists of two product categories: product and service. Total international revenue consists of sales from the Company’s U.S. operations to non-affiliated customers in other geographic regions. During the three months ended January 31, 2006 and 2005, there were no intra-company sales, and no material long-lived assets were located in any of the Company’s foreign subsidiaries.

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
North America	$17,329	48.8%	$11,888	48.0%	$54,188	51.3%	$34,123	50.3%
EMEA	14,552	41.0	10,691	43.2	39,836	37.7	26,111	38.5
Asia	3,636	10.2	2,170	8.8	11,563	11.0	7,567	11.2

Total net revenue	$35,517	100.0%	$24,749	100.0%	$105,587	100.0%	$67,801	100.0%

Note 9. Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating leases. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation and contain provisions that permit renewal at the end of the respective lease terms. As of January 31, 2006, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2006 (remaining 3 months)	$803	$509	$1,312
2007	1,018	2,278	3,296
2008	258	2,743	3,001
2009	—	2,754	2,754
2010 and thereafter	—	3,099	3,099

Total minimum lease payments	$2,079	$11,383	$13,462

Rent expense was $0.8 million and $0.8 million for the three months ended January 31, 2006 and 2005, respectively, and $2.3 million and $2.2 million for the nine months ended January 31, 2006 and 2005, respectively. Of the $2.1 million in total operating lease commitments for abandoned facilities, as summarized above, a reserve for $1.6 million has been provided and is included in the captions “Accrued restructuring reserve” and “Accrued restructuring reserve, less current portion” in the accompanying condensed consolidated balance sheet at January 31, 2006. The remaining $0.5 million represents estimated sublease income. Rent expense is recognized in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

In September 2005, the Company commenced a five-year operating lease for an 117,000-square foot facility, which will serve as the Company’s headquarters in Sunnyvale, California. Lease payments escalate annually and the total future minimum lease payments amount to $8.4 million over the lease term, excluding lease payments of $0.6 million for the first six months to be excused if the Company is not in default during the first 12 months of the lease term. A lessee improvement allowance of $1.2 million is provided to the Company to be used by June 30, 2006 and any unused portion of the allowance shall be waived and forfeited. As part of this agreement, the Company is required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit provides for automatic annual extensions, without amendment, through the end of the lease term.

In addition to the standby letter of credit discussed above, the Company is required to maintain an irrevocable standby letter of credit for a five-year operating lease related to a 46,000-square foot research and development facility in Sunnyvale, California. At April 30, 2005 the amount of this irrevocable standby letter of credit was approximately $1.5 million, but was reduced in accordance with the lease agreement by $0.5 million in the three months ended January 31, 2006 to approximately $1.0 million. This letter of credit extends automatically to June 30, 2006, unless otherwise terminated in writing.

Both irrevocable standby letters of credit referred to above are secured by deposits and are classified as “Restricted investments” in the accompanying condensed consolidated balance sheets as of January 31, 2006 and April 30, 2005.

Note 10. Defined Contribution Benefit Plan

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all United States employees. Eligible employees may contribute pre-tax amounts to the plan via payroll withholdings, subject to certain limitations. Effective January 1, 2006, the Company began matching participant contributions on a dollar for dollar basis up to 3% of a participant’s salary, up to a maximum of $1,500 per calendar year. Matching contributions are invested in accordance with a participant’s existing investment elections and are fully vested when contributed. The Company’s matching contributions for the period ended January 31, 2006 were approximately $0.1 million.

Note 11. Subsequent Event

On December 30, 2005, the Company signed a definitive agreement to acquire Permeo Technologies, Inc. (“Permeo”). On March 3, 2006, the Company completed the acquisition. Pursuant to the Merger Agreement, the final consideration for the transaction included approximately $14.2 million in cash and approximately 1.4 million shares of Blue Coat common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, ,future market share, future product acceptance, future product development, future sales channel development, future operating results, and future cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our limited ability to forecast quarterly operating results and meet analyst or investor expectations, inability to create additional sales through our sales channel partners, variability in net revenue and earnings resulting from deferred revenue, manufacturing delays and price increases from our third-party manufacturers, supply shortage, inability to maintain a competitive position in the proxy appliance market, inability to extend our product offerings , product concentration, inability to compete with our competitors, costs and effort in responding to investigations from the Securities and Exchange Commission (“SEC”), technological changes, gross margin fluctuations, inability to sustain profitability, reliance on third-party software licenses, inability to generate increased international sales, unpredictable macroeconomic conditions, unpredictable sales cycles, legislation surrounding corporate governance and internal controls, undetected product errors, foreign currency exchange rate movements and economic conditions in foreign markets, inability to attract and retain key employees, costs and effort in defending a Class Action Lawsuit, inability to defend our intellectual property rights, inability to raise additional capital, increased litigation, new accounting standards, future acquisitions, product liability claims, occurrence of a natural disaster, volatility in our stock price and other risks discussed in this item under the heading “Risk Factors” and the risks discussed in our other recent SEC filings.

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

The Blue Coat family of proxy appliances are designed to address today’s new business risks, which can include the risk of being sued by employees who witness inappropriate Web surfing by their coworkers, viruses brought in via back door channels such as instant messaging and Web-based email, and network resource abuse due to peer-to-peer (P2P) file sharing and video streaming. The Blue Coat ProxySG appliances, and new ProxyAV appliances for high-performance Web anti-virus, are designed to enable organizations to reduce security risks and reduce the management costs and complexity of their Web infrastructure.

Blue Coat has grown its net revenue and market share in the proxy appliance market in the last few years. However, we now see signs of slower growth in the proxy appliance market. In addition, we believe that any further gains in our market share in the proxy appliance market will be more difficult to achieve than earlier gains in market share, and will occur more slowly, if at all. As a result, Blue Coat has forecasted that its revenue in the fourth quarter ending April 30, 2006 will be relatively flat to slightly down from the third quarter ended January 31, 2006.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to Revenue Recognition and Related Receivable Allowances, Inventories, Guarantees and Warranty Obligations, Valuation of Long-Lived and Identifiable Intangible Assets, Restructuring Liabilities, Valuation of Goodwill, Income Taxes, Contingencies, and Stock-Based Compensation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our financial condition and results of operations:

•	Revenue Recognition and Related Receivable Allowances;

•	Inventories;

•	Guarantees and Warranty Obligations;

•	Valuation of Long-Lived and Identifiable Intangible Assets;

•	Restructuring Liabilities;

•	Valuation of Goodwill;

•	Income Taxes;

•	Contingencies and

•	Stock-Based Compensation.

Revenue Recognition and Related Receivable Allowances. We recognize appliance and WinProxy revenue upon delivery of the product, assuming that evidence of an arrangement between the customer and us exists, the fee to the customer is fixed or determinable, and collectability is reasonably assured. In the event we have future performance obligations or must obtain customer acceptance, revenue is deferred until the obligations are met or acceptance is obtained. During the three and nine months ended January 31, 2006, we deferred certain revenue and related costs of revenue based on future performance obligations.

Delivery is considered to have occurred for our appliances when the customer takes title to the product and assumes the risks and rewards of ownership. WinProxy software delivery is considered to have occurred when the software key is made available to the customer electronically. Revenue and related costs of revenue resulting from shipments to our distributors who have certain stock rotation rights are deferred until a point of sale report is received from the distributor confirming that our products have been sold to a customer. Product revenue originated from distributors in China is deferred until cash receipt and customer registration of the proxy appliance. For sales to resellers who have no rights of return, revenue and related cost of revenue are recognized upon shipment if a customer has been identified by the reseller at the time of shipment.

Maintenance and subscription contract revenue is initially deferred and recognized ratably over the life of the contract, with the related service cost expensed as incurred. Maintenance and subscription contracts usually have a duration of 12 months, but can extend to 36 months. Unearned maintenance and subscription contract revenue is included in deferred revenue.

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

Guarantees and Warranty Obligations. We accrue for warranty expenses as part of our cost of revenue at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. If actual warranty expenses are greater than those projected, additional charges against earnings may be required. If actual warranty expenses are less than projected, prior obligations could be reduced providing a positive impact on our reported results. We generally provide a one-year warranty on hardware products and a 90-day warranty on software products.

Valuation of Long-Lived and Identifiable Intangible Assets. We evaluate our long-lived and identifiable intangible assets in accordance with FASB SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We review our long-lived assets, including property and equipment and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis. Subsequent to the announcement of the results for the third quarter of fiscal 2006, which were below our expectations as well as below those of public market analysts and investors, our stock price fell dramatically. As a result, we performed an assessment of the recovery of intangible assets subject to amortization and concluded that no impairment existed at January 31, 2006.

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

Valuation of Goodwill. We perform our annual goodwill impairment tests in our fourth quarter or whenever indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of our annual impairment test, we considered our market capitalization on the date of our impairment test (since the Company has only one reporting unit). Subsequent to the announcement of the results for the third quarter of fiscal 2006, which were below our expectations as well as below those of public market analysts and investors, our stock price has fallen dramatically. In light of the significant reduction in market capitalization, we assessed the potential impairment of our goodwill by comparing our market capitalization on the date of the impairment test to our goodwill balance and determined that no goodwill impairment existed.

Income Taxes. We use the liability method to account for income taxes as required by the FASB SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense (benefit) together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These differences result in deferred tax assets and liabilities, which are included in the condensed consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered through carry back to prior year’s income or through the generation of future taxable income and record a valuation allowance to reduce deferred tax assets to an amount we believe more likely than not will be realized. As of January 31, 2006, we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all of the deferred tax assets may not be realized in the foreseeable future due to historical operating losses.

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

Stock-Based Compensation

We account for stock-based awards granted to (i) employees and officers using the intrinsic value method and (ii) non-employees using the fair value method. Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the fair value method, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, costs are measured on the earlier of either a performance commitment or the completion of performance by the non-employee provider of goods or services, and are determined based on estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.

We will adopt SFAS No. 123(R) for our fiscal year beginning May 1, 2006. The adoption of SFAS No. 123(R) will require the recording of material charges related to employee stock-based compensation resulting in a material adverse impact to our consolidated financial statements.

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net revenue:
Product	81.6%	81.3%	82.9%	81.4%
Service	18.4	18.7	17.1	18.6

Total net revenue	100.0	100.0	100.0	100.0
Cost of revenue
Product	21.7	26.5	23.2	27.1
Service	7.3	5.7	6.5	5.9

Total cost of revenue	29.0	32.2	29.7	33.0

Gross profit	71.0	67.8	70.3	67.0

Operating expenses:
Research and development	18.0	17.1	16.8	17.6
Sales and marketing	37.2	35.3	35.8	34.7
General and administrative	8.3	14.3	8.3	10.8
Amortization of intangible assets	0.5	0.7	0.5	0.7

Total operating expenses	64.0	67.4	61.4	63.8

Operating income	7.0	0.4	8.9	3.2
Interest income	1.8	0.8	1.4	0.7
Other expense	(0.3)	(0.1)	(0.1)	—

Income before income taxes	8.5	1.1	10.2	3.9
Provision for income taxes	—	—	0.2	0.1

Net income	8.5%	1.1%	10.0%	3.8%

Net Revenue

The following is a summary of net revenue and the changes in net revenue (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Total net revenue	$35,517	$24,749	$105,587	$67,801

Change from same period prior year ($)	$10,768	$5,635	$37,786	$22,859

Change from same period prior year (%)	43.5%	29.48%	55.7%	50.9%

Net revenue increased by 43.5% to $35.5 million in the third quarter of fiscal 2006, from $24.7 million in the third quarter of fiscal 2005. In the nine months ended January 31, 2006 net revenue increased 55.7% to $105.6 million from $67.8 million in the nine months ended January 31, 2005. The growth in net revenue from prior periods was due to increased market acceptance of our products coupled with increased sales and marketing efforts.

Blue Coat has grown its net revenue and market share in the proxy appliance market in the last few years. However, we now see signs of slower growth in the proxy appliance market. In addition, we believe that any further gains in market share in the proxy appliance market will be more difficult to achieve than earlier gains in market share, and will occur more slowly, if at all. Net revenue for our third quarter ended January 31, 2006 was $35.5 million, which was down approximately 3.2% from our net revenue of $36.7 for our second quarter ended October 31, 2005. Net product revenue for our third quarter ended January 31, 2006 was $29.0 million, which was down approximately 5.5% from our net product revenue of $30.7 for our second quarter ended October 31, 2005. The decline in net product revenue drove the overall decline in net revenue from the second quarter of fiscal 2006 to the third quarter of fiscal 2006, but was partially offset by an increase in net service revenue.

One of our distributors accounted for 10.0% and 12.8% of our net revenue during the three months ended January 31, 2006 and 2005, respectively, and 11.6% and 16.7% of its net revenue during the nine months ended January 31, 2006 and 2005, respectively. No customer accounted for more than 10% of our gross accounts receivable balances as of January 31, 2006 and 2005, respectively.

The following table illustrates the geographic makeup of our revenues for the periods stated (in thousands):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
North America	$17,329	48.8%	$11,888	48.0%	$54,188	51.3%	$34,123	50.3%
EMEA	14,552	41.0	10,691	43.2	39,836	37.7	26,111	38.5
Asia	3,636	10.2	2,170	8.8	11,563	11.0	7,567	11.2

Total net revenue	$35,517	100.0%	$24,749	100.0%	$105,587	100.0%	$67,801	100.0%

Net revenues grew significantly in all geographies in the three and nine months ended January 31, 2006, compared to the same periods of fiscal 2005. The overall increase in net revenue was primarily a result of North America and Europe, Middle East and Africa (“EMEA”) region revenue growth, driven by increased demand for our solutions and new customers. For the three months ended January 31, 2006, compared to the same quarter in the prior year, net revenue in North America grew $5.4 million, or 45.8%, net revenue in EMEA increased $3.9 million, or 36.1%, and net revenue in Asia grew $1.5 million, or 67.6%. For the nine months ended January 31, 2006, compared to the same period in the prior year, net revenue in North America increased $20.1 million, or 58.8%, net revenue in EMEA increased $13.7 million, or 52.6%, and net revenue in Asia increased $4.0 million, or 52.8%.

Gross Profit

The following is a summary of gross profit (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Gross profit	$25,198	$16,788	$74,195	$45,421
Gross profit as a percentage of net revenue	71.0%	67.8%	70.3%	67.0%

Gross profit was $25.2 million in the third quarter of fiscal 2006 compared to $16.8 million for the third quarter of fiscal 2005. As a percentage of revenue, gross profit for the third quarters of fiscal 2006 and

2005 was 71.0% and 67.8%, respectively. Gross profit was $74.2 million for the first nine months of fiscal 2006 compared to $45.4 million for the first nine months of fiscal 2005. As a percentage of revenue, gross profit for the first nine months of fiscal 2006 and 2005 was 70.3% and 67.0%, respectively. The increases in gross profit on a dollar basis were due primarily to increases in net revenue. The improvement in gross profit as a percentage of sales for the third quarter and first nine months of fiscal 2006 compared to the same periods in fiscal 2005 was primarily due to more favorable product pricing and improvements in product cost, partially offset by continued investments in our service infrastructure to support our increasing customer base.

Research and Development

The following is a summary of research and development expense (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Research and development	$6,403	$4,240	$17,696	$11,912
Research and development as a percentage of net revenue	18.0%	17.1%	16.8%	17.6%

Research and development expense consists primarily of salaries and benefits, prototype, and testing equipment costs.

Research and development expense increased $2.2 million to $6.4 million in the third quarter of fiscal 2006 from $4.2 million for the third quarter of fiscal 2005. These amounts represented 18.0% and 17.1% of net revenue for the third quarters of fiscal 2006 and 2005, respectively. Research and development expense increased $5.8 million to $17.7 million for the first nine months of fiscal 2006 from $11.9 million for the first nine months of fiscal 2005. These amounts represented 16.8% and 17.6% of net revenue for the first nine months of fiscal 2006 and 2005, respectively. The increase in research and development expense was primarily a result of increased headcount and related costs, as well as increased spending on engineering materials, in order to enhance existing applications and address new product development.

We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives. As a result, as our net revenue allows, we expect research and development expense to continue to increase in absolute dollars.

Sales and Marketing

The following is a summary of sales and marketing expense (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Sales and marketing	$13,202	$8,744	$37,808	$23,546
Sales and marketing as a percentage of net revenue	37.2%	35.3%	35.8%	34.7%

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses.

Sales and marketing expense increased $4.5 million to $13.2 million for the third quarter of fiscal 2006 from $8.7 million for the third quarter of fiscal 2005. These amounts represented 37.2% and 35.3% of net revenue for the third quarters of fiscal 2006 and 2005, respectively. Sales and marketing expense increased $14.3 million to $37.8 million for the first nine months of fiscal 2006 from $23.5 million for the first nine months of fiscal 2005. These amounts represented 35.8% and 34.7% of net revenue for the first nine months of fiscal 2006 and 2005, respectively. The increases in sales and marketing expense was primarily a result of increases in sales personnel, marketing program spending, and volume-related expenses such as commission payments and higher travel costs.

We expect sales and marketing expense to increase in absolute dollars in an effort to expand domestic and international markets, establish and expand new distribution channels, and introduce new products.

General and Administrative

The following is a summary of general and administrative expense (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
General and administrative	$2,940	$3,528	$8,713	$7,304
General and administrative as a percentage of net revenue	8.3%	14.3%	8.3%	10.8%

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses.

General and administrative expense decreased $0.6 million to $2.9 million for the third quarter of fiscal 2006 from $3.5 million for the third quarter of fiscal 2005. These amounts represented 8.3% and 14.3% of net revenue for the third quarters of fiscal 2006 and 2005, respectively. The decrease was primarily due to the fact that in the third quarter of fiscal 2005 the Company recorded a non-recurring charge of $1.0 million due to a stock option modification in a severance agreement with our then-departing Chief Financial Officer where the exercise period was extended beyond the original terms and the vesting of certain options was accelerated upon termination. Further, in the third quarter of fiscal 2006 we recognized a $0.2 million benefit from the recovery of a portion of the capitalized software associated with the failed implementation of a budgeting and forecasting system initially written off in the second quarter of fiscal 2006. The decrease in general and administrative expense from the third quarter of fiscal 2005 to the third quarter of fiscal 2006 for the reasons described above was partially offset by an increase in headcount and related costs.

General and administrative expense increased $1.4 million to $8.7 million for the first nine months of fiscal 2006 from $7.3 million for the first nine months of fiscal 2005. These amounts represented 8.3% and 10.8% of net revenue for the first nine months of fiscal 2006 and 2005, respectively. The increase in general and administrative expense was primarily due to increased headcount and related costs, professional fees related to compliance with the Sarbanes-Oxley Act of 2002, and legal fees associated with various legal matters.

We expect that general and administrative expense will increase in absolute dollars as we increase headcount and infrastructure to manage an increase in business volume.

Amortization of Intangible Assets

Amortization of intangible assets reflects continuing amortization of developed technology, core technology, and customer base, all related to our November 16, 2004 acquisition of Cerberian and November 14, 2003 acquisition of Ositis. Total amortization expense was approximately $0.3 million in each of the three months ended January 31, 2006 and 2005, and approximately $0.9 million and $0.6 million for the nine months ended January 31, 2006 and 2005, respectively.

Interest Income and Other Income

The following summarizes interest income and other expense (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Interest income	$635	$208	$1,460	$450
Other expense	$(91)	$(36)	$(101)	$(20)

For the three months ended January 31, 2006, compared with the three months ended January 31, 2005, as well as for the nine months ended January 31, 2006, compared with the nine months ended January 31, 2005, interest income increased as a result of increased cash, cash equivalents and short-term investment balances earning interest at higher rates. Other expense increased as a result of foreign currency transaction losses.

Provision for Income Taxes

The provision for income taxes for the nine months ended January 31, 2006 and 2005 was a tax expense of $0.3 million and $0.1 million, respectively. Tax expense for the three months ended January 31, 2006 and 2005 was minimal. The tax expense for the three and nine months ended January 31, 2006 and 2005 were primarily related to domestic minimum and foreign income taxes paid or accrued. The Company currently projects a 3.0% effective tax rate for the fiscal year ending April 30, 2006.

During the quarter ended July 31, 2004, the Company completed a review of the potential limitations on its ability to utilize its tax net operating loss (“NOL”) and credit carryforwards as imposed by Internal Revenue Code section 382 and similar state provisions. Based on ownership changes occurring on October 29, 1996, April 30, 1999 and December 31, 2000, the Company has determined that approximately $0.7 million of NOL and $0.03 million of credits generated before October 29, 1996 will be subject to an annual limitation of $1,900. Approximately $12.6 million of NOL and $0.5 million of credits generated between October 29, 1999 and April 30, 1999 will be subject to an overall annual limitation of $0.9 million and approximately $101.7 million of NOL and $0.2 million of credits generated between April 30, 1999 and December 31, 2000 will be subject to an overall annual limitation of $30.9 million. Appropriately $0.7 million of the NOL and $0.1 million of credits will expire before being released from the limitation imposed by Internal Revenue Code Section 382. The remaining post December 31, 2000 NOL and credits may also be subject to significant annual limitations should a future change in ownership occur.

As of January 31, 2006, the Company has a full valuation allowance against its deferred tax assets because the determination was made that it is more likely than not that all of the deferred tax assets will not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2025. In the future, the Company will continue to assess the need for the valuation allowance. The future reversal of the valuation allowance will result in amounts being credited to income statement or to additional paid in capital to the extent the losses and credits are attributable to stock options.

Stock-based Compensation

The following summarizes stock compensation expense included in each cost classification in the condensed consolidated statement of operations for the three and nine months ended January 31, 2006 and 2005 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Stock-based compensation:
Classified in cost of net revenue	$—	$1	$—	$8

Classified in operating expense:
Research and development	—	1	—	369
Sales and marketing	—	4	—	322
General and administrative	1	1,008	3	1,037

Subtotal	1	1,013	3	1,728

Total stock-based compensation	$1	$1,014	$3	$1,736

For the three months ended January 31, 2005, stock-based compensation consisted primarily of $1.0 million charge due to a stock option modification in a severance agreement with our then departing Chief financial Officer, where the exercise period was extended beyond the original terms and the vesting of certain options was accelerated upon termination. For the nine months ended January 31, 2005, stock-based compensation consisted primarily of the $1.0 million charge associated with the aforementioned stock modification and $0.7 million charge related to amortization of deferred stock compensation associated with the Ositis acquisition. Ositis acquisition related deferred stock compensation was fully amortized by October 31, 2004.

Our deferred stock compensation expense results from a variety of stock-based transactions. Increases to our deferred stock compensation balance represent the difference between the exercise price and the market price of the underlying stock on the date of the stock option grant. However, we have also completed other stock-based transactions that impact deferred stock compensation, such as acquisitions in which the outstanding options of the acquired entity are assumed, instances where modifications are made to the terms and conditions of outstanding stock option grants, and acquisitions where we have committed to issuing stock option awards to employees from the acquired entity, who have joined us.

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

Further, we will adopt SFAS No. 123(R) for our fiscal year beginning May 1, 2006. The adoption of SFAS No. 123(R) will require the recording of material charges related to employee stock-based compensation resulting in a material adverse impact to our consolidated financial statements.

Restructuring Accrual

As of January 31, 2006, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans had been completed; except for payment of future rent obligations of $1.6 million, which are to be paid in cash through fiscal year 2008. We incurred restructuring charges, comprised of employee severance costs, facilities closures and lease abandonment costs, and contract termination costs, to significantly reduce operating expenses and to further align our cost structure with market conditions, future revenue expectations and planned future product direction. Various adjustments to the restructuring accrual have been made to date for abandoned space as a result of changes in market trend information. There were no significant changes in estimates on sublease income related to these facilities during the nine month period ended January 31, 2006.

The following table summarizes restructuring activity during the nine months ended January 31, 2006:

Abandoned Lease Space Accrual
Balances as of April 30, 2005	$3,643
Cash payments	(634)

Balances as of July 31, 2005	3,009
Cash payments	(707)

Balances as of October 31, 2005	2,302
Cash payments	(687)

Balances as of January 31, 2006	1,615
Less: current portion	1,362

Long-term restructuring accrual	$253

We believe the restructuring programs have achieved the expense reductions we desired, although the anticipated savings from the reduced headcount or facility consolidations may in the future be mitigated by changes in circumstances or subsequent increases in headcount and facilities related to our operating requirements.

Liquidity and Capital Resources

We believe the existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to meet our operating requirements for at least the next 12 months, including working capital requirements and capital expenditures. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion and pursue strategic investments or to take advantage of business opportunities as they arise.

	January 31,
(In thousands)	2006	2005
Cash and cash equivalents	$60,554	$44,200
Short-term investment	10,080	80
Restricted investments	1,357	1,493

Subtotal	71,991	45,773
Total assets	$130,855	$92,148

Percentage of Total assets	55.0%	49.7%

	Nine Months Ended January 31,
(In thousands)	2006	2005
Cash provided by operating activities	$21,125	$8,048
Cash used in investing activities	(15,081)	(4,082)
Cash provided by financing activities	7,246	810

Net increase in cash and cash equivalents	$13,290	$4,776

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock.

Net cash provided by operating activities was $21.1 million for the nine months ended January 31, 2006 compared to $8.0 million in the comparable prior year period. The increase in cash provided by operating activities was largely attributable to higher net income resulting from the increased demand for our products and services.

Working capital sources of cash for the nine months ended January 31, 2006 included increases in deferred revenue of $12.8 million, accrued payroll and related benefits of $1.7 million, accounts payable of $1.6 million, and deferred rent of $1.5 million. Deferred revenue increased during the quarter as a result of the higher product volume, as well as increased service revenue which is recognized ratably over the service period. Accrued payroll and related benefits increased as a result of higher payroll-related liabilities resulting from headcount increases. Accounts payable increased in the nine months ended January 31, 2006 as a result of the significant growth in business volume. Deferred rent relates to the operating lease for our headquarters in Sunnyvale, California which commenced in September 2005 and contains annual escalation clauses.

Working capital uses of cash for the nine months ended January 31, 2006 included increases in accounts receivable of $6.7 million and net inventory of $0.6 million, and a decrease in accrued restructuring of $2.0 million. Accounts receivable increased as a result of higher net revenue during the nine months ended January 31, 2006, completed with an increase in our day of sales outstanding from 36 days at January 31, 2005 to 47 days at January 31, 2006. Accrued restructuring decreased primarily as a result of lease payments made for abandoned space. Inventory increased as a result of an end of life purchase of a microprocessor used in our ProxySG appliances.

Net cash used in investing activities was $15.1 million for the nine months ended January 31, 2006, compared to $4.1 million used in the comparable prior year period. The increase in net cash used in investing activities was primarily due to the purchase of short-term investments of $10.1 million and the purchase of property and equipment of $5.5 million. The increased use of cash for property and equipment, as compared to the $1.8 million in the same period in fiscal 2005, was primarily due to the leasehold improvements and equipment purchased for our newly leased headquarters in Sunnyvale, California. Our capital expenditures consisted primarily of purchases of computer equipment, software, furniture and leasehold improvements. On March 3, 2006 we completed the acquisition of Permeo. Pursuant to the Merger Agreement, final consideration for the transaction included approximately $14.2 million in cash and approximately 1.4 million shares of Blue Coat common stock.

Net cash provided by financing activities was $7.2 million for the nine months ended January 31, 2006, compared to $0.8 million used in the same period last year. The net cash provided by our financing activities for the nine months ended January 31, 2006 and 2005 were both primarily due to the issuance of common stock from the exercise of employee stock options.

Contractual Obligations

As of January 31, 2006, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2006 (remaining 3 months)	$803	$509	$1,312
2007	1,018	2,278	3,296
2008	258	2,743	3,001
2009	—	2,754	2,754
2010 and thereafter	—	3,099	3,099

Total minimum lease payments	$2,079	$11,383	$13,462

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

In September 2005, we commenced a five-year operating lease for an 117,000-square foot facility, which serves as our headquarters in Sunnyvale, California. Lease payments escalate annually and the total future minimum lease payments amount to $8.4 million over the lease term, excluding lease payments of $0.6 million for the first six months to be excused if we are not in default during the first 12 months of the lease term. A lessee improvement allowance of $1.2 million is provided to the Company to be used by June 30, 2006 and any unused portion of the allowance shall be waived and forfeited. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit provides for automatic annual extensions, without amendment, through the end of the lease term.

In addition to the standby letter of credit discussed above, we are required to maintain an irrevocable standby letter of credit for a five-year operating lease related to a 46,000-square foot research and development facility in Sunnyvale, California. At April 30, 2005 the amount of this irrevocable standby letter of credit was approximately $1.5 million, but was reduced in accordance with the lease agreement by $0.5 million in the three months ended January 31, 2006 to approximately $1.0 million. This letter of credit extends automatically through June 30, 2006, unless otherwise terminated in writing.

Both irrevocable standby letters of credit referred to above are secured by deposits and are classified as “Restricted investments” in the accompanying condensed consolidated balance sheets as of January 31, 2006 and April 30, 2005.

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due in fiscal 2006. Our minimum obligation at January 31, 2006 under these arrangements was $3.9 million.

Off-Balance Sheet Arrangements

As of January 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor did we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Code of Business Conduct and Ethics

We maintain a code of business conduct and ethics for directors, officers and employees, and will promptly disclose any waivers of the code for directors or executive officers. Our code of business conduct and ethics addresses conflicts of interest, confidentiality, compliance with laws, rules and regulations (including insider trading laws), and related matters.

New Accounting Pronouncements

See Note 1 of the Consolidated Condensed Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of January 31, 2006, we had approximately $70.6 million invested primarily in money market funds, commercial paper, corporate securities and auction rate notes, which are included in cash, cash equivalents and short-term investment in our consolidated balance sheets. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. If any of the events described above were to occur, our net revenue could be seriously impacted, since a significant portion of our net revenue are derived from international operations. Net revenue derived from customers outside of North America represented 51.2% and 52.0% of total net revenue for the three month periods ended January 31, 2006 and 2005, respectively, and 48.7% and 49.7% of total net revenue for the nine month periods ended January 31, 2006 and 2005, respectively. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

IPO Allocation Litigation. Beginning on May 16, 2001, a series of putative securities class actions were filed in the United States District Court for the Southern District of New York against the firms that underwrote the Company’s initial public offering, the Company, and some of the Company’s officers and directors. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation, Civil Action No. 1-01-CV-5143. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’Ss of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO.

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

Derivative Litigation. On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of the Company’s officers and directors violated their fiduciary duties to the Company by making false or misleading statements about the Company’s prospects between February 20, 2004 and May 27, 2004. The complaint is based largely on the same factual allegations as a federal securities class action that was voluntarily dismissed in October 2005. Defendants filed demurrers on behalf of the Company and the individual defendants on September 15, 2005. Defendants intend to defend the case vigorously.

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

Item 1A. Risk Factors

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on revenue expectations, ,future market share, future product acceptance, future product development, future sales channel development, future operating results, and future cash usage, as well as statements on our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our limited ability to forecast quarterly operating results and meet analyst or investor expectations, inability to create additional sales through our sales channel partners, variability in net revenue and earnings resulting from deferred revenue, manufacturing delays and price increases from our third-party manufacturers, supply shortage, inability to maintain a competitive position in the proxy appliance market, inability to extend our product offerings, product concentration, inability to compete with our competitors, costs and effort in responding to investigations from the Securities and Exchange Commission (“SEC”), technological changes, gross margin fluctuations, inability to sustain profitability, reliance on third-party software licenses, inability to generate increased international sales, unpredictable macroeconomic conditions, unpredictable sales cycles, legislation surrounding corporate governance and internal controls, undetected product errors, foreign currency exchange rate movements and economic conditions in foreign markets, inability to attract and retain key employees, costs and effort in defending a Class Action Lawsuit, inability to defend our intellectual property rights, inability to raise additional capital, increased litigation, new accounting standards, future acquisitions, product liability claims, occurrence of a natural disaster, volatility in our stock price and other risks discussed in this item under the heading “Risk Factors” and the risks discussed in our other recent SEC filings.

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

Our net sales and operating results are likely to continue to vary significantly from quarter to quarter. We believe that quarter-to-quarter comparisons of our operating results should not be relied upon as principal indicators of future performance. It is likely that in some future quarter or quarters, our operating results will be below the expectations of public market analysts or investors. If this occurs our stock price will likely decline, and may decline significantly. For example, on February 6, 2006 we announced preliminary financial results for our third quarter ended January 31, 2006 and on February 14, 2006 we announced financial results for our third quarter ended January 31, 2006. Net revenue for the quarter ended January 31, 2006 was $35.5 million. On a generally accepted accounting principles (“GAAP”) basis, we reported net income of $3.0 million, or $.20 per diluted share. The net revenue, net income and net income per diluted share reported were below our expectations, as well as below the expectations of public market analysts and investors, and below the guidance provided by us on November 15, 2005. As a result of these earnings announcements and guidance provided by us on our fourth quarter ending April 30, 2006, our stock price has fallen dramatically. A number of factors are likely to cause variations in our sales and operating results, including factors described elsewhere in this “Risk Factors” section.

We cannot reliably forecast our future quarterly sales for several reasons, including:

•	Fluctuations in demand for our products and services;

•	The market in which we compete is relatively new and rapidly evolving;

•	Variability in the rate of growth, if any, of the proxy appliance market, which is difficult to predict;

•	Our ability to continue to increase to our market share, as our market share has increased;

•	Our sales cycle varies substantially from customer to customer;

•	Variations in the mix of products sold;

•	The timing, size, and mix of orders from customers;

•	Our sales cycle may lengthen as the complexity of proxy appliance solutions continues to increase;

•	The level of competition in our target product markets;

•	Market acceptance of new products and product enhancements;

•	Announcements, introductions and transitions of new products or product enhancements by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Technological changes in our target product markets;

•	The percentage of our sales related to subscription-based products;

•	Future accounting pronouncements and changes in accounting policies; and

•	Our inability to predict future macro-economic conditions.

A high percentage of our expenses, including those related to manufacturing overhead, technical support, research and development, sales and marketing, general and administrative functions, amortization of intangible assets and amortization of deferred compensation, are essentially fixed in the short term. As a result, if our net sales are less than forecasted, our quarterly operating results are likely to be seriously harmed and our stock price would likely decline. For example, a substantial portion of our shortfall in net income and net income per diluted share in our third quarter ended January 31, 2006 was attributable to our shortfall in net revenue in that quarter.

If we fail to create additional sales through our sales channel partners, our business will be seriously harmed.

A significant amount of our revenue is generated through sales by our sales channel partners, which include distributors, resellers and system integrators. During the three months ended January 31, 2006, approximately 96% of our revenue was generated through our indirect sales channels. We increasingly depend upon these partners to generate sales opportunities and to independently manage the entire sales process. In order to increase our revenues, we will need to maintain our existing sales channel partners and add new sales channel partners. If we cannot do so, our business will not grow and our operating results will be adversely affected.

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

In addition, a limited number of sales channel partners have accounted for a large part of our revenues to date. For example, one of the Company’s distributors accounted for 10.0% and 12.8% of our net revenue during the three months ended January 31, 2006 and 2005, respectively, and 11.6% and 16.7% of our net revenue during the nine months ended January 31, 2006 and 2005 , respectively. Since our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, if there is a significant reduction or delay in sales of our products to any significant indirect channel partner, individually or in the aggregate, or any significant indirect sales channel partner fails to maintain its current levels of marketing, sales and support of our products and services, our operating results could be adversely affected. End users can stop purchasing and indirect channel partners can stop marketing our products at any time.

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

We currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. The introduction by these suppliers of new versions of their hardware, particularly if not anticipated by us, could require us to expend significant resources to incorporate this new hardware into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources in locating and integrating replacement parts or components from another vendor. In particular, we have purchased the microprocessor for our ProxySG 200 appliances from a supplier who has notified us of their intent to discontinue the manufacture of this product. As a result, we are redesigning these appliances to allow us to utilize microprocessors from other sources. Our inability to modify the design of the ProxySG 200 appliances and obtain microprocessors from an alternate supplier before on-hand inventories, and amounts expected to be received from existing purchase commitments, are depleted could have an adverse impact on our financial condition and results of operations.

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

We intend to extend the offerings under our product families in the future, both by introducing new products and by introducing enhancements to our existing products. However, we may experience difficulties in doing so, and our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Further, the introduction of new products and product enhancements could result in the obsolescence of inventory which we have bought, or committed to buy, potentially requiring the recording of material charges, which would reduce net income. The process of developing new technologies is complex and uncertain, and if we fail to accurately predict our target customers’ changing needs and emerging technological trends, our business could be harmed. This process requires commitment of significant resources to develop new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not be able to execute on new product initiatives because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and loss of market share and sales.

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

Sales of our products depend on increased demand for proxy appliances. The market for proxy appliances is a new and rapidly evolving market. If the market for proxy appliances fails to grow as we anticipate, or grows more slowly than we anticipate, our business will be seriously harmed. We now see signs of slower growth in the proxy appliance market. In addition, we believe that any further gains in our market share in the proxy appliance market will be more difficult to achieve than earlier gains in market share, and will occur more slowly, if at all. In addition, our business will be harmed if the market for proxy appliances continues to be negatively impacted by uncertainty surrounding macroeconomic growth.

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

Although we achieved profitability in the second half of the fiscal year ended April 30, 2004, we incurred losses in each quarter prior to the third quarter of fiscal 2004. Since the third quarter of fiscal 2004, we have only been marginally profitable in some quarters and our profitability has fallen in several quarters. For example, we were profitable in our third quarter ended January 31, 2006; however, our net income declined by more than 28% from our net income in our second quarter ended October 31, 2005. Our stock price declined dramatically in reaction to our announcements related to our third quarter fiscal 2006 financial results. We may not be able to maintain quarterly or annual profitability in the future. Our ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products and services. We expect our operating expenses to increase as our business grows, and we anticipate that we will make investments in our business. As a result, our results of operations will be harmed if our sales do not increase at a rate commensurate with the rate of increase in our expenses. If our sales are less than anticipated or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience losses on a quarterly and annual basis.

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

Because customers have differing views on the strategic importance of implementing proxy appliances, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from one to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. Since one of our strategies is to focus on mid-to-large size enterprises, we may experience a lengthening of our sales cycle. In addition, as we compete for larger orders, competition is likely to increase causing customers to extend their decision making process. As a result of these factors, it is difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable. We anticipated closing several large orders toward the end of our third quarter ended January 31, 2006. We learned very late in the third quarter that these deals would not close in the quarter. Based in part on these deals not closing as anticipated, our net revenue, net income and net income per diluted share for our third quarter was below our expectations. It is difficult to determine the timing of closing of any particular transactions, which makes predicting our quarterly operating results very difficult.

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

Beginning on May 16, 2001, a series of putative securities class actions were filed in the United States District Court for the Southern District of New York against the firms that underwrote the Company’s initial public offering, the Company, and some of the Company’s officers and directors. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation, Civil Action No. 1-01-CV-5143. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’Ss of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of its common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied the Company’s motion to dismiss the claims against it. The litigation is now in discovery.

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

As of January 31, 2006, we had approximately $70.6 million in cash, cash equivalents and short-term investments. We believe that these amounts will enable us to meet our capital requirements for at least the next 12 months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. As of January 31, 2006, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

We may make acquisitions in the future, which could affect our operations.

We may make acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including:

•	an inability to successfully integrate the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	loss of key employees of acquired companies; and

•	substantial transaction costs

We recently completed our acquisition of Permeo Technologies, Inc., which closed on March 3, 2006. Our acquisition of Permeo may or may not be successful and is subject to all of the risks described above.

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

We issued a combination of stock and cash in the Permeo acquisition. The issuance of stock in the acquisition diluted our existing stockholders by approximately 9.7%. We also used approximately $14.2 million in cash in the Permeo acquisition. Any of these problems or factors could seriously harm our business.

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

Since our initial public offering, the market price of our common stock has fluctuated significantly. The market price of our common stock may fluctuate significantly in response to the following factors, among others:

•	variations in our quarterly operating results.

•	changes in financial estimates or investment recommendations by securities analysts;

•	changes in macro-economic conditions;

•	the introduction of new products by our competitors;

•	our ability to keep pace with changing technological requirements;

•	changes in market valuations of Internet-related and networking companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer;

•	additions or departures of key personnel;

•	fluctuations in stock market volumes;

•	speculation in the press or investment communication about our strategic position, financial condition, results of operations, business;

•	significant transactions; and

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

BLUE COAT SYSTEMS, INC.

/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 13, 2006