Form 10-K
period 2006-04-30
BLUE COAT SYSTEMS INC
filed 2007-03-28
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2006

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

Common Stock, $.0001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                        Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $573,718,296 as of October 31, 2005, the last day of the registrant’s second fiscal quarter during its fiscal year ended April 30, 2006, based upon the closing sale price on the Nasdaq Stock Market reported for such date. The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2006, the last day of the registrant’s most recently completed second fiscal quarter, was $317,610,872 based upon the closing sales price on the Nasdaq Stock Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 14,885,475 shares of the registrant’s Common Stock issued and outstanding as of December 31, 2006.

BLUE COAT SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT

All statements included in this Annual Report on Form 10-K (“Form 10-K”), other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We often use certain words and their derivatives such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions in our forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. These forward-looking statements speak only as of the date of this Annual Report. We assume no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

Forward-looking statements are not the only statements you should regard with caution. The preparation of our consolidated financial statements required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the financial statements, as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected, among other things, the amounts of additional deferred stock-based compensation and additional stock-based compensation expense that we recorded. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

EXPLANATORY NOTE

In this Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended April 30, 2006, we are restating our consolidated financial statements and related disclosures as of April 30, 2005 and for the years ended April 30, 2005 and 2004. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of an independent committee of our Board of Directors, assisted by independent legal counsel and accounting experts, formed in July 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. We also recorded adjustments affecting our previously-reported financial statements for fiscal years 2000 through 2003, the effects of which are summarized in cumulative adjustments to our additional paid in capital, deferred stock-based compensation and accumulated deficit accounts as of April 30, 2003.

The effects of the adjustments are summarized as follows (in thousands):

	Year Ended April 30,
	2000	2001	2002	2003	2004	2005	2006	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)[1]	(as restated)[1]
Revised stock option measurement dates	$8,094	$43,034	$3,659	$2,133	$4,181	$9	$3,271	$64,381
Corrections of Other Accounting Errors:
Amortization of cheap stock	(5,653)	(3,141)	(2,637)	2,405	716	56	—	(8,254)
Variable accounting for a pre-IPO loan	6,738	(9,580)	—	—	—	—	—	(2,842)
Modifications to equity awards	323	255	(35)	(40)	211	29	19	762
Amortization of acquisition-related option grants	—	(755)	(4,395)	(1,479)	(217)	(341)	91	(7,096)

Total correction of other accounting errors	1,408	(13,221)	(7,067)	886	710	(256)	110	(17,430)

Total stock-based compensation expense restatement	9,502	29,813	(3,408)	3,019	4,891	(247)	3,381	46,951
Expense/(benefit) from payroll taxes, penalties and interest	—	10	1	1	43	837	1,118	2,010

Net adjustment to stock-based compensation expense	9,502	29,823	(3,407)	3,020	4,934	590	4,499	48,961
Non-Stock-Based Compensation Expense/(Benefit):
Adjustments to the timing of certain operating expenses	$—	$(128)	$—	$49	$79	$130	$(130)	$—
Interest expense/(benefit) related to notes receivable	75	(18)	—	—	—	—	—	57

Total non-stock-based compensation expense/(benefit)	75	(146)	—	49	79	130	(130)	57

Net decrease/(increase) in net income due to adjustments	$9,577	$29,677	$(3,407)	$3,069	$5,013	$720	$4,369	$49,018

Net restatement of stock-based compensation expense	$9,502	$29,823	$(3,407)	$3,020	$4,934	$590	$4,499	$48,961
Total non-stock-based compensation expense/(benefit)	75	(146)	—	49	79	130	(130)	57

Net decrease/(increase) in net income due to adjustments	$9,577	$29,677	$(3,407)	$3,069	$5,013	$720	$4,369	$49,018

Cumulative increase to accumulated deficit	$9,577	$39,254	$35,847	$38,916	$43,929	$44,649	$49,018

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

This Annual Report on Form 10-K also includes the restatement of selected consolidated financial data as of and for the years ended April 30, 2005, 2004, 2003 and 2002, included in Item 6, “Selected Financial Data,” and the unaudited quarterly financial data for each of the quarters in the years ended April 30, 2006 and 2005, with the exception of the fourth quarter of fiscal 2006 (which has never been filed), included in Item 8, “Financial Statements and Supplementary Data.” For a detailed discussion of the effect of the restatements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background of the Stock Option Investigation, Findings, Restatement of Consolidated Financial Statements, Remedial Measures and Related Proceedings,” and Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

We have not amended, and we do not intend to amend, any of our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon. Our restated interim financial statements for the quarterly and year-to-date periods ended July 31, 2005, October 31, 2005 and January 31, 2006 will be included in our quarterly reports on Forms 10-Q for the periods ended July 31, 2006, October 31, 2006 and January 31, 2007, respectively.

Additional information on the restatement can be found in this report in:

•	Item 1A, “Risk Factors;”

•	Item 3, “Legal Proceedings;”

•	Item 6, “Selected Consolidated Financial Data;”

•	Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations;”

•	Item 8, Note 3, “Restatement of Consolidated Financial Statements” in the “Notes to Consolidated Financial Statements;” and

•	Item 9A, “Controls and Procedures.”

Except for the sections mentioned above, or as otherwise specifically noted in this Annual Report on Form 10-K, all of the information in this Annual Report on Form 10-K is as of April 30, 2006 and does not reflect events occurring after that date. Accordingly, this Annual Report on Form 10-K should be read in conjunction with our periodic filings made with the SEC, including any amendments to those filings, as well as any Current Reports filed on Form 8-K.

As a result of our failure to file this report and other reports on a timely basis, we will not be eligible to use Form S-3 to register our securities with the SEC until all reports required under the Securities Exchange Act of 1934 have been timely filed for at least 12 months.

PART I.

Item 1. Business

Blue Coat® Systems, Inc., also referred to in this report as “we” or “us,” was incorporated in Delaware on March 16, 1996 as CacheFlow, Inc. On August 21, 2002, we changed our name to Blue Coat Systems, Inc., and the ticker symbol for our common stock was changed from CFLO to BCSI.

On September 16, 2002, we filed an amendment to our Certificate of Incorporation, implementing a one-for-five reverse split of our outstanding common stock. Our common stock began trading under the split adjustment at the opening of the Nasdaq Stock Market on September 16, 2002. Our number of authorized shares of common stock and preferred stock, however, remains at 200 million and 10 million, respectively. All share and per share amounts in this Annual Report on Form 10-K, and in the accompanying consolidated financial statements and notes thereto, reflect the reverse stock split for all periods presented.

Blue Coat sells a family of appliances and client-based solutions (deployed in branch offices, Internet gateways, end points, and data centers) that provide intelligent points of policy-based control enabling information technology (“IT”) organizations to improve security and accelerate performance for all users and applications. Our products are delivered to customers through a worldwide sales organization that includes direct sales, distributors, and resellers in more than 50 countries worldwide. Blue Coat customers are backed by a worldwide service and support organization that provides a broad range of service options, including 24x7 technical support and product education.

Overview

Today’s enterprise networks are becoming more centralized and decentralized at the same time. Corporate data centers, servers, and critical business productivity applications are becoming centralized within the corporate headquarters. Likewise, the corporate gateway to the public Internet is also usually centralized within headquarters. At the same time, employees are increasingly decentralized. More than an estimated 80% of employees in large enterprises work outside the corporate headquarters. They are typically located in branch and remote offices and are connected to corporate headquarters via the company’s wide-area network (“WAN”). In addition, many remote and mobile employees rely on the Internet and access corporate resources through the company’s Internet gateway.

These changes create three distinct challenges for IT departments within enterprise organizations:

•	Security—IT must make the Web safe for business, blocking Internet security threats and inappropriate content, while granting authorized users access to necessary applications and content.

•

Performance—IT must strive to optimize performance of critical business applications, such as e-mail, file systems, multimedia, and Web applications (including encrypted Secure Sockets Layer (“SSL”) applications), which are increasingly being delivered over the WAN to remote users in branch offices, as well as mobile users.

•

Control—The requirements above cannot be effectively addressed without granular visibility and policy-based control capabilities. Control is necessary to ensure that the business is providing superior security and performance for all users and critical applications.

Web Security

During the past several years, our primary business focus has been to make the Web safe for business. We have grown net revenue and market share by positioning our family of appliances as a solution for Web security at the customer’s Internet gateway. The performance of our proxy appliances has enabled us to establish a leadership position in the secure content market worldwide.

One of the key strengths of our appliances is the use of our advanced proxy technology. In this context, Blue Coat proxy appliances act as a middleman between users and various applications and/or Internet content. As such, an appliance becomes a termination point between users and applications. In other words, users only communicate with the proxy appliance on one side of the transaction, and applications only communicate with the proxy appliance on the other side of the transaction. They are two separate connections, both controlled and managed by the proxy appliance. Consequently, no content can get past the proxy without explicit permission. Permissions are defined as granular policies created by the IT organization and automatically enforced by the appliance. This capability makes our proxy appliances well-suited for Web security, protecting businesses from many of the dangers of the Internet.

Our family of appliances provides customers with several important security features, including:

•

Web content filtering—the ability to allow or block specific types of Web content from entering the corporate network. Web content filtering helps prevent potential security breaches and prevents employees from viewing inappropriate content.

•	Anti-virus (“AV”) protection—the ability to automatically scan and block viruses and other potentially malicious traffic with third party anti-virus products.

•	Spyware prevention—the ability to prevent installation of spyware on user desktops, which is a major cause of performance problems and security vulnerabilities.

•

Instant messaging (“IM”) and Skype control—the ability to prevent these types of peer-to-peer (“P2P”) applications from creating security holes in the network and creating an opportunity for leakage of sensitive, confidential information.

•	Rogue streaming media applications—the ability to limit or block the use by employees of unsanctioned P2P applications which often contain viruses and degrade network performance.

•

SSL threat protection—the ability to identify and block threats presented by the SSL protocol, which improves security by encrypting confidential data traversing the Internet, but also provides a conduit for hidden viruses, worms, and other threats.

•

User authentication—the ability to automatically validate a user who requests access to secure corporate content. Blue Coat appliances interface with virtually all leading authentication systems (RADIUS, LDAP, Active Directory, etc.).

With the acquisition of Permeo Technologies, Inc. (“Permeo”) in March 2006, we now offer an SSL-VPN appliance that provides secure on-demand access for remote users. Permeo’s core technology will also be leveraged across other Blue Coat products.

Wide Area Network Application Delivery

Having established a leadership position by focusing primarily on Web security, we are now extending our market focus to address another key IT requirement for the distributed enterprise; specifically, the need to improve performance of critical business applications delivered across the WAN to remote users.

As noted earlier, the centralization of applications combined with the decentralization of employees has resulted in an exponential increase in the amount of traffic traversing corporate WAN links. These links tend to be costly and provide limited bandwidth. Inevitably, traffic slows to a crawl and the productivity of remote employees suffers. IT organizations now recognize this as a significant and growing issue. It has created a burgeoning market that various industry analysts refer to as “Application Acceleration” or “WAN Optimization.”

We believe we are well positioned to address this significant market opportunity because the same set of proxy appliances that delivers Web security features also delivers application acceleration capabilities. Our

MACH5 (Multiprotocol Accelerated Caching Hierarchy) technology is a standard feature integrated into all of our appliances and delivers the following performance enhancement features:

•	Bandwidth management—the ability to assign a guaranteed level of bandwidth to specific users and applications and prioritize delivery of that traffic over the WAN.

•

Protocol optimization—a technique used to create parallel user-application communications by minimizing the number of time-consuming round trips across the WAN often required between users and certain “chatty” applications.

•

Object caching—static, reusable objects and content are stored in the local appliance cache, thus eliminating the need to repeatedly transfer across the WAN. This technique is particularly valuable for delivering streaming video.

•	Byte caching—observes repetitive patterns in WAN traffic and substitutes lightweight tokens to represent bulky, repetitive traffic, thus conserving bandwidth and accelerating delivery.

•	Compression—a technique that uses an industry standard algorithm to remove extraneous information for the application payload, thus reducing the amount of data sent across the WAN link.

These techniques are applied by our appliances to improve the performance of virtually all business applications delivered across the WAN. MACH5 technology also improves the performance of encrypted SSL applications, as well as third party applications hosted on the Internet.

In this new WAN optimization market, our appliances are deployed in the data centers and in branch or remote offices, thus creating the opportunity for more broadly deployed solutions across the distributed enterprise.

Other Market Trends

The increase in Internet gateways and the resulting greater need for control are expected to have a positive impact on our future as follows:

•

More Internet gateways—The growing amount of WAN traffic is also due to the fact that most businesses still have a centralized Internet gateway, which means that all Internet traffic is backhauled from the central gateway across WAN links to remote users. As the percentage of Internet traffic continues to increase, distributed enterprises are expected to add more remote Internet gateways to relieve the traffic burden on the WAN. Some industry analysts expect 50% of enterprises to adopt this strategy by 2009. If this occurs, we expect to benefit since it will create more opportunities for our proxy appliances to provide Web security at these new gateways.

•

Greater need for control—As enterprises continue to become more distributed, IT organizations need to find a way to automate security and performance controls in alignment with business processes and priorities. Our appliances provide IT organizations with granular controls that allow them to create and enforce automated security and performance policies based on the individual user, application, time of day, and context of the request.

Products

Our appliances are powered by our proprietary SGOS operating system, a lightweight, purpose-built operating system specifically designed to support the security, acceleration, and policy control features discussed above. Our family of appliances, based on our ProxySG, and client-based solutions are available in a broad range of configurations. Information regarding appliance configuration and security policies is created and managed from a single, secure, Web-based interface.

ProxySG Appliances

The ProxySG family of proxy appliances leverages existing authentication systems to enable granular policy enforcement down to the individual user. Our end-to-end product portfolio includes powerful reporting, policy and configuration management software—delivering a scalable proxy system architecture for centralized or distributed enterprise environments. Delivered as a rack mountable appliance for simple installation and management, these ICSA-certified solutions easily integrate with existing security and network infrastructure and serve as the foundation for all of our client-based solutions.

ProxyAV Appliances

The ProxyAV family of Web anti-virus appliances enables organizations to scan for viruses, worms, spyware and Trojans at the Internet gateway that could otherwise enter through Web-based backdoors. These Web-based backdoors include personal Web email accounts, Web spam or email spam (that unknowingly activates Trojan downloads), and browser-based file downloads that bypass existing virus scanning defenses. The ProxyAV, implemented in combination with the ProxySG, provides scalability of virus scanning, plus comprehensive visibility and control of enterprise Web communications. The ProxyAV leverages virus scanning engines from such vendors as Sophos, McAfee, Symantec, Panda, and Kaspersky Lab. Our ProxyAV appliances are comprised of a specialized hardware platform.

Blue Coat RA Appliances

Blue Coat RA appliances allow organizations to extend application connectivity with integrated endpoint security to remote employees, partners, and customers for both corporate-owned and unmanaged devices. The Blue Coat RA appliances leverage application-independent proxy architecture and patent-pending connector technology to provide:

•	On-demand access to Web and non-Web applications without the installation of virtual private network (“VPN”) client software.

•	Comprehensive support for unmanaged endpoints without requiring local administrative rights and including features to block inadvertent or malicious information leakage.

•	Integrated endpoint security services, such as host integrity checking and automatic spyware identification and suppression.

Blue Coat WebFilter

Blue Coat WebFilter is a web filtering solution running on our ProxySG that helps enterprises and service providers protect their users and networks from Internet threats and abuse, including spyware, phishing attacks, P2P traffic, IM and streaming traffic, adult content, and many others. The WebFilter solution includes over fifteen million website ratings, representing billions of Web pages, organized into relevant and useful categories. The WebFilter database is driven by the actual web usage patterns of customers, which drives the relevance and accuracy of its contents. We estimate that WebFilter has an average 94% coverage rate of requested sites in enterprise deployments, coupled with an extremely low rate of false positives.

To address the small percentage of sites not already classified in the on-proxy WebFilter database, each Blue Coat WebFilter license also includes Dynamic Real-Time Rating (DRTRTM), a unique, patented technology that can categorize web sites as a user attempts to access them.

In addition to WebFilter, the ProxySG appliances also support third party content filtering software, including Smart Filter, Webwasher, SurfControl, and Websense.

Blue Coat Reporter

Blue Coat Reporter leverages a rich set of transaction log data captured by the appliances to produce virtually any type of customized report relating to performance and security of policy-based, user-application sessions across the distributed enterprise.

Blue Coat Director

Blue Coat Director enables policy, configuration, and device management for our appliances. Built as a management appliance, Director reduces management costs and complexity by providing centralized management of distributed and remote Blue Coat appliances.

Our Key Strategies

Our objective is to be the leading provider of proxy appliances to enable secure content and application delivery. Key elements of our strategy include the following:

•

Focus on the Mid/Large Enterprise Market Segment. We are focused on developing proxy appliances for mid-to-large size enterprises, which might include organizations with several thousand users to organizations with tens-of-thousand of users. We believe this focus helps us to rapidly identify and target attractive market opportunities. We are directing our product development, marketing and sales activities at the enterprise market segment, which we believe represents the most attractive opportunity based on a demonstrated need for proxy appliances, the opportunity to sell to numerous customers, and the level of existing competition.

•

Enhance the Capabilities of our ProxySG Appliance. We intend to use our technological expertise to keep pace with the needs of the evolving proxy appliance and application delivery markets. We plan to continue to develop both the hardware and operating system of our solution to gain and maintain a competitive advantage and expand the market for our products. Our additional efforts to enhance the capabilities of our ProxySG appliances include adding more functionality to accelerate, secure, and control new emerging applications, enhancing security for emerging Web threats and increasing the price performance of our appliances.

•

Continue to Leverage Indirect Distribution Channels. We intend to focus our product distribution strategy around the use of distributors and resellers rather than a direct sales force. Enterprises have historically purchased security products from distributors and resellers, and we believe that we can improve our sales coverage and sales force productivity through continued expansion of distributors and resellers as distribution channels.

Sales and Marketing

We utilize a combination of our territory-based sales teams, resellers and distributors, as appropriate, for each of our target markets. We support our distribution channels with systems engineers and customer support personnel that provide technical service and support to our customers. We have entered into agreements with resellers and distributors such as Westcon, InTechnology, Nissho Electronics, Alternative Technologies and others.

Our marketing efforts focus on increasing market awareness, creating demand for our products and technology, and promoting the Blue Coat brand. We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers within our target market segments about the capabilities and benefits of our products. Our marketing efforts include participation in industry tradeshows, informational seminars, preparation of competitive analyses, sales training, maintenance of our Web site, advertising and public relations.

Research and Development

We believe that strong product development capabilities are essential to our continued success and growth. Our current research and development efforts are primarily focused on enhancing the capabilities of our current proxy appliances by adding new features and strengthening existing features.

Research and development expense was 26.8 million, $17.9 million and $13.5 million for the fiscal years ended April 30, 2006, 2005 and 2004, respectively, including stock-based compensation expense of $0.9 million, $1.5 million, and $1.9 million, respectively. As discussed in Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements, previously reported stock-based compensation expense was amended as part of our restatement.

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

Manufacturing

We currently outsource the manufacturing of our ProxySG and ProxyAV appliances. This approach allows us to reduce our investment in manufacturing capital and to take advantage of the expertise of our vendors. Our internal manufacturing operations consist primarily of prototype development, materials planning and procurement. Our standard parts and components are generally available from more than one vendor, while our custom parts are usually single sourced. We typically obtain these components through purchase orders and currently do not have contractual relationships or guaranteed supply arrangements with these suppliers. If one of these vendors ceased to provide us with necessary parts and components, we would likely encounter delays in product production as we make the transition to another vendor, which could seriously harm our business. Furthermore, if actual orders do not match our forecasts, as we have experienced in the past, we may have excess or insufficient inventory of some materials and components or we could incur cancellation charges or penalties, which would increase our costs or prevent or delay product shipments and could seriously harm our business.

Backlog

We typically ship products shortly after receipt of an order. Our backlog is comprised of deferred revenue and accepted product orders that have not shipped. Deferred revenue is derived from products that have shipped to distributors but have not yet shipped to end customers, product shipments that do not yet qualify as revenue in accordance with our revenue recognition policy, and the unearned portion of service contracts. Aggregate backlog at April 30, 2006 and April 30, 2005 was approximately $34.7 million and $24.6 million, respectively. We do not believe that backlog as of any particular date is indicative of future results.

Competition

The market for proxy appliances is intensely competitive, evolving and subject to rapid technological change. Primary competitive factors that have typically affected our market include product characteristics such as reliability, scalability and ease of use, as well as price and customer support. The intensity of this competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including Cisco Systems, Network Appliance (prior to our acquisition of certain assets of their NetCache™ business in September 2006), Microsoft and others. In addition, we expect additional competition from other established and emerging companies as the market for proxy appliances continues to develop and expand.

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

Intellectual Property and Other Proprietary Rights

We depend significantly on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws and patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our patents that may be issued to us or our other intellectual property.

We presently have several issued patents and pending U.S. patent applications. There can be no assurance that we will be able to detect any infringement or, if infringement is detected, that patents issued will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights and we recently settled a lawsuit, which alleged infringement of certain United States patents by us. Third parties may claim that we, or our current or potential future products, infringe their intellectual property. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Acquisitions

On March 3, 2006, we completed the acquisition of Permeo, Inc. (“Permeo”). The purchase price of $45.3 million consisted of $14.9 million in cash consideration, 1.3 million shares of our common stock valued at $28.7 million, $1.0 million in estimated direct transaction costs, $0.9 million of which had been paid as of April 30, 2006, and Permeo stock options assumed by us valued at $0.6 million.

On November 16, 2004, we completed the acquisition of Cerberian, Inc. (“Cerberian”). The purchase price of $19.3 million consisted of 0.8 million shares of Blue Coat common stock valued at $17.4 million, $0.4 million in direct transaction costs, Cerberian options assumed by Blue Coat valued at $0.5 million and the fair value of promissory notes from Cerberian to Blue Coat of $1.0 million.

On November 14, 2003, we completed the acquisition of Ositis Software, Inc. (“Ositis”). The purchase price of $8.7 million consisted of 0.4 million shares of Blue Coat common stock valued at $6.7 million, $1.1 million in cash, $0.9 million in direct transaction costs, and Ositis warrants assumed by the Company valued at $43,000.

Employees

As of December 31, 2006, we had a total of 572 employees, comprised of 187 in research and development, 180 in sales, 18 in marketing, 98 in customer support, 26 in manufacturing and 63 in general and administrative. Of these employees, 442 were located in North America and 130 were located in various other international locations. As of April 30, 2006, we had a total of 524 employees, comprised of 176 in research and development, 166 in sales, 23 in marketing, 76 in customer support, 18 in manufacturing and 65 in general and administrative. Of these employees, 377 were located in North America and 147 were located in various other international locations. None of our employees are represented by collective bargaining agreements, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.bluecoat.com as soon as reasonably practicable after we file such material with the SEC. The information posted on our Web site is not incorporated into this Annual Report.

Item 1A. Risk Factors

FACTORS AFFECTING FUTURE OPERATING RESULTS

All statements included in this Annual Report on Form 10-K (“Form 10-K”), other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We often use certain words and their derivatives such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions in our forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. These forward-looking statements speak only as of the date of this Annual Report. We assume no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

Forward-looking statements are not the only statements you should regard with caution. The preparation of our consolidated financial statements required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the financial statements, as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected, among other things, the amounts of additional deferred stock-based compensation and additional stock-based compensation expense that we recorded. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

Our business, financial condition and results of operations could be seriously harmed by any of the following risks. In addition, the trading price of our common stock could decline due to any of the following risks.

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and governmental enforcement actions.

On July 14, 2006, we announced that we were conducting a voluntary review of our historical practices in granting stock options and that our Board of Directors had appointed a special committee of independent directors (the “Special Committee”) to conduct this review. On September 11, 2006, we announced that we had determined that the actual measurement dates for financial accounting purposes of certain stock options granted primarily during fiscal years 2000-2004 differed from the recorded grant dates of such awards. Consequently, new measurement dates for financial accounting purposes would apply to the affected awards, which would result in additional and material non-cash stock-based compensation expense. We also announced that we would restate our financial statements beginning with the fiscal year ended April 30, 2000 through the interim period ended January 31, 2006. On December 12, 2006, the Special Committee presented the findings of its stock option investigation to our Board of Directors and proposed various remedial measures. The Board of Directors accepted all of the findings of the Special Committee and has adopted, or is in the process of adopting, all of the remedial measures proposed. As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have recorded additional stock-based compensation expense for numerous stock option grants made from November 1999 through May 2006. We have restated our consolidated financial statements as of and for the years ended April 30, 2005, 2004, 2003, 2002, 2001 and 2000 to correctly account for stock option grants for which the Special Committee or management determined that the measurement date for accounting purposes was different from the stated grant date. For more information on these matters, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background of the Stock Option Investigation, Findings, Restatement of Consolidated Financial

Statements, Remedial Measures and Related Proceedings,” Note 3 of the Notes to Consolidated Financial Statements, and Item 9A, “Controls and Procedures.”

The internal review, the independent investigation, and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, and have diverted management’s attention from our business.

While we believe we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we have accounted for and reported the financial impact. Accordingly, there is a risk we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Item 3, “Legal Proceedings,” several derivative complaints have been filed in state and federal courts against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. We have provided the results of our internal review and independent investigation to the SEC, and in that regard we have responded to informal requests for documents and additional information. The Company is also voluntarily cooperating with requests for information from the U.S. Attorney’s Office for the Northern District of California. We intend to continue full cooperation with both the SEC and the U.S. Attorney’s Office. We may become the subject of, or otherwise required to incur legal fees and costs in connection with, additional private litigation, regulatory proceedings, or government enforcement actions. No assurance can be given regarding the outcomes from such activities. The resolution of these matters will be time consuming, expensive, and will distract management from the conduct of our business. Our available directors’ and officers’ liability insurance may not be sufficient to cover our legal expenses or those of persons we are obligated to indemnify. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows. Furthermore, the restatements of our financial results, the derivative litigation, the ongoing SEC investigation and any negative outcome that may occur from the investigation, or the requests for information from the U.S. Attorney’s Office and any negative outcome that may occur from such requests, could impact our relationships with customers and our ability to generate revenue.

In July 2006, we failed to timely file our Form 10-K for the year ended April 30, 2006, and in September 2006, December 2006, and March 2007 we failed to timely file our Forms 10-Q for the quarters ended July 31, 2006, October 31, 2006 and January 31, 2007, respectively, all as a result of the ongoing Special Committee investigation. Nasdaq promptly notified us that these failures to file periodic reports caused us to violate the requirements for continued listing as set forth in Marketplace Rule 4310(c)(14). We requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to petition for continued listing on the Nasdaq Stock Market. The hearing was held on September 14, 2006. On November 13, 2006, the Panel informed us that we would have until January 29, 2007 to file our Form 10-K for the year ended April 30, 2006, our Forms 10-Q for the quarters ended July 31, 2006 and October 31, 2006, and any required restatements. On January 18, 2007, we informed the Nasdaq Stock Market that we would not meet the January 29, 2007 deadline because we had determined to seek pre-clearance from the Office of the Chief Accountant (the “OCA”) of the Division of Corporate Finance, U.S. Securities and Exchange Commission, of our proposed accounting treatment and related disclosures. On January 24, 2007, the Panel denied our request for additional time to comply with our filing obligations and determined to delist our shares effective as of the open of business on Tuesday, January 30, 2007, as the Panel had no additional authority to extend the filing deadlines. We promptly appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”), and on January 26, 2007, the Listing Council called for review the earlier decision of the Panel requiring us to file all required restatements and delinquent periodic reports by January 29, 2007, and stayed any suspension of trading of our securities pending further action by the Listing Council. We may submit additional information to the Listing Council by March 30, 2007. The Listing Council will then review the Panel’s decision on the written record. We have now filed our

Form 10-K for the year ended April 30, 2006, our Forms 10-Q for the quarters ended July 31, 2006, October 31, 2006 and January 31, 2007, and what we believe to be all required restatements with the SEC. With these filings, we believe that we have remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to Nasdaq’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports that might result in the delisting of our common stock from the Nasdaq Stock Market.

Our ability to forecast our quarterly operating results is limited, and if our quarterly operating results are below the expectations of analysts or investors, the market price of our common stock will likely decline.

Our net sales and operating results are likely to continue to vary significantly from quarter to quarter. We believe that quarter-to-quarter comparisons of our operating results should not be relied upon as indicators of future performance. It is likely that in some future quarter or quarters, our operating results will be below the expectations of public market analysts or investors. If this occurs our stock price will likely decline, and may decline significantly. For example, in February 2006 we announced financial results for our third quarter ended January 31, 2006. The net revenue, net income and net income per diluted share reported were below our expectations, as well as below the expectations of public market analysts and investors, and below the guidance provided by us on November 15, 2005. As a result of these earnings announcements and guidance provided by us for our fourth quarter ending April 30, 2006, our stock price fell dramatically. A number of factors are likely to cause variations in our sales and operating results, including factors described elsewhere in this “Risk Factors” section.

We cannot reliably forecast our future quarterly sales for several reasons, including:

•	Fluctuations in demand for our products and services;

•	The market in which we compete is relatively new and rapidly evolving;

•	Variability in the rate of growth, if any, of the proxy appliance market, which is difficult to predict;

•	Our ability to continue to increase our market share, as our market share has increased;

•	Our sales cycle varies substantially from customer to customer;

•	Variations in the mix of products sold;

•	The timing, size, and mix of orders from customers;

•	Our sales cycle may lengthen as the complexity of proxy appliance solutions continues to increase;

•	The level of competition in our target product markets;

•	Market acceptance of new products and product enhancements;

•	Announcements, introductions and transitions of new products or product enhancements by us or our competitors;

•	Deferrals of customer orders in anticipation of new products or product enhancements introduced by us or our competitors;

•	Technological changes in our target product markets;

•	The percentage of our sales related to subscription-based products;

•	Future accounting pronouncements and changes in accounting policies; and

•	Our inability to predict future macro-economic conditions.

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

A significant amount of our revenue is generated through sales by our sales channel partners, which include distributors, resellers and system integrators. During the year ended April 30, 2006, approximately 95.7% of our revenue was generated through our indirect sales channels. We increasingly depend upon these partners to generate sales opportunities and to independently manage the entire sales process. In order to increase our net revenue, we will need to maintain our existing sales channel partners and add new sales channel partners. If we cannot do so, our business will not grow and our operating results will be adversely affected.

We provide our sales channel partners with specific programs to assist them in selling our products, but there can be no assurance that these programs will be effective. In addition, our sales channel partners may be unsuccessful in marketing, selling and supporting our products and services. They may also market, sell and support products and services that are competitive with ours, or may devote more resources to the marketing, sales and support of products competitive to ours. They may cease selling our products and services altogether. We cannot assure you that we will retain these indirect channel partners or that we will be able to secure additional or replacement partners. The loss of one or more of our key indirect channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results. Any new sales channel partner will require extensive training and typically take several months to achieve productivity. Many of our sales channel partners do not have minimum purchase or resale requirements and carry products that are competitive with our products. If we fail to manage existing sales channels, our business will be seriously harmed.

In addition, a limited number of sales channel partners have accounted for a large part of our net revenue to date. For example, one of our customers accounted for 10.2%, 15.9% and 24.1% of our net sales during the fiscal years ended April 30, 2006, 2005 and 2004, respectively. Since our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, if there is a significant reduction or delay in sales of our products to any significant indirect channel partner, individually or in the aggregate, or if any significant indirect sales channel partner fails to maintain its current levels of marketing, sales and support of our products and services, our operating results could be adversely affected. End users can stop purchasing and indirect channel partners can stop marketing our products at any time.

If we are unable to establish fair value for any undelivered element of a customer order, revenue relating to the entire order will be deferred until the revenue recognition criteria for all elements of the customer order are met. This could lower our net revenue in one period and increase it in future periods resulting in greater variability in net revenue and earnings period to period.

In the course of our selling efforts, we often enter into arrangements with our customers that require us to deliver a combination of different appliances, software products or services. We refer to each individual appliance, software product or service as an “element” of the overall arrangement with our customer. In some cases, these arrangements require us to deliver particular elements in a future period. We do not recognize revenue on any undelivered elements until we can determine the fair value for the undelivered elements or such elements have been delivered to our customer. In the event we are unable to determine the fair value of any undelivered elements, we defer the revenue from the entire arrangement rather than just the undelivered elements. As a result, a portion of the revenue we recognize in each quarter could relate to previously delivered products. As such, an increase in the number of multiple element arrangements for which we cannot determine the fair value of any undelivered elements would negatively impact our net revenue in the current period, while increasing net revenue in future periods. In addition, we may be unable to timely adjust our cost structure to reflect this reduction in net revenue recognized in the current period, which would reduce our income for the current period. In addition, if sales related to multiple element arrangements for which we cannot determine the fair value of any undelivered elements increase significantly, sequential growth in our net revenue may decline since revenue associated with such arrangements will be recognized in future periods.

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

We must maintain a competitive position in the proxy appliance market by developing and introducing new products while enhancing existing products to match the needs of our customers or we will lose market share and our operating results will be adversely affected.

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

We intend to extend the offerings under our product families in the future, both by introducing new products and by introducing enhancements to our existing products. However, we may experience difficulties in doing so, and our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm our business. Further, the introduction of new products and product enhancements could result in the obsolescence of inventory which we have bought, or committed to buy, potentially requiring the recording of material charges, which would reduce net income. The process of developing new technologies is complex and uncertain, and if we fail to accurately predict our target customers’ changing needs and emerging technological trends, our business could be harmed. This process requires commitment of significant resources to develop new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not be able to execute on new product initiatives because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a decrease in our market share and net revenue.

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

Sales of our products depend on increased demand for proxy appliances. The market for proxy appliances is a new and rapidly evolving market. If the market for proxy appliances fails to grow as we anticipate, or grows more slowly than we anticipate, our business will be seriously harmed. We see signs of slower growth in the proxy appliance market. In addition, we believe that any further gains in our market share in the proxy appliance market will be more difficult to achieve than earlier gains in market share, and will occur more slowly, if at all. In addition, our business will be harmed if the market for proxy appliances continues to be negatively impacted by uncertainty surrounding macroeconomic growth.

Market awareness of our products is essential to the growth and success of our company. One of our goals is to increasingly market and advertise our company and our products. If our advertising and marketing programs are not successful in creating market awareness of our company and products, our net revenue and results of operations could be substantially impacted.

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

The market for proxy appliances is intensely competitive, evolving and subject to rapid technological change. The intensity of this competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. We encounter competition from a variety of companies, including Cisco Systems, Network Appliance (prior to our acquisition of certain assets of their NetCache™ business in September 2006), Microsoft, and various others. In addition, we expect additional competition from other established and emerging companies as the market for proxy appliances continues to develop and expand. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. The products of our competitors may have features and functionality that our products do not have. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the market acceptance of their products. In addition, our competitors may be able to replicate our products, make more attractive offers to existing and potential employees and strategic partners, develop new products or enhance existing products and services more quickly, or bundle proxy appliances in a manner that we cannot provide. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

We have been informed of SEC and other investigations, which could result in substantial costs and divert management attention and resources.

In July 2006, we were advised that the SEC was conducting an informal inquiry into our historical stock option grants and accounting practices, In the Matter of Blue Coat Systems, Inc., SF-3165. We are cooperating with the investigation. We are also voluntarily cooperating with requests for information from the U.S. Attorney’s Office for the Northern District of California.

In late 2005, the SEC informed us of its formal investigation into trading in certain securities, In the Matter of Trading in Certain Securities, H0-9818, including trading in our securities, prior to our public announcement on May 27, 2004 of our financial results for the fourth quarter and fiscal year 2004. The SEC also informed us that we are the subject of a formal order of private investigation, In the Matter of Blue Coat Systems, Inc., HO-10096, concerning whether certain present or former officers, directors, employees, affiliates or others made intentional or non-intentional selective disclosures of material nonpublic information in connection with our May 27, 2004 announcement, traded in our stock while in possession of such information, or communicated such information to others who thereafter traded in our stock. The SEC subpoenaed information from us and took testimony from certain current and former officers in the summer of 2005.

On February 27, 2006, the NASD informed us that it is reviewing trading in our common stock surrounding our February 6, 2006 announcement of net income and revenue for the third quarter of fiscal year 2006. We are cooperating with the investigation.

On March 9, 2006, the Chicago Board Options Exchange (“CBOE”) informed us that it is reviewing option activity surrounding our January 3, 2006 announcement that we would acquire Permeo Technologies, Inc. We are cooperating with the investigation.

An unfavorable outcome in, or resolution of, any of these matters may be costly, and result in damage to our reputation among our customers and investors, cause a drop in the price of our common stock, or both.

Our gross margin percentage may be below our expectations or the expectations of investors and analysts due to a variety of factors, which would adversely affect our operating results and could result in a decline in the market price of our common stock.

Our gross margin percentage has been and will continue to be affected by a variety of factors, including:

•	market acceptance of our products and fluctuations in demand;

•	the timing and size of customer orders and product implementations;

•	the mix of direct and indirect sales;

•	the mix and average selling prices of products;

•	new product introductions and enhancements;

•	manufacturing and component costs;

•	availability of sufficient inventory to meet demand;

•	purchase of inventory in excess of demand

•	increased price competition and pressures and changes in product pricing;

•	actions taken by our competitors;

•	how well we execute on our strategy and operating plans; and

•	revenue recognition rules.

For example, we have in the past entered into large revenue transactions with certain customers that, because of the product mix and volume discount, have decreased our total gross margin percentage. We may, in the future, enter into similar transactions. Our lower end appliances have poorer margins than our higher end appliances, and if our customers submit a large order or orders for our lower end appliances, the combination of smaller margins and volume discount provided to those customers would result in a negative impact to our gross margin percentage.

Factors that could cause demand to be different from our expectations can include changes in customer order patterns, including order cancellations, and changes in business and economic conditions. Even if we achieve our revenue and operating expense objectives, if our gross margins are below expectations we may fail to meet our net income objectives and our operating results may be below our expectations and the expectations of investors and analysts, which might cause our stock price to decline.

We have a history of losses and profitability could be difficult to sustain.

We were not profitable in the fourth fiscal quarter ended April 30, 2006 or in several quarters in our fiscal year ended April 30, 2005. While we have been profitable in certain quarters, we have not been able to maintain profitability on a quarterly basis. Furthermore, our level of profitability (loss) has fluctuated from quarter to quarter, such that we have not been able to demonstrate consistency in our financial results. We may not be profitable on a quarterly or annual basis in the future. Our ability to achieve, sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products and services. We expect our operating expenses to increase as our business grows, and we anticipate that we will make investments in our business. As a result, our results of operations will be harmed if our sales do not increase at a rate commensurate with the rate of increase in our expenses. If our sales are less than anticipated or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may experience losses on a quarterly and annual basis.

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

We expect international customers to continue to account for a significant percentage of net sales in the future, but we may fail to maintain or increase international market demand for our products. In fiscal 2006, 50.0% of our total net revenue was derived from customers outside of North America. Also, because our international sales are currently denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in international markets, and this would decrease our international sales. Our ability to generate international sales depends on our ability to maintain our international operations (including efficient use of existing resources and effective channel management), and to recruit additional international resellers.

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

There is uncertainty relating to the prospects for near-term U.S. economic growth and growth within the international markets. This uncertainty has in the past and may in the future contribute to delays in decision-making by our existing and potential customers and a resulting decline in our sales. Continued uncertainty or a decrease in corporate spending could result in a decline to our sales and our operating results could be below our expectations and the expectations of public market analysts and investors.

Our variable sales cycle makes it difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable.

Because customers have differing views on the strategic importance of implementing proxy appliances, the time required to educate customers and sell our products can vary widely. As a result, the evaluation, testing, implementation and acceptance procedures undertaken by customers can vary, resulting in a variable sales cycle, which typically ranges from one to nine months. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, purchases of our products are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for whom our products represent a very small percentage of their overall purchase activity. Large customers typically require approvals at a number of management levels within their organizations, and, therefore, frequently have longer sales cycles. Since one of our strategies is to focus on mid-to-large size enterprises, we may experience a lengthening of our sales cycle. In addition, as we compete for larger orders, competition is likely to increase causing customers to extend their decision making process. As a result of these factors, it is difficult to predict the timing of a sale or whether a sale will be made, which makes our quarterly operating results less predictable. For example, we anticipated closing several large orders toward the end of our third quarter ended January 31, 2006. We learned very late in the third quarter that these deals would not close in the quarter. Based in part on these deals not closing as anticipated, our net revenue, net income and net income per diluted share for our third quarter was below our expectations. It is difficult to determine the timing of closing of any particular transactions, which makes predicting our quarterly operating results very difficult.

We are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including rules and regulations recently adopted in response to laws adopted by Congress, such as the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires significant management time and attention, particularly with regard to our disclosure controls and procedures and our internal controls over financial reporting.

We had a material weakness in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.

In assessing the results of the Special Committee’s investigation and findings, as well as the internal review and recertification procedures performed for purposes of the preparation and certification of the restated consolidated financial statements, our management concluded that as of April 30, 2006 there was a material weakness in our internal control over financial reporting with regard to our accounting for, and disclosure of, stock-based compensation and related payroll taxes. A description of the material weakness related to our inadequate controls over the accounting for, and disclosure of, stock-based compensation and related payroll taxes is set forth in Part II, Item 9A “Controls and Procedures.” Our management also evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2006 and concluded that our disclosure controls and procedures were not effective as of that date, because of the material weakness in our internal control over financial reporting.

We have adopted, or are in the process of adopting, various remedial measures that are designed to improve our internal controls over the accounting for and disclosure of stock-based compensation. We cannot assure you, however, that these remedial measures will be effective. We also cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

Because we develop products in the United States and sell them throughout the world, our financial results could be negatively affected by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets. All of our sales are currently made in United States dollars and a strengthening of the dollar could make our products less competitive in foreign countries. Should the U.S. dollar’s strength increase in foreign markets, and/or weak economic conditions prevail in these markets, our net sales could be seriously impacted, since a significant portion of our nets sales are derived from international operations.

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

We are the target of a Class Action Lawsuit and Derivative Litigation and regulatory proceedings, which could result in substantial costs, divert management attention and resources, and have a material adverse effect on our results of operations or financial position.

IPO Allocation Litigation. Beginning on May 16, 2001, a series of putative securities class actions were filed in the United States District Court for the Southern District of New York against the firms that underwrote our initial public offering, us, and some of our officers and directors. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation, Civil Action No. 1-01-CV-5143. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’s of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO.

The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied our motion to dismiss the claims against us. The litigation is now in discovery.

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement. The court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. We are not one of the test cases and it is unclear what impact this will have on the class certified in our case.

Dismissed Class Action. Beginning on or about April 11, 2005, several putative class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our officers on behalf of purchasers of our stock between February 20, 2004 and May 27, 2004 (the “Class Period”). The complaints alleged that during the Class Period defendants violated the federal securities laws by making false or misleading statements of material fact about our financial prospects. Specifically, the complaints alleged claims under Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. All cases were consolidated as In re Blue Coat Systems, Inc. Securities Litigation, No. C-05-1468 (N.D. Cal.). Following the appointment of a lead plaintiff and lead plaintiffs’ counsel, the lead plaintiff on October 7, 2005 filed a notice of voluntary dismissal without prejudice of the consolidated action. On October 18, 2005, the Court dismissed the case without prejudice.

Derivative Lawsuits. On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of our officers and directors violated their fiduciary duties to us by making false or misleading statements about our prospects between February 20, 2004 and May 27, 2004. On July 17, 2006, plaintiffs filed a consolidated amended complaint, adding allegations that certain current and former officers and directors violated their fiduciary duties to us since our initial public offering by granting and failing to account correctly for stock options. The amended complaint seeks various relief on our behalf from the individual defendants. On September 8, 2006, another and substantively identical purported shareholder derivative action was filed against certain of our current and former officers and directors. Both of these state derivative cases have been consolidated.

On August 8 and September 5, 2006, two purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. Like the state derivative actions, the federal derivative actions allege that certain of our current and former officers and directors violated their fiduciary duties since our initial public offering by granting and failing to account correctly for stock options and seek various relief on our behalf from the individual defendants. Both of these federal cases have been consolidated.

Regulatory Proceedings. In July 2006, we were advised that the SEC was conducting an informal inquiry into our historical stock option grants and accounting practices, In the Matter of Blue Coat Systems, Inc., SF-3165. We are cooperating with the investigation. We are also voluntarily cooperating with requests for information from the U.S. Attorney’s Office for the Northern District of California.

In late 2005, the SEC informed us of its formal investigation into trading in certain securities, In the Matter of Trading in Certain Securities, H0-9818, including trading in our securities, prior to our public announcement on May 27, 2004 of our financial results for the fourth quarter and fiscal year 2004. The SEC also informed us that we are the subject of a formal order of private investigation, In the Matter of Blue Coat Systems, Inc., HO-10096, concerning whether certain present or former officers, directors, employees, affiliates or others made intentional or non-intentional selective disclosures of material nonpublic information in connection with our May 27, 2004 announcement, traded in our stock while in possession of such information, or communicated such information to others who thereafter traded in our stock. The SEC subpoenaed information from us and took testimony from certain current and former officers in the summer of 2005.

On February 27, 2006, the NASD informed us that it is reviewing trading in our common stock surrounding our February 6, 2006 announcement of net income and revenue for the third quarter of fiscal year 2006. We are cooperating with the investigation.

On March 9, 2006, the Chicago Board Options Exchange (“CBOE”) informed us that it is reviewing option activity surrounding our January 3, 2006 announcement that we will acquire Permeo Technologies, Inc. We are cooperating with the investigation.

Although we cannot predict whether the IPO allocation cases will settle as proposed, and cannot predict the outcome of the derivative litigation or the SEC and other regulatory investigations, the costs of defending these matters (including our obligations to indemnify current or former officers, directors, or employees), an adverse result, or the diversion of management’s attention and resources could have a material adverse effect on our results of operations and financial condition.

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

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. In November 2003, we entered into a legal settlement with Network Caching Technology L.L.C., which had alleged, among other things, that we infringed certain of their patent rights. On March 13, 2006, eSoft, Inc. (“eSoft”) filed a complaint for patent infringement against us in the U.S. District Court for the District of Colorado. The complaint alleges infringement of eSoft’s U.S. Patent 6,961,773, (the “‘773 Patent”) and seeks unspecified monetary damages, as well as an injunction against future infringements. eSoft’s amended complaint, filed on June 9, 2006, identified our ProxySG and ProxyAV products as the alleged infringing products. eSoft has subsequently alleged damages in the form of lost profits and/or a reasonable royalty for use of its patented technology.

We answered the amended complaint denying infringement and contending that eSoft’s patent was invalid. We recently filed several motions for summary judgment on these grounds. Discovery is progressing and we intend to contest the case vigorously. As part of our defense, we have requested the United States Patent Office to initiate inter partes reexamination proceedings for the ‘773 Patent in light of a number of prior art references never considered by the patent examiner during the original prosecution of the patent application. The District Court has stayed the litigation pending the outcome of these proceedings.

On October 31, 2006, eSoft filed a complaint for declaratory relief seeking a determination that our U.S. Patent 7,103,794 was invalid and/or that eSoft’s products did not infringe same. We answered this complaint on

November 22, 2006, and, in a counterclaim, asserted our ‘794 Patent against eSoft’s InstaGate and ThreatWall Security Gateways. This case is also pending in the U.S. District Court for the District of Colorado and likewise has been stayed pending the outcome of the reexamination of the ‘773 Patent. We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, including the eSoft claim, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

If we are unable to raise additional capital, our business could be harmed.

As of April 30, 2006, we had $57.2 million in cash, cash equivalents and short-term investments. We believe that these amounts will enable us to meet our capital requirements for at least the next 12 months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. As of April 30, 2006, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

Potential new accounting pronouncements may impact our future financial position or results of operations.

Future changes in financial accounting standards, including new changes in accounting for employee stock-based awards, may cause adverse, unexpected fluctuations in the timing of the recognition of net revenue or expenses and may affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred and expected to continue to occur frequently, and we may make changes in our accounting policies in the future. As a result, we intend to invest significant resources to comply with evolving standards, and this investment may result in increased general and administrative expenses.

In particular, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS No. 123(R) are effective for annual periods beginning after June 15, 2005. We adopted SFAS No. 123(R) in our first quarter of fiscal year 2007. The adoption of the SFAS No. 123(R) fair value method will have a significant adverse impact on our reported results of operations, currently estimated at approximately $2.5 million to $3.5 million per quarter, although it will have no impact on our overall financial position.

We may make acquisitions in the future, which could affect our operations.

We may make acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including:

•	our inability to successfully integrate the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	loss of key employees of acquired companies; and

•	substantial transaction costs.

We completed the acquisition of Permeo Technologies, Inc. (“Permeo”), on March 3, 2006. On September 11, 2006, we completed the acquisition of certain assets of the NetCache™ business from Network Appliance, pursuant to an asset purchase agreement executed on June 22, 2006. Our acquisitions of Permeo and of certain assets from Network Appliance may or may not be successful and are subject to all of the risks described above.

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

Any of these problems or factors could seriously harm our business. We issued a combination of stock and cash in the Permeo and NetCache transactions, and in the private placement of preferred stock from which we funded a portion of the NetCache transaction. The issuance of stock in these transactions diluted our existing stockholders. We also used $14.9 million and $23.9 million in cash as consideration in the Permeo and NetCache transactions, respectively.

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

Since our initial public offering, the market price of our common stock has fluctuated significantly. The market price of our common stock may fluctuate significantly in response to the following factors, among others:

•	variations in our quarterly operating results;

•	changes in financial estimates or investment recommendations by securities analysts;

•	changes in macro-economic conditions;

•	the introduction of new products by our competitors;

•	our ability to keep pace with changing technological requirements;

•	changes in market valuations of Internet-related and networking companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer;

•	additions or departures of key personnel;

•	fluctuations in stock market volumes;

•	speculation in the press or investment communication about our strategic position, financial condition, results of operations, business; and

•	significant transactions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Sunnyvale, California, where we lease a building consisting of approximately 117,000 square feet of office space pursuant to a lease expiring in August 2010. We had leased another building in Sunnyvale, California consisting of approximately 46,000 square feet of research and development space pursuant to a lease that expired on June 30, 2006. We also lease space for research and development in Redmond, Washington; Draper, Utah; Austin, Texas; Waterloo, Ontario in Canada; and Riga, Latvia. In addition, we lease space for sales and support in seven metropolitan areas in North America. We also lease space for sales and support in the following countries: United Kingdom, France, Germany, Belgium, Netherlands, Sweden, Italy, United Arab Emirates, Japan, People’s Republic of China, Singapore, Malaysia, Taiwan, South Korea, Thailand, and Australia.

In February 2002 we announced a restructuring plan that included closing down our research and development facilities in Redmond, Washington and Sunnyvale, California, and moving the U.S. research and development organization back into our headquarters facility in Sunnyvale, California. Subsequently, the research and development facilities in Redmond, Washington and Sunnyvale, California were subleased in December 2002 and October 2004, respectively, for the remainder of the term of their original leases at a rental price consistent with our initial estimates.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available, if necessary.

Item 3. Legal Proceedings

eSoft, Inc. v. Blue Coat Systems, Inc.

On March 13, 2006, eSoft, Inc. filed a complaint for patent infringement against us in the U.S. District Court for the District of Colorado. The complaint alleges infringement of eSoft’s U.S. Patent 6,961,773 (the “‘773 Patent”), and seeks unspecified monetary damages as well as an injunction against future infringements. eSoft’s amended complaint, filed on June 9, 2006, identified our ProxySG and ProxyAV products as the alleged infringing products. eSoft has subsequently alleged damages in the form of lost profits and/or a reasonable royalty for use of its patented technology.

We answered the amended complaint denying infringement and contending that eSoft’s patent was invalid. We recently filed several motions for summary judgment on these grounds. In addition, we have requested the United States Patent Office to initiate inter partes reexamination proceedings for the ‘773 Patent in light of a number of prior art references never considered by the patent examiner during the original prosecution of the patent application. The District Court has stayed the litigation pending the outcome of these proceedings.

On October 31, 2006, eSoft filed a complaint for declaratory relief seeking a determination that our U.S. Patent 7,103,794 was invalid and/or that eSoft’s products did not infringe same. We answered this complaint on November 22, 2006, and, in a counterclaim, asserted our ‘794 Patent against eSoft’s InstaGate and ThreatWall Security Gateways. This case is also pending in the U.S. District Court for the District of Colorado and likewise has been stayed pending the outcome of the reexamination of the ‘773 Patent.

IPO Allocation Litigation.

Beginning on May 16, 2001, a series of putative securities class actions were filed in the United States District Court for the Southern District of New York against the firms that underwrote our initial public offering, us, and some of our officers and directors. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation, Civil Action No. 1-01-CV-5143. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’s of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO.

The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied our motion to dismiss the claims against us. The litigation is now in discovery. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement. The court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the lower court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. We are not one of the test cases and it is unclear what impact this will have on the class certified in our case.

Derivative Litigation.

On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of our officers and directors violated their fiduciary duties to the Company by making false or misleading statements about our prospects between February 20, 2004 and May 27, 2004. On July 17, 2006, plaintiffs filed a consolidated amended complaint, adding allegations that certain current and former officers and directors violated their fiduciary duties to us since our initial public offering by granting and failing to account correctly for stock options. The amended complaint seeks various relief on our behalf from the individual defendants. On September 8, 2006, another and substantively identical shareholder derivative action was filed against certain of our current and former officers and directors. Both of these state derivative cases have been consolidated.

On August 8 and September 5, 2006, two purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. Like the state derivative actions, the federal derivative actions allege that certain of our current and former officers and directors violated their fiduciary duties since our initial public offering by granting and failing to account correctly for stock options and seek various relief on our behalf from the individual defendants. Both of these federal cases have been consolidated.

Regulatory Investigations.

In July 2006, we were advised that the SEC was conducting an informal inquiry into our historical stock option grants and accounting practices, In the Matter of Blue Coat Systems, Inc., SF-3165. We are cooperating with the investigation. We are also voluntarily cooperating with requests for information from the U.S. Attorney’s Office for the Northern District of California.

In late 2005, the SEC informed us of its formal investigation into trading in certain securities, In the Matter of Trading in Certain Securities, H0-9818, including trading in our securities, prior to our public announcement on May 27, 2004 of our financial results for the fourth quarter and fiscal year 2004. The SEC also informed us that we are the subject of a formal order of private investigation, In the Matter of Blue Coat Systems, Inc., HO-10096, concerning whether certain present or former officers, directors, employees, affiliates or others made intentional or non-intentional selective disclosures of material nonpublic information in connection with our May 27, 2004 announcement, traded in our stock while in possession of such information, or communicated such information to others who thereafter traded in our stock. The SEC subpoenaed information from us and took testimony from certain current and former officers in the summer of 2005.

On February 27, 2006, the NASD informed us that it is reviewing trading in our common stock surrounding our February 6, 2006 announcement of net income and revenue for the third quarter of fiscal year 2006. We are cooperating with the investigation.

On March 9, 2006, the Chicago Board Options Exchange (“CBOE”) informed us that it is reviewing option activity surrounding our January 3, 2006 announcement that we will acquire Permeo Technologies, Inc. We are cooperating with the investigation.

On December 21, 2006, Blue Coat entered into an Assurance of Discontinuance (“AOD”) with the Attorney General of the State of New York, Internet Bureau (“OAG”), resolving an inquiry by the OAG into certain business practices of Blue Coat. Pursuant to the AOD, and without admitting the OAG’s findings or any violation of law, Blue Coat agreed that (1) for any Blue Coat product or service that will or may be distributed to a New York consumer or used in New York, Blue Coat will not include in its licensing agreement a “Restriction Clause” preventing the purchaser from publishing the results of any comparative test of Blue Coat’s products or services without Blue Coat’s express written consent; and (2) Blue Coat will not enforce, attempt to enforce or threaten to enforce any Restriction Clause contained in a previously distributed License Agreement against any New York party. In connection with the AOD, Blue Coat agreed to pay $30,000 to the OAG.

Dismissed Class Action Litigation.

Beginning on or about April 11, 2005, several putative class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our officers on behalf of purchasers of our stock between February 20, 2004 and May 27, 2004 (the “Class Period”). The complaints alleged that during the Class Period defendants violated the federal securities laws by making false or misleading statements of material fact about our financial prospects. Specifically, the complaints alleged claims under Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. All cases were consolidated as In re Blue Coat Systems, Inc. Securities Litigation, No. C-05-1468 (N.D. Cal.). Following the appointment of a lead plaintiff and lead plaintiffs’ counsel, the lead plaintiff on October 7, 2005 filed a notice of voluntary dismissal without prejudice of the consolidated action. On October 18, 2005, the Court dismissed the case without prejudice.

Although we cannot predict whether the IPO allocation cases will settle as proposed, and cannot predict the outcome of the derivative litigation or the SEC and other regulatory investigations, the costs of defending these matters (including our obligations to indemnify current or former officers, directors, or employees) could have a material adverse effect on our results of operations and financial condition.

Periodically, we review the status of each significant matter and assess potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, we are unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in our balance sheet as of April 30, 2006. As additional information becomes available, we will reassess the probability and potential liability related to pending litigation, which could materially impact our results of operations and financial condition.

From time to time and in the ordinary course of business, we may be subject to various other claims and litigation. Such claims could result in the expenditure of significant financial and other resources.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2006.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been quoted on the Nasdaq Stock Market since November 19, 1999, and we are currently traded under the symbol “BCSI.” Prior to November 19, 1999, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the Nasdaq Stock Market.

	High	Low
For the year ended April 30, 2005:
First Quarter	$47.56	$17.56
Second Quarter	$19.67	$10.41
Third Quarter	$25.75	$16.05
Fourth Quarter	$25.56	$14.40
For the year ended April 30, 2006:
First Quarter	$33.00	$13.93
Second Quarter	$47.60	$30.24
Third Quarter	$52.01	$39.53
Fourth Quarter	$42.19	$18.95

At December 31, 2006, there were 303 stockholders of record and the price of our common stock was $23.95. At April 30, 2006, there were 319 stockholders of record and the price of our common stock was $21.76. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

Dividend Policy

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

In this Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended April 30, 2006, we are restating our consolidated financial statements and related disclosures as of April 30, 2005 and for the years ended April 30, 2005 and 2004. The restatement includes adjustments arising from our internal review of our historical financial statements, as well as the determinations of an independent committee of our Board of Directors, assisted by independent legal counsel and accounting experts, formed in July 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. We also recorded adjustments affecting our previously-reported financial statements for fiscal years 2000 through 2003, the effects of which are summarized in cumulative adjustments to our additional paid in capital, deferred stock-based compensation and accumulated deficit accounts as of April 30, 2003.

Our selected consolidated financial data as of and for each of the four years ended April 30, 2005 has been restated in the tables below as well. For additional information regarding the restatement, please see the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Form 10-K and Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements included in Part II, Item 8.

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, which are included in this Form 10-K. We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon. Our restated interim financial statements for the quarterly and year-to-date periods ended July 31, 2005, October 31, 2005 and January 31, 2006 will be included in our quarterly reports on Forms 10-Q for the periods ended July 31, 2006, October 31, 2006, and January 31, 2007, respectively.

Included in our operating results for the years ended April 30, 2006, 2005 and 2004, are the operations of Permeo Technologies, Inc., Cerberian, Inc. and Ositis Software, Inc., from the dates of acquisition on March 3, 2006, November 16, 2004 and November 14, 2003, respectively. Historical operating results are not necessarily indicative of results in the future. Except for per share information, amounts reported below are in thousands.

	Year Ended April 30,
	2006	2005	2004	2003	2002
		(as restated)[1]	(as restated)[1]	(as restated)[2]	(as restated)[2]
Net revenue:
Product	$116,083	$78,495	$52,251	$35,827	$47,763
Service	25,639	17,691	13,817	9,911	7,878

Total net revenue	141,722	96,186	66,068	45,738	55,641
Cost of revenue:
Product (*)	33,207	25,726	17,214	12,835	17,278
Service (*)	9,841	5,784	4,142	4,175	7,068

Total cost of revenue	43,048	31,510	21,356	17,010	24,346
Gross profit	98,674	64,676	44,712	28,728	31,295
Operating expenses:
Research and development (*)	26,785	17,881	13,454	13,807	44,367
Sales and marketing (*)	52,829	35,334	25,664	26,967	39,226
General and administrative (*)	13,593	6,703	8,149	5,789	8,712
Goodwill amortization (3)	—	—	—	—	29,489
In-process technology (4)	3,300	—	151	—	—
Impairment of assets (5)	—	—	—	—	138,785
Amortization of intangible assets (6)	706	648	305	—	—
Restructuring (reversal) (7)	(48)	(96)	1,536	1,273	15,475
Legal settlement (8)	—	—	1,100	—	—

Total operating expense	97,165	60,470	50,359	47,836	276,054

Operating income (loss)	1,509	4,206	(5,647)	(19,108)	(244,759)
Interest income	2,055	691	295	437	1,986
Other income (expense)	(349)	(124)	115	(65)	(390)

Income (loss) before income taxes	3,215	4,773	(5,237)	(18,736)	(243,163)
Provision for income taxes	275	117	124	261	461

Net income (loss)	$2,940	$4,656	$(5,361)	$(18,997)	$(243,624)

Net income (loss) per common share:
Basic	$0.23	$0.40	$(0.54)	$(2.16)	$(29.25)

Diluted	$0.20	$0.36	$(0.54)	$(2.16)	$(29.25)

	Year Ended April 30,
	2006	2005	2004	2003	2002
		(as restated)[1]	(as restated)[1]	(as restated)[2]	(as restated)[2]
Weighted average shares used in computing net income (loss) per common share:
Basic	12,965	11,628	9,956	8,777	8,329

Diluted	14,642	12,908	9,956	8,777	8,329

(*) Includes stock-based compensation (reversal) as follows:
Cost of product	$31	$114	$73	$102	$(2,020)
Cost of service	57	60	42	(82)	432
Research and development	866	1,505	1,923	2,410	10,516
Sales and marketing	618	1,191	1,124	1,738	7,948
General and administrative	1,809	(2,126)	2,942	921	(811)

Total stock-based compensation	$3,381	$744	$6,104	$5,089	$16,065

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
(2)	See table below for additional information related to the restatement of the fiscal years ended April 30, 2003 and 2002.
(3)	Goodwill amortization includes charges related to the June 2000 acquisition of Springbank Networks, Inc. and the December 2000 acquisition of Entera, Inc.
(4)	Acquired in-process technology relates to certain research and development projects assumed in the Permeo and Ositis acquisitions in fiscal 2006 and fiscal 2004, respectively, that had not yet reached technological feasibility and were deemed to have no alternative future use.
(5)	Impairment charges were recorded during fiscal 2002 after we performed impairment assessments and concluded that a substantial portion of enterprise-level goodwill related to the Entera and Springbank acquisitions was not recoverable.

In addition, excess property and equipment were deemed impaired and written off in fiscal 2002.

(6)	Amortization of intangible assets relates to identifiable intangible assets obtained through the Permeo, Cerberian and Ositis acquisitions on March 3, 2006, November 16, 2004 and November 14, 2003, respectively.
(7)	Restructuring expenses in fiscal years 2002, 2003 and 2004 included costs associated with severance, abandoned lease space, and other charges. Reversal of restructuring reserves in fiscal 2005 and 2006 resulted from reductions in the estimated costs required to restore leased facilities to the condition stipulated in the related lease agreements.
(8)	Legal settlement expense relates to the settlement with Network Caching Technology L.L.C. in November 2003.

	Year Ended April 30,
	2003			2002
	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
Net revenue:
Product	$35,827	$—	$35,827	$47,763	$—	$47,763
Service	9,911	—	9,911	7,878	—	7,878

Total net revenue	45,738	—	45,738	55,641	—	55,641
Cost of revenue:
Product (*)	12,733	102	12,835	22,357	(5,078)	17,278
Service (*)	4,582	(407)	4,175	6,635	432	7,068

Total cost of revenue	17,315	(305)	17,010	28,992	(4,646)	24,346
Gross profit	28,423	305	28,728	26,649	4,646	31,295
Operating expenses:
Research and development (*)	11,911	1,896	13,807	39,910	4,457	44,367
Sales and marketing (*)	26,236	731	26,967	39,541	(315)	39,226
General and administrative (*)	5,042	747	5,789	11,616	(2,904)	8,712
Goodwill amortization (2)	—	—	—	29,489		29,489
Impairment of assets (4)	—	—	—	138,785		138,785
Restructuring (reversal) (6)	1,273	—	1,273	15,475	—	15,475

Total operating expense	44,462	3,374	47,836	274,816	1,238	276,054

Operating income (loss)	(16,039)	(3,069)	(19,108)	(248,167)	3,408	(244,759)
Interest income	437	—	437	2,096	(110)	1,986
Other income (expense)	(65)	—	(65)	(499)	109	(390)

Income (loss) before income taxes	(15,667)	(3,069)	(18,736)	(246,570)	3,407	(243,163)
Provision for income taxes	261	—	261	461	—	461

Net income (loss)	$(15,928)	$(3,069)	$(18,997)	$(247,031)	$3,407	$(243,624)

Net income (loss) per common share:
Basic	$(1.81)	$(0.35)	$(2.16)	$(29.66)	$0.41	$(29.25)

Diluted	$(1.81)	$(0.35)	$(2.16)	$(29.66)	$0.41	$(29.25)

Weighted average shares used in computing net income (loss) per common share:
Basic	8,777	—	8,777	8,329	—	8,329

Diluted	8,777	—	8,777	8,329	—	8,329

(*) Includes stock-based compensation as follows:
Cost of product	$—	$102	$102	$3,058	$(5,078)	$(2,020)
Cost of service	325	(407)	(82)	—	432	432
Research and development	513	1,897	2,410	4,828	5,688	10,516
Sales and marketing	1,009	729	1,738	9,495	(1,547)	7,948
General and administrative	223	698	921	2,092	(2,903)	(811)

Total stock-based compensation (reversal)	$2,070	$3,019	$5,089	$19,473	$(3,408)	$16,065

Note:	See footnote descriptions beneath 5-year Selected Consolidated Financial Data above for further information regarding line items in table above.

	As of April 30,
Consolidated Balance Sheet Data: (in thousands)	2006	2005	2004	2003	2002
		(as restated)[1]	(as restated)	(as restated)	(as restated)
Cash, cash equivalents and short-term investments	$57,190	$47,264	$39,504	$23,322	$39,946
Working capital	40,725	34,213	26,683	16,988	29,861
Total assets	164,164	97,862	67,669	39,992	58,714
Total stockholders’ equity	109,958	65,228	36,061	16,846	30,382

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

	As of April 30, 2004			As of April 30, 2003			As of April 30, 2002
Consolidated Balance Sheet Data: (in thousands)	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
Cash, cash equivalents and short-term investments	$39,504	$—	$39,504	$23,322	$—	$23,322	$39,946	$—	$39,946
Working capital	26,737	(54)	26,683	16,919	69	16,988	29,743	118	29,861
Total assets	67,669	—	67,669	39,992	—	39,992	58,714	—	58,714
Total stockholders’ equity	36,115	(54)	36,061	16,777	69	16,846	30,264	118	30,382

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements included in this Annual Report on Form 10-K (“Form 10-K”), other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We often use certain words and their derivatives such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions in our forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. These forward-looking statements speak only as of the date of this Annual Report. We assume no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

Forward-looking statements are not the only statements you should regard with caution. The preparation of our consolidated financial statements required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the financial statements, as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected, among other things, the amounts of additional deferred stock-based compensation and additional stock-based compensation expense that we recorded. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

The discussion and analysis set forth below in this Item 7 reflects the restatement as referenced above in the Explanatory Note to this Form 10-K and further discussed in this Item 7 and in Note 3, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements. For this reason, the information set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports on Form 10-K.

Overview

Blue Coat sells a family of appliances and client-based solutions (deployed in branch offices, Internet gateways, end points, and data centers) that provide intelligent points of policy-based control enabling information technology (“IT”) organizations to improve security and accelerate performance for all users and applications. Our products are delivered to customers through a worldwide sales organization that includes direct sales, distributors, and resellers in more than 50 countries worldwide. Blue Coat customers are backed by a worldwide service and support organization that provides a broad range of service options, including 24x7 technical support and product education.

Blue Coat has grown its net revenue and market share in the proxy appliance market in the last few years. However, we see signs of slower growth in the proxy appliance market. In addition, we believe that any further gains in our market share in the proxy appliance market will be more difficult to achieve than earlier gains in market share, and will occur more slowly, if at all.

Background of the Stock Option Investigation, Findings, Restatement of Consolidated Financial Statements, Remedial Measures and Related Proceedings

Background of the Stock Option Investigation

In May 2006, we were included in a Deutsche Bank report entitled “Infrastructure SW Update: Analyzing Potential for Back Dated Stock Options,” which analyzed the likelihood that various software companies may have back dated historical stock option grants. After reviewing the Deutsche Bank report, our management reviewed various historical documents relating to stock option grants and, on June 1, 2006, informed the Audit

Committee of the Board of Directors of potential back dating of stock options. The Audit Committee promptly engaged Pillsbury Winthrop Shaw Pittman LLP (“Pillsbury”) in early June 2006 to assist the Audit Committee in reviewing our historical stock option granting practices. On or about June 9, 2006, Pillsbury engaged Deloitte Financial Advisory Services (“Deloitte”) as a forensic accountant to assist them in the investigation.

On July 12, 2006, our Board of Directors appointed an independent committee of the Board of Directors (the “Special Committee”) to manage the review of our historical practices in granting stock options. The Special Committee was comprised of two members of our Audit Committee, James Barth and Jay Shiveley, and independent board member Timothy Howes; on October 19, 2006, Mr. Shiveley passed away and the Special Committee thereafter consisted of Mr. Barth and Mr. Howes. For purposes of this Annual Report on Form 10-K, the term “Special Committee” also includes the work of the Audit Committee on the stock option investigation between June 1, 2006 and July 12, 2006.

On July 14, 2006, we announced that we were conducting a voluntary review of our historical practices in granting stock options to management and employees. We also announced that (i) our Board of Directors had appointed a Special Committee of independent directors to conduct this review; (ii) the Special Committee was being assisted by independent legal counsel and accounting experts; (iii) the review covered all option grants since our initial public offering in November 1999; (iv) the Special Committee had also advised our independent registered public accounting firm, Ernst & Young LLP (Ernst & Young”), of its review; (v) the Special Committee had reached a preliminary conclusion that the actual measurement dates for financial accounting purposes of certain stock option grants issued in the past likely differed from the recorded grant dates of such awards; (vi) while the Special Committee had not completed its investigation and was continuing its review, based on their preliminary conclusions we believed we may record additional non-cash charges for stock-based compensation expense, but we were not yet able to determine the amount of such charges or the resulting tax impact of these actions; and (vii) we were not yet able to determine whether any such compensation charges would be material and require us to restate previously issued financial statements.

On July 14, 2006, we also filed a Form 12b-25 with the Securities and Exchange Commission stating that we would be unable to timely file an annual report on Form 10-K for our fiscal year ended April 30, 2006 until the stock option review had been completed. In light of the ongoing review, we also announced that we were withdrawing our previously-issued financial outlook for the first quarter of fiscal 2007 (ending July 31, 2006), and that we expected to incur significant legal and professional fees in the first quarter of fiscal 2007.

On September 11, 2006, we announced that, although the Special Committee’s review was still ongoing, our Board of Directors, with the concurrence of the Special Committee, had determined that, pursuant to the requirements of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), the actual measurement dates for financial accounting purposes of certain stock options granted primarily during fiscal years 2000-2004 differed from the recorded grant dates of such awards. Consequently, new measurement dates for financial accounting purposes would apply to the affected awards, which would result in additional and material non-cash stock-based compensation expense. We also announced that we would restate our financial statements beginning with the fiscal year ended April 30, 2000 through the interim period ended January 31, 2006. Accordingly, we announced that our financial statements and the related reports of our independent registered public accounting firm, Ernst & Young, and all related earnings releases and communications relating to periods after our initial public offering in November 1999, including fiscal years 2000 through 2006 and the interim quarters, as well as the revenue and earnings per share guidance for the first quarter of fiscal 2007 (ended July 31, 2006), should not be relied upon. We indicated, however, that because the review was ongoing, we were not yet able to estimate the extent and timing of adjustments that would be required. We stated that we believed that the majority of the additional non-cash expense would result from revisions to measurement dates for options granted in fiscal years 2000 through 2004 and that the changes in the affected measurement dates would cause non-cash stock-based deferred compensation charges to be amortized in future periods. Finally, we stated that we expected to incur significant legal and professional fees associated with the Special Committee’s review and the restatement process.

On September 12, 2006, December 11, 2006, and March 12, 2007 we filed Form 12b-25 with the Securities and Exchange Commission stating that we would be unable to timely file quarterly reports on Form 10-Q for the fiscal quarters ended July 31, 2006, October 31, 2006, and January 31, 2007, respectively, until the stock option review had been completed.

During the course of its investigation, the Special Committee collected approximately 1,502 gigabytes of electronic data and reviewed more than 100,000 hard copy documents. The electronic data was filtered using a search term glossary, yielding 143 gigabytes (or approximately 7.1 million pages) of unique data for review. The Special Committee conducted 29 substantive interviews of 24 current and former employees and directors. Four former employees declined the Special Committee’s request for an interview.

On December 12, 2006, the Special Committee presented the findings of its stock option investigation to our Board of Directors and proposed various remedial measures. The findings of the Special Committee and the remedial measures proposed by the Special Committee are described below.

Findings

As disclosed above, our Board of Directors appointed a Special Committee to review our past stock option practices. On December 12, 2006, the Special Committee presented its findings to, and recommended certain remedial measures for adoption by, the Board of Directors. The Board of Directors accepted all of the findings of the Special Committee and has adopted, or is in the process of adopting, all of the remedial measures proposed. As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have determined the following:

•

Between our initial public offering in November 1999 and May 2006, the vast majority of our stock options were granted by the Compensation Committee of the Board of Directors (which consisted of two or three independent directors). In a few instances, the full Board of Directors granted stock options during this period. From June 2005 to May 2006, the Compensation Committee granted a majority of our stock options, awarding stock option grants to individuals pursuant to our annual grant of stock options, as well as to officers, any individual grant covering 20,000 or more underlying shares, and certain individual grants covering less than 20,000 shares, while the Stock Option Committee (which consisted of our Chief Executive Officer) awarded grants to individuals receiving less than 20,000 underlying shares. In the vast majority of cases, the granting body granted the stock options pursuant to an action by unanimous written consent, as opposed to a resolution at a meeting of the granting body. The written consents contained an “effective as of” date, which date we used as the grant date and measurement date of the stock options. However, in a significant number of instances, we had not completed the required actions necessary to grant stock options by the “effective date” of the written consent. Accordingly, 112 of the total of 127 grant dates were established based on a stated “effective date,” or grant date, that differed from the date on which the options appear to have been actually approved after a thorough review of the evidence. In almost every such instance, the price of our Common Stock on the actual approval date for the grant was higher than the price of our Common Stock on the stated grant date. The Special Committee found that, particularly prior to 2005, grant dates were selected by certain members of management with the benefit of hindsight based on perceived historical low points in our stock price. The misdating occurred with respect to grants to all levels of employees. As a result of these activities, we have recorded additional deferred stock-based compensation to reflect the difference in our stock price from the stated grant date to the actual grant date, and amortized the deferred stock-based compensation over the appropriate vesting period of each stock option.

•

There was very limited electronic or document evidence available to review in regard to the period from November 1999 to the middle of calendar 2001. Furthermore, several of our former employees who participated in the stock option granting process during this period declined a request to be interviewed by the Special Committee. Therefore, the Special Committee found it difficult to draw conclusions about the roles or actions of employees during this period with regard to the stock option granting practices. However, based on a comparison of grants made during this period to our stock price during this period and forensic evidence relating to the dates unanimous written consents were prepared and stock options were entered into our Equity Edge® database, the Special Committee found it highly likely that grant dates and prices were selected with the benefit of hindsight during this period.

•

For the period from the middle of calendar 2001 to February 2005, the Special Committee found direct evidence that grant dates were selected with the benefit of hindsight. The Special Committee also found that most of the beneficiaries of these stock option grants were new hires, not senior officers, and that there was no evidence that those involved sought to benefit themselves or senior officers exclusively. We believe that the person primarily responsible for our stock option granting practices during this period was our former Chief Financial Officer, Robert Verheecke, who ceased serving as our Chief Financial Officer on May 2, 2005 and whose employment with us terminated on December 31, 2005. Mr. Verheecke declined a request to be interviewed by the Special Committee.

•

Beginning in February 2005, we implemented a calendar system, which set forth in advance the dates on which we were to grant stock options. The calendar imposed a more standardized practice for the timing of the grant of stock options. However, the Special Committee found that the calendar served more as a guideline than an established procedure, since even after the calendar was implemented the actual grant dates deviated from the scheduled grant dates for approximately half of the grants. In a majority of the cases, the deviations from the calendar date ranged from one to several days.

•	The Special Committee found that our internal controls relating to stock option granting practices were deficient in the following ways:

•	We either lacked written stock option procedures or our procedures were generally unresponsive to inherent process risks.

•

Our stock option granting practices were haphazard and disorganized. For example, (i) we frequently submitted stock option grant approval documentation to the Compensation Committee weeks after the stated grant date; (ii) the Compensation Committee was asked on several occasions to approve two or three different stock option grants at the same time; and (iii) management frequently added employees to stock option grants after the stated grant date.

•

Management involved in the stock option granting process and interviewed by the Special Committee was generally unaware of the legal requirements associated with the approval of stock option grants; specifically, management uniformly sought board approval of options “as of” a date prior to the date approval was sought.

•

Management involved in the stock option granting process and interviewed by the Special Committee was generally unaware of the accounting implications of selecting stock option grant dates retroactively, and did not know that choosing a grant date based on a perceived historical low in the price of our stock should have resulted in a significant negative impact to our income statement. Moreover, such management was generally equally unaware that the accounting implications of such conduct were not properly disclosed in our publicly filed reports.

•

The Compensation Committee generally failed to recognize our internal control failures relating to stock option grants. In addition, the Compensation Committee did not have an adequate knowledge base to appreciate the accounting and legal implications of the above-described practices. Specifically, the Compensation Committee routinely approved stock option grants on an “as of” basis and did not inquire into the propriety of retroactively selecting grant dates.

•

In May 2001, we hired Robert Verheecke as our Chief Financial Officer. We granted Mr. Verheecke options to purchase 100,000 shares of Common Stock on a stated effective date of July 31, 2001, at an exercise price of $16.75 per share. During the option investigation, however, the Special Committee discovered evidence that the Compensation Committee had originally granted the 100,000 options to Mr. Verheecke pursuant to a unanimous written consent on May 1, 2001, at an exercise price of $30.50. The Special Committee concluded that the option grant to Mr. Verheecke was improperly disclosed and improperly accounted for in our financial records. We have determined that a grant was made on May 1, 2001 and then re-priced on July 31, 2001, and, as a result, the grant should have been accounted for under the variable method of accounting. Mr. Verheecke realized a gain of $875,717 associated with the change in value from May 1, 2001 to the new option price date of July 31, 2001. Mr. Verheecke remained an employee until December 31, 2005, although he ceased serving as our Chief Financial Officer on May 2, 2005.

•

We use the Equity Edge software system to track stock option activity. When a grant is made, our accounting department prints the stock option grant notice agreement from the Equity Edge system. During the period from about May 2005 to May 2006, two non-officer members of the accounting department downloaded the Equity Edge stock option grants to Word files. The print date of the grant notice agreements sent to employees was then manually changed to match the date that stock administration was notified that the grants were approved by the Compensation Committee or the Stock Option Committee. This was apparently done to make it appear that employees were being notified of their grants soon after the grant approvals were received. The more senior of the two non-officer employees authorized this practice after learning from our auditors of a possible change in the accounting rules that would require employees to be notified of grants soon after they were approved in order to support the measurement date as the date of grant approval. The date changes to the print dates did not impact the grant date or measurement date of the stock options. The Special Committee determined that only these two non-officer employees were aware of this practice. On December 12, 2006, as recommended by the Special Committee, we requested and received the immediate resignation of the more senior of the two non-officer employees.

•

On November 18, 1999, the day before our initial public offering, our Board of Directors granted options at a board meeting to a large group of individuals at an exercise price of $120.00 per share. During the course of the investigation, we concluded that ten individuals who were granted stock options at that board meeting were not our employees as of the stated grant date but rather became our employees after the initial public offering. The latest measurement date for the stock options granted to these ten individuals was January 24, 2000. Since our stock option plans authorize us to grant stock options only to employees and other service providers, the grant date of an option award to each individual could not be earlier than such individual’s date of employment with us. Accordingly, the appropriate measurement date for each of the ten options is the date on which the employee began his or her employment with us. These individuals provided no services to us prior to the beginning of their employment.

•

The Special Committee reviewed the conduct of various current and former employees in connection with its investigation. A summary of the findings of the Special Committee with respect to certain individuals follows:

•

Brian NeSmith (our current President and Chief Executive Officer and a director): The Special Committee concluded that Mr. NeSmith participated in the stock option granting process and was aware of the fact that certain grant dates were selected with the benefit of hindsight. However, the Special Committee concluded that Mr. NeSmith did not appreciate the accounting or legal implications of these actions. The Special Committee noted that Mr. NeSmith did not benefit monetarily from any stock option grants for which the measurement dates have changed as a result of the investigation of historical stock option grants. Further, the Special Committee noted that Mr. NeSmith has not received any bonuses that were tied to our financial performance during the period in which our stock option granting processes were flawed. The Special Committee reviewed with our Board of Directors Mr. NeSmith’s unrealized gains on those of our stock options that were the subject of changed measurement dates, including the portion of such gains associated with back dating. Based on the closing price of our Common Stock on December 12, 2006, Mr. NeSmith held unexercised stock options that were subject to changed measurement dates with a combined in-the-money value of $2.6 million, of which $91,980 is attributable to improper measurement dates. Mr. NeSmith voluntarily agreed to amend the exercise price of his stock option grants to eliminate any gains associated with improper measurement dates. As recommended by the Special

Committee, our Board of Directors (i) will institute continuing education for Mr. NeSmith with respect to legal and accounting matters important to our ongoing efforts to comply with current regulations, minimize risks and improve corporate governance, and (ii) has directed Mr. NeSmith to develop a plan to elevate the knowledge and experience among his direct reports, and to develop cross-functional education for all who are involved in the equity grant process.

•

Kevin Royal (our current Chief Financial Officer and Principal Accounting Officer): The Special Committee concluded that there was no evidence that Mr. Royal was aware of improper actions relating to our stock option granting practices. Furthermore, the Special Committee noted that Mr. Royal did not benefit from our improper stock option granting practices. Mr. Royal did not join Blue Coat until May 2, 2005, and was not actively involved in stock administration.

•

David Hanna (our current Chairman of the Board, a director, a member of the Compensation Committee, a member of the Audit Committee and a member of the Nominating/Corporate Governance Committee): The Special Committee concluded that Mr. Hanna was sent several e-mails that indicated that stock option grant dates and prices were being selected with the benefit of hindsight. However, since it was unclear whether Mr. Hanna received and reviewed all of the emails in question, the Special Committee could not conclude with substantial certainty that Mr. Hanna was aware of our improper stock option dating practices. Irrespective of this uncertainty, the Special Committee concluded that Mr. Hanna did not appreciate the accounting or legal implications of these matters. The Special Committee also concluded that while it would have been better if members of the Compensation Committee had focused more on the prices at, and dates on, which stock options were granted, the directors were entitled to presume that matters brought before them for action were procedurally proper and consistent with applicable legal and accounting standards. The Special Committee noted that Mr. Hanna did not benefit monetarily from any stock option grants for which the measurement dates have changed as a result of the investigation of historical stock option grants. Further, the Special Committee noted that Mr. Hanna has not received any bonuses that were tied to our financial performance during the period in which our stock option granting processes were flawed. The Special Committee reviewed with our Board of Directors Mr. Hanna’s unrealized gains on those of our stock options that were the subject of changed measurement dates, including the portion of such gains associated with back dating. Based on the closing price of our Common Stock on December 12, 2006, Mr. Hanna held unexercised stock options that were the subject of changed measurement dates with a combined in-the-money value of $162,520, of which $158,610 is attributable to improper measurement dates. Mr. Hanna voluntarily agreed to amend the exercise price of his stock options to eliminate any holding gains associated with improper measurement dates.

•

Cameron Laughlin (our current General Counsel): The Special Committee concluded that Ms. Laughlin was aware of the fact that grant dates were selected with the benefit of hindsight and should have appreciated the legal significance of these actions. The Special Committee noted that Ms. Laughlin had limited public company securities and corporate governance experience prior to joining us. The Special Committee concluded that while Ms. Laughlin was partially responsible for some of the improvements in our stock option granting process, these improvements were not the result of her appreciation of the fundamental failure of the process to properly select or record option grant dates. The Special Committee noted that Ms. Laughlin has been forthcoming with the Special Committee, and that it believed that she is credible and trustworthy. The Special Committee recommended that we open a search for a new General Counsel, with more experience in public company securities and corporate governance matters. The Special Committee also recommended that outside counsel take responsibility for financial reporting and SEC-related matters in the interim period. The Special Committee was not opposed to Ms. Laughlin’s remaining an employee of Blue Coat, provided that she is not responsible for financial reporting and SEC-related matters. The Special Committee reviewed with our Board of Directors Ms. Laughlin’s realized and unrealized gains on her exercised stock options and outstanding options that were the subject of changed measurement dates, including the portion of such gains associated with back dating. Based on the closing price of our Common Stock on December 12, 2006, Ms. Laughlin held unexercised stock options that were the subject of changed measurement dates with a combined in-the-money value of $134,362, of which $23,091 is attributable to improper measurement dates. Ms. Laughlin has also realized gains in the amount of $215,764 from the sale of our Common Stock associated with stock options that were the subject of changed measurement dates, of which $36,182 is attributable to improper measurement dates. Ms. Laughlin voluntarily agreed to amend the exercise price of her stock option grants to eliminate any gains associated with improper measurement dates.

•

Robert Verheecke (our former Chief financial Officer): The Special Committee concluded that Mr. Verheecke was aware of the fact that stock option grant dates and prices were selected with the benefit of hindsight. The Special Committee also concluded that Mr. Verheecke’s actions in connection with the improper authorization, recording and reporting of stock option pricing raise serious concerns. The Special Committee noted that because Mr. Verheecke declined a request to be interviewed by the Special Committee to explain his actions, the Special Committee was unable to determine his actual mental state with respect to this practice. Nevertheless, the Special Committee determined that he should have appreciated the accounting and disclosure implications of such actions. Mr. Verheecke realized gains in the amount of $5.0 million from the sale of our Common Stock associated with stock options that were the subject of changed measurement dates, of which (i) $30,000 is attributable to improper measurement dates, and (ii) $875,717 represented gains associated with the aforementioned repricing of his original stock option grant. As recommended by the Special Committee, we are reviewing with outside counsel whether we should pursue disgorgement against Mr. Verheecke.

•

Non-officer Member of our Accounting Staff: As noted above, the Special Committee concluded that a non-officer member of the accounting department intentionally altered certain stock option grant notifications, although this had no effect on the selection of grant dates or on the actual measurement dates. The Special Committee concluded that the non-officer employee was also aware of the fact that grant dates and prices were selected with the benefit of hindsight and should have appreciated the accounting and disclosure implications of these actions. As recommended by the Special Committee, we requested and received the non-officer employee’s immediate resignation on December 12, 2006. The Special Committee reviewed with our Board of Directors the non-officer employee’s realized and unrealized gains on his or her exercised stock options and outstanding options that were the subject of changed measurement dates, including the portion of such gains associated with back dating. Based on the closing price of our Common Stock on December 12, 2006, the non-officer employee held unexercised stock options that were the subject of changed measurement dates with a combined in-the-money value of $175,173, of which $37,278 is attributable to improper measurement dates. The non-officer employee has also realized gains in the amount of $882,156 from the sale of our Common Stock associated with stock options that were the subject of changed measurement dates, of which $160,548 is attributable to improper measurement dates. The non-officer employee voluntarily agreed to amend the exercise price of his or her stock option grants to eliminate any gains associated with improper measurement dates.

•

Other Current Employees: The Special Committee determined that several other lower level employees in human resources and stock administration were also involved in the stock option granting process and were aware to varying degrees that option grant dates and prices were being selected with the benefit of hindsight. As recommended by the Special Committee, our Board of Directors will require that these employees undergo training to educate them on the legal, accounting and other issues surrounding stock option granting.

•

Other Former Employees: The Special Committee reviewed with our Board of Directors the realized and unrealized gains on our stock of several former officers and employees, including the portion of such gains derived from improper measurement dates associated with stock options. As recommended by the Special Committee, we are reviewing with outside counsel whether we should pursue disgorgement against such persons.

Restatement of Consolidated Financial Statements

Our management reviewed the information made available to it by the Special Committee and performed its own detailed review of historical stock option grants as part of the effort to establish appropriate measurement dates. In connection with these procedures, our management also conducted certain recertification procedures as part of the process of determining if there was evidence that would prevent our Board of Directors and current management from relying upon the work performed by the accounting, finance and legal personnel as it relates to fiscal years 2004 and 2005, and the extent to which our prior accounting and controls can be relied upon for purposes of the preparation and certification of the restated consolidated financial statements.

As a result of the Special Committee’s investigation and findings, as well as our internal review and recertification procedures, we have recorded additional stock-based compensation expense for numerous stock option grants made from November 1999 through May 2006 to correctly account for stock option grants for which the Special Committee or management determined that the actual measurement date for accounting purposes was different from the stated grant date. Further, since Section 421 of the Internal Revenue Code precludes granting Incentive Stock Options (“ISO’s”) with exercise prices below the fair market value of our common stock on the date of grant, and the majority of our stock options were found to have been granted below fair market value, we have also recorded liabilities for payroll and withholding taxes, and associated penalties and interest in each of the four fiscal years ending April 30, 2006 in connection with the disqualification of ISO tax treatment for certain stock options. However, since we have fully reserved our deferred tax assets, we did not record any net change to our deferred tax assets associated with this restatement.

In addition to the deferred stock-based compensation amounts, and related payroll and withholding taxes, penalties, and interest resulting from the revision in measurement dates for historical stock option grants, our internal review also identified certain other errors in accounting determinations and judgments relating to stock-based compensation that have also been corrected in our restated consolidated financial statements. These adjustments are described in more detail below. Also included in this restatement are certain other non-stock-based compensation items which had not previously been recorded due to their immateriality, but which management was aware of outside of the course of the investigation and the procedures described above. These other non-stock-based compensation items are immaterial both individually and in aggregate, and relate solely to the timing of certain operating expenses between periods such that the net impact to all periods is zero.

As a result of the findings of the stock option investigation and our recertification procedures described above, our consolidated financial statements and related disclosures as of April 30, 2005 and for the years ended April 30, 2005 and 2004 have been restated. We have also restated our selected consolidated financial data as of and for the years ended April 30, 2005, 2004, 2003 and 2002, which is included in Item 6, “Selected Consolidated Financial Data,” and the unaudited quarterly financial data for each of the quarters in the years ended April 30, 2006 and 2005, with the exception of the fourth quarter of fiscal 2006 (which has never been filed), which is included in Item 8, “Financial Statements and Supplementary Data.” Our restated interim financial statements for the quarterly and year-to-date periods ended July 31, 2005, October 31, 2005, and January 31, 2006 will be included in our quarterly reports on Forms 10-Q for the periods ended July 31, 2006, October 31, 2006 and January 31, 2007, respectively. We also recorded adjustments affecting our previously-reported financial statements for fiscal years 2000 and 2001. Adjustments are also reported in our consolidated statements of operations in subsequent periods based on the accounting treatment for exercises, modifications and expenses recognized over the remaining option vesting periods.

The following table summarizes the total adjustments related to this restatement for fiscal years 2000 through 2006, and the related tax expense, which includes payroll and withholding taxes, penalties and interest:

The effects of the adjustments are summarized as follows (in thousands):

	Year Ended April 30,
	2000	2001	2002	2003	2004	2005	2006	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)[1]	(as restated)[1]
Revised stock option measurement dates	$8,094	$43,034	$3,659	$2,133	$4,181	$9	$3,271	$64,381
Corrections of Other Accounting Errors:
Amortization of cheap stock	(5,653)	(3,141)	(2,637)	2,405	716	56	—	(8,254)
Variable accounting for a pre-IPO loan	6,738	(9,580)	—	—	—	—	—	(2,842)
Modifications to equity awards	323	255	(35)	(40)	211	29	19	762
Amortization of acquisition-related option grants	—	(755)	(4,395)	(1,479)	(217)	(341)	91	(7,096)

Total correction of other accounting errors	1,408	(13,221)	(7,067)	886	710	(256)	110	(17,430)

Total stock-based compensation expense restatement	9,502	29,813	(3,408)	3,019	4,891	(247)	3,381	46,951
Expense/(benefit) from payroll taxes, penalties and interest	—	10	1	1	43	837	1,118	2,010

Net adjustment to stock-based compensation expense	9,502	29,823	(3,407)	3,020	4,934	590	4,499	48,961
Non-Stock-Based Compensation Expense/(Benefit):
Adjustments to the timing of certain operating expenses	$—	$(128)	$—	$49	$79	$130	$(130)	$—
Interest expense/(benefit) related to notes receivable	75	(18)	—	—	—	—	—	57

Total non-stock-based compensation expense/(benefit)	75	(146)	—	49	79	130	(130)	57

Net decrease/(increase) in net income due to adjustments	$9,577	$29,677	$(3,407)	$3,069	$5,013	$720	$4,369	$49,018

	Year Ended April 30,
	2000	2001	2002	2003	2004	2005	2006	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)[1]	(as restated)[1]
Net restatement of stock-based compensation expense	$9,502	$29,823	$(3,407)	$3,020	$4,934	$590	$4,499	$48,961
Total non-stock-based compensation expense/(benefit)	75	(146)	—	49	79	130	(130)	57

Net decrease/(increase) in net income due to adjustments	$9,577	$29,677	$(3,407)	$3,069	$5,013	$720	$4,369	$49,018

Cumulative increase to accumulated deficit	$9,577	$39,254	$35,847	$38,916	$43,929	$44,649	$49,018

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

As mentioned above, our internal review and recertification procedures also identified certain other errors in accounting determinations and judgments relating to stock-based compensation statements. These errors include: (a) incorrect amortization of cheap stock; (b) incorrect accounting for a pre-IPO loan issued to exercise stock options as a fixed award rather than as a variable award; (c) incorrect accounting for modifications to equity awards; and (d) incorrect amortization of acquisition-related option grants. The errors in accounting for stock-based compensation expense are described more fully below.

Correction in the Amortization of Cheap Stock

We analyzed and recalculated the compensation expense associated with our stock options granted before our initial public offering (“IPO”), also known as cheap stock, due to an accounting error in calculating the amount and timing of adjustments to deferred stock-based compensation expense for unvested options upon employee termination. The correction of these accounting errors resulted in the recognition of a benefit in fiscal years 2000 through 2002 and additional expense in fiscal years 2003 through 2005, for a net reduction of stock-based compensation of $8.3 million.

Variable Accounting for a Pre-IPO Loan

We historically accounted for all options exercised with interest-bearing loans as fixed awards. In reviewing stock options exercised with loans, we identified one non-recourse loan with a fixed interest rate related to the exercise of pre-IPO stock options. In this case, the option price should not have been determined until the options were exercised as the pre-IPO loan did not meet the requirements for fixed accounting. Specifically, depending on when the non-recourse loan was repaid (i.e., when the option was exercised), the amount of non-recourse interest calculated as part of the exercise price would differ, resulting in a variable exercise price. We had previously concluded that compensation expense for stock options exercised with this loan was fixed on the date of grant. The change in accounting for the stock options exercised with this loan from fixed accounting to the variable method of accounting resulted in the net reversal of $2.8 million in stock-based compensation expense for the fiscal years 2000 and 2001. The reduction of $9.6 million in fiscal 2001 relates to stock-based compensation expense recorded in prior periods that was reversed in fiscal 2001 to appropriately adjust the value of the stock options exercised with the pre-IPO loan in accordance with the variable method of accounting.

Modifications to Equity Awards

We also identified stock options that had been modified due to the terms of separation agreements and employment agreements. Based on a review of separation agreements and the related employment agreements, we determined that the terms of certain agreements modified certain provisions of the related options, specifically the vesting provisions or the term by providing additional time to exercise. Pursuant to the guidelines set forth in APB 25 and FIN 44, modifications that renew or extend the life of fixed awards, or provide for an extension or renewal if a specified future separation from employment occurs, result in a new measurement date. The modification of the related stock option grants resulted in additional stock-based compensation expense of $0.8 million.

Correction in the Amortization of Acquisition Related Option Grants

We originally adopted the graded method of amortizing stock-based compensation expense. However, we incorrectly used a straight-line amortization method to amortize compensation expense related to an acquisition in fiscal 2006. For stock-based compensation expense related to an acquisition in fiscal 2001, we also incorrectly accounted for the adjustment to stock-based compensation expense for terminated employees to reflect stock-based compensation expense for vested options as if it had been recorded on a straight-line basis. The correction in amortization of acquisition-related stock-based compensation expense resulted in a net reduction in stock-based compensation expense of $7.1 million for the fiscal years 2001 through 2006.

Payroll and Withholding Taxes, Penalties and Interest

Internal Revenue Code Section 421 prohibits the granting of Incentive Stock Options (“ISO’s”) with an exercise price below fair market value of the underlying shares on the date of grant. As described above, nearly all of our stock options granted since November 18, 1999 were subject to revised measurement dates. Therefore, many of the stock options that were granted as ISO’s should have been treated as Non-Qualified (“NQ”) stock options for purposes of payroll taxes. We did not withhold Federal Income Taxes, State Income Taxes, FICA or Medicare on the options that were issued as ISO’s that should have been treated as NQ stock options (due to their below-market grant pricing). However, it is our position that in certain circumstances we should have withheld such taxes. As described below, we have accrued payroll and withholding taxes, penalties and interest for these NQ stock options and included these amounts in the restated financial statements.

However, since the statute of limitations has expired for years prior to calendar year 2003, we have reversed expense recorded in prior periods and recognized a benefit in the periods in which the statute of limitations for the respective option exercise expires. In most instances, ISO’s which were exercised as a same-day sale were properly treated as a disqualifying disposition and the income was reported on the individuals Form W-2. In these situations, we accrued payroll taxes, penalties and interest but did not accrue Federal or State Income Taxes as the income from the disqualifying disposition of stock options was included on the employee’s Form W-2 and applicable State and Federal Income Taxes were paid by the employee. For certain ISO’s which subsequently converted to a NQ stock option, we accrued Federal and State Income Taxes, payroll taxes, penalties and interest at the applicable rates, if the income was not reported on the individuals Form W-2.

The combination of taxes, penalties and interest resulted in a net compensation charge of $2.0 million for fiscal years 2000 through 2006.

We believe that the unpaid employee portion of taxes represents joint and several obligations of both us and our employees. However, the change of status of employee options from ISO to NQ was a result of flaws in our stock option granting practices as discussed above. We believe that the employees would likely have a valid claim against us in the event we attempted to recover a portion of the additional taxes, penalties and interest from them. Accordingly, we believe it is appropriate to accrue both the employee and the employer portions of all taxes. In addition, we believe such additional taxes, penalties and interest should be recorded in the respective years in which the underlying in-the-money options were exercised. Since we have fully reserved our deferred tax assets, we did not record any net change to our deferred tax assets associated with this restatement.

Methodology Used for Assessing Measurement Dates in Restated Consolidated Financial Statements

In determining the appropriate measurement date for historical stock option grants, we used the guidance set forth in the letter dated September 19, 2006 from the Office of the Chief Accountant (“Chief Accountant’s Letter”) and in Accounting Principles Board (“APB”) Statement No. 25, Accounting for Stock Issued to Employees, which defines the measurement date as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any.” Therefore, to establish a measurement date, our methodology required that appropriate approvals had occurred and both criteria (1) and (2) were met.

Our methodology resulted in the selection of a measurement date that coincided with the date on which there was the strongest evidence that all required granting actions related to the approval of the stock option grant had occurred and the terms of the option were determined with finality. We believe that the last granting action signifies the date upon which the required approvals and both criteria were met to establish a determinable measurement date. The hierarchy of the categories of evidence is explained below.

Categories of Evidence

We established categories of evidence to determine measurement dates and ranked the categories from strongest to weakest, and selected the strongest evidence available for each grant as the measurement date. Evidence categorized as type “A” is generally considered to be more persuasive than evidence categorized as type “B,” which in turn is considered to be more persuasive than type “C.” Our methodology incorporated the review of all evidence identified, as well as a thorough consideration of the facts and circumstances related to each grant date as well as the individual grants, including whether administrative delays were reasonable or whether back-dating occurred.

Category A evidence consists of definitive evidence supporting the fact that all required granting actions had occurred on the indicated date. Category A evidence is comprised of the following: 1) Minutes of a regular meeting of the Compensation Committee at which both members were physically present and which minutes were signed by the Secretary for the meeting. The date of the meeting is used as the measurement date; 2) Fax dates on signature pages for Unanimous Written Consents (“UWCs”) from both Compensation Committee members. The latest fax receipt date is used as the measurement date; 3) Emails from the legal department communicating conclusively that signatures and/or approvals have been obtained from all Compensation Committee members, or the Stock Option Committee for individual grants of less than 20,000 shares to non-officer employees. The email date is used as the measurement date; and 4) One fax date signature page for the UWC from one Compensation Committee member. The associated fax date is used as the measurement date.

Category B evidence consists of evidence that, while not providing definitive support for the selected grant as is the case with Category A, provides a reasonable basis to form a conclusion as to the measurement date for stock options in consideration of the guidance set forth in the Chief Accountant’s Letter. Category B evidence is comprised of the following: 1) Date of the next board meeting, in cases in which the required Compensation Committee or board member signatures are all on one page of the UWC; 2) Email evidence from others involved in the stock option granting process (such as the finance and human resource departments) indicating that the grant had been approved by the Compensation Committee; 3) Option notice date (Equity Edge date stamp on option notice) indicating the date the notice was printed. We note that this type of evidence was not utilized in the period in which there was evidence of manual edits to date stamps on the grant notifications, as described above under “Findings;” 4) Option notice date (date of employee’s signature, postmark, or fax) for periods when the date stamp on the option notice is not available; 5) Other forms of evidence indicating that a grant occurred at a prior date such as the date of SEC filings (Forms 3, 4, or 5), same-day-sale for vested options, or the Summary of Stock Purchase (annual statement listing an employee’s activity in Blue Coat securities); and 6) Option exercise date (used for 1 grant).

Category C evidence is comprised only of the Equity Edge entry date. The Equity Edge entry date is used as the measurement date when other forms of evidence for determining measurement dates are not available or are not as persuasive. We relied on the Equity Edge input date as the measurement date in 10 instances. We recognize, however, that while grants are typically entered into Equity Edge after approval, the entry of data into Equity Edge for 4 grant dates, representing 809 individual grants, occurred prior to either the UWC date or the metadata indicating when that grant was prepared. We did not use the Equity Edge entry date for these 4 grants. In the few instances when Equity Edge was pre-populated, it was typically when the population was known in advance, such as our option exchange program that occurred in September 2001 or our annual year-end grants for current employees. In these situations, we reasonably assumed that the pre-population of grant data into Equity Edge occurred for administrative convenience rather than to price the grant at a lower value. Therefore, we did not rule out altogether the use of Equity Edge entry dates, but used the Equity Edge entry date as the measurement date only in the absence of stronger evidence and only when we could reasonably conclude that the terms of the awards were not known with certainty until the Equity Edge input date.

Impact of Judgments and Interpretations on Restatement Amounts

As stated above, we considered the guidance provided in the Chief Accountant’s Letter in determining the grant dates for our historical stock option grants and in calculating the associated amount of incremental stock-based compensation expense to record. Specifically, we used all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement. This process required us to make certain interpretations and assumptions in order to form the resulting conclusions. There is the risk that the interpretations and assumptions we made could be disputed by others, or that we did not draw the correct conclusions. Further, there is risk that the information considered was inaccurate or incomplete. All of these risks are particularly acute where there was incomplete documentation.

We prepared a sensitivity analysis for certain categories of evidence where the specific approval of a grant cannot be defined with certainty within a range of likely dates. The sensitivity analysis is formulated to provide the reader of the financial statements with the potential expense impact of a change in measurement dates. We summarized the categories of measurement date evidence into three groups for purposes of the sensitivity analysis.

First, we identified the evidence categories that provide a high level of assurance that the approval of the grant happened on the indicated date. Group 1 consists of all evidence listed above in Category A, as well as evidence from the “next board meeting” from Category B, since such evidence, as a group, is considered to produce the most definitive evidence that approval of the related grant occurred on the revised measurement date. For these categories of evidence, we do not believe it necessary to prepare a sensitivity analysis.

Next, we grouped all remaining evidence from Category B into Group 2. While we believe this evidence represents the most likely dates that the terms of the awards were first fixed and approved, we do not believe that the evidence is as strong as Group 1. For this second group, we applied an expense sensitivity methodology to examine the largest possible variation in stock-based compensation expense within a range of possible approval dates for each grant. We developed a range using the later of the grant date specified in the UWC as the beginning of the range or, in instances where we had the UWC data file, we used the last modified date of the file as the beginning of the range as we believe the electronic evidence is a much stronger indicator of the date the UWC was prepared. We then used the later of the revised measurement date or the Equity Edge input date for each grant as the end of the range. While we believe the evidence used to determine the revised measurement dates in these categories to be the best available, we also believe that illustrating differences in stock-based compensation expense using differing methodologies provides the reader of the financial statements insight into the potential fluctuations in stock-based compensation expense within these evidence categories.

After developing the range for the grant dates within the second group, we selected the highest and lowest closing price of our stock within the range for each grant and calculated the difference in stock-based compensation expense for the grants in Group 2 using the highest and the lowest stock price within the range, and compared the aggregate results to the stock-based compensation expense that resulted from using this group’s “best available evidence.” Had we used the highest closing price of our stock within the range resulting from the above methodology for each grant in Group 2, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have increased by $13.8 million. Had we used the lowest closing price of our stock within the range resulting from the above methodology for each grant, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have decreased by $15.6 million.

Group 3 consisted of the evidence from Category C. Similar to the expense sensitivity methodology used for Group 2, we developed a range for each grant using the later of the grant date specified in the UWC as the beginning of the range or, in instances where we had the UWC data file, we used the last modified date of the file as the beginning of the range as we believe the electronic evidence is a much stronger indicator of the date the UWC was prepared. We used the Equity Edge input date for each grant as the end of the range. Within the identified range we selected the highest and lowest closing price of our stock within the range for each grant and calculated the difference in stock-based compensation expense for the grants in Group 3 using the highest and the lowest stock price within the range and compared the aggregate results to the stock-based compensation expense that resulted from using this group’s “best available evidence.” Had we used the highest closing price of our stock within the range resulting from the above methodology for each grant in Group 3, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have increased by $1.7 million. Had we used the lowest closing price of our stock within the range resulting from the above methodology for each grant, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have decreased by $3.3 million.

The overall results of the sensitivity analysis are presented below (in thousands):

	Remeasurement Methodology	High	Change from Remeasurement Methodology	Low	Change from Remeasurement Methodology
2000	$8,094	$8,359	$265	$8,094	$—
2001	43,034	48,467	5,433	39,737	(3,297)
2002	3,659	11,522	7,863	(9,612)	(13,271)
2003	2,133	3,254	1,121	751	(1,382)
2004	4,181	4,705	524	3,719	(462)
2005	9	269	260	(365)	(374)
2006	3,271	3,308	37	3,184	(87)

	$64,381	$79,884	$15,503	$45,508	$(18,873)

The following tables present the impact of the additional stock-based compensation expense-related adjustments, as well as other adjustments that were recorded in light of this restatement, on our consolidated balance sheets, statements of operations, statements of cash flows, pro forma stock-based compensation expense disclosures as provided under SFAS 123, and interim statements of operations, as applicable:

Consolidated Balance Sheet as of April 30, 2005 (in thousands):

	As of April 30, 2005
	As previously reported	Adjustments	As restated[1]
ASSETS
Current assets:
Cash and cash equivalents	$47,184	$—	$47,184
Short-term investments	80	—	80
Restricted investments	—	—	—
Accounts receivable, net of allowance of $235	11,541	—	11,541
Inventories	350	—	350
Prepaid expenses and other current assets	3,460	—	3,460

Total current assets	62,615	—	62,615
		—
Property and equipment, net	3,763	—	3,763
Restricted investments	1,855	—	1,855
Goodwill	24,753	—	24,753
Identifiable intangible assets, net	3,993	—	3,993
Other assets	883	—	883

Total assets	$97,862	$—	$97,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,743	$—	$3,743
Accrued payroll and related benefits	3,468	891	4,359
Deferred revenue	13,592	—	13,592
Accrued restructuring	2,729	—	2,729
Other accrued liabilities	3,849	130	3,979

Total current liabilities	27,381	1,021	28,402
Accrued restructuring, less current portion	914	—	914
Deferred revenue, less current portion	3,318	—	3,318

Total liabilities	31,613	1,021	32,634
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value, issuable in series, 10,000 shares authorized; none issued or outstanding	—	—	—
Common stock: $0.0001 par value, 200,000 shares authorized 12,436 shares issued and outstanding at April 30, 2005	1	—	1
Additional paid-in capital	927,184	46,346	973,530
Treasury stock, at cost; 140 shares held at April 30, 2005	(903)	—	(903)
Deferred stock-based compensation	(10)	(2,719)	(2,729)
Accumulated deficit	(860,024)	(44,648)	(904,672)
Accumulated other comprehensive income (loss)	1	—	1

Total stockholders’ equity	66,249	(1,021)	65,228

Total liabilities and stockholders’ equity	$97,862	$—	$97,862

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Consolidated Statements of Operations for the years ended April 30, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended April 30,
	2005			2004
	As previously reported	Adjust- ments	As restated[1]	As previously reported	Adjust- ments	As restated[1]
Net revenue:
Product	$78,495	$—	$78,495	$52,251	$—	$52,251
Service	17,691	—	17,691	13,817	—	13,817

Total net revenue	96,186	—	96,186	66,068	—	66,068
Cost of revenue:
Product (*)	25,589	137	25,726	17,141	73	17,214
Service (*)	5,721	63	5,784	4,178	(36)	4,142

Total cost of revenue	31,310	200	31,510	21,319	37	21,356
Gross profit	64,876	(200)	64,676	44,749	(37)	44,712
Operating expenses:
Research and development (*)	16,549	1,332	17,881	11,992	1,462	13,454
Sales and marketing (*)	33,882	1,452	35,334	25,104	560	25,664
General and administrative (*)	9,075	(2,372)	6,703	5,206	2,943	8,149
Amortization of intangible assets	648	—	648	305	—	305
Restructuring (reversal)	(96)	—	(96)	1,536	—	1,536
In-process technology	—	—	—	151	—	151
Legal settlement	—	—	—	1,100	—	1,100

Total operating expense	60,058	412	60,470	45,394	4,965	50,359

Operating income (loss)	4,818	(612)	4,206	(645)	(5,002)	(5,647)
Interest income	700	(9)	691	295	—	295
Other income (expense)	(26)	(98)	(124)	126	(11)	115

Income (loss) before income taxes	5,492	(719)	4,773	(224)	(5,013)	(5,237)
Provision for income taxes	117	—	117	124	—	124

Net income (loss)	$5,375	$(719)	$4,656	$(348)	$(5,013)	$(5,361)

Net income (loss) per common share:
Basic	$0.46	$(0.06)	$0.40	$(0.03)	$(0.51)	$(0.54)

Diluted	$0.41	$(0.05)	$0.36	$(0.03)	$(0.51)	$(0.54)

Weighted average shares used in computing net income (loss) per common share:
Basic	11,628	—	11,628	9,956	—	9,956

Diluted	12,977	(69)	12,908	9,956	—	9,956

(*) Includes stock-based compensation (reversal) as follows:
Cost of product	$8	$106	$114	$81	$(8)	$73
Cost of service	—	60	60	—	42	42
Research and development	370	1,135	1,505	485	1,438	1,923
Sales and marketing	322	869	1,191	568	556	1,124
General and administrative	291	(2,417)	(2,126)	79	2,863	2,942

Total stock-based compensation (reversal)	$991	$(247)	$744	$1,213	$4,891	$6,104

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Remedial Measures

Management is committed to correcting the weaknesses identified above by implementing changes to our internal controls over financial reporting. Management along with our Board of Directors has implemented, or is in the process of implementing, the following changes to our internal control systems and procedures:

•

We have adopted a policy requiring all option grants, whether to board members, officers or employees, be made on a predetermined schedule. Specifically, grants to new employees or to recently promoted employees will be approved by the Compensation Committee or the Stock Option Committee, as applicable, after the employee’s first day of employment or the date of the employee’s promotion. Annual grants to existing employees will be approved by the Compensation Committee at a meeting scheduled prior to the beginning of a fiscal year for a specified date in that fiscal year. Option grants to new hires and existing employees will be effective on the “date of grant,” which will be the third Thursday of a calendar month following the date of approval. As a result, grants to new and promoted employees will be limited to one specific date each month.

•

We have adopted a policy limiting the granting authority of the different groups that grant stock options. The Stock Option Committee’s authority is limited to the ability to make option grants that (i) are to individuals who are neither (a) executive officers of Blue Coat or members of our Board of Directors, nor (b) direct reports to a member of the Stock Option Committee, (ii) as to any individual grant, consist of 20,000 or fewer underlying shares, and (iii) have an exercise price equal to or not less than 100% of the fair market value of a share of Common Stock on the date of the grant. The policy further requires that any grants to individuals subject to Section 16 of the Securities Exchange Act of 1934, as amended, be made by the Compensation Committee after recommendation from the Board of Directors. The Compensation Committee of the Board of Directors has the authority to make all other grants permitted under our stock option plans.

•

We have expanded the size of the Stock Option Committee from one to two directors. The Stock Option Committee previously consisted of our Chief Executive Officer, Brian NeSmith. In the future, the Stock Option Committee will consist of our Chief Executive Officer and an independent director.

•

We have adopted a policy requiring that all option grants by the Compensation Committee be approved at a meeting of the Compensation Committee, and that the actions of such body be documented in minutes of the meeting. The policy prohibits the Compensation Committee from granting options by written consent. The policy allows the Stock Option Committee to document the grant of options by unanimous written consent, provided that the written consent is signed by both members of the Stock Option Committee on or prior to the effective date of the written consent.

•

The Special Committee has recommended, and we are in the process of implementing, a series of improvements in our internal controls. We intend to revise documentation and to create appropriate controls for annual, new hire and promotion grant preparation, presentation for approval, entry into Equity Edge, and notification to employees. We have already adopted a specific internal control that all internal approvals of stock option grants must be obtained prior to presentation for any Stock Option Committee or Compensation Committee action. We plan to develop an annual plan or budget for issuance of options, together with guidelines for the number and types of awards that are offered to the different salary grades, which shall be reviewed and approved annually by the Compensation Committee after or in connection with the Board of Directors’ approval of the annual business plan.

•

Under the direction of our Chief Executive Officer, we will establish cross-functional training for personnel in all areas associated with the stock option granting process. The training will cover (i) the stock option and other equity award programs and related improvements to equity compensation controls, processes and procedures, (ii) the accounting implications of equity award grants, and (iii) the legal and tax implications of equity award grants. We will also require all personnel responsible for stock option administration, including (i) the Chief Executive Officer and all direct reports, (ii) finance department members, (iii) legal department members, (iv) human resource department members,

(v) stock administration department members, and (vi) all new employees involved in the above-listed functions or roles, be trained at least annually. Finally, we will be formalizing our procedures for the use of Equity Audit, a module that interfaces directly with Equity Edge and enables auditing functionality of our stock option database.

•

We have established a search for an experienced General Counsel with particular strength in public company securities disclosure, financial reporting matters and corporate governance. When hired, the new General Counsel will report directly to our Chief Executive Officer.

•

We plan to expand the size of our Board of Directors, focusing in particular on the relative degree to which each candidate has the ability to devote substantial attention to Blue Coat matters, their expertise in areas that complement the strengths of other board members, and their experience with good corporate governance. Our Board of Directors has tasked our Nominating/Corporate Governance Committee with reviewing current committee assignments, with a goal of changing such assignments to the extent deemed appropriate to even out the demands placed upon the members of the board, utilizing the particular strengths of the individual board members, and ensuring that important matters are monitored sufficiently. Finally, we have established a Board of Directors’ policy that at least one member (on a rotating basis) of the Board of Directors should attend “directors’ college” or the equivalent each year. The Board of Directors has also approved resolutions stating that specialized update training by board members in matters of corporate governance, executive and incentive compensation, and financial reporting are highly encouraged.

Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

Related Proceedings

Regulatory Inquiries. In July 2006, we were advised that the SEC was conducting an informal inquiry into our historical stock option grants and accounting practices, In the Matter of Blue Coat Systems, Inc., SF-3165. We are cooperating with the investigation. The Company is also voluntarily cooperating with requests for information from the U.S. Attorney’s Office for the Northern District of California.

Derivative Lawsuits. On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of our officers and directors violated their fiduciary duties to us by making false or misleading statements about our prospects between February 20, 2004 and May 27, 2004. On July 17, 2006, plaintiffs filed a consolidated amended complaint, adding allegations that certain current and former officers and directors violated their fiduciary duties to us since our initial public offering by granting and failing to account correctly for stock options. The amended complaint seeks various relief on our behalf from the individual defendants. On September 8, 2006, another and substantively identical purported shareholder derivative action was filed against certain of our current and former officers and directors. Both of these state derivative cases have been consolidated.

On August 8 and September 5, 2006, two purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. Like the state derivative actions, the federal derivative actions allege that certain of our current and former officers and directors violated their fiduciary duties since our initial public offering by granting and failing to account correctly for stock options and seek various relief on our behalf from the individual defendants. Both of these federal cases have been consolidated.

Nasdaq. In August 2006, we failed to timely file our Form 10-K for the year ended April 30, 2006, and in September 2006, December 2006 and March 2007, we failed to timely file our Form 10-Q’s for the quarters ended July 31, 2006, October 31, 2006 and January 31, 2007, respectively, all as a result of the ongoing Special

Committee investigation. Nasdaq promptly notified us that these failures to file periodic reports caused us to violate the requirements for continued listing as set forth in Marketplace Rule 4310(c)(14). We requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to petition for continued listing on the Nasdaq Stock Market. The hearing was held on September 14, 2006. On November 13, 2006, the Panel informed us that we would have until January 29, 2007 to file our Form 10-K for the year ended April 30, 2006, our Form 10-Q for the quarters ended July 31, 2006 and October 31, 2006, and any required restatements. On January 18, 2007, we informed the Nasdaq Stock Market that we would not meet the January 29, 2007 deadline, because we had determined to seek pre-clearance from the Office of the Chief Accountant (the “OCA”) of the Division of Corporate Finance, U.S. Securities and Exchange Commission, of our proposed accounting treatment and related disclosures. On January 24, 2007, the Panel denied our request for additional time to comply with our filing obligations and determined to delist our shares effective as of the open of business on Tuesday, January 30, 2007, as the Panel had no additional authority to extend the filing deadlines. We promptly appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”). On January 26, 2007, the Listing Council called for review the earlier decision of the Panel requiring us to file all required restatements and delinquent periodic reports by January 29, 2007, and stayed any suspension of trading of our securities pending further action by the Listing Council. We may submit additional information to the Listing Council by March 30, 2007. The Listing Council will then review the Panel’s decision on the written record. We have filed our Form 10-K for the year ended April 30, 2006, our Form 10-Q for the quarters ended July 31, 2006, October 31, 2006 and January 31, 2007, and what we believe to be all required restatements with the SEC. With these filings, we believe that we have remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to Nasdaq’s affirmative completion of its compliance protocols and its notification of us accordingly. However, if the SEC disagrees with the manner in which we have accounted for and reported the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports that might result in delisting of our common stock from the Nasdaq Stock Market.

Costs of Restatement and Legal Activities. We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee’s investigation, our internal review and recertification procedures, the preparation of the April 30, 2006 consolidated financial statements and the restated consolidated financial statements, the SEC investigation and the derivative litigation. These expenses were approximately $10.5 million in aggregate through the quarter ended January 31, 2007. We expect to continue to incur significant expense in connection with the derivative litigation, the ongoing SEC investigation of our historical stock option practices, and our indemnity obligations related thereto, and other stock option investigation-related matters. There can be no assurance that our directors’ and officers’ liability insurance will be sufficient to cover these costs. In addition, we expect to incur significant payment obligations to employees relating to adverse tax consequences as a result of granting options with exercise prices below the fair market value of our common stock on the actual measurement dates.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to Revenue Recognition and Related Receivable Allowances, Inventories, Guarantees, Indemnifications and Warranty Obligations, Valuation of Goodwill, Valuation of Long-Lived and Identifiable Intangible Assets, Restructuring Liabilities, Income Taxes, Contingencies, and Stock-Based Compensation. Estimates related to the restatement, due to their nature, are not evaluated on an ongoing basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our financial condition and results of operations:

•	Revenue Recognition and Related Receivable Allowances;

•	Inventories;

•	Guarantees, Indemnifications and Warranty Obligations;

•	Valuation of Goodwill;

•	Valuation of Long-Lived and Identifiable Intangible Assets;

•	Restructuring Liabilities;

•	Income Taxes;

•	Contingencies;

•	Stock-Based Compensation;

•	Impact of Judgments and Interpretations on Restatement Amounts; and

•	Payroll and Withholding Taxes, Penalties and Interest Related to the Restatement.

Revenue Recognition and Related Receivable Allowances

Our products include software that is essential to the functionality of the appliances. Additionally, we provide unspecified software upgrades and enhancements related to the appliances through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations.

We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance.

Sales are made through distributors under agreements allowing for certain stock rotation rights. Net revenue, and the related cost of net revenue, resulting from shipments to distributors are deferred until the distributors report that our products have been sold to a customer. Product revenue in China is deferred until the customer registers the proxy appliance.

For sales made direct to end-users and value-added resellers, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. We do not accept orders from these value-added resellers when we are aware that the value-added reseller does not have an order from a customer. For the end-users and value-added resellers, we don’t have significant obligations for future performance such as rights of return or pricing credits.

We assess that the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment.

In an arrangement that includes multiple elements, such as appliances, maintenance, content filtering subscriptions and/or third-party software, we allocate revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately.

We accrue for warranty costs, and other allowances based on historical experience.

Maintenance and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses recognized as incurred. Maintenance and subscription contracts usually have a term of one year, but can extend to five years. Unearned maintenance and subscription contracts are included in deferred revenue.

When we bill customers for shipping, we record shipping cost in both net revenue and cost of net revenue. If we do not charge customers for shipping, the cost incurred for shipping are reflected in cost of net revenue.

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

Guarantees, Indemnifications and Warranty Obligations

Our customer agreements generally include certain provisions for indemnifying such customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We expect to have indemnification obligations to certain current and former officers and directors in connection with matters relating to the stock option investigation, as well as with certain of our outstanding litigation matters. See Item 3, “Legal Proceedings,” Note 3 of the Notes to Consolidated Financial Statements, and Item 9A, “Controls and Procedures.”

We accrue for warranty expenses in our cost of revenue at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. If actual warranty expenses are greater than those projected, additional charges against earnings would be required. If actual warranty expenses are less than projected, prior obligations would be reduced, providing a positive impact on our reported results. We generally provide a one-year warranty on hardware products and a 90-day warranty on software products.

Valuation of Goodwill

We perform our annual goodwill impairment tests in our fourth quarter or whenever indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of our annual impairment test, we considered our market capitalization on the date of our impairment test (since we have only one reporting unit). Subsequent to the announcement of the results for the third quarter of fiscal 2006, which were below our expectations as well as below those of public market analysts and investors, our stock price fell dramatically. In light of the significant reduction in market capitalization, we assessed the potential impairment of our goodwill by comparing our market capitalization on the date of the impairment test to our goodwill balance and determined that no goodwill impairment existed at January 31, 2006. In addition, we performed our recurring annual review of goodwill in the fourth quarter of fiscal 2006 and again concluded that no impairment existed at the end of our fiscal year.

Valuation of Long-Lived and Identifiable Intangible Assets

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

Restructuring Liabilities

We have accrued through charges to “Restructuring” in our consolidated financial statements various restructuring liabilities, related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs. Our restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, costs required to restore leased facilities to the condition stipulated in the related lease agreements, expected sublease terms, and expected sublease rates. We constantly monitor these assumptions and any changes in these assumptions may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates.

Income Taxes

We use the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered through carry back to prior year’s income or through the generation of future taxable income after consideration of tax planning strategies and then record a valuation allowance to reduce deferred tax assets to an amount we believe more likely than not will be realized.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issues is highly judgmental. The Company accounts for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”.

Contingencies

From time to time we are involved in various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than any other. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.

Stock-Based Compensation

We account for stock-based compensation for options granted to our employees and members of our Board of Directors using Accounting Principles Board (“APB”) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25, and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure Amendment of SFAS No. 123.

Under APB No. 25, stock-based compensation expense is measured on the date in which the number of shares and exercise price are known, or fixed. If the number of shares or exercise price of the award is not fixed, the stock option is accounted for as a variable award until such time at which the stock option is exercised, cancelled or expires.

For fixed stock awards, stock-based compensation expense is calculated based on its intrinsic value, or the difference between the fair market value of our stock on the date the award is fixed and the award’s exercise price. No stock-based compensation expense is recognized if an award’s intrinsic value is zero. Stock-based compensation expense associated with fixed stock option awards with a positive intrinsic value is recognized over the vesting period using the graded method, which results in greater expense recorded in earlier years than the straight-line method.

For variable awards, the intrinsic value of our stock options is remeasured each period based on the difference between the fair market value of our stock as of the end of the reporting period and the award’s exercise price. As a result, the amount of compensation expense or benefit to be recognized each period fluctuates based on changes in the fair market value of our common stock from the end of the previous reporting period to the end of the current reporting period. Stock-based compensation expense in any given period is calculated as the difference between total earned compensation calculated at the end of the period, less total earned compensation calculated at the beginning of the period. Stock-based compensation expense for these awards is recognized over the vesting period using an accelerated method of recognition in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan, An Interpretation of APB Opinions No. 15 and 25. Variable accounting is applied until the measurement date of the stock option is fixed, or the time at which the stock option is exercised, forfeited or expires.

We account for modifications to stock options under FIN No. 44, which was effective July 1, 2000. Modifications include, but are not limited to, acceleration of vesting, extension of the exercise period following termination of employment and/or continued vesting while not providing substantive services. Stock-based compensation expense is recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurs while not providing substantive services, on the date of modification.

We value stock options assumed in acquisitions based on their fair value using the Black-Scholes option pricing model. The fair value of assumed options, less their intrinsic value, is included as a component of the purchase price. The intrinsic value of unvested stock options is recorded as deferred stock-based compensation and is amortized to expense over the remaining vesting period of the stock options using the graded method.

Impact of Judgments and Interpretations on Restatement Amounts

As previously stated, we considered the guidance provided in the Chief Accountant’s Letter in determining the grant dates for our historical stock option grants and in calculating the associated amount of incremental stock-based compensation expense to record. Specifically, we used all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement. This process required us to make certain interpretations and assumptions in order to form the resulting conclusions. There is the risk that the interpretations and assumptions we made could be disputed by others, or that we did not draw the correct conclusions. Further, there is risk that the information considered was inaccurate or incomplete. All of these risks are particularly acute where there was incomplete documentation.

We prepared a sensitivity analysis for certain categories of evidence where the specific approval of a grant cannot be defined with certainty within a range of likely dates. The sensitivity analysis is formulated to provide the reader of the financial statements with the potential expense impact of a change in measurement dates. We summarized the categories of measurement date evidence into three groups for purposes of the sensitivity analysis. For a description of the difference categories of evidence that we identified, please see “Methodology Used for Assessing Measurement Dates in Restated Consolidated Financial Statements—Categories of Evidence” within the “Restatement of Consolidated Financial Statements” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

First, we identified the evidence categories that provide a high level of assurance that the approval of the grant happened on the indicated date. Group 1 consists of all evidence listed in Category A, as well as evidence from the “date of the next board meeting” from Category B, since such evidence, as a group, is considered to produce the most definitive evidence that approval of the related grant occurred on the revised measurement date. For these categories of evidence, we do not believe it necessary to prepare a sensitivity analysis.

Next, we grouped all remaining evidence from Category B into Group 2. While we believe this evidence represents the most likely dates that the terms of the awards were first fixed and approved, we do not believe that the evidence is as strong as Group 1. For this second group, we applied an expense sensitivity methodology to examine the largest possible variation in stock-based compensation expense within a range of possible approval dates for each grant. We developed a range using the later of the grant date specified in the UWC as the beginning of the range or, in instances where we had the UWC data file, we used the last modified date of the file as the beginning of the range as we believe the electronic evidence is a much stronger indicator of the date the UWC was prepared. We then used the later of the revised measurement date or the Equity Edge input date for each grant as the end of the range. While we believe the evidence used to determine the revised measurement dates in these categories to be the best available, we also believe that illustrating differences in stock-based compensation expense using differing methodologies provides the reader of the financial statements insight into the potential fluctuations in stock-based compensation expense within these evidence categories.

After developing the range for the grant dates within the second group, we selected the highest and lowest closing price of our stock within the range for each grant and calculated the difference in stock-based compensation expense for the grants in Group 2 using the highest and the lowest stock price within the range, and compared the aggregate results to the stock-based compensation expense that resulted from using this group’s “best available evidence.” Had we used the highest closing price of our stock within the range resulting from the above methodology for each grant in Group 2, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have increased by $13.8 million. Had we used the lowest closing price of our stock within the range resulting from the above methodology for each grant, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have decreased by $15.6 million.

Group 3 consisted of the evidence from Category C. Similar to the expense sensitivity methodology used for Group 2, we developed a range for each grant using the later of the grant date specified in the UWC as the beginning of the range or, in instances where we had the UWC data file, we used the last modified date of the file as the beginning of the range as we believe the electronic evidence is a much stronger indicator of the date the UWC was prepared. We used the Equity Edge input date for each grant as the end of the range. Within the identified range we selected the highest and lowest closing price of our stock within the range for each grant and calculated the difference in stock-based compensation expense for the grants in Group 3 using the highest and the lowest stock price within the range and compared the aggregate results to the stock-based compensation expense that resulted from using this group’s “best available evidence.” Had we used the highest closing price of our stock within the range resulting from the above methodology for each grant in Group 3, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have increased by $1.7 million. Had we used the lowest closing price of our stock within the range resulting from the above methodology for each grant, our total restated stock-based compensation adjustment relating to the revision in measurement dates would have decreased by $3.3 million.

The overall results of the sensitivity analysis are presented below (in thousands):

	Remeasurement Methodology	High	Change from Remeasurement Methodology	Low	Change from Remeasurement Methodology
2000	$8,094	$8,359	$265	$8,094	$—
2001	43,034	48,467	5,433	39,737	(3,297)
2002	3,659	11,522	7,863	(9,612)	(13,271)
2003	2,133	3,254	1,121	751	(1,382)
2004	4,181	4,705	524	3,719	(462)
2005	9	269	260	(365)	(374)
2006	3,271	3,308	37	3,184	(87)

	$64,381	$79,884	$15,503	$45,508	$(18,873)

Payroll and Withholding Taxes, Penalties and Interest

Internal Revenue Code Section 421 prohibits the granting of Incentive Stock Options (“ISO’s”) with an exercise price below fair market value of the underlying shares on the date of grant. As described above, nearly all of our stock options granted since November 18, 1999 were subject to revised measurement dates. Therefore, many of the stock options that were granted as ISO’s should have been treated as Non-Qualified (“NQ”) stock options for purposes of payroll taxes. We did not withhold Federal Income Taxes, State Income Taxes, FICA or Medicare on the options that were issued as ISO’s that should have been treated as NQ stock options (due to their below-market grant pricing). However, it is our position that in certain circumstances we should have withheld such taxes. As described below, we have accrued payroll and withholding taxes, penalties and interest for these NQ stock options and included these amounts in the restated financial statements.

However, since the statute of limitations has expired for years prior to calendar year 2003, we have reversed expense recorded in prior periods and recognized a benefit in the periods in which the statute of limitations for the respective option exercise expires. In most instances, ISO’s which were exercised as a same-day sale were properly treated as a disqualifying disposition and the income was reported on the individuals Form W-2. In these situations, we accrued payroll taxes, penalties and interest but did not accrue Federal or State Income Taxes as the income from the disqualifying disposition of stock options was included on the employee’s Form W-2 and applicable State and Federal Income Taxes were paid by the employee. For certain ISO’s which subsequently converted to a NQ stock option, we accrued Federal and State Income Taxes, payroll taxes, penalties and interest at the applicable rates, if the income was not reported on the individuals Form W-2.

The combination of taxes, penalties and interest resulted in a net compensation charge of $2.0 million for fiscal years 2000 through 2006.

We believe that the unpaid employee portion of taxes represents joint and several obligations of both us and our employees. However, the change of status of employee options from ISO to NQ was a result of flaws in our stock option granting practices as discussed above. We believe that the employees would likely have a valid claim against us in the event we attempted to recover a portion of the additional taxes, penalties and interest from them. Accordingly, we believe it is appropriate to accrue both the employee and the employer portions of all taxes. In addition, we believe such additional taxes, penalties and interest should be recorded in the respective years in which the underlying in-the-money options were exercised. Since we have fully reserved our deferred tax assets, we did not record any net change to our deferred tax assets associated with this restatement.

Results of Operations

Net Revenue

The following is a summary of net revenue and the changes in net revenue by fiscal year (in thousands):

	Year Ended April 30,
	2006	2005	2004
Total net revenue	$141,722	$96,186	$66,068
Change from prior year ($)	$45,536	$30,118	$20,330
Change from prior year (%)	47.3%	45.6%	44.4%

Net revenue increased by 47.3% to $141.7 million in fiscal 2006 from $96.2 million in fiscal 2005. The growth in net revenue from fiscal 2005 to fiscal 2006 was primarily attributable to continued market acceptance of our products, coupled with increased sales and marketing efforts to broaden our market presence and expand our distribution channels. Our net revenue and market share in the proxy appliance market has shown meaningful growth in the last few years; however, during the second half of fiscal 2006 we started to see signs of slower growth in the proxy appliance market. We believe that any further gains in market share in the proxy appliance market will be more difficult to achieve than earlier gains in market share, and will occur more slowly, if at all.

Demand for our products and related services increased in fiscal 2005 compared to fiscal 2004, which resulted in an increase in net revenue of $30.1 million, or 45.6%, from the prior year. The increase in demand was primarily attributable to continued market acceptance of our products resulting from investments in our sales and marketing organizations, as well as our focus on larger enterprise customers.

One of our North American customers accounted for 10.2%, 15.9% and 24.1% of our net revenue during the years ended April 30, 2006, 2005 and 2004, respectively. As of April 30, 2006, no customer accounted for more than 10.0% of gross accounts receivable. As of April 30, 2005, one of our North American customers accounted for 11.3% of our gross accounts receivable.

The following is a summary of net revenue by geographic area (in thousands):

	Year Ended April 30,
	2006	2005	2004
North America	$70,866	$48,951	$36,955
EMEA	54,235	30,148	19,608
Asia	16,621	17,087	9,505

Total net revenue	$141,722	$96,186	$66,068

In fiscal 2006, we continued to experience strong growth in all geographic markets, except Asia. In fiscal 2005, we experienced strong growth from the prior year in all geographic markets.

Net revenue in North America increased $21.9 million in fiscal 2006, up 44.8% from prior year, primarily as a result of increased demand for our products and services. Net revenue in North America increased $12.0 million in fiscal 2005, up 32.5% from the prior year, on strong demand, especially for our ProxySG appliances. Net revenue in North America comprised a significant portion of the total net revenue primarily because we focused a substantial portion of our sales and marketing activities in North America.

Net revenue in Europe, Middle East, and Africa (“EMEA”) increased $24.1 million in fiscal 2006, up 79.9% from the prior year. Net revenue in EMEA increased $10.5 million in fiscal 2005, up 53.8% from the prior year. The year-over-year increases in net revenue in EMEA for both fiscal 2006 and 2005 were primarily related to investments in our sales and marketing organizations in the region and broader market acceptance of our products, coupled with continued leverage from our channel distribution model.

Net revenue in Asia decreased 2.7% to $16.6 million in fiscal 2006 from the prior year, partially attributable to the transition from a reseller model within the region to a distribution model. Since we defer revenue on shipments to our distributors who have certain stock rotation rights until a point of sale report is received from the distributor stating that our products have been sold to a customer, there is a delay in the timing of revenue recognition for certain orders. Net revenue in Asia increased 79.8% to $17.1 million in fiscal 2005 from the prior year as a result of increased demand for our products and related services as well as increased investment in our sales and marketing organization in the Asia region.

Gross Profit

The following is a summary of gross profit by fiscal year (in thousands):

	Year Ended April 30,
	2006	2005	2004
		(as restated)[1]	(as restated)[1]
Gross profit	$98,674	$64,676	$44,712
Gross profit as a percentage of net revenue	69.6%	67.2%	67.7%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Fiscal 2006 gross profit increased $34.0 million, or 52.6%, from the prior year primarily due to higher net revenue. Gross profit as a percent of net revenue increased 2.4% from fiscal 2005 to fiscal 2006, which was primarily attributable to more favorable product pricing and improvements in product cost, as well as increased absorption of fixed manufacturing costs due to increased net revenue. These factors were partially offset by continued investments in our service infrastructure to support our increasing customer base.

Gross profit for fiscal 2005 increased $20.0 million, representing a 44.7% increase from the prior year, which was consistent with the increase in net revenue. As a percentage of net revenue, gross profit in fiscal 2005 decreased slightly to 67.2% from 67.7% in fiscal 2004 due, in part, to our investments in our service infrastructure (approximately $0.5 million of which related to the Cerberian acquisition), partially offset by the gross profit improvement associated with the increased absorption of fixed manufacturing and service costs resulting from the increase in net revenue.

The gross profit amounts presented above included stock-based compensation expense of approximately $0.1 million, $0.2 million and $0.1 million for fiscal years 2006, 2005 and 2004, respectively.

Research and Development

The following is a summary of research and development expense by fiscal year (in thousands):

	Year Ended April 30,
	2006	2005	2004
		(as restated)[1]	(as restated)[1]
Research and development	$26,785	$17,881	$13,454
Research and development as a percentage of net revenue	18.9%	18.6%	20.4%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs.

Research and development expense increased $8.9 million to $26.8 million in 2006 from $17.9 million in 2005. The increase in research and development expense was primarily attributable to increased headcount and related costs required to effect the enhancement of our product portfolio, as well as increased spending on engineering prototype materials in order to enhance existing applications and address new product development. Approximately $0.8 million of the increase in research and development expense from the prior year related to the increased headcount and related expenses from the acquisition of Permeo in March 2006.

Research and development expense in fiscal 2005 increased $4.4 million over the prior year. Research and development expense increased over the prior year primarily due to an increase in headcount of 34 people hired to facilitate the continued development of our product portfolio, 7 of which resulted from the Cerberian acquisition in November 2004. Research and development expense for fiscal 2005 includes approximately $0.6 million related to the Cerberian acquisition.

Research and development expenses presented above included stock-based compensation expense of approximately $0.9 million, $1.5 million and $1.9 million for fiscal years 2006, 2005 and 2004, respectively.

Research and development headcount was 176 at April 30, 2006, 116 at April 30, 2005 and 82 at April 30, 2004. The acquisition of Permeo resulted in the addition of 28 people in the research and development organization in fiscal 2006. We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives. As a result, as our net revenue allows, we expect research and development expense to continue to increase in absolute dollars.

Sales and Marketing

The following is a summary of sales and marketing expense by fiscal year (in thousands):

	Year Ended April 30,
	2006	2005	2004
		(as restated)[1]	(as restated)[1]
Sales and marketing	$52,829	$35,334	$25,664
Sales and marketing as a percentage of net revenue	37.3%	36.7%	38.8%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses.

Sales and marketing expense increased $17.5 million to $52.8 million in 2006 from $35.3 million in fiscal 2005. The increase in sales and marketing expense was primarily attributable to increases in sales personnel, marketing program spending, and volume-related expenses such as commission payments and higher travel costs. Approximately $0.3 million of the increase in sales and marketing expense from the prior year related to increased headcount and related expenses from the acquisition of Permeo in March 2006.

Sales and marketing expense increased $9.7 million in fiscal 2005 from the prior year as we continued to execute our strategy of expanding our market presence through investment in our sales and marketing organizations. Sales and marketing expense for fiscal 2005 includes approximately $0.5 million related to the Cerberian acquisition in November 2004.

Sales and marketing expenses presented above included stock-based compensation expense of approximately $0.6 million, $1.2 million and $1.1 million for fiscal years 2006, 2005 and 2004, respectively.

Sales and marketing headcount was 189 at April 30, 2006, 126 at April 30, 2005 and 93 at April 30, 2004. The acquisition of Permeo resulted in the addition of 11 people in the sales and marketing organization in fiscal 2006. We expect sales and marketing expense to increase in absolute dollars because we intend to expand domestic and international markets, establish and expand new distribution channels, and introduce new products.

General and Administrative

The following is a summary of general and administrative expense by fiscal year (in thousands):

	Year Ended April 30,
	2006	2005	2004
		(as restated)[1]	(as restated)[1]
General and administrative expense	$13,593	$6,703	$8,149
General and administrative as a percentage of net revenue	9.6%	7.0%	12.3%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses.

General and administrative expense increased $6.9 million to $13.6 million in fiscal 2006 from $6.7 million in fiscal 2005. Stock-based compensation expense within general and administrative expense increased to $1.8 million in fiscal 2006 from a benefit of $2.1 million in fiscal 2005, resulting in a year-over-year increase in stock-based compensation expense of approximately $3.9 million. The remaining increase in general and administrative expense was primarily attributable to increased headcount and related costs, as well as professional fees related to compliance with the Sarbanes-Oxley Act of 2002.

General and administrative expense decreased $1.4 million to $6.7 million in fiscal 2005 from $8.1 million in fiscal 2004. Stock-based compensation expense within general and administrative expense was a benefit of $2.1 million in fiscal 2005 as compared to an expense of $2.9 million in fiscal 2004, resulting in a year-over-year decrease in stock-based compensation expense of approximately $5.0 million. This fluctuation was primarily related to the remeasurement of certain stock option grants accounted for as variable awards. This decrease was partially offset by increases in headcount, professional fees related to compliance with the Sarbanes-Oxley Act of 2002, as well as legal fees associated with various legal matters more fully described in Note 10 to the consolidated financial statements.

General and administrative expenses presented above included stock-based compensation expense/(benefit) of approximately $1.8 million, $(2.1) million and $2.9 million for fiscal years 2006, 2005 and 2004, respectively.

General and administrative headcount was 65 at April 30, 2006, 40 at April 30, 2005 and 32 at April 30, 2004. We expect that general and administrative expense will increase in absolute dollars as we increase headcount and expand our infrastructure to manage any increase in business volume.

Restructuring (reversal) Charges

As of April 30, 2006, all actions under our February 2002, August 2001, and February 2001 restructuring plans had been completed, except for payment of future rent obligations of $0.8 million, which are to be paid in cash through fiscal 2008.

The following summarizes restructuring (reversal) expense and changes in restructuring expense by fiscal year (in thousands):

	Year Ended April 30,
	2006	2005	2004
Restructuring (reversal) expense	$(48)	$(96)	$1,536
Change in restructuring (reversal) expense	$(48)	$(1,632)	$263
% Change in restructuring expense	50.0%	(106.3)%	20.7%

In fiscal 2006, we reduced our restructuring accrual by $48,000 due to decreases in the estimated costs required to restore two leased facilities to the condition stipulated in the related lease agreements.

In fiscal 2005, we reduced our restructuring accrual by $72,000 related to a revised estimate of real estate taxes on one of the leased facilities and by $24,000 related to contract termination costs, which were lower than originally estimated.

In fiscal 2004, we increased our restructuring accruals for abandoned lease space by $1.5 million to reflect additional revisions to market information provided by a commercial real estate broker.

The following table summarizes activity related to restructuring activity during the three years ended April 30, 2006 (in thousands):

	Abandoned Lease Space Accrual	Contract Termination and Facilities Closure Accrual	Total
Balances at April 30, 2003	$7,989	$48	$8,037
Cash payments	(2,947)	(22)	(2,969)
Additions	1,536	—	1,536

Balances at April 30, 2004	6,578	26	6,604
Cash payments	(2,863)	(2)	(2,865)
Reversals	(72)	(24)	(96)

Balances as of April 30, 2005	3,643	—	3,643
Cash payments	(2,701)	—	(2,701)
Reversals	(48)	—	(48)

Balances as of April 30, 2006	894	—	894
Less: current portion included in “Current liabilities”	604	—	604

Long-term restructuring accrual	$290	$—	$290

Acquired In-Process Technology

We recorded a non-cash charge of $3.3 million in fiscal 2006 for the value of in-process technology acquired in the Permeo acquisition, which relates to research and development projects that had not yet reached technological feasibility and had no future use in our development activities.

We recorded a non-cash charge of approximately $0.2 million in fiscal 2004 for the value of in-process technology acquired in the Ositis acquisition, which relates to research and development projects that had not yet reached technological feasibility and had no future use in our development activities.

To establish the value of the in-process technology acquired from Permeo and Ositis we used an income approach, which values an asset based on the earnings capacity of such asset considering the future cash flows that could potentially be generated by the asset over its estimated remaining life. These cash flows were discounted to their present value using a discount rate of 29.0% and 25.0%, respectively, which is equal to a rate that would theoretically provide sufficient return to a potential investor at an appropriate level of risk. The present value of the cash flows over the life of the asset is summed to equal the estimated value of the asset.

Interest Income and Other Income (Expense)

The following summarizes interest income and other income (expense) and changes in interest income and other income (expense) by fiscal year (in thousands):

	Year Ended April 30,
	2006	2005	2004
Interest income	$2,055	$691	$295
Other income (expense)	$(349)	$(124)	$115
% Change in interest income	197.4%	134.2%	(32.5)%
% Change in other income (expense)	(181.5)%	(207.8)%	276.9%

Interest income increased for the year ended April 30, 2006 and 2005 as a result of higher average cash and investment balances throughout the year as well as higher interest rates compared to the prior year.

Other income and expense consists primarily of realized gains and losses on investments, foreign currency exchange gains or losses, banking fees, and non-recurring gains or losses realized outside our normal course of business. Other expense for fiscal 2006 and 2005 primarily consists of foreign currency exchange losses. The increase in other income for fiscal 2004 primarily reflected the recording of penalties and interest associated with our investigation into historical stock option granting practices, and our recovery on a previously reserved employee note that was collected during the fourth quarter of fiscal 2004.

Provision for Income Taxes

The following summarizes the provision for income taxes and changes in the provision for income taxes by fiscal year (in thousands):

	Year Ended April 30,
	2006	2005	2004
Provision for income taxes	$275	$117	$124
Change in provision	$158	$(7)	$(137)
% Change in provision	135.0%	(5.6)%	(52.5)%

The provision for income taxes of $0.3 million, $0.1 million and $0.1 million for the years ended April 30, 2006, 2005 and 2004, respectively, is comprised entirely of foreign corporate income taxes currently due.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized in future periods. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including operating results, our history of losses and forecasts of future taxable income. We believe that, based on the weight of available evidence, it is more likely than not that we will not be able to realize our deferred tax assets. Therefore, a full valuation allowance has been recorded at April 30, 2006 and 2005.

As of April 30, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $276.9 million, which will expire in fiscal years ending in 2011 through 2026 if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $163.0 million, which will expire in fiscal years ending in 2008 through 2016 if not utilized. We also had federal and California research and other tax credit carryforwards of approximately $3.7 million and $4.0 million respectively. The federal credit will expire in fiscal years 2012 through 2026 if not utilized. The California credits are not subject to expiration.

The utilization of certain of our historical and acquired net operating loss and tax credit carryforwards, in the amounts of $ 113.0 million and $ 0.7 million, are subject to annual limitations ranging from approximately $1.0 million to $30.8 million. In addition, utilization of our net operating loss and credit carryforwards may be subject to substantial annual limitations in the future due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. See Note 8—“Income Taxes” for additional information.

Acquisitions

Permeo Technologies, Inc. On March 3, 2006, we completed the acquisition of Permeo, Inc. (“Permeo”). The purchase price of $45.3 million consisted of $14.9 million in cash consideration, 1.3 million shares of our common stock valued at $28.7 million, $1.0 million in estimated direct transaction costs, $0.9 million of which had been paid as of April 30, 2006, and Permeo stock options assumed by us valued at $0.6 million. Identifiable intangible assets acquired included developed technology and customer relationships, which are being amortized into “Cost of revenue—Product” and “Operating expenses,” respectively. Permeo was a provider of on-demand information security, providing a comprehensive remote access and information protection solution that safely extended corporate applications to mobile workers, business partners and customers. Permeo’s operations were assumed as of the date of the acquisition and are included in our results of operations beginning on March 3, 2006 and, as a result, are not reflected in our results of operations for the years ended April 30, 2005 and 2004.

Cerberian, Inc. On November 16, 2004, we completed the acquisition of Cerberian, Inc. (“Cerberian”). The purchase price of $19.3 million consisted of 0.8 million shares of Blue Coat common stock valued at $17.4 million, $0.4 million in direct transaction costs, Cerberian options assumed by Blue Coat valued at $0.5 million and the fair value of promissory notes from Cerberian to Blue Coat of $1.0 million. Cerberian was a provider of URL filtering software. Cerberian’s operations were assumed as of the date of the acquisition and are included in our results of operations beginning on November 16, 2004 and, as a result, are not reflected in our results of operations for the year ended April 30, 2004.

Ositis Software, Inc. On November 14, 2003, we completed the acquisition of Ositis Software, Inc. (“Ositis”). The purchase price of $8.7 million consisted of 0.4 million shares of Blue Coat common stock valued at $6.7 million, $1.1 million in cash and $0.9 million in direct transaction costs. Ositis developed Web security and Internet access technologies. Ositis offered software and appliance solutions that provided customers with a system to safeguard and connect networked devices. Ositis’ operations were assumed as of the date of the acquisition and are included in our results of operations beginning on November 14, 2003.

All three acquisitions were accounted for as purchases in accordance with SFAS No. 141, Accounting for Business Combinations (“SFAS No. 141”); accordingly, we allocated the purchase price to the fair value of net tangible and intangible assets acquired, with the excess purchase price allocated to goodwill.

Stock-Based Compensation

The following summarizes stock-based compensation expense included in the cost classifications in our consolidated statement of operations for the years ended April 30, 2006, 2005 and 2004, respectively (in thousands):

	Year Ended April 30,
	2006	2005	2004
		(as restated)	(as restated)
Stock-based compensation (reversal):
Classified in cost of goods sold
Cost of product	$31	$114	$73
Cost of service	57	60	42

Subtotal	88	174	115
Classified in operating expense:
Research and development	866	1,505	1,923
Sales and marketing	618	1,191	1,124
General and administrative	1,809	(2,126)	2,942

Subtotal	3,293	570	5,989

Total stock-based compensation expenses	$3,381	$744	$6,104

Unaudited Financial Data for Interim Periods of Fiscal 2006 and Fiscal 2005

The following tables present our quarterly financial data for fiscal 2006 and fiscal 2005. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statements. All necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to fairly present the quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations.

The quarterly consolidated statements of operations set forth below have been restated from previously-reported information filed in our quarterly reports on Forms 10-Q for all quarters of fiscal 2005 and for the first three quarters of fiscal 2006 (in thousands, except per share amounts):

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR INTERIM PERIODS OF FISCAL 2005 AND FISCAL 2006

	2005				2006
	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006	April 30, 2006
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Net revenue:
Product	$17,140	$17,906	$20,133	$23,316	$27,890	$30,674	$28,986	$28,533
Service	3,984	4,022	4,616	5,069	5,478	6,028	6,531	7,602

Total net revenue	21,124	21,928	24,749	28,385	33,368	36,702	35,517	36,135
Cost of net revenue:
Product (*)	5,734	6,134	6,588	7,270	8,599	8,186	7,737	8,685
Service (*)	1,236	1,413	1,425	1,710	1,884	2,495	2,605	2,857

Total cost of net revenue	6,970	7,547	8,013	8,980	10,483	10,681	10,342	11,542
Gross profit	14,154	14,381	16,736	19,405	22,885	26,021	25,175	24,593
Operating expenses:
Research and development (*)	4,144	4,181	4,618	4,938	5,707	6,276	6,729	8,073
Sales and marketing (*)	7,299	8,177	9,128	10,730	11,795	13,183	13,430	14,421
General and administrative (*)	(736)	2,039	4,450	950	4,366	4,515	2,627	2,085
Amortization of intangible assets	152	152	170	174	174	174	174	184
Restructuring (reversal)	—	—	—	(96)	—	—	—	(48)
In-process technology	—	—	—	—	—	—	—	3,300

Total operating expense	10,859	14,549	18,366	16,696	22,042	24,148	22,960	28,015

Operating income (loss)	3,295	(168)	(1,630)	2,709	843	1,873	2,215	(3,422)
Interest income	89	148	200	254	351	444	620	640
Other income (expense)	(4)	(29)	(55)	(36)	25	(101)	(124)	(149)

Income (loss) before income taxes	3,380	(49)	(1,485)	2,927	1,219	2,216	2,711	(2,931)
Provision for income taxes	70	(20)	11	56	90	158	9	18

Net income (loss)	$3,310	$(29)	$(1,496)	$2,871	$1,129	$2,058	$2,702	$(2,949)

Net income (loss) per common share:
Basic	$0.30	$(0.00)	$(0.12)	$0.23	$0.09	$0.16	$0.21	$(0.21)

Diluted	$0.26	$(0.00)	$(0.12)	$0.21	$0.08	$0.14	$0.18	$(0.21)

Weighted average shares used in computing net income (loss) per common share:
Basic	11,065	11,197	11,992	12,259	12,353	12,705	12,962	13,839

Diluted	12,752	11,197	11,992	13,514	13,815	14,624	14,845	13,839

(*) Includes stock-based compensation (reversal) as follows:
Cost of product	$24	$32	$31	$27	$21	$5	$(7)	$12
Cost of service	18	12	14	16	14	15	14	14
Research and development	498	424	329	254	221	227	204	214
Sales and marketing	415	351	275	150	178	168	151	121
General and administrative	(2,431)	(35)	1,919	(1,579)	1,673	1,405	(328)	(941)

Total stock-based compensation (reversal)	$(1,476)	$784	$2,568	$(1,132)	$2,107	$1,820	$34	$(580)

CONSOLIDATED BALANCE SHEETS

FOR INTERIM PERIODS OF FISCAL 2005 AND FISCAL 2006

	2005				2006
	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006	April 30, 2006
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$40,770	$42,609	$44,200	$47,184	$53,284	$60,540	$60,554	$46,990
Short-term investments	80	80	80	80	80	80	10,080	10,200
Restricted investments	—	—	—	—	—	—	—	996
Accounts receivable, net	9,968	10,794	8,814	11,541	14,622	18,815	18,222	22,285
Inventories	1,127	966	990	350	337	955	959	435
Prepaid expenses and other current assets	2,523	2,957	2,863	3,460	4,084	3,929	3,850	3,895

Total current assets	54,468	57,406	56,947	62,615	72,407	84,319	93,665	84,801
Property and equipment, net	2,717	3,350	3,307	3,763	5,538	6,846	7,187	8,059
Restricted investments	1,991	1,493	1,493	1,855	1,855	1,855	1,357	361
Goodwill	7,470	7,470	24,868	24,753	24,753	24,753	24,753	62,462
Identifiable intangible assets, net	1,697	1,545	4,297	3,993	3,690	3,386	3,083	7,758
Other assets	915	1,004	904	883	1,108	888	810	723

Total assets	$69,258	$72,268	$91,816	$97,862	$109,351	$122,047	$130,855	$164,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,069	$3,033	$2,958	$3,743	$5,825	$5,642	$5,145	$5,437
Accrued payroll and related benefits	2,991	3,358	3,783	4,359	5,094	5,738	6,926	7,451
Deferred revenue	10,416	11,229	12,090	13,592	17,373	20,546	23,522	25,946
Accrued restructuring	3,085	2,949	2,694	2,729	2,542	1,943	1,362	604
Other accrued liabilities	5,437	5,298	3,525	3,979	4,625	4,626	3,699	4,638

Total current liabilities	24,998	25,867	25,050	28,402	35,459	38,495	40,654	44,076
Accrued restructuring, less current portion	2,788	2,204	1,703	914	467	359	253	290
Deferred revenue, less current portion	1,934	2,159	2,578	3,318	4,202	5,105	6,154	7,844
Deferred rent, less current portion	—	—	—	—	—	583	1,465	1,996

Total liabilities	29,720	30,230	29,331	32,634	40,128	44,542	48,526	54,206
Commitment and contingencies:
Stockholders’ equity:
Preferred stock	$—	$—	$—	$—	$—	$—	$—	$—
Common stock	1	1	1	1	1	2	2	2
Additional paid-in capital	950,570	952,767	974,317	973,530	976,161	982,243	984,032	1,014,493
Treasury stock	(903)	(903)	(903)	(903)	(903)	(903)	(903)	(903)
Deferred stock-based compensation	(4,107)	(3,780)	(3,385)	(2,729)	(2,489)	(2,348)	(2,022)	(1,901)
Accumulated deficit	(906,018)	(906,047)	(907,543)	(904,672)	(903,543)	(901,485)	(898,783)	(901,732)
Accumulated other comprehensive income (loss)	(5)	—	(2)	1	(4)	(4)	3	(1)

Total stockholders’ equity	39,538	42,038	62,485	65,228	69,223	77,505	82,329	109,958

Total liabilities and stockholders’ equity	$69,258	$72,268	$91,816	$97,862	$109,351	$122,047	$130,855	$164,164

The following tables present the impact of the additional stock-based compensation expense-related adjustments, as well as other non-stock-based compensation adjustments which were recorded in this restatement, on our previously-reported consolidated statements of operations for all the quarters of fiscal 2005 and the first three quarters of fiscal 2006 (in thousands, except per share amounts):

RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE RESTATED INTERIM PERIODS OF FISCAL 2006

	Quarter ended January 31, 2006			Quarter ended October 31, 2005			Quarter ended July 31, 2005
	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
Net revenue:
Product	$28,986	$—	$28,986	$30,674	$—	$30,674	$27,890	$—	$27,890
Service	6,531	—	6,531	6,028	—	6,028	5,478	—	5,478

Total net revenue	35,517	—	35,517	36,702	—	36,702	33,368	—	33,368
Cost of net revenue:
Product (*)	7,732	5	7,737	8,168	18	8,186	8,565	34	8,599
Service (*)	2,587	18	2,605	2,475	20	2,495	1,865	19	1,884

Total cost of net revenue	10,319	23	10,342	10,643	38	10,681	10,430	53	10,483
Gross profit	25,198	(23)	25,175	26,059	(38)	26,021	22,938	(53)	22,885
Operating expenses:
Research and development (*)	6,403	326	6,729	5,928	348	6,276	5,365	342	5,707
Sales and marketing (*)	13,202	228	13,430	12,937	246	13,183	11,669	126	11,795
General and administrative (*)	2,940	(313)	2,627	3,095	1,420	4,515	2,678	1,688	4,366
Amortization of intangible assets	174	—	174	174	—	174	174	—	174

Total operating expense	22,719	241	22,960	22,134	2,014	24,148	19,886	2,156	22,042

Operating income (loss)	2,479	(264)	2,215	3,925	(2,052)	1,873	3,052	(2,209)	843
Interest income	635	(15)	620	458	(14)	444	367	(16)	351
Other income (expense)	(91)	(33)	(124)	(67)	(34)	(101)	57	(32)	25

Income (loss) before income taxes	3,023	(312)	2,711	4,316	(2,100)	2,216	3,476	(2,257)	1,219
Provision for income taxes	9	—	9	158	—	158	90	—	90

Net income (loss)	$3,014	$(312)	$2,702	$4,158	$(2,100)	$2,058	$3,386	$(2,257)	$1,129

Net income (loss) per common share:
Basic	$0.23	$(0.02)	$0.21	$0.33	$(0.17)	$0.16	$0.27	$(0.18)	$0.09

Diluted	$0.20	$(0.02)	$0.18	$0.28	$(0.14)	$0.14	$0.24	$(0.16)	$0.08

Weighted average shares used in computing net income (loss) per common share:
Basic	12,962	—	12,962	12,705	—	12,705	12,353	—	12,353

Diluted	14,845	—	14,845	14,651	(27)	14,624	13,884	(69)	13,815

(*) Includes stock-based compensation (reversal) as follows:
Cost of product	$—	$(7)	$(7)	$1	$4	$5	$1	$20	$21
Cost of service	—	14	14	—	15	15	—	14	14
Research and development	—	204	204	—	227	227	—	221	221
Sales and marketing	—	151	151	—	168	168	—	178	178
General and administrative	1	(329)	(328)	—	1,405	1,405	—	1,673	1,673

Total stock-based compensation (reversal)	$1	$33	$34	$1	$1,819	$1,820	$1	$2,106	$2,107

RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS

FOR INTERIM PERIODS OF FISCAL 2005

	Quarter ended April 30, 2005			Quarter ended January 31, 2005			Quarter ended October 31, 2004			Quarter ended July 31, 2004
(in thousands, except per share amounts)	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
Net revenue:
Product	$23,316	$—	$23,316	$20,133	$—	$20,133	$17,906	$—	$17,906	$17,140	$—	$17,140
Service	5,069	—	5,069	4,616	—	4,616	4,022	—	4,022	3,984	—	3,984

Total net revenue	28,385	—	28,385	24,749	—	24,749	21,928	—	21,928	21,124	—	21,124
Cost of net revenue:
Product (*)	7,238	32	7,270	6,552	36	6,588	6,096	38	6,134	5,703	31	5,734
Service (*)	1,691	19	1,710	1,409	16	1,425	1,401	12	1,413	1,220	16	1,236

Total cost of net revenue	8,929	51	8,980	7,961	52	8,013	7,497	50	7,547	6,923	47	6,970
Gross profit	19,456	(51)	19,405	16,788	(52)	16,736	14,431	(50)	14,381	14,201	(47)	14,154
Operating expenses:
Research and development (*)	4,636	302	4,938	4,240	378	4,618	3,891	290	4,181	3,756	388	4,144
Sales and marketing (*)	10,337	393	10,730	8,744	384	9,128	7,871	306	8,177	6,956	343	7,299
General and administrative (*)	1,771	(821)	950	3,528	922	4,450	2,077	(38)	2,039	1,699	(2,435)	(736)
Amortization of intangible assets	174	—	174	170	—	170	152	—	152	152	—	152
Restructuring (reversal)	(96)	—	(96)	—	—	—	—	—	—	—	—	—

Total operating expense	16,822	(126)	16,696	16,682	1,684	18,366	13,991	558	14,549	12,563	(1,704)	10,859

Operating income (loss)	2,634	75	2,709	106	(1,736)	(1,630)	440	(608)	(168)	1,638	1,657	3,295
Interest income	250	4	254	208	(8)	200	150	(2)	148	92	(5)	89
Other income (expense)	(7)	(29)	(36)	(36)	(19)	(55)	(3)	(26)	(29)	20	(24)	(4)

Income (loss) before income taxes	2,877	50	2,927	278	(1,763)	(1,485)	587	(636)	(49)	1,750	1,630	3,380
Provision for income taxes	56	—	56	11	—	11	(20)	—	(20)	70	—	70

Net income (loss)	$2,821	$50	$2,871	$267	$(1,763)	$(1,496)	$607	$(636)	$(29)	$1,680	$1,630	$3,310

Net income (loss) per common share:
Basic	$0.23	$0.00	$0.23	$0.02	$(0.14)	$(0.12)	$0.05	$(0.05)	$(0.00)	$0.15	$0.15	$0.30

Diluted	$0.21	$0.00	$0.21	$0.02	$(0.14)	$(0.12)	$0.05	$(0.05)	$(0.00)	$0.13	$0.13	$0.26

Weighted average shares used in computing net income (loss) per common share:
Basic	12,259	—	12,259	11,992	—	11,992	11,197	—	11,197	11,065	—	11,065

Diluted	13,565	(51)	13,514	13,245	(1,253)	11,992	12,283	(1,086)	11,197	12,846	(94)	12,752

(*) Includes stock-based compensation (reversal) as follows:
Cost of product	$—	$27	$27	$1	$30	$31	$3	$29	$32	$4	$20	$24
Cost of service	—	16	16	—	14	14	—	12	12	—	18	18
Research and development	1	253	254	1	328	329	183	241	424	185	313	498
Sales and marketing	—	150	150	4	271	275	158	193	351	160	255	415
General and administrative	(746)	(833)	(1,579)	1,008	911	1,919	14	(49)	(35)	15	(2,446)	(2,431)

Total stock-based compensation (reversal)	$(745)	$(387)	$(1,132)	$1,014	$1,554	$2,568	$358	$426	$784	$364	$(1,840)	$(1,476)

The following tables present the impact of the additional stock-based compensation expense-related adjustments, as well as other non-stock-based compensation adjustments which were recorded in this restatement, on our previously-reported condensed consolidated balance sheets for the four quarters of fiscal 2005 and the first three quarters of fiscal 2006 (in thousands):

RECONCILIATION OF CONSOLIDATED BALANCE SHEETS

FOR INTERIM PERIODS OF FISCAL 2006

	As of January 31, 2006			As of October 31, 2005			As of July 31, 2005.
	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
Selected Condensed Consolidated Balance Sheet Data:
Total assets	$130,855	$—	$130,855	$122,047	$—	$122,047	$109,351	$—	$109,351

Accrued payroll and related benefits	$5,197	$1,729	$6,926	$4,288	$1,450	$5,738	$3,923	$1,171	$5,094
Total liabilities	46,797	1,729	48,526	43,092	1,450	44,542	38,957	1,171	40,128

Common stock	2	—	2	2	—	2	1	—	1
Additional paid-in capital	934,424	49,608	984,032	932,343	49,900	982,243	927,947	48,214	976,161
Treasury stock	(903)	—	(903)	(903)	—	(903)	(903)	—	(903)
Deferred stock-based compensation	(2)	(2,020)	(2,022)	(3)	(2,345)	(2,348)	(9)	(2,480)	(2,489)
Accumulated deficit	(849,466)	(49,317)	(898,783)	(852,480)	(49,005)	(901,485)	(856,638)	(46,905)	(903,543)
Accumulated other comprehensive income (loss)	3	—	3	(4)	—	(4)	(4)	—	(4)

Total stockholders’ equity	84,058	(1,729)	82,329	78,955	(1,450)	77,505	70,394	(1,171)	69,223
Total liabilities and stockholders’ equity	$130,855	$—	$130,855	$122,047	$—	$122,047	$109,351	$—	$109,351

RECONCILIATION OF CONSOLIDATED BALANCE SHEETS

FOR INTERIM PERIODS OF FISCAL 2005

	As of April 30, 2005			As of January 31, 2005			As of October 31, 2004			As of July 31, 2004
	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
Selected Condensed Consolidated Balance Sheet Data:
Inventories	$350	$—	$350	$1,322	$(332)	$990	$1,269	$(303)	$966	$1,363	$(236)	$1,127
Total assets	97,862	—	97,862	92,148	(332)	91,816	72,571	(303)	72,268	69,494	(236)	69,258

Accrued payroll and related benefits	$3,468	$891	$4,359	$3,099	$684	$3,783	$2,885	$473	$3,358	$2,728	$263	$2,991
Deferred revenue	13,592	—	13,592	12,422	(332)	12,090	11,532	(303)	11,229	10,651	(235)	10,416
Other accrued liabilities	3,849	130	3,979	3,525	—	3,525	5,298	—	5,298	5,437	—	5,437
Total liabilities	31,613	1,021	32,634	28,979	352	29,331	30,060	170	30,230	29,692	28	29,720

Common stock	1	—	1	1	—	1	1	—	1	1	—	1
Additional paid-in capital	927,184	46,346	973,530	927,061	47,256	974,317	906,530	46,237	952,767	904,791	45,779	950,570
Treasury stock	(903)	—	(903)	(903)	—	(903)	(903)	—	(903)	(903)	—	(903)
Deferred stock-based compensation	(10)	(2,719)	(2,729)	(143)	(3,242)	(3,385)	(5)	(3,775)	(3,780)	(363)	(3,744)	(4,107)
Accumulated deficit	(860,024)	(44,648)	(904,672)	(862,845)	(44,698)	(907,543)	(863,112)	(42,935)	(906,047)	(863,719)	(42,299)	(906,018)
Accumulated other comprehensive income (loss)	1	—	1	(2)	—	(2)	—	—	—	(5)	—	(5)

Total stockholders’ equity	66,249	(1,021)	65,228	63,169	(684)	62,485	42,511	(473)	42,038	39,802	(264)	39,538
Total liabilities and stockholders’ equity	$97,862	$—	$97,862	$92,148	$(332)	$91,816	$72,571	$(303)	$72,268	$69,494	$(236)	$69,258

Financial condition and liquidity

We believe our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may choose at any time to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic investments or to take advantage of business opportunities as they arise.

	April 30,
(In thousands)	2006	2005	2004
		(as restated)[1]	(as restated)[1]
Cash, cash equivalents and short-term investments	$57,190	$47,264	$39,504
Restricted investments	1,357	1,855	1,991

	$58,547	$49,119	$41,495

Percentage of total assets	35.7%	50.2%	61.3%

	Year Ended April 30,
(In thousands)	2006	2005	2004
		(as restated)[1]	(as restated)[1]
Cash provided by operating activities	$22,422	$11,025	$3,951
Cash provided by (used in) investing activities	(32,102)	(5,068)	5,427
Cash provided by financing activities	9,486	1,803	17,262

Net increase (decrease) in cash and cash equivalents	$(194)	$7,760	$26,640

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock. We believe that our cash, cash equivalents and short-term investment balances as of April 30, 2006 and cash generated from operations, if any, will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, or if cash is used for unanticipated purposes, we may need additional capital sooner than expected. Although we cannot guarantee that planned results will be obtained in fiscal 2007 or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned cash flow assumptions can be realized. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Net cash provided by operating activities was $22.4 million for the year ended April 30, 2006 compared with $11.0 million net cash provided by operating activities for the year ended April 30, 2005. The increase in cash provided by operating activities was attributable to higher net income, excluding non-cash stock-based compensation expense, resulting from the increased demand for our products and services. Working capital sources of cash in fiscal 2006 included increases in deferred revenue of $16.7 million, accrued payroll and related benefits of $2.1 million, deferred rent of $2.0 million and accounts payable of $1.8 million. Deferred revenue increased primarily due to increased shipments of Blue Coat WebFilter and service billings, offset by a decrease in other products for which revenue is recognized over time. Accrued payroll and related benefits increased primarily due to payroll tax obligations associated with the restatement of our consolidated financial statements (see “Payroll and Withholding Taxes, Penalties and Interest Related to the Restatement” in Critical Accounting Policies within Item 7 for additional information). Accounts payable increased during the year ended April 30, 2006 as a result of a higher volume of business. Working capital uses of cash included increases in accounts receivable balance of $10.6 million, prepaids and other assets of $0.3 million, as well as a decrease in accrued restructuring of $2.7 million. Accounts receivable increased as a result of higher net revenue in 2006, coupled with an increase in our days of sales outstanding from 32.6 days at April 30, 2005 to 51.0 days at April 30, 2006 as a result of higher net revenue, partially offset by increased collection efforts. Accrued restructuring decreased over the prior year primarily as a result of cash payments made against the restructuring accrual recorded in prior years.

Net cash used in investing activities was $32.1 million for the year ended April 30, 2006 compared with $5.1 million used in investing activities for the year ended April 30, 2005. Net cash used in investing activities for the year ended April 30, 2006 included $15.8 million for the acquisition of Permeo, $10.2 million for the purchase of investment securities, net, and $6.7 million for the purchase of property and equipment. The increased use of cash for property and equipment, as compared to the prior year, was primarily due to the leasehold improvements and equipment purchased for our newly leased headquarters in Sunnyvale, California. Our capital expenditures consisted primarily of purchases of computer equipment, software, furniture and leasehold improvements. Net cash used in investing activities for the year ended April 30, 2005 included $1.4 million related to the acquisition of Cerberian and $0.7 million related to the remaining payments from the Ositis acquisition, as well as purchase of property and equipment of $2.5 million. In the future, we expect that any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities.

Net cash provided by financing activities was $9.5 million for the year ended April 30, 2006 compared with $1.8 million net cash provided by financing activities for the year ended April 30, 2005. The net cash provided by financing activities for the years ended April 30, 2006 and 2005 was from the issuance of common stock through employee stock compensation plans. The net cash provided by our financing activities for fiscal 2004 was primarily attributable to a private equity financing as well as the issuance of common stock through employee stock compensation plans.

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. As of April 30, 2006, we had a total of $57.2 million in cash, cash equivalents and short-term investment, as well as $1.3 million in restricted investments, providing us with a total cash and investments position of $58.5 million.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating leases:
Abandoned space	$1,277	$1,019	$258	$—	$—
In use	11,208	2,552	5,552	3,104	—

Total	12,485	3,571	5,810	3,104	—
Purchase and other commitments (1)	3,616	3,616	—	—	—

Total	$16,101	$7,187	$5,810	$3,104	$—

(1)	We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory and manufacturing material. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due in fiscal 2007. Our minimum obligation at April 30, 2006 under these arrangements was $3.6 million.

We lease certain office facilities under non-cancelable operating leases that expire at various dates through 2011. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the terms of the respective leases.

In September 2005, we commenced a five-year operating lease of a building that serves as our headquarters in Sunnyvale, California. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit provides for automatic annual extensions, without amendment, through the end of the lease term in August 2010.

In July 2001, we commenced a five-year operating lease that served as our research and development facility in Sunnyvale, California. As part of this agreement, we were required to maintain a $2.0 million irrevocable standby letter of credit with a major financial institution as a form of security. The letter of credit provided for automatic annual extensions, without amendment, through the end of the lease term in June 2006. In accordance with the lease agreement, the standby letter of credit was reduced by $0.5 million in each of October 2004 and December 2005, respectively, resulting in the remaining balance of $1.0 million as of April 30, 2006.

As of April 30, 2006 and 2005, we have $1.0 million and $0, respectively, recorded as short-term restricted investments; we have $0.4 million and $1.9 million, respectively, recorded as long-term restricted investments in connection with the above two items as of April 30, 2006 and 2005, respectively.

Off-Balance Sheet Arrangements

As of April 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to certain market risks, including changes in exchange rates and interest rates. We do not undertake any specific actions to cover our exposures to exchange and interest rate risks, and we are not a party to any risk management transactions. We also do not purchase or hold any derivative financial instruments for speculative or trading purposes.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of April 30, 2006, we had $57.2 million invested primarily in money market funds, commercial paper, corporate securities and auction rate preferred securities that are included in cash, cash equivalents and short-term investments in our consolidated balance sheets. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States (“U.S.”) and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of our sales are currently billed and collected in U.S. dollars, a strengthening of the dollar could make our products less price-competitive in foreign markets. If the events described above were to occur, our net revenue and earnings could be seriously impacted, since a significant portion of our net revenue and earnings are derived from international operations. For the fiscal years 2006, 2005 and 2004, approximately 50.0%, 49.1% and 44.1%, respectively, of our total net revenue were derived from customers outside of North America. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

Item 8. Financial Statements and Supplementary Data

BLUE COAT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	April 30, 2006	2005
		(as restated)[1]
ASSETS
Current assets:
Cash and cash equivalents	$46,990	$47,184
Short-term investments	10,200	80
Restricted investments	996	—
Accounts receivable, net of allowance of $145 and $235, respectively	22,285	11,541
Inventories	435	350
Prepaid expenses and other current assets	3,895	3,460

Total current assets	84,801	62,615

Property and equipment, net	8,059	3,763
Restricted investments	361	1,855
Goodwill	62,462	24,753
Identifiable intangible assets, net	7,758	3,993
Other assets	723	883

Total assets	$164,164	$97,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,437	$3,743
Accrued payroll and related benefits	7,451	4,359
Deferred revenue	25,946	13,592
Accrued restructuring	604	2,729
Other accrued liabilities	4,638	3,979

Total current liabilities	44,076	28,402

Accrued restructuring, less current portion	290	914
Deferred revenue, less current portion	7,844	3,318
Deferred rent, less current portion	1,996	—

Total liabilities	54,206	32,634

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.0001 par value, issuable in series, 10,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.0001 par value, 200,000 shares authorized; 14,657 and 12,436 shares issued and outstanding at April 30, 2006 and 2005, respectively	2	1
Additional paid-in capital	1,014,493	973,530
Treasury stock, at cost; 138 and 140 shares held at April 30, 2006 and 2005, respectively	(903)	(903)
Deferred stock-based compensation	(1,901)	(2,729)
Accumulated deficit	(901,732)	(904,672)
Accumulated other comprehensive income (loss)	(1)	1

Total stockholders’ equity	109,958	65,228

Total liabilities and stockholders’ equity	$164,164	$97,862

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended April 30,
	2006	2005	2004
		(as restated)[1]	(as restated)[1]
Net revenue:
Product	$116,083	$78,495	$52,251
Service	25,639	17,691	13,817

Total net revenue	141,722	96,186	66,068
Cost of net revenue:
Product	33,207	25,726	17,214
Service	9,841	5,784	4,142

Total cost of net revenue	43,048	31,510	21,356

Gross profit	98,674	64,676	44,712

Operating expenses:
Research and development	26,785	17,881	13,454
Sales and marketing	52,829	35,334	25,664
General and administrative	13,593	6,703	8,149
Amortization of intangible assets	706	648	305
Restructuring (reversal)	(48)	(96)	1,536
In-process technology	3,300	—	151
Legal settlement	—	—	1,100

Total operating expense	97,165	60,470	50,359

Operating income	1,509	4,206	(5,647)
Interest income	2,055	691	295
Other income (expense)	(349)	(124)	115

Income before income taxes	3,215	4,773	(5,237)
Provision for income taxes	275	117	124

Net income (loss)	$2,940	$4,656	$(5,361)

Net income (loss) per common share:
Basic	$0.23	$0.40	$(0.54)

Diluted	$0.20	$0.36	$(0.54)

Weighted average shares used in computing net income (loss) per common share:
Basic	12,965	11,628	9,956

Diluted	14,642	12,908	9,956

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands) (as restated) 1

	Common Stock		Additional Paid-In Capital	Treasury Stock		Notes Receivable From Stockholders	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balances at April 30, 2003 – as previously reported	9,048	$1	$883,352	(132)	$(903)	$(28)	$(607)	$(865,051)	$13	$16,777
Adjustment to opening stockholders’ equity	—	—	41,251	—	—	—	(2,266)	(38,916)	—	69

Balances at April 30, 2003 (as restated)	9,048	1	924,603	(132)	(903)	(28)	(2,873)	$(903,967)	13	16,846
Components of comprehensive loss:
Net income (loss)	—	—	—	—	—	—	—	(5,361)	—	(5,361)
Net unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	(11)	(11)

Total comprehensive income (loss)										(5,372)

Issuance of common stock under employee stock option and employee stock purchase plans	619	—	4,317	—	—	—	—	—	—	4,317
Interest on notes receivable from stockholders	—	—	—	—	—	(11)	—	—	—	(11)
Repayment of notes receivable from stockholders	—	—	—	—	—	39	—	—	—	39
Sale of common stock, net of issuance costs	1,312	—	12,944	—	—	—	—	—	—	12,944
Deferred stock-based compensation	—	—	3,718	—	—	—	(3,718)	—	—	—
Stock-based compensation expense related to modified employee stock options	—	—	2,869	—	—	—	—	—	—	2,869
Common stock issued in Ositis acquisition	127	—	2,164	—	—	—	—	—	—	2,164
Fair value of warrants assumed in connection with Ositis acquisition	—	—	43	—	—	—	—	—	—	43
Deferred stock-based compensation related to Ositis acquisition	—	—	—	—	—	—	(1,389)	—	—	(1,389)
Common stock issued to certain Blue Coat employees as part of Ositis acquisition	22	—	376	—	—	—	—	—	—	376
Amortization of deferred stock-based compensation	—	—	—	—	—	—	3,235	—	—	3,235

Balances at April 30, 2004 (as restated)	11,128	1	951,034	(132)	(903)	—	(4,745)	(909,328)	2	36,061
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	4,656	—	4,656
Net unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	(1)	(1)

Total comprehensive income										4,655

Issuance of common stock under employee stock option and employee stock purchase plans	253	—	1,810	—	—	—	—	—	—	1,810
Common stock issued to certain Blue Coat employees as part of Ositis acquisition	249	—	4,122	(8)	—	—	—	—	—	4,122
Deferred stock-based compensation	—	—	1,087	—	—	—	(1,087)	—	—	—
Common stock issued in Cerberian acquisition	806	—	17,854	—	—	—	—	—	—	17,854
Stock-based compensation related to modified employee stock options	—	—	(2,377)	—	—	—	—	—	—	(2,377)
Deferred stock-based compensation related to Cerberian acquisition	—	—	—	—	—	—	(18)	—	—	(18)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	3,121	—	—	3,121

Balances at April 30, 2005 (as restated)	12,436	1	973,530	(140)	(903)	—	(2,729)	(904,672)	1	65,228
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	2,940	—	2,940
Net unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	(2)	(2)

Total comprehensive income										2,938

Issuance of common stock under employee stock option and employee stock purchase plans	902	1	9,484	—	—	—	—	—	—	9,485
Deferred stock-based compensation	—	—	487	—	—	—	(487)	—	—	—
Common stock issued in Permeo acquisition	1,319	—	29,350	—	—	—	—	—	—	29,350
Deferred stock-based compensation related to Permeo acquisition	—	—	—	—	—	—	(426)	—	—	(426)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,741	—	—	1,741
Stock-based compensation related to modified employee stock options	—	—	1,642	—	—	—	—	—	—	1,642
Exercise of Ositis warrants	—	—	—	2	—	—	—	—	—	—

Balances at April 30, 2006	14,657	$2	$1,014,493	(138)	$(903)	$—	$(1,901)	$(901,732)	$(1)	$109,958

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2006	2005	2004
		(as restated)[1]	(as restated)[1]
Operating Activities
Net income (loss)	$2,940	$4,656	$(5,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,440	1,679	2,068
Amortization	1,514	1,012	305
Stock-based compensation	3,381	744	6,104
Restructuring (reversal)	(48)	(96)	1,536
In-process technology	3,300	—	151
Loss (gain) on disposition of equipment	230	14	(29)
Interest payments on notes receivable from stockholders	—	—	28
Changes in operating assets and liabilities:
Accounts receivable	(10,573)	(513)	(2,361)
Inventories	(85)	878	366
Prepaid expenses and other current assets	(298)	(1,558)	(673)
Other assets	(19)	430	184
Accounts payable	1,839	619	2,279
Accrued payroll and related benefits	2,050	1,741	701
Accrued restructuring	(2,701)	(2,865)	(2,969)
Other accrued liabilities	(259)	(32)	(325)
Deferred rent	1,996	—	—
Deferred revenue	16,715	4,316	1,947

Net cash provided by operating activities	22,422	11,025	3,951

Investing Activities
Proceeds from sales of equipment	35	—	39
Purchases of property and equipment	(6,717)	(2,548)	(1,431)
Sale of short-term investments	576	135	10,447
Purchases of short-term investments	(10,200)	—	—
Purchase of capitalized software	—	(537)	—
Acquisition of Ositis, net of cash acquired	—	(669)	(3,628)
Acquisition of Cerberian, net of cash acquired	—	(1,449)	—
Acquisition of Permeo, net of cash acquired	(15,796)	—	—

Net cash provided by (used in) investing activities	(32,102)	(5,068)	5,427

Financing Activities
Net proceeds from issuance of common stock	9,486	1,803	4,318
Net proceeds from equity financing	—	—	12,944

Net cash provided by financing activities	9,486	1,803	17,262

Net increase (decrease) in cash and cash equivalents	(194)	7,760	26,640
Cash and cash equivalents at beginning of period	47,184	39,424	12,784

Cash and cash equivalents at end of period	$46,990	$47,184	$39,424

Supplemental schedule of non-cash investing and financing activities
Issuance of common stock for acquisitions	$29,350	$21,971	$2,540
Cash paid for income taxes, net of refunds	$110	$98	$277

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Note 1. Business

Blue Coat® Systems, Inc., also referred to in this report as “we,” “us” or the “Company,” was incorporated in Delaware on March 16, 1996. We sell a family of appliances and client-based solutions (deployed in branch offices, Internet gateways, end points, and data centers) that provide intelligent points of policy-based control enabling information technology (“IT”) organizations to improve security and accelerate performance for all users and applications. Our products are delivered to customers through a worldwide sales organization that includes direct sales, distributors, and resellers in more than 50 countries worldwide. Blue Coat customers are backed by a worldwide service and support organization that provides a broad range of service options, including 24x7 technical support and product education.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include Blue Coat Systems, Inc.’s accounts and those of its subsidiaries, all of which are wholly owned. All inter-company balances and transactions have been eliminated.

The consolidated financial statements for the fiscal year ended April 30, 2006, 2005 and 2004 include the accounts and operating results of Permeo Technologies, Inc., Cerberian, Inc. and Ositis Software, Inc., beginning March 3, 2006, November 16, 2004 and November 14, 2003, respectively (see Note 4).

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations. Our critical accounting estimates include (i) Revenue Recognition and Related Receivable Allowances, (ii) Inventories, (iii) Guarantees, Indemnifications and Warranty Obligations, (iv) Valuation of Goodwill, (v) Valuation of Long-Lived and Identifiable Intangible Assets, (vi) Restructuring Liabilities, (vii) Income Taxes, (viii) Contingencies, (ix) Stock-Based Compensation, (x) Impact of Judgments and Interpretation on Restatement Amounts and (xi) Payroll and Withholding Taxes, Penalties and Interest Related to the Restatement.

Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

Short-term investments consist primarily of debt securities with original maturities between three months and one year. We determine the appropriate classification of our investments at the time of purchase and evaluate such designation as of each balance sheet date based on our intent and ability to use such funds for current operations. To date, all of our investments have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of these securities is based on quoted market prices. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expenses) and have been $0 to date. Interest and dividends on all securities are included in interest income.

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

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the impairment test since we have just one reporting unit. Subsequent to the announcement of the results for the third quarter of fiscal 2006, which were below our expectations as well as below those of public market analysts and investors, our stock price fell dramatically. In light of the significant reduction in market capitalization, we assessed the potential impairment of our goodwill by comparing our market capitalization on the date of the impairment test to our goodwill balance and determined that no goodwill impairment existed at January 31, 2006. In addition, we performed our recurring annual review of goodwill in the fourth quarter of fiscal 2006 and again concluded that no impairment existed at the end of our fiscal year.

Valuation of Long-Lived and Identifiable Intangible Assets

We periodically evaluate potential impairments of our long-lived assets, including identifiable intangible assets, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis.

Restructuring Liabilities

Restructuring activities were initiated prior to December 31, 2002 and were recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). We have accrued through charges to “Restructuring” various restructuring liabilities related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs in our consolidated financial statements. The restructuring liabilities for facilities closure and lease abandonment costs include various assumptions, such as the time period over which abandoned facilities will be vacant, expected sublease terms, and expected sublease rates. Such assumptions are routinely assessed and any changes in these assumptions may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original estimates.

Revenue Recognition and Related Receivable Allowances

Our products include software that is essential to the functionality of the appliances. Additionally, we provide unspecified software upgrades and enhancements related to the appliances through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations.

We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance.

Sales are made through distributors under agreements allowing for certain stock rotation rights. Net revenue, and the related cost of net revenue, resulting from shipments to distributors are deferred until the distributors report that our products have been sold to a customer. Product revenue in China is deferred until the customer registers the proxy appliance.

For sales made direct to end-users and value-added resellers, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. We do not accept orders from these value-added resellers when we are aware that the value-added reseller does not have an order from a customer. For the end-users and value-added resellers, we don’t have significant obligations for future performance such as rights of return or pricing credits.

We assess that the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment.

In an arrangement that includes multiple elements, such as appliances, maintenance, content filtering subscriptions and/or third-party software, we allocate revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately.

We accrue for warranty costs, and other allowances based on historical experience.

Maintenance and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses recognized as incurred. Maintenance and subscription contracts usually have a term of one year, but can extend to five years. Unearned maintenance and subscription contracts are included in deferred revenue.

When we bill customers for shipping, we record shipping cost in both net revenue and cost of net revenue. If we do not charge customers for shipping, the cost incurred for shipping are reflected in cost of net revenue.

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

Guarantees, Indemnifications and Warranty Obligations

Our customer agreements generally include certain provisions for indemnifying such customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We expect to have indemnification obligations to certain current and former officers and directors in connection with matters relating to the stock option investigation, as well as with certain of our outstanding litigation matters.

We accrue for warranty expenses in our cost of revenue at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. If actual warranty expenses are greater than those projected, additional charges against earnings would be required. If actual warranty expenses are less than projected, obligations would be reduced, providing a positive impact on our reported results. We generally provide a one-year warranty on hardware products and a 90-day warranty on software products.

Advertising Costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs were $0.3 million, $0.2 million and $0.1 million, for the years ended April 30, 2006, 2005 and 2004, respectively.

Income Taxes

We use the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered through carry back to prior year’s income or through the generation of future taxable income after consideration of tax planning strategies and then record a valuation allowance to reduce deferred tax assets to an amount we believe more likely than not will be realized.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issues is highly judgmental. The Company accounts for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”.

Comprehensive Income

We report comprehensive income in accordance with Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, (“SFAS No. 130”). Included in other comprehensive income are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income” in the stockholders’ equity section of the balance sheets.

Stock-Based Compensation

We account for stock-based compensation for options granted to our employees and members of our Board of Directors using Accounting Principles Board (“APB”) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25, and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure Amendment of SFAS No. 123.

Under APB No. 25, compensation expense is measured on the date in which the number of shares and exercise price are known, or fixed. If the number of shares or exercise price of the award is not fixed, the stock option is accounted for as a variable award until such time at which the stock option is exercised, cancelled or expires.

For fixed stock awards, compensation expense is calculated based on its intrinsic value, or the difference between the fair market value of our stock on the date the award is fixed and the award’s exercise price. No compensation expense is recognized if an award’s intrinsic value is zero. Stock-based compensation expense associated with fixed stock option awards with a positive intrinsic value is recognized over the vesting period using the graded method, which results in greater expense recorded in earlier years than the straight-line method.

For variable awards, the intrinsic value of our stock options is remeasured each period based on the difference between the fair market value of our stock as of the end of the reporting period and the award’s exercise price. As a result, the amount of compensation expense or benefit to be recognized each period fluctuates based on changes in the fair market value of our common stock from the end of the previous reporting period to the end of the current reporting period. Compensation expense in any given period is calculated as the difference between total cumulative earned compensation calculated at the end of the period, less total cumulative earned compensation calculated at the beginning of the period for each such award. Compensation expense for these awards is recognized over the vesting period using an accelerated method of recognition in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan, An Interpretation of APB Opinions No. 15 and 25. Variable accounting is applied until the measurement date of the stock option is fixed, or the time at which the stock option is exercised, forfeited or expires.

We account for modifications to stock options under FIN No. 44, which was effective July 1, 2000. Modifications include, but are not limited to, acceleration of vesting, extension of the exercise period following termination of employment and/or continued vesting while not providing substantive services. Compensation expense is recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurs while not providing substantive services, on the date of modification.

We value stock options assumed in acquisitions based on their fair value using the Black-Scholes option pricing model. The fair value of assumed options, less their intrinsic value, is included as a component of the purchase price. The intrinsic value of unvested stock options is recorded as deferred stock-based compensation and is amortized to expense over the remaining vesting period of the stock options using the graded method.

The following table illustrates the pro forma effect on net income and net income per share for the years ended April 30, 2006, 2005 and 2004 had we applied the fair value method to account for stock-based awards to employees (in thousands except per share data):

	Year Ended April 30,
	2006	2005	2004
		(as restated)[1]	(as restated)[1]
Net income (loss), as reported	$2,940	$4,656	$(5,361)
Stock-based employee compensation expense included in the determination of net income, as reported	3,381	744	6,104
Stock-based compensation for stock awards issued related to Ositis acquisition	—	(377)	(1,012)
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(13,669)	(11,191)	(6,786)

Pro forma net loss	$(7,348)	$(6,168)	$(7,055)

Basic net income (loss) per common share:
As reported	$0.23	$0.40	$(0.54)

Pro forma	$(0.57)	$(0.53)	$(0.71)

Diluted net income (loss) per common share:
As reported	$0.20	$0.36	$(0.54)

Pro forma	$(0.57)	$(0.53)	$(0.71)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

For purposes of pro forma disclosures, the estimated fair value of stock-based awards to employees is amortized to pro forma expense over the vesting period for stock options and over the applicable purchase periods for stock purchases under the Employee Stock Purchase Plan (“ESPP”). The weighted average grant date fair value of stock options granted to employees was $17.71, $16.42 and $10.29 per share during the years ended April 30, 2006, 2005 and 2004, respectively. The weighted average fair value of employee stock purchase rights granted under the ESPP was $11.44, $9.06 and $8.93 per share during the years ended April 30, 2006, 2005 and 2004, respectively. Such weighted average grant date fair values were estimated using the Black-Scholes option valuation model and the assumptions included below.

Pro forma information regarding the results of operations and net loss per share is determined as if we had accounted for employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model.

For the years ended April 30, 2006, 2005 and 2004, the fair value of stock-based awards to employees was estimated using the following weighted average assumptions:

	Year Ended April 30,
	Options			ESPP
	2006	2005	2004	2006	2005	2004
		(as restated)	(as restated)		(as restated)	(as restated)
Risk-free interest rate	4.38%	3.31%	3.46%	4.38%	2.94%	1.50%
Dividend yield	—	—	—	—	—	—
Expected life (years)	4.14	4.00	4.00	1.25	1.25	1.25
Expected volatility	0.95	1.20	0.82	0.71	0.98	0.81

Per Share Amounts

Basic net income per common share and diluted net income per common share are presented in conformity with SFAS No. 128, Earnings per Share (“SFAS No. 128”), for all periods presented. Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Basic per share amounts are computed by using the weighted average number of shares of common stock outstanding during the period less the weighted average number of common shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) issuance of committed but un-issued stock awards.

Under the treasury stock method, outstanding options are assumed to be exercised if their exercise price is below the average fair market value of our common stock for a given period, and the proceeds from the exercise of such options are assumed to be used by us to repurchase shares of our common stock on the open market. Additionally, unearned stock-based compensation, significant amounts of which was recorded as part of our restatement and has been presented in stockholders’ equity, is considered proceeds for purposes of applying the treasury stock method to determine incremental common shares to be included in diluted shares in periods in which we have reported net income. For the years ended April 30, 2006 and 2005, options to purchase 494,427 and 856,784 shares of common stock, respectively, were considered anti-dilutive and, therefore, were not included in the computation of diluted earnings per share. For the year ended April 30, 2004, stock options outstanding of 532,345 were considered anti-dilutive as we had a net loss and, therefore, are not included in diluted earnings per share computation.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations (in thousands, except for per share data):

	Year Ended April 30,
	2006	2005	2004
		(as restated)[1]	(as restated)[1]
Net income (loss)	$2,940	$4,656	$(5,361)

Basic:
Weighted-average shares of common stock outstanding	12,965	11,628	9,958
Less: Weighted average shares of common stock subject to repurchase	—	—	(2)

Weighted average common shares used in computing basic net income (loss) per share	12,965	11,628	9,956

Basic net income (loss) per share	$0.23	$0.40	$(0.54)

Diluted:
Weighted-average common shares used in computing basic net income per share	12,965	11,628	9,956
Add: Weighted average employee stock options and warrants	1,608	1,203	—
Add: weighted average dilutive effect of escrow shares	28	43	—
Add: Other weighted average dilutive potential common stock	41	34	—

Weighted average common shares used in computing diluted net income (loss) per share	14,642	12,908	9,956

Diluted net income (loss) per share	$0.20	$0.36	$(0.54)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Foreign Currency Adjustments

The functional currency of our domestic and foreign operations is the United States dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition and results of operations from local currencies into the functional currency, are included in “other income (expense)” in the accompanying consolidated statements of operations. These amounts were not material during any of the three years in the period ended April 30, 2006.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash, cash equivalents, short-term investments and restricted investments, approximate their respective fair values based on quoted market prices.

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents and short-term investments in our consolidated balance sheets for the years ended April 30, 2006 and 2005. We believe the financial risks associated with these financial instruments are minimal. We have not experienced material losses from our investments in these securities.

Generally, we do not require collateral for sales to customers. However, we perform on-going credit valuations of our customers’ financial condition and maintain an allowance for doubtful accounts. One of our customers accounted for 10.2%, 15.9% and 24.1% of net revenue during the years ended April 30, 2006, 2005 and 2004, respectively. As of April 30, 2005, the same customer accounted for 11.3% of our gross accounts receivable and no other customer accounted for more than 10.0% of our gross accounts receivable. As of April 30, 2006, no customer accounted for more than 10.0% of gross accounts receivable.

We currently purchase several key parts and components used in the manufacture of our products from a limited number of suppliers. Generally we have been able to obtain an adequate supply of such parts and components. However, an extended interruption in the supply of parts and components currently obtained from our suppliers could adversely affect our business and consolidated financial statements.

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

Recent Accounting Pronouncements

In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for our fiscal year beginning May 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We are required to adopt SAB No. 108 for our fiscal year beginning on May 1, 2007.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition rules. The new guidance will be effective for us on May 1, 2007, beginning of our fiscal year 2008. We are currently evaluating the provisions in FIN 48, however, at the present time, we do not anticipate that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position FSP 115-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP 115-1 shall be applied to reporting periods beginning after December 15, 2005. We will adopt FSP 115-1 for our fiscal year beginning May 1, 2006, and we do not anticipate that the adoption of FSP 115-1 will have a material impact on our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We do not believe the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Cost, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB

SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured using a fair value method and such expense to be recorded in the consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. We adopted SFAS No. 123(R), Share-Based Payment, for our fiscal year beginning May 1, 2006 using the modified prospective transition method. Under that transition method, recognized compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Due to our election of the modified prospective transition method, results for prior periods will not be restated. Further, we have elected to use the straight-line method of amortization for stock-based compensation related to stock options granted after May 1, 2006. The adoption of the SFAS 123(R) fair value method will have a significant adverse impact on our reported results of operations, currently estimated at approximately $2.5 million to $3.5 million per quarter, although it will have no impact on our overall financial condition.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123(R). We will apply the guidance in SAB No. 107 commensurate with our adoption of SFAS No. 123(R) on May 1, 2006.

Note 3. Restatement of Consolidated Financial Statements

In this Form 10-K for the fiscal year ended April 30, 2006, we are restating our consolidated financial statements and related disclosures as of April 30, 2005 and for the years ended April 30, 2005 and 2004. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of an independent committee of our Board of Directors (the “Special Committee”), assisted by independent legal counsel and accounting experts, formed in July 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. We also recorded adjustments affecting our previously-reported financial statements for fiscal years 2000 through 2003, the effects of which are summarized in cumulative adjustments to our additional paid in capital, deferred stock-based compensation and accumulated deficit accounts as of April 30, 2003.

Our management reviewed the information made available to it by the Special Committee and performed its own detailed review of historical stock option grants as part of the effort to establish appropriate measurement dates. In connection with these procedures, our management also conducted certain recertification procedures as part of the process of determining if there was evidence that would prevent our Board of Directors and current management from relying upon the work performed by the accounting, finance and legal personnel as it relates to fiscal years 2004 and 2005, and the extent to which our prior accounting and controls can be relied upon for purposes of the preparation and certification of the restated consolidated financial statements.

As a result of the Special Committee’s investigation and findings, as well as our internal review and recertification procedures, we have recorded additional stock-based compensation expense for numerous stock option grants made from November 1999 through May 2006 to correctly account for stock option grants for which the Special Committee or management determined that the actual measurement date for accounting purposes was different from the stated grant date.

In addition to the deferred stock-based compensation amounts, and related payroll and withholding taxes, penalties, and interest resulting from the revision in measurement dates for historical stock option grants, our internal review also identified certain other errors in accounting determinations and judgments relating to stock-based compensation that have also been corrected in our restated consolidated financial statements. These errors include: (a) incorrect amortization of cheap stock; (b) incorrect accounting for a pre-IPO loan issued to exercise stock options as a fixed award rather than as a variable award in fiscal years 2000 and 2001; (c) incorrect accounting for modifications to equity awards; and (d) incorrect amortization of acquisition-related option grants. These errors in accounting for stock-based compensation expense are described in more detail after the accompanying summary tables below.

Also included in this restatement are certain other non-stock-based compensation items which had not previously been recorded due to their immateriality, but which management was aware of outside of the course of the investigation and the procedures described above. These other non-stock-based compensation items are immaterial both individually and in aggregate, and relate solely to the timing of certain operating expenses between periods such that the net impact to all periods is zero.

The effects of these adjustments are summarized as follows (in thousands):

	Year Ended April 30,
	2004 (as restated)	2005 (as restated)	2006	Total
Revised stock option measurement dates	$4,181	$9	$3,271	$7,461
Corrections of Other Accounting Errors:
Amortization of cheap stock	716	56	—	772
Modifications to equity awards	211	29	19	259
Amortization of acquisition-related option grants	(217)	(341)	91	(467)

Total correction of other accounting errors	710	(256)	110	564

Total stock-based compensation expense restatement	4,891	(247)	3,381	8,025
Expense/(benefit) from payroll taxes, penalties and interest	43	837	1,118	1,998

Net adjustments to stock-based compensation expense	4,934	590	4,499	10,023

Non-Stock-Based Compensation Expense/(Benefit):
Adjustments to the timing of certain operating expenses	79	130	(130)	79

Total non-stock-based compensation expense/(benefit)	79	130	(130)	79

Net decrease/(increase) in net income due to adjustments	$5,013	$720	$4,369	$10,102

Cumulative increase to accumulated deficit at April 30, 2003				38,916

Cumulative increase to accumulated deficit at April 30, 2006				$49,018

	Year Ended April 30,
	2000	2001	2002	2003	2004	2005	2006	Total
Net restatement of stock-based compensation expense	$9,502	$29,823	$(3,407)	$3,020	$4,934	$590	$4,499	$48,961
Total non-stock-based compensation expense/(benefit)	75	(146)	—	49	79	130	(130)	57

Net decrease/(increase) in net income due to adjustments	$9,577	$29,677	$(3,407)	$3,069	$5,013	$720	$4,369	$49,018

Cumulative increase to accumulated deficit	$9,577	$39,254	$35,847	$38,916	$43,929	$44,649	$49,018

The errors in accounting for stock-based compensation expense are described more fully below:

Correction in the Amortization of Cheap Stock

We analyzed and recalculated the compensation expense associated with our stock options granted before our initial public offering (“IPO”), also known as cheap stock, due to an accounting error in calculating the amount and timing of adjustments to deferred stock-based compensation expense for unvested options upon employee termination. The correction of these accounting errors resulted in the recognition of a benefit in fiscal years 2000 through 2002 and additional expense in fiscal years 2003 through 2005, for a net reduction of stock-based compensation of $8.3 million.

Modifications to Equity Awards

We also identified stock options that had been modified due to the terms of separation agreements and employment agreements. Based on a review of separation agreements and the related employment agreements, we determined that the terms of certain agreements modified certain provisions of the related options, specifically the vesting provisions or the term by providing additional time to exercise. Pursuant to the guidelines set forth in APB 25 and FIN 44, modifications that renew or extend the life of fixed awards, or provide for an extension or renewal if a specified future separation from employment occurs, result in a new measurement date. The modification of the related stock option grants resulted in additional stock-based compensation expense of $0.8 million.

Correction in the Amortization of Acquisition Related Option Grants

We originally adopted the graded method of amortizing stock-based compensation expense. However, we incorrectly used a straight-line amortization method to amortize compensation expense related to an acquisition in fiscal 2006. For stock-based compensation expense related to an acquisition in fiscal 2001, we also incorrectly accounted for the adjustment to stock-based compensation expense for terminated employees to reflect stock-based compensation expense for vested options as if it had been recorded on a straight-line basis. The correction in amortization of acquisition-related stock-based compensation expense resulted in a net reduction in stock-based compensation expense of $7.1 million for the fiscal years 2001 through 2006.

Payroll and Withholding Taxes, Penalties and Interest

Internal Revenue Code Section 421 prohibits the granting of Incentive Stock Options (“ISO’s”) with an exercise price below fair market value of the underlying shares on the date of grant. As described above, nearly all of our stock options granted since November 18, 1999 were subject to revised measurement dates. Therefore, many of the stock options that were granted as ISO’s should have been treated as Non-Qualified (“NQ”) stock options for purposes of payroll taxes. We did not withhold Federal Income Taxes, State Income Taxes, FICA or Medicare on the options that were issued as ISO’s that should have been treated as NQ stock options (due to their below-market grant pricing). However, it is our position that in certain circumstances we should have withheld such taxes. As described below, we have accrued payroll and withholding taxes, penalties and interest for these NQ stock options and included these amounts in the restated financial statements.

However, since the statute of limitations has expired for years prior to calendar year 2003, we have reversed expense recorded in prior periods and recognized a benefit in the periods in which the statute of limitations for the respective option exercise expires. In most instances, ISO’s which were exercised as a same-day sale were properly treated as a disqualifying disposition and the income was reported on the individuals Form W-2. In these situations, we accrued payroll taxes, penalties and interest but did not accrue Federal or State Income Taxes as the income from the disqualifying disposition of stock options was included on the employee’s Form W-2 and applicable State and Federal Income Taxes were paid by the employee. For certain ISO’s which subsequently converted to a NQ stock option, we accrued Federal and State Income Taxes, payroll taxes, penalties and interest at the applicable rates, if the income was not reported on the individuals Form W-2.

The combination of taxes, penalties and interest resulted in a net compensation charge of $2.0 million for fiscal years 2000 through 2006.

We believe that the unpaid employee portion of taxes represents joint and several obligations of both us and our employees. However, the change of status of employee options from ISO to NQ was a result of flaws in our stock option granting practices as discussed above. We believe that the employees would likely have a valid claim against us in the event we attempted to recover a portion of the additional taxes, penalties and interest from them. Accordingly, we believe it is appropriate to accrue both the employee and the employer portions of all taxes. In addition, we believe such additional taxes, penalties and interest should be recorded in the respective years in which the underlying in-the-money options were exercised. Since we have fully reserved our deferred tax assets, we did not record any net change to our deferred tax assets associated with this restatement.

The following tables present the impact of the additional stock-based compensation expense-related adjustments, as well as other non-stock-based compensation adjustments which were recorded in this restatement, on our consolidated balance sheets, statements of operations, statements of cash flows and pro forma stock-based compensation expense disclosures as provided under SFAS No. 123, as amended by SFAS 148, as applicable:

Consolidated Balance Sheet as of April 30, 2005 (in thousands):

	As of April 30, 2005
	As previously reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$47,184	$—	$47,184
Short-term investments	80	—	80
Restricted investments	—	—	—
Accounts receivable, net of allowance of $235	11,541	—	11,541
Inventories	350	—	350
Prepaid expenses and other current assets	3,460	—	3,460

Total current assets	62,615	—	62,615
		—
Property and equipment, net	3,763	—	3,763
Restricted investments	1,855	—	1,855
Goodwill	24,753	—	24,753
Identifiable intangible assets, net	3,993	—	3,993
Other assets	883	—	883

Total assets	$97,862	$—	$97,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,743	$—	$3,743
Accrued payroll and related benefits	3,468	891	4,359
Deferred revenue	13,592	—	13,592
Accrued restructuring	2,729	—	2,729
Other accrued liabilities	3,849	130	3,979

Total current liabilities	27,381	1,021	28,402
Accrued restructuring, less current portion	914	—	914
Deferred revenue, less current portion	3,318	—	3,318

Total liabilities	31,613	1,021	32,634

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value, issuable in series, 10,000 shares authorized; none issued or outstanding	—	—	—
Common stock: $0.0001 par value, 200,000 shares authorized 12,436 shares issued and outstanding at April 30, 2005	1	—	1
Additional paid-in capital	927,184	46,346	973,530
Treasury stock, at cost; 140 shares held at April 30, 2005	(903)	—	(903)
Deferred stock-based compensation	(10)	(2,719)	(2,729)
Accumulated deficit	(860,024)	(44,648)	(904,672)
Accumulated other comprehensive income (loss)	1	—	1

Total stockholders’ equity	66,249	(1,021)	65,228

Total liabilities and stockholders’ equity	$97,862	$—	$97,862

Consolidated Statements of Operations for the years ended April 30, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended April 30,
	2005			2004
	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
Net revenue:
Product	$78,495	$—	$78,495	$52,251	$—	$52,251
Service	17,691	—	17,691	13,817	—	13,817

Total net revenue	96,186	—	96,186	66,068	—	66,068
Cost of revenue:
Product (*)	25,589	137	25,726	17,141	73	17,214
Service (*)	5,721	63	5,784	4,178	(36)	4,142

Total cost of revenue	31,310	200	31,510	21,319	37	21,356
Gross profit	64,876	(200)	64,676	44,749	(37)	44,712
Operating expenses:
Research and development (*)	16,549	1,332	17,881	11,992	1,462	13,454
Sales and marketing (*)	33,882	1,452	35,334	25,104	560	25,664
General and administrative (*)	9,075	(2,372)	6,703	5,206	2,943	8,149
Amortization of intangible assets	648	—	648	305	—	305
Restructuring (reversal)	(96)	—	(96)	1,536	—	1,536
In-process technology	—	—	—	151	—	151
Legal settlement	—	—	—	1,100	—	1,100

Total operating expense	60,058	412	60,470	45,394	4,965	50,359

Operating income (loss)	4,818	(612)	4,206	(645)	(5,002)	(5,647)
Interest income	700	(9)	691	295	—	295
Other income (expense)	(26)	(98)	(124)	126	(11)	115

Income (loss) before income taxes	5,492	(719)	4,773	(224)	(5,013)	(5,237)
Provision for income taxes	117	—	117	124	—	124

Net income (loss)	$5,375	$(719)	$4,656	$(348)	$(5,013)	$(5,361)

Net income (loss) per common share:
Basic	$0.46	$(0.06)	$0.40	$(0.03)	$(0.51)	$(0.54)

Diluted	$0.41	$(0.05)	$0.36	$(0.03)	$(0.51)	$(0.54)

Weighted average shares used in computing net income (loss) per common share:
Basic	11,628	—	11,628	9,956	—	9,956

Diluted	12,977	(69)	12,908	9,956	—	9,956

(*) Includes stock-based compensation (reversal) as follows:
Cost of product	$8	$106	$114	$81	$(8)	$73
Cost of service	—	60	60	—	42	42
Research and development	370	1,135	1,505	485	1,438	1,923
Sales and marketing	322	869	1,191	568	556	1,124
General and administrative	291	(2,417)	(2,126)	79	2,863	2,942

Total stock-based compensation (reversal)	$991	$(247)	$744	$1,213	$4,891	$6,104

Consolidated Statements of Cash Flows for the years ended April 30, 2005 and 2004 (in thousands):

	Year Ended April 30, 2005			Year Ended April 30, 2004
	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
Operating Activities:
Net income (loss)	$5,375	$(719)	$4,656	$(348)	$(5,013)	$(5,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,679	—	1,679	2,068	—	2,068
Amortization	1,012	—	1,012	305	—	305
Stock-based compensation	991	(247)	744	1,213	4,891	6,104
Non-cash charge (reversal) for restructuring charges	(96)	—	(96)	1,536	—	1,536
Non-cash charge for acquired in-process technology	—	—	—	151	—	151
Loss (gain) on disposition of equipment	14	—	14	(29)	—	(29)
Interest payments on notes receivable from stockholders	—	—	—	28	—	28
Changes in operating assets and liabilities:
Accounts receivable	(513)	—	(513)	(2,361)	—	(2,361)
Inventory	878	—	878	(105)	471	366
Prepaid expenses and other current assets	(1,558)	—	(1,558)	(673)	—	(673)
Other assets	430	—	430	184	—	184
Accounts payable	619	—	619	2,279	—	2,279
Accrued payroll and related benefits	904	837	1,741	659	42	701
Accrued restructuring and Other accrued liabilities	(2,865)	—	(2,865)	(2,969)	—	(2,969)
Other accrued liabilities	(161)	129	(32)	(405)	80	(325)
Deferred revenue	4,316	—	4,316	2,418	(471)	1,947

Net cash provided by operating activities	11,025	—	11,025	3,951	—	3,951
Investing Activities:
Purchases of property and equipment	(2,548)	—	(2,548)	(1,431)	—	(1,431)
Sale of investment securities	135	—	135	10,447	—	10,447
Purchases of investment securities	—	—	—	—	—	—
Purchase of capitalized software	(537)	—	(537)	—	—	—
Acquisition of Ositis, net of cash acquired	(669)	—	(669)	(3,628)	—	(3,628)
Acquisition of Cerberian, net of cash acquired	(1,449)	—	(1,449)	—	—	—
Acquisition of Permeo, net of cash acquired	—	—	—	—	—	—
Proceeds from sale of equipment	—	—	—	39	—	39

Net cash provided by (used in) investing activities	(5,068)	—	(5,068)	5,427	—	5,427
Financing Activities:
Net proceeds from issuance of common stock	1,803	—	1,803	4,318	—	4,318
Net proceeds from equity financing	—	—	—	12,944	—	12,944

Net cash provided by financing activities	1,803	—	1,803	17,262	—	17,262

Net increase in cash and cash equivalents	7,760	—	7,760	26,640	—	26,640
Cash and cash equivalents at beginning of period	39,424	—	39,424	12,784	—	12,784

Cash and cash equivalents at end of period	$47,184	$—	$47,184	$39,424	$—	$39,424

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock from acquisition of business	$21,971	—	$21,971	$2,540	—	$2,540
Cash paid for incomes taxes, net of refunds	$98	—	$98	$277	—	$277

We have restated the pro forma information required in accordance with SFAS No. 123, as amended by SFAS No. 148, to give effect to the revision in measurement dates of certain stock options and adjustments to stock-based compensation expense previously discussed. The effect of these changes is presented in the table below (in thousands, except per share amounts):

	Year Ended April 30, 2005			Year Ended April 30, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net income (loss), as reported	$5,375	$(719)	$4,656	$(348)	$(5,013)	$(5,361)
Stock-based employee compensation expense included in the determination of net income (loss), as reported	991	(247)	744	1,213	4,891	6,104
Stock-based compensation for stock awards issued related to Ositis acquisition	(676)	299	(377)	(714)	(298)	(1,012)
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(8,388)	(2,803)	(11,191)	(11,870)	5,084	(6,786)

Pro forma net loss	(2,698)	(3,470)	(6,168)	(11,719)	4,664	(7,055)

Basic net income (loss) per common share:
As reported	$0.46	$(0.06)	$0.40	$(0.03)	$(0.51)	$(0.54)

Pro forma	$(0.23)	$(0.30)	$(0.53)	$(1.18)	$0.47	$(0.71)

Diluted net income (loss) per common share:
As reported	$0.41	$(0.05)	$0.36	$(0.03)	$(0.51)	$(0.54)

Pro forma	$(0.23)	$(0.30)	$(0.53)	$(1.18)	$0.47	$(0.71)

As a result of the aforementioned restatement the related disclosures included in the Notes to Consolidated Financial Statements have been revised where so indicated as restated.

Note 4. Acquisitions

Permeo Technologies, Inc.

On March 3, 2006, we completed the acquisition of Permeo, Inc. (“Permeo”). The purchase price of $45.3 million consisted of $14.9 million in cash consideration, 1.3 million shares of our common stock valued at $28.7 million, $1.0 million in estimated direct transaction costs, $0.9 million of which had been paid as of April 30, 2006, and Permeo stock options assumed by us valued at $0.6 million. The purchase price has been allocated to the tangible and intangible assets acquired, with the excess purchase price being allocated to goodwill. Identifiable intangible assets include developed technology and customer relationships, which are being amortized to “Cost of revenue—Product” and “Operating expenses,” respectively.

Permeo was a leading provider of on-demand information security. It provided comprehensive remote access and information protection solution that safely extended corporate applications to mobile workers, business partners and customers. Permeo’s operations were assumed as of the date of the acquisition and are included in our results of operations beginning on March 3, 2006 and, as a result, are not reflected in our results of operations for the year ended April 30, 2004 and 2005.

The preliminary allocation of the estimated purchase price, based on the fair value of certain components, consisted of the following at April 30, 2006 (in thousands):

Consideration and direct transaction costs:
Cash	$14,946
Fair value of Blue Coat common stock	28,720
Estimated direct transaction costs	1,017
Fair value of assumed Permeo options	630

Total purchase price	$45,313

Allocation of purchase price:
Cash and cash equivalents	$8
Accounts receivable	171
Other current assets	126
Property and equipment	429
Other assets	12
Liabilities assumed	(1,968)
Deferred stock compensation	426
Identifiable intangible assets	5,100
In-process technology	3,300
Goodwill	37,709

Total purchase price	$45,313

Upon closing the acquisition of Permeo, as part of cash consideration, we forgave the note from Permeo to us totaling $0.8 million. We also recorded $1.0 million in severance costs in “Accrued payroll and related benefits” during the year ended April 30, 2006, as part of integration efforts to eliminate redundancies and increase organizational efficiencies within the newly combined company.

Our primary purpose for acquiring Permeo was to use the technology from Permeo to extend the proxy infrastructure for application and security services all the way to the endpoint of the virtual enterprise. We believe that the intangible assets of Permeo strengthen our product offerings and allow us to market a more competitive solution to our customers.

To establish the value of the intangible assets, an income approach was used with the assistance of an independent valuation specialist. We utilized a five-step process to value the intangible assets: (i) revenue associated with the intangible assets was projected; (ii) cost of goods sold was then estimated for each period in which revenue was projected; (iii) the resulting net cash flow was tax effected and reduced further by charges for the use of fixed assets, working capital and other assets necessary to generate these cash flows; (iv) the resulting net cash flows were discounted at a rate commensurate with their risk; and (v) we summed the discounted cash flows to estimate their fair market values. We then estimated the tax benefits associated with the intangible asset and this benefit was included in the value of the intangible assets.

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

Using the above guidelines at the time of the acquisition, we identified intangible assets that were valued separately from goodwill. The intangible assets identified were developed technology and customer relationships.

The intangible assets were valued using an income approach as described above. The cash flows were discounted to their present value using a discount rate of 29%. Acquired intangible assets and their estimated useful lives are as follows (in thousands):

Identifiable intangible assets	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	7 years	$4,700	$(112)	$4,588
Customer relationships	7 years	400	(10)	390

Total		$5,100	$(122)	$4,978

Amortization expense related to the acquired intangibles was $0.1 million during the year ended April 30, 2006. The amortization expense for developed technology is charged to cost of goods sold. The amortization for customer relationships is recorded as an operating expense. Amortization expense in future periods is expected to be as follows (in thousands):

Year Ended April 30,	Amortization to Cost of Goods Sold	Amortization to Operating Expense	Total Amortization
2007	$671	$57	$728
2008	671	57	728
2009	671	57	728
2010	671	57	728
2011	671	57	728
Thereafter	1,233	105	1,338

	$4,588	$390	$4,978

In addition, we recorded a non-cash charge of $3.3 million in fiscal 2006 for the value of in-process technology acquired in the Permeo acquisition, which relates to research and development projects that had not yet reached technological feasibility and had no future use in our development activities.

To establish the value of the in-process technology acquired from Permeo we used an income approach, which values an asset based on the earnings capacity of such asset considering the future cash flows that could potentially be generated by the asset over its estimated remaining life. These cash flows were discounted to their present value using a discount rate of 29.0%, which is equal to a rate that would theoretically provide sufficient return to a potential investor at an appropriate level of risk. The present value of the cash flows over the life of the asset is summed to equal the estimated value of the asset.

Cerberian, Inc.

On November 16, 2004, we completed the acquisition of Cerberian, Inc. (“Cerberian”). The purchase price of $19.3 million consisted of 0.8 million shares of our common stock valued at $17.4 million, $0.4 million in direct transaction costs, Cerberian options assumed by us valued at $0.5 million and the elimination of promissory notes from Cerberian to us of $1.0 million. The purchase price was allocated to the tangible and intangible assets acquired, with the excess purchase price being allocated to goodwill. Approximately $17.6 million of the total purchase price was allocated to goodwill upon the closing of Cerberian acquisition on November 16, 2004. For the year ended April 30, 2005, we recorded an additional adjustment of $0.2 million related to a decrease in legal and accounting transaction fees, resulting in a corresponding decrease to goodwill. For the year ended April 30, 2006, no adjustment was made. Cerberian’s operations were assumed as of the date of the acquisition and are included in our results of operations beginning on November 16, 2004.

The adjusted allocation of the purchase price as of April 30, 2006, based on the fair value of each component, consisted of the following (in thousands):

Consideration and direct transaction costs:
Fair value of Blue Coat common stock	$17,357
Direct transaction costs	437
Fair value of assumed Cerberian options	497
Promissory notes from Cerberian to Blue Coat	1,034

Total purchase price	$19,325

Allocation of purchase price:
Cash and cash equivalents	$2
Accounts receivable	588
Other current assets	66
Fixed assets	184
Other assets	21
Liabilities assumed	(2,033)
Deferred stock-based compensation	17
Identifiable intangible assets	3,030
Goodwill	17,450

Total purchase price	$19,325

Ositis Software, Inc.

On November 14, 2003, we completed the acquisition of Ositis Software, Inc. (“Ositis”). The purchase price of $8.7 million consisted of 0.4 million shares of our common stock valued at $6.7 million, $1.1 million in cash, $0.9 million in direct transaction costs, and Ositis warrants assumed by us valued at $43,000 (all of which have all been exercised as of April 30, 2006) The purchase price was allocated to the tangible and intangible assets acquired, with the excess purchase price being allocated to goodwill. Approximately $7.7 million of the total purchase price was allocated to goodwill upon closing of the Ositis acquisition on November 14, 2003. For the year ended April 30, 2005, the Company recorded an adjustment of $0.2 million related to a decrease in the fair value of assumed liabilities, resulting in a corresponding decrease to goodwill. For the year ended April 30, 2006, no adjustment was made. Ositis’ operations have been included in our results of operations beginning on November 14, 2003.

The final allocation of the purchase price as of April 30, 2006, based on the fair value of each component, consisted of the following (in thousands):

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

In addition, we recorded a non-cash charge of approximately $0.2 million in fiscal 2004 for the value of in-process technology acquired in the Ositis acquisition, which relates to research and development projects that had not yet reached technological feasibility and had no future use in our development activities.

To establish the value of the in-process technology acquired from Ositis we used an income approach, which values an asset based on the earnings capacity of such asset considering the future cash flows that could potentially be generated by the asset over its estimated remaining life. These cash flows were discounted to their present value using a discount rate of 25.0%, which is equal to a rate that would theoretically provide sufficient return to a potential investor at an appropriate level of risk. The present value of the cash flows over the life of the asset is summed to equal the estimated value of the asset.

Pro Forma Financial Results

Unaudited pro forma results from operations for the years ended April 30, 2006, 2005 and 2004, assuming the acquisitions of Permeo, Cerberian, and Ositis were completed on May 1, 2005, 2004 and 2003, respectively, would be as follows (in thousands, except per share amounts):

	Year Ended April 30,
	2006	2005	2004
		(as restated)[1]	(as restated)[1]
Net revenue	$144,836	$100,252	$69,700
Operating loss	(5,297)	(3,475)	(10,884)
Net loss	(3,812)	(3,363)	(11,198)
Basic and diluted loss per share	$(0.27)	$(0.25)	$(1.03)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of what our operating results would have been, had the acquisition been completed on the date for which the pro forma results give effect (May 1, 2005, 2004 and 2003, respectively). Included in the results for the years ended April 30, 2006, 2005 and 2004 were expenses related to the acquisition of Permeo, Cerberian and Ositis, such as the amortization of intangible assets, stock-based compensation, and integration costs.

Note 5. Consolidated Balance Sheet Data

Cash, Cash equivalents and Short-term Investments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices.

The following is a summary of cash, cash equivalents and available-for-sale securities as of April 30, 2006 and 2005, respectively (in thousands):

	As of April 30,
	2006			2005
	Amortized Cost	Unrealized Loss	Estimated Fair Value	Amortized Cost	Unrealized Loss	Estimated Fair Value
Cash	$832	$—	$832	$641	$—	$641
Money market funds	9,183	—	9,183	8,638	1	8,639
Commercial paper	33,154	(1)	33,153	36,936	—	36,936
Corporate securities	5,179	—	5,179	2,903	—	2,903
Auction rate preferred securities	10,200	—	10,200	—	—	—

	$58,548	$(1)	$58,547	$49,118	$1	$49,119

Reported as:
Cash and cash equivalents			$46,990			$47,184
Short-term investments			10,200			80
Short-term restricted investment			996			—
Long-term restricted investment			361			1,855

			$58,547			$49,119

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. We recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value.

Inventories

Inventories, net consist of the following (in thousands):

	April 30,
	2006	2005
Raw materials	$361	$255
Work-in-process	—	5
Finished goods	74	90

Total	$435	$350

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	April 30,
	2006	2005
Computer and office equipment	$10,029	$7,527
Software	5,546	4,727
Furniture and fixtures	827	1,292
Leasehold improvements	2,177	1,049
Construction in progress	809	232

	19,388	14,827
Less accumulated depreciation and amortization	(11,329)	(11,064)

	$8,059	$3,763

Depreciation expense was $2.4 million, $1.7 million and $2.1 million for the years ended April 30, 2006, 2005 and, 2004, respectively.

Intangible Assets

Our acquired intangible assets are as follows (in thousands):

April 30, 2006	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(1,221)	$4,810
Core technology	5 years	2,929	(924)	2,005
Customer relationships	5-7 years	1,323	(380)	943

Total		$10,283	$(2,525)	$7,758

April 30, 2005	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3 years	$1,331	$(665)	$666
Core technology	5 years	2,929	(340)	2,589
Customer relationships	5 years	923	(185)	738

Total		$5,183	$(1,190)	$3,993

Total amortization expense for the identifiable intangible assets was approximately $1.3 million, $0.9 million and $0.3 million for the years ended April 30, 2006, 2005 and 2004, respectively. As of April 30, 2006, we had no identifiable intangible assets with indefinite lives. The weighted average life of identifiable intangible assets was 6.2 and 4.4 years as of April 30, 2006 and 2005, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2007	$1,721
2008	1,499
2009	1,417
2010	1,057
2011	729
Thereafter	1,335

$7,758

Goodwill

Changes in goodwill are as follows (in thousands):

	Year Ended April 30,
	2006	2005
Balance, beginning of year	$24,753	$7,456
Ositis adjustment	—	(153)
Cerberian acquisition	—	17,565
Cerberian adjustment	—	(115)
Permeo acquisition	37,709	—

Balance, end of year	$62,462	$24,753

Current Other Accrued Liabilities

Current other accrued liabilities consisted of the following (in thousands):

	April 30,
	2006	2005
		(as restated)
Professional and consulting fees	$357	$959
Accrued royalty	475	703
Warranty obligations	319	262
Sales and marketing costs	436	226
Accrued acquisition costs	290	19
Federal income tax payable	253	124
Other	2,508	1,686

Total current other accrued liabilities	$4,638	$3,979

Warranty Obligations

Changes in our warranty obligations, which are included in the “Current other accrued liabilities” table above, for the years ended April 30, 2006 and 2005 were as follows (in thousands):

	Year Ended April 30,
	2006	2005
Beginning balances	$262	$295
Warranties issued during the year	1,342	952
Settlements made during the year	(1,285)	(985)

Ending balances	$319	$262

Note 6. Restructuring (reversal) Charges

As of April 30, 2006, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans had been completed, except for payment of future rent obligations of $0.8 million, which are to be paid in cash through fiscal year 2008.

The following table summarizes activity related to restructuring activity during the three years ended April 30, 2006 (in thousands):

	Abandoned Lease Space Accrual	Contract Termination and Facilities Closure Accrual	Total
Balances at April 30, 2003	$7,989	$48	$8,037
Cash payments	(2,947)	(22)	(2,969)
Additions	1,536	—	1,536

Balances at April 30, 2004	6,578	26	6,604
Cash payments	(2,863)	(2)	(2,865)
Reversals	(72)	(24)	(96)

Balances as of April 30, 2005	3,643	—	3,643
Cash payments	(2,701)	—	(2,701)
Reversals	(48)	—	(48)

Balances as of April 30, 2006	894	—	894
Less: current portion included in “Current liabilities”	604	—	604

Long-term restructuring accrual	$290	$—	$290

In fiscal 2006, we reduced the restructuring accrual by $48,000 due to decreases in the estimated costs required to restore two leased facilities to the condition stipulated in the related lease agreements.

In fiscal 2005, we reduced the restructuring accrual by $72,000 related to a revised estimate of real estate taxes on one of the leased facilities and by $24,000 related to contract termination costs which were lower than originally estimated.

In fiscal 2004, we increased the restructuring accruals for abandoned lease space by $1.5 million to reflect additional revisions to market information provided by a commercial real estate broker.

Note 7. Stockholders’ Equity

Preferred Stock

As of April 30, 2006, our Certificate of Incorporation authorizes 10,000,000 shares of preferred stock. The preferred stock is undesignated and the Board of Directors has the authority to issue new series of preferred stock and determine the rights, preferences and privileges of such preferred stock.

Common Stock

We have either assumed or entered into Stock Purchase Agreements in connection with the sale of common stock to employees, consultants and directors. We have the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the respective service periods. As of April 30, 2006, 2005 and 2004, 41, 70 and 2,387 shares, respectively, of common stock issued under these agreements were subject to repurchase.

Warrants

In connection with the acquisition of Ositis, we assumed warrants outstanding to purchase Ositis common stock using an exchange ratio contained in the Ositis merger agreement. Based on this exchange ratio, the total number of our shares that may be purchased by warrant holders of Ositis common stock is 2,804. Using the

Black Scholes valuation model, we valued these shares at $43,000, which was included as part of the total purchase consideration for Ositis. As of April 30, 2005, 2,727 of these warrants were issued and outstanding. As of April 30, 2006, 626 of these warrants were outstanding.

The following table illustrates total outstanding warrants as of April 30, 2006 and 2005, respectively:

	Shares	Exercise Price	Expiration Date
April 30, 2006	626	$91.48	July 2008

	Shares	Exercise Price	Expiration Date
April 30, 2005	1,982	$0.63	Jan. 2006 – Dec. 2009
April 30, 2005	119	$47.32	March, 2006
April 30, 2005	626	$91.48	July 2008

	2,727

1996 Stock Incentive Plan

In 1996, we established the 1996 Stock Option Plan (the “1996 Plan”) under which stock options were granted to employees, directors and consultants. Options granted under the plan expire no later than ten years from the date of grant. After November 18, 1999 no options could be granted under the 1996 plan. As of April 30, 2006, 191,479 shares of common stock remain available for issuance under the plan.

Options that expire and shares issued under the 1996 Plan that are repurchased become available for issuance under the 1999 Stock Incentive Plan, which is discussed further below.

1999 Stock Incentive Plan

In September 1999, our Board of Directors adopted the 1999 Stock Incentive Plan (the “Incentive Plan”), which became effective upon the effective date of our initial public offering. The number of shares reserved under the Incentive Plan automatically increased each year since inception and will increase on an annual basis by the lesser of 5% of the total amount of common stock outstanding or 400,000 shares. Furthermore, any options granted under the 1996 Plan that are cancelled or exercised and subsequently repurchased by us become available for future issuance under the Incentive Plan. Options granted under the plan expire no later than ten years from the date of grant. As of April 30, 2006, 3,284,611 shares of common stock remain available for issuance under the plan. The exercise price for incentive stock options and non-qualified stock options granted under the Incentive Plan may not be less than 100.0% and 85.0%, respectively, of the fair market value of common stock on the option grant date and the stock options are generally subject to a four-year vesting term. However, as discussed in Note 3, “Restatement of Consolidated Financial Statements,” certain of our historical grants were issued below the fair market value of common stock on the option grant date and stock-based compensation expense has been recorded accordingly.

1999 Director Option Plan

In September 1999, our Board of Directors adopted the 1999 Director Option Plan (the “Directors Plan”). Under the Directors Plan, each non-employee director joining the Board of Directors following the effective date of our initial public offering automatically receives options to purchase 5,000 shares of common stock. In addition, each non-employee director automatically receives options to purchase 1,000 shares of common stock at each annual meeting of the Board of Directors held in the year 2000 and thereafter. Options granted under the plan expire no later than ten years from the date of grant. Options granted under the Directors Plan will have an exercise price equal to the fair market value of the common stock on the option grant date. The number of shares reserved under the Directors Plan automatically increases by 20,000 shares annually beginning January 1, 2000.

As of April 30, 2006, 170,750 shares of common stock remain available for issuance under the plan. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

2000 Supplemental Stock Option Plan

In February 2000, our Board of Directors adopted the 2000 Supplemental Stock Option Plan (the “2000 Plan”), under which 600,000 shares of common stock were reserved for issuance. Non-executive employees and consultants are eligible to participate in the 2000 Plan. The 2000 Plan provides for the grant of non-statutory stock options to purchase shares of our common stock and/or grants of restricted shares of common stock. Options granted under the plan expire no later than ten years from the date of grant. The exercise price for stock options issued under the 2000 Plan may not be less than 25.0% of the fair market value of common stock on the option grant date. As of April 30, 2006, 334,170 shares of common stock remain available for issuance under the plan.

Stock option activity under all stock option plans is as follows:

	Options outstanding
	Number of shares			Weighted- Average Exercise Price Per Share
	As previously reported	Adjustments	As restated	As previously reported	As restated
Balance at April 30, 2003	2,095,601	(73,500)	2,022,101	$37.05	$38.28
Options granted	1,419,500	29,000	1,448,500	$13.60	$12.16
Options exercised	(533,199)	—	(533,199)	$7.63	$7.63
Options forfeited	(197,017)	3,754	(193,263)	$76.43	$76.76

Balance at April 30, 2004	2,784,885	(40,746)	2,744,139	$27.95	$27.72
Options granted	631,413	43,737	675,150	$17.61	$19.30
Options exercised	(147,939)	—	(147,939)	$6.10	$6.10
Options forfeited	(124,461)	(38,432)	(162,893)	$33.59	$33.27
Options assumed	—	33,545	33,545	$—	$9.67

Balance at April 30, 2005	3,143,898	(1,896)	3,142,002	$26.44	$26.45

	Number of Shares	Weighted- Average Exercise Price per Share
Balance at April 30, 2005 (as restated)	3,142,002	$26.45
Options granted	1,134,050	$25.29
Options exercised	(759,112)	$9.92
Options forfeited	(243,139)	$26.90
Options assumed	56,598	$6.99

Balance at April 30, 2006	3,330,399	$29.45

The following table provides segregated ranges of stock options outstanding at April 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at April 30, 2006	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable at April 30, 2006	Weighted Average Exercise Price
$0.05-$0.05	50	4.56	$0.05	50	$0.05
$2.25-$2.25	250,409	6.19	$2.25	247,819	$2.25
$2.50-$5.44	235,882	6.92	$4.65	155,837	$4.58
$5.60-$5.60	221,682	7.13	$5.60	136,931	$5.60
$8.04-$13.36	288,005	7.92	$10.73	102,528	$10.67
$13.93-$16.70	320,110	7.83	$14.93	124,132	$15.35
$16.73-$18.04	172,329	6.30	$17.03	135,047	$16.87
$18.08-$18.08	273,941	9.06	$18.08	50,198	$18.08
$18.96-$27.80	855,430	8.09	$21.89	300,431	$22.61
$30.00-$525	712,561	7.17	$85.20	324,667	$141.18

$0.05-$525.00	3,330,399	7.55	$29.45	1,577,640	$38.58

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

	Year Ended April 30,
	2006		2005 (as restated)		2004 (as restated)
	Number of shares	Weighted Average Price per Share	Number of shares	Weighted Average Price per Share	Number of shares	Weighted Average Price per Share
Options granted with an exercise price equal to fair value at date of grant	159,450	$20.52	36,250	$20.53	13,250	$12.19

Options granted with an exercise price greater than fair value at date of grant	331,975	$27.06	22,800	$21.14	404,600	$5.60

Options granted with an exercise price less than fair value at date of grant	642,625	$25.55	616,100	$19.16	1,030,650	$14.74

As of April 30, 2006, 697,688 shares of common stock were available for grant and 4,028,087 shares of common stock (including 47,077 shares of common stock from option plans assumed through acquisitions) were authorized for future issuance under the aforementioned option plans.

Employee Stock Purchase Plan

In September 1999, our Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”), which became effective upon our initial public offering. Under the ESPP, eligible employees may purchase common stock through payroll deductions, not to exceed 15% of an employee’s compensation, at a price equal to 85% of the closing fair market value of our common stock on the lower of the day prior to the beginning of the offering or the last day of the applicable six-month purchase period. Beginning January 31, 2000, the number of shares reserved under the ESPP is automatically increased by 100,000 shares annually. Effective March 1, 2006, the ESPP was modified to reduce the maximum offering period to six months from a prior maximum of two years. In addition, to provide equitable participation for all employees regardless of compensation, the contribution limit was changed from a percentage of compensation to a fixed dollar limitation of $10,000 per six-month offering period.

As of April 30, 2006, 595,919 shares of common stock remain available for future issuance under the ESPP. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

Note 8. Income Taxes

The provision for income taxes of $0.3 million, $0.1 million and $0.1 million for the years ended April 30, 2006, 2005 and 2004, respectively, is comprised entirely of foreign corporate income taxes currently due.

A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to net income (loss) before income tax provision is summarized as follows (in thousands):

	Year Ended April 30,
	2006	2005	2004
Provision at statutory rate	$1,125	$1,670	$(1,833)
Acquired in-process technology	1,155	—	53
Valuation allowance	(2,547)	(1,312)	366
Stock compensation	115	(431)	1,431
Foreign taxes	275	117	125
Meals & Entertainment	145	76	68
Other	7	(3)	(86)

Provision for income taxes	$275	$117	$124

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	April 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$105,177	$89,168
Stock compensation	5,013	5,257
Restructuring reserves	345	1,410
Other accruals/reserves	3,832	2,980
Fixed assets	1,685	2,594
Tax credits	6,317	5,943
Capitalized research and development	18,377	22,067
Other	—	96

	140,746	129,515
Valuation allowance	(137,665)	(127,969)

Total deferred tax assets	$3,081	$1,546

Deferred tax liabilities:
Intangibles	$(3,081)	$(1,546)

Total deferred tax liabilities	(3,081)	(1,546)
Net deferred taxes	$—	$—

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized in future periods. In evaluating our ability to recover the deferred tax assets we consider all available positive and negative evidence, including operating results, our history of losses and forecasts of future taxable income. We believe that, based on the weight of available evidence, it is more likely than not that we will not be able to realize our deferred tax assets. Therefore, a full valuation allowance has been recorded at April 30, 2006 and 2005. The valuation allowance increased by $9.7 million, $4.1 million and $4.0 million during fiscal years 2006, 2005 and 2004, respectively.

As of April 30, 2006, we have net operating loss carryforwards for federal income tax purposes of approximately $276.9 million which will expire in fiscal years ending in 2011 through 2026 if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $163.0 million, which will expire in fiscal years ending in 2008 through 2016 if not utilized. We also have federal and California research and other tax credit carryforwards of approximately $3.7 million and $4.0 million, respectively. The federal credit will expire in fiscal years 2012 through 2026 if not utilized. The California credits are not subject to expiration.

Utilization of our net operating loss and credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. The events that may cause ownership changes include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three year period.

Historically, several ownership changes as defined in the Internal Revenue Code have occurred. As a result, utilization of approximately $113.0 million of net operating losses and $0.7 million of credits are subject to annual limitation ranging from approximately $1.0 million to $30.8 million. In addition, the utilization of approximately $124.7 million of acquired net operating losses and $0.6 million of credits are subject to limitation on an annual basis. We have determined that we will be able to utilize the net operating losses and credits subject to these limitations within the carryforward periods.

Our deferred tax assets, which have been offset by the valuation allowance, include deferred tax benefits associated with employee stock options and acquired net operating loss carryforwards. Deferred tax benefits associated with employee stock options of approximately $3.5 million will be credited to additional paid-in-capital when realized. Deferred tax benefits associated with acquired net operating loss and credit carryforwards of approximately $29.6 million when realized, will first reduce goodwill and then noncurrent intangible assets associated with the acquisition. Any remainder tax benefit would then be a credit to the income statement.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of certain foreign subsidiaries aggregating approximately $1.8 million at April 30, 2006, as such earnings have been reinvested in the business. If such earnings were not permanently reinvested, a deferred tax liability of $0.1 million would have been required.

Note 9. Defined Contribution Benefit Plan

We have a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all United States employees. Eligible employees may contribute pre-tax amounts to the plan via payroll withholdings, subject to certain limitations. Effective January 1, 2006, we began matching participant contributions on a dollar for dollar basis up to the lower of 3% of a participant’s eligible compensation or $1,500 per calendar year. Matching contributions are invested in accordance with a participant’s existing investment elections and become fully vested after four years of service. The matching contributions for the year ended April 30, 2006 were approximately $0.2 million.

Note 10. Commitments and Contingencies

Guarantees, Indemnifications and Warranty Obligations

Our customer agreements generally include certain provisions for indemnifying such customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We expect to have indemnification obligations to certain current and former officers and directors in connection with matters relating to the stock option investigation, as well as with certain of our outstanding litigation matters.

We accrue for warranty expenses in our cost of revenue at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. If actual warranty expenses are greater than those projected, additional charges against earnings would be required. If actual warranty expenses are less than projected, prior obligations would be reduced, providing a positive impact on our reported results. We generally provide a one-year warranty on hardware products and a 90-day warranty on software products.

Lease Commitments

We lease certain equipment and office facilities under non-cancelable operating leases that expire at various dates through 2011. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

Rent expense was $3.1 million, $2.9 million and $2.6 million for the years ended April 30, 2006, 2005 and 2004, respectively.

As of April 30, 2006, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2007	$1,019	$2,552	$3,571
2008	258	2,783	3,041
2009	—	2,769	2,769
2010	—	2,359	2,359
Thereafter	—	745	745

Total minimum lease payments	$1,277	$11,208	$12,485

Of the $1.3 million in total operating lease commitments for abandoned facilities, as summarized above, a reserve for $0.8 million has been provided and is included in the captions “Accrued restructuring—current” and “Accrued restructuring, less current portion” in the accompanying consolidated balance sheet at April 30, 2006. The remaining $0.5 million represents estimated sublease income.

In September 2005, we commenced a five-year operating lease of a building which serves as our headquarters in Sunnyvale, California. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit provides for automatic annual extensions, without amendment, through the end of the lease term in August 2010.

In July 2001, we commenced a five-year operating lease of a building which served as our research and development facility in Sunnyvale, California. As part of this agreement, we were required to maintain a $2.0 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit provided for automatic annual extensions, without amendment, through the end of the lease term in June 2006. In accordance with the lease agreement, the standby letter of credit was reduced by $0.5 million in each of October 2004 and December 2005, respectively, resulting in the remaining balance of $1.0 million as of April 30, 2006.

As of April 30, 2006 and 2005, we had $1.0 million and $0, respectively, recorded as short-term restricted investments; we had $0.4 million and $1.9 million, respectively, recorded as long-term restricted investments in connection with the above two items.

In addition, we have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due in fiscal 2007. Our minimum obligation at April 30, 2006 under these arrangements was $3.6 million.

Note 11. Litigation

eSoft, Inc. v. Blue Coat Systems, Inc.

On March 13, 2006, eSoft, Inc. filed a complaint for patent infringement against us in the U.S. District Court for the District of Colorado. The complaint alleges infringement of eSoft’s U.S. Patent 6,961,773 (the “‘773 Patent”), and seeks unspecified monetary damages as well as an injunction against future infringements. eSoft’s amended complaint, filed on June 9, 2006, identified our ProxySG and ProxyAV products as the alleged infringing products. eSoft has subsequently alleged damages in the form of lost profits and/or a reasonable royalty for use of its patented technology.

We answered the amended complaint denying infringement and contending that eSoft’s patent was invalid. We recently filed several motions for summary judgment on these grounds. In addition, we have requested the United States Patent Office to initiate inter partes reexamination proceedings for the ‘773 Patent in light of a number of prior art references never considered by the patent examiner during the original prosecution of the patent application. The District Court has stayed the litigation pending the outcome of these proceedings.

On October 31, 2006, eSoft filed a complaint for declaratory relief seeking a determination that our U.S. Patent 7,103,794 was invalid and/or that eSoft’s products did not infringe same. We answered this complaint on November 22, 2006, and, in a counterclaim, asserted our ‘794 Patent against eSoft’s InstaGate and ThreatWall Security Gateways. This case is also pending in the U.S. District Court for the District of Colorado and likewise has been stayed pending the outcome of the reexamination of the ‘773 Patent.

IPO Allocation Litigation.

Beginning on May 16, 2001, a series of putative securities class actions were filed in the United States District Court for the Southern District of New York against the firms that underwrote our initial public offering, us, and some of our officers and directors. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation, Civil Action No. 1-01-CV-5143. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92 with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’s of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO.

The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied our motion to dismiss the claims against us. The litigation is now in discovery. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement. The court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. We are not one of the test cases and it is unclear what impact this will have on the class certified in our case.

Derivative Litigation.

On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of our officers and directors violated their fiduciary duties to the Company by making false or misleading statements about our prospects between February 20, 2004 and May 27, 2004. On July 17, 2006, plaintiffs filed a consolidated amended complaint, adding allegations that certain current and former officers and directors violated their fiduciary duties to us since our initial public offering by granting and failing to account correctly for stock options. The amended complaint seeks various relief on our behalf from the individual defendants. On September 8, 2006, another and substantively identical purported shareholder derivative action was filed against certain of our current and former officers and directors. Both of these state derivative cases have been consolidated.

On August 8 and September 5, 2006, two purported shareholder derivative actions were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. Like the state derivative actions, the federal derivative actions allege that certain of our current and former officers and directors violated their fiduciary duties since our initial public offering by granting and failing to account correctly for stock options and seek various relief on our behalf from the individual defendants. Both of these federal cases have been consolidated.

Dismissed Class Action Litigation.

Beginning on or about April 11, 2005, several putative class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our officers on behalf of purchasers of our stock between February 20, 2004 and May 27, 2004 (the “Class Period”). The complaints alleged that during the Class Period defendants violated the federal securities laws by making false or misleading statements of material fact about our financial prospects. Specifically, the complaints alleged claims under Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. All cases were consolidated as In re Blue Coat Systems, Inc. Securities Litigation, No. C-05-1468 (N.D. Cal.). Following the appointment of a lead plaintiff and lead plaintiffs’ counsel, the lead plaintiff on October 7, 2005 filed a notice of voluntary dismissal without prejudice of the consolidated action. On October 18, 2005, the Court dismissed the case without prejudice.

Although we cannot predict whether the IPO allocation cases will settle as proposed, and cannot predict the outcome of the derivative litigation or the SEC and other regulatory investigations, the costs of defending these matters (including our obligations to indemnify current or former officers, directors, or employees) could have a material adverse effect on our results of operations and financial condition.

Periodically, we review the status of each significant matter and assess potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, we are unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in our balance sheet as of April 30, 2006. As additional information becomes available, we will reassess the probability and potential liability related to pending litigation, which could materially impact our results of operations and financial condition.

From time to time and in the ordinary course of business, we may be subject to various other claims and litigation. Such claims could result in the expenditure of significant financial and other resources.

Note 12. Geographic and Product Category Information Reporting

We conduct business in one operating segment to design, develop, market and support proxy appliances. Our chief operating decision maker, our chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying consolidated financial statements. Our revenue consists of two product categories: product and service. Total international revenue consists of sales from our U.S. operations to non-affiliated customers in other geographic regions. During fiscal 2006, 2005 and 2004, there were no intra-company sales, and no material long-lived assets were located in our foreign subsidiaries.

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

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Year Ended April 30,
	2006		2005		2004
	$	%	$	%	$	%
North America	$70,866	50.0%	$48,951	50.9%	$36,955	55.9%
EMEA	54,235	38.3	30,148	31.3	19,608	29.7
Asia	16,621	11.7	17,087	17.8	9,505	14.4

Total net revenue	$141,722	100.0%	$96,186	100.0%	$66,068	100.0%

The following is a summary of net revenue by product category (in thousands):

	Year Ended April 30,
	2006		2005		2004
	$	%	$	%	$	%
Product	$116,083	81.9%	$78,495	81.7%	$52,251	79.1%
Service	25,639	18.1	17,691	18.3	13,817	20.9

Total net revenue	$141,722	100.0%	$96,186	100.0%	$66,068	100.0%

The following table presents a summary of long-lived assets as of April 30, 2006 and 2005 by geographic area:

	April 30,
	2006	2005
Long-Lived Assets:
Property and equipment, net
United States	$6,931	$3,091
International	1,128	672

Subtotal	8,059	3,763
Identifiable intangible assets, net
United States	7,758	3,993

Subtotal	7,758	3,993

Total Long-Lived Assets	$15,817	$7,756

Note 13. Selected Quarterly Financial Data (Unaudited)

A summary of our quarterly consolidated financial results is as follows (in thousands, except per share data):

CONSOLIDATED STATEMENTS OF OPERATIONS FOR

INTERIM PERIODS OF FISCAL 2005 AND FISCAL 2006

	2005				2006
	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006	April 30, 2006
	(as restated)[1]	(as restated)[1]	(as restated)[1]	(as restated)[1]	(as restated)[1]	(as restated)[1]	(as restated)[1]
Net revenue:
Product	$17,140	$17,906	$20,133	$23,316	$27,890	$30,674	$28,986	$28,533
Service	3,984	4,022	4,616	5,069	5,478	6,028	6,531	7,602

Total net revenue	21,124	21,928	24,749	28,385	33,368	36,702	35,517	36,135
Cost of net revenue:
Product (*)	5,734	6,134	6,588	7,270	8,599	8,186	7,737	8,685
Service (*)	1,236	1,413	1,425	1,710	1,884	2,495	2,605	2,857

Total cost of net revenue	6,970	7,547	8,013	8,980	10,483	10,681	10,342	11,542
Gross profit	14,154	14,381	16,736	19,405	22,885	26,021	25,175	24,593
Operating expenses:
Research and development (*)	4,144	4,181	4,618	4,938	5,707	6,276	6,729	8,073
Sales and marketing (*)	7,299	8,177	9,128	10,730	11,795	13,183	13,430	14,421
General and administrative (*)	(736)	2,039	4,450	950	4,366	4,515	2,627	2,085
Amortization of intangible assets	152	152	170	174	174	174	174	184
Restructuring (reversal)	—	—	—	(96)	—	—	—	(48)
In-process technology	—	—	—	—	—	—	—	3,300

Total operating expense	10,859	14,549	18,366	16,696	22,042	24,148	22,960	28,015

Operating income (loss)	3,295	(168)	(1,630)	2,709	843	1,873	2,215	(3,422)
Interest income	89	148	200	254	351	444	620	640
Other income (expense)	(4)	(29)	(55)	(36)	25	(101)	(124)	(149)

Income (loss) before income taxes	3,380	(49)	(1,485)	2,927	1,219	2,216	2,711	(2,931)
Provision for income taxes	70	(20)	11	56	90	158	9	18

Net income (loss)	$3,310	$(29)	$(1,496)	$2,871	$1,129	$2,058	$2,702	$(2,949)

Net income (loss) per common share:
Basic	$0.30	$(0.00)	$(0.12)	$0.23	$0.09	$0.16	$0.21	$(0.21)

Diluted	$0.26	$(0.00)	$(0.12)	$0.21	$0.08	$0.14	$0.18	$(0.21)

Weighted average shares used in computing net income (loss) per common share:
Basic	11,065	11,197	11,992	12,259	12,353	12,705	12,962	13,839

Diluted	12,752	11,197	11,992	13,514	13,815	14,624	14,845	13,839

(*) Includes stock-based compensation (reversal) as follows:
Cost of product	$24	$32	$31	$27	$21	$5	$(7)	$12
Cost of service	18	12	14	16	14	15	14	14
Research and development	498	424	329	254	221	227	204	214
Sales and marketing	415	351	275	150	178	168	151	121
General and administrative	(2,431)	(35)	1,919	(1,579)	1,673	1,405	(328)	(941)

Total stock-based compensation (reversal)	$(1,476)	$784	$2,568	$(1,132)	$2,107	$1,820	$34	$(580)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Note 14. Subsequent events

Asset Purchase and Sale of Series A Preferred Stock

On June 22, 2006, we sold an aggregate of $42.1 million of Series A Preferred Stock. The financing consisted of 42,060 shares of our Series A Preferred Stock. The 42,060 shares of Series A Preferred Stock are initially convertible into 2.4 million shares of our common stock. The conversion price of each share of Series A Preferred Stock is $17.525 per share. The Series A Preferred Stock matures six years from the issuance and we will be required to redeem the Series A Preferred Stock at the face amount plus declared but unpaid dividends at that time. As a result of the mandatory redemption feature, the Series A Preferred Stock will be classified outside of permanent equity. This event could cause an additional ownership change as provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

On September 11, 2006, we completed the acquisition of certain assets of the NetCache™ business from Network Appliance (Nasdaq: NTAP) pursuant to an asset purchase agreement executed on June 22, 2006. The final consideration for the transaction included $23.9 million in cash and 360,000 shares of our common stock. The cash proceeds were funded with a portion of the proceeds from the sale of $42.1 million in Series A Preferred Stock.

The NetCache business previously provided solutions to large enterprises to manage internet access and security and control Web content and application acceleration. NetCache was a business unit previously owned by Network Appliance, Inc. Our primary purpose for acquiring certain assets of the NetCache business was to increase our potential customer base through the conversion of existing NetCache customers to our proxy appliances. Only one employee joined us from Network Appliance as a result of the acquisition. Accordingly, our operating costs were not materially impacted. We do not expect to generate a significant amount of revenue from the sale of NetCache appliances.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Blue Coat Systems, Inc.

We have audited the accompanying consolidated balance sheets of Blue Coat Systems, Inc. as of April 30, 2006 and 2005 (as restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended April 30, 2006, 2005 (as restated) and 2004 (as restated). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Coat Systems, Inc. at April 30, 2006 and 2005 (as restated), and the consolidated results of its operations and its cash flows for the years ended April 30, 2006, 2005 (as restated) and 2004 (as restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 3, “Restatement of Consolidated Financial Statements”, the Company has restated previously issued financial statements as of April 30, 2005 and for each of the two years in the period ended April 30, 2005 to correct its accounting for certain stock-based compensation and related payroll taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Blue Coat Systems, Inc.’s internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP

San Jose, California

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Blue Coat Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Blue Coat Systems, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of April 30, 2006, because of the effect of a material weakness in the controls over the Company’s accounting for, and disclosure of, stock-based compensation, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company had ineffective controls over the accounting for, and disclosure of, stock-based compensation. Specifically, the Company lacked adequate controls to ensure that all actions necessary for the grant of stock options were completed prior to the grant date. As a result, stock-based compensation expense, deferred stock-based compensation and additional paid-in capital for certain stock options granted from November of 1999 to April of 2006 were incorrectly reported and disclosed in the Company’s historical consolidated financial statements. Accordingly, the Company has restated their consolidated financial statements and related disclosures as of April 30, 2005 and for each of the two years in the period ended April 30, 2005 and made certain adjustments to its consolidated financial statements for the fiscal year ended April 30, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 26, 2007 on those financial statements.

In our opinion, management’s assessment that Blue Coat Systems, Inc. did not maintain effective internal control over financial reporting as of April 30 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Blue Coat Systems, Inc. has not maintained effective internal control over financial reporting as of April 30, 2006, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

San Jose, California

March 26, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, is set forth at the end of Part II, Item 8 of this Annual Report on Form 10-K. This report addresses Ernst & Young LLP’s audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications for a more complete understanding of the matters presented.

In this Form 10-K for the fiscal year ended April 30, 2006, we are restating our consolidated financial statements and related disclosures as of April 30, 2005 and for the years ended April 30, 2005 and 2004. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of an independent committee of our Board of Directors (the “Special Committee”), assisted by independent legal counsel and accounting experts, formed in July 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. We also recorded adjustments affecting our previously-reported financial statements for fiscal years 2000 through 2003, the effects of which are summarized in cumulative adjustments to our additional paid in capital, deferred stock-based compensation and accumulated deficit accounts as of April 30, 2003.

Our management reviewed the information made available to it by the Special Committee and performed its own detailed review of historical stock option grants as part of the effort to establish appropriate measurement dates. In connection with these procedures, our management also conducted certain recertification procedures as part of the process of determining if there was evidence that would prevent our Board of Directors and current management from relying upon the work performed by the accounting, finance and legal personnel as it relates to fiscal years 2004 and 2005, and the extent to which our prior accounting and controls can be relied upon for purposes of the preparation and certification of the restated consolidated financial statements.

As a result of the Special Committee’s investigation and findings, as well as our internal review and recertification procedures, we have recorded additional stock-based compensation expense for numerous stock option grants made from November 1999 through May 2006 to correctly account for stock option grants for which the Special Committee or management determined that the actual measurement date for accounting purposes was different from the stated grant date.

In addition to the deferred stock-based compensation amounts, and related payroll and withholding taxes, penalties, and interest, resulting from the revision in measurement dates for historical stock option grants, our internal review also identified certain other errors in accounting determinations and judgments relating to stock-based compensation that have also been corrected in our restated consolidated financial statements. These errors include: (a) incorrect amortization of cheap stock; (b) incorrect accounting for a pre-IPO loan issued to exercise stock options as a fixed award rather than as a variable award in fiscal years 2000 and 2001; (c) incorrect accounting for modifications to equity awards; and (d) incorrect amortization of acquisition-related option grants. Also included in this restatement are certain other non-stock-based compensation items which had not previously been recorded due to their immateriality, but which management was aware of outside of the course of the investigation and the procedures described above.

In assessing the Special Committee’s investigation and findings, as well as the results from our internal review and recertification procedures related to the restatement of our consolidated financial statements in the context of paragraph 139 of Public Accounting Oversight Board Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements, our management concluded that there was a material weakness in internal control over financial reporting with regard to our accounting for, and disclosure of, stock-based compensation and related payroll taxes. Specifically, we lacked adequate controls to ensure that all actions necessary for the grant of stock options had been completed as of the stated grant date.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of April 30, 2006, because of the material weakness in internal control over financial reporting discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2006 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting. Management further considered the results of the Special Committee’s investigation and findings, as well as the internal review and recertification procedures performed for purposes of the preparation and certification of the restated consolidated financial statements. During this evaluation, management identified a material weakness in our internal control over financial reporting with regard to our accounting for, and disclosure of, stock-based compensation and related payroll taxes. Specifically, we lacked adequate controls to ensure that all actions necessary for the grant of stock options had been completed as of the stated grant date.

Management has concluded that, as a result of this material weakness, our internal control over financial reporting was not effective as of April 30, 2006, based upon the criteria issued by COSO. A material weakness is a control deficiency, or a combination of control deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included at the end of Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Beginning in calendar year 2005, we implemented improvements to procedures, processes, and systems to provide additional safeguards and greater internal control over the stock option granting and administration function in compliance with the Sarbanes-Oxley Act of 2002 (“SOX”) and evolving accounting guidance. These improvements included:

•

The implementation of a calendar system in February 2005 set forth in advance the dates on which we were to grant stock options. The calendar imposed a more standardized practice for the timing of the grant of stock options. However, the calendar served more as a guideline than an established procedure and did not adequately mitigate the material weakness discussed above; and

•	Hiring additional personnel, segregating responsibilities, adding reviews and reconciliations, and redefining roles and responsibilities.

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended April 30, 2006 in connection with the aforementioned evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To remediate the material weakness identified by our management, we have made the following changes to our internal controls prior to the date of this filing:

•

We have adopted a policy requiring all option grants, whether to board members, officers or employees, be made on a predetermined schedule. Specifically, grants to new employees or to recently promoted employees will be approved by the Compensation Committee or the Stock Option Committee, as applicable, after the employee’s first day of employment or the date of the employee’s promotion. Annual grants to existing employees will be approved by the Compensation Committee at a meeting scheduled prior to the beginning of a fiscal year for a specified date in that fiscal year. Option grants to new hires and existing employees will be effective on the “date of grant,” which will be the third Thursday of a calendar month following the date of approval. As a result, grants to new and promoted employees will be limited to one specific date each month.

•

We have adopted a policy limiting the granting authority of the different groups that grant stock options. The Stock Option Committee’s authority is limited to the ability to make option grants that (i) are to individuals who are neither (a) executive officers of Blue Coat or members of our Board of Directors, nor (b) direct reports to a member of the Stock Option Committee, (ii) as to any individual grant, consist of 20,000 or fewer underlying shares, and (iii) have an exercise price equal to or not less than 100% of the fair market value of a share of Common Stock on the date of the grant. The policy further requires that any grants to individuals subject to Section 16 of the Securities Exchange Act of 1934, as amended, be made by the Compensation Committee after recommendation from the Board of Directors. The Compensation Committee of the Board of Directors has the authority to make all other grants permitted under our stock option plans.

•

We have expanded the size of the Stock Option Committee from one to two directors. The Stock Option Committee previously consisted of our Chief Executive Officer, Brian NeSmith. In the future, the Stock Option Committee will consist of our Chief Executive Officer and an independent director.

•

We have adopted a policy requiring that all option grants by the Compensation Committee be approved at a meeting of the Compensation Committee, and that the actions of such body be documented in minutes of the meeting. The policy prohibits the Compensation Committee from granting options by written consent. The policy allows the Stock Option Committee to document the grant of options by unanimous written consent, provided that the written consent is signed by both members of the Stock Option Committee on or prior to the effective date of the written consent.

Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls. Specifically, in addition to the controls identified above that have been implemented as of the date of this filing, we will be implementing the following measures for our fiscal year ending April 30, 2007:

•

The Special Committee has recommended, and we are in the process of implementing, a series of improvements in our internal controls. We intend to revise documentation and to create appropriate controls for annual, new hire and promotion grant preparation, presentation for approval, entry into Equity Edge, and notification to employees. We have already adopted a specific internal control that all internal approvals of stock option grants must be obtained prior to presentation for any Stock Option Committee or Compensation Committee action. We plan to develop an annual plan or budget for issuance of options, together with guidelines for the number and types of awards that are offered to the different salary grades, which shall be reviewed and approved annually by the Compensation Committee after or in connection with the Board of Directors’ approval of the annual business plan.

•

Under the direction of our Chief Executive Officer, we will establish cross-functional training for personnel in all areas associated with the stock option granting process. The training will cover (i) the stock option and other equity award programs and related improvements to equity compensation controls, processes and procedures, (ii) the accounting implications of equity award grants, and (iii) the legal and tax implications of equity award grants. We will also require all personnel responsible for stock option administration, including (i) the Chief Executive Officer and all direct reports, (ii) finance department members, (iii) legal department members, (iv) human resource department members, (v) stock administration department members, and (vi) all new employees involved in the above-listed functions or roles, be trained at least annually. Finally, we will be formalizing our procedures for the use of Equity Audit, a module that interfaces directly with Equity Edge and enables auditing functionality of our stock option database.

•

We have established a search for an experienced General Counsel with particular strength in public company securities disclosure, financial reporting matters and corporate governance. When hired, the new General Counsel will report directly to our Chief Executive Officer.

•

We plan to expand the size of our Board of Directors, focusing in particular on the relative degree to which each candidate has the ability to devote substantial attention to Blue Coat matters, their expertise in areas that complement the strengths of other board members, and their experience with good corporate governance. Our Board of Directors has tasked our Nominating/Corporate Governance Committee with reviewing current committee assignments, with a goal of changing such assignments to the extent deemed appropriate to even out the demands placed upon the members of the board, utilizing the particular strengths of the individual board members, and ensuring that important matters are monitored sufficiently. Finally, we have established a Board of Directors’ policy that at least one member (on a rotating basis) of the Board of Directors should attend “directors’ college” or the equivalent each year. The Board of Directors has also approved resolutions stating that specialized update training by board members in matters of corporate governance, executive and incentive compensation, and financial reporting are highly encouraged.

Limitations on Effectiveness of Controls

Our management, including the CEO and the CFO, do not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below are the name, age and position of each of our directors and executive officers as of February 28, 2007:

Nominees	Age	Position(s) and Office(s) Held with the Company
Brian M. NeSmith (1)	45	President, Chief Executive Officer and Director
David W. Hanna (2)(3)(4)	68	Chairman of the Board and Director
James A. Barth (2)(3)(4)	63	Director
Keith Geeslin (1)	53	Director
Timothy A. Howes (2)	43	Director
Kevin T. Biggs	48	Senior Vice President of Worldwide Sales
David L. Cox	44	Vice President of Operations
David A. de Simone	51	Senior Vice President of Engineering
Cameron S. Laughlin	37	Vice President, General Counsel and Secretary
Stephen P. Mullaney	43	Vice President of Worldwide Marketing
Kevin S. Royal	42	Senior Vice President and Chief Financial Officer

(1)	Member of the Stock Option Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee
(4)	Member of the Nominating Committee/Corporate Governance Committee

The following are brief biographies of each of our current directors and executive officers (including present principal occupation or employment, and material occupations, positions, offices or employments for the past five years). To our knowledge, none of our current directors or executive officers has been convicted in a criminal proceeding during the last five years, and none of our directors or executive officers was a party to any judicial or administrative proceeding during the last five years (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. There are no family relationships between our directors and executive officers.

Brian M. NeSmith has served as our President, Chief Executive Officer and a director since March 1999. From December 1997 to March 1999, Mr. NeSmith served as Vice President of Nokia IP, Inc., a security router company, which acquired Ipsilon Networks, Inc., an IP switching company, where Mr. NeSmith served as Chief Executive Officer from May 1995 to December 1997. From October 1987 to April 1995, Mr. NeSmith held several positions at Newbridge Networks Corporation, a networking equipment manufacturer, including Vice President and General Manager of the VIVID group. Mr. NeSmith holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

David W. Hanna has served as a director since October 1996 and as our Chairman of the Board since February 2001. From December 1998 to March 1999, Mr. Hanna also served as our interim President and Chief Executive Officer. Mr. Hanna has served as Chairman of the Board of Tropos Networks, Inc., a provider of metro-scale wireless mesh network systems, since January 2002 and also served as that company’s Chief Executive Officer from January 2002 to January 2004. From March 1998 to March 2000, Mr. Hanna served as President and Chief Executive Officer of Sage Software, Inc., a financial software company. Mr. Hanna served as President and Chief Executive Officer of State of the Art, Inc., a financial software developer, from November 1993 to March 1998. Mr. Hanna also served as Chairman of the Board of Internet America, Inc. from October 2004 to June 2005. In addition, Mr. Hanna has served as Chairman, CEO and/or President of The Hanna Group since 1984; Hanna Capital Management since 1998; and Hanna Ventures since 1999. Mr. Hanna holds a B.S. in Business Administration from the University of Arizona.

James A. Barth has served as a director since January 2005. Since September 2004, Mr. Barth has been Chief Executive Officer and a Director of Proximex Corporation, a developer of intelligent surveillance management software. From March 1999 to September 2004, Mr. Barth was Chief Financial Officer of NetIQ Corporation, a systems and security management software company. He was also Vice President and then Senior Vice President of Finance and Administration during this period. From November 1997 until it was sold to Sterling Software in March 1999, Mr. Barth served as Vice President and Chief Financial Officer of Interlink Computer Sciences, Inc., a developer of enterprise networking software designed for the IBM mainframe platform. From 1980 to November 1997, Mr. Barth served as Chief Financial Officer at several other high technology companies, including eleven years at Rational Software Corporation. Mr. Barth holds a B.S. in Business Administration from the University of California at Los Angeles and is a certified public accountant.

Keith Geeslin has served as a director since June 2006. Mr. Geeslin has been a partner at Francisco Partners, a private equity firm, since January 2004. Prior to joining Francisco Partners, Mr. Geeslin spent 19 years with the Sprout Group, a venture capital firm. Mr. Geeslin joined Sprout in 1984, became a General Partner in 1988, and became Sprout’s Managing Partner in 2000. Earlier in his career, he was the general manager of a division of Tymshare, Inc. and held various positions at its Tymnet subsidiary from 1980 to 1984. He was also previously a staff member of the U.S. Senate Commerce Committee. Mr. Geeslin serves on the board of directors of CommVault Systems, Synaptics and yIPes Communications. Mr. Geeslin holds a B.S. in Electrical Engineering and a M.S. in Engineering-Economic Systems, both from Stanford University, as well as a M.A. in Philosophy, Politics and Economics from Oxford University.

Timothy A. Howes has served as a director since December 2005. Dr. Howes is a co-founder of Opsware, a data center automation software company, and has served as the Chief Technical Officer of Opsware since September 1999. Dr. Howes served as the Executive Vice President of Development at Opsware from October 2001 to December 2004, as Senior Vice President of Engineering of Opsware from June 2000 to August 2000, and as President of Product Operations of Opsware from September 2000 to September 2001. Prior to co-founding Opsware, Dr. Howes served as Vice President of Technology at America Online, Inc. from April 1999 to September 1999. From February 1998 to April 1999, Dr. Howes was Chief Technology Officer of the Server Product division at Netscape Communications. From April 1996 to February 1998, Dr. Howes was Principal Engineer and Architect of several server products at Netscape Communications. From September 1994 to April 1996, Dr. Howes was Project Director, Principal Investigator and Senior Systems Research Programmer at the University of Michigan. Dr. Howes holds a Ph.D. in computer science, a M.S.E. in Computer Science and Engineering, and a B.S.E. in Aerospace Engineering from the University of Michigan.

Kevin T. Biggs has served as our Senior Vice President of Worldwide Sales since January 2007. Mr. Biggs joined us from International Business Machines, Inc. (“IBM”), a manufacturer of computers and related products, where he most recently held the position of Vice President of New Customer Acquisition from February 2004 to December 2006. Prior to that time, Mr. Biggs served as Vice President of Worldwide Sales, IBM Data Management Division, from August 2002 to February 2004, as Vice President of Software Sales, IBM Americas West, from April 2002 to August 2002, and as Vice President of Software, IBM Latin America, from September 1998 to April 2002. Prior to these executive roles, Mr. Biggs held a number of sales management positions since joining IBM in 1980. Mr. Biggs holds a bachelors degree in both Economics and Mathematics from Drury University.

David L. Cox has served as our Vice President of Operations, responsible for Manufacturing, since July 2003. From February 2001 to July 2003, Mr. Cox served as Vice President of Operations and/or an operations consultant to several internet infrastructure start-ups, including Pluris, RouteScience Technologies, and Hammerhead Systems. From January 1996 to February 2001, Mr. Cox served in multiple manufacturing management roles at Cisco Systems, most recently as Business Operations Director. Mr. Cox holds an M.B.A. from Santa Clara University and a B.A. in International Relations from the University of California, Davis.

David A. de Simone has served as our Senior Vice President of Engineering since September 2003. From December 2002 to September 2003, Mr. de Simone worked as an independent consultant providing technical assistance and executive coaching to several clients. From May 2000 to December 2002, Mr. de Simone served as Vice President of Platform Development for Brocade Communications Systems, a provider of storage area networking products. From February 1989 to May 2000, Mr. de Simone held a number of positions with Tandem Computers, which was acquired by Compaq Computer Systems. During the last several years of his tenure with Compaq and Tandem, Mr. de Simone was Vice President of Clustering Technology, and earlier in his tenure with Tandem he was a Director of Engineering. Mr. de Simone has an additional 11 years of experience in a variety of engineering and operations roles. Mr. de Simone holds a B.S.E.E. from the University of California, Davis.

Cameron S. Laughlin has served as our Vice President since May 2004 and as our General Counsel and Secretary since October 2004. She also served as Corporate Counsel from May 2004 to October 2004. From August 2003 to February 2004, Ms. Laughlin served as Vice President of Business Affairs, General Counsel and Secretary of CommerceNet, Inc., a non-profit company focused on a wide variety of internet applications. From October 1999 to May 2003, Ms. Laughlin served as Vice President Business Affairs, General Counsel and Secretary for Perfect Commerce, Inc., an enterprise software company focused on strategic sourcing. Prior to joining Perfect Commerce, Ms. Laughlin was an associate at Gunderson Dettmer, a law firm in Menlo Park, from September 1995 to September 1999. Ms. Laughlin holds a B.S. in Biochemistry from University of California at Santa Barbara and a J.D. from the University of San Francisco. Ms. Laughlin is a member of the State Bar of California and the American Bar Association.

Stephen P. Mullaney has served as our Vice President of Worldwide Marketing since July 2003. From October 2000 to March 2003, Mr. Mullaney was Vice President of Marketing at Force10 Networks, a networking company. From February 2000 to October 2000, Mr. Mullaney was Vice President of Marketing at Growth Networks, a developer of terabit switching fabric ICs, which was acquired by Cisco Systems. Prior to joining Growth Networks, Mr. Mullaney spent ten years at SynOptics and Bay Networks in various marketing, product management, and engineering roles. Mr. Mullaney holds a B.S. in Electrical Engineering from University of Rhode Island.

Kevin S. Royal has served as our Senior Vice President and Chief Financial Officer since May 2005. From January 2002 to April 2005, Mr. Royal served as Chief Financial Officer of Novellus Systems, Inc, a provider of semiconductor manufacturing equipment. Mr. Royal joined Novellus in 1996 and held various senior finance positions including Vice President Finance and Corporate Controller. Prior to Novellus, Mr. Royal worked for Ernst & Young LLP in their Northern California high technology practice for over 10 years. Mr. Royal received his Bachelor of Business Administration from Harding University and is a Certified Public Accountant in the State of California.

Board of Directors Meetings and Committees

During the fiscal year ended April 30, 2006, the Board of Directors held ten (10) meetings and acted by written consent in lieu of a meeting on one (1) occasion. The Board of Directors currently consists of five (5) directors. For the fiscal year, each of the directors during the term of his tenure attended or participated in at least 75% of the aggregate of (i) the total number of meetings or actions by written consent of the Board of Directors and (ii) the total number of meetings or actions by written consent of a committee of the Board of Directors on which each such director served.

The Board of Directors has four (4) standing committees: the Audit Committee, the Compensation Committee, the Stock Option Committee (created May 31, 2005), and the Nominating/Corporate Governance Committee. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background of the Stock Option Investigation, Findings, Restatement of Consolidated Financial Statements, Remedial Measures and Related Proceedings,” we also created a Special Committee of the Board of Directors in July 2006 to review our historical practices in granting stock options.

Audit Committee. During the fiscal year ended April 30, 2006, the Audit Committee of the Board of Directors (the “Audit Committee”) held six (6) meetings and acted by written consent in lieu of a meeting on one (1) occasion. The Audit Committee serves as the representative of the Board of Directors for general oversight of our financial accounting and reporting process, system of internal control, audit process, and process for monitoring compliance with laws and regulations and our Code of Business Conduct. The Audit Committee annually appoints an independent registered public accounting firm to audit our financial statements. In addition, the Audit Committee approves the scope of the annual audits and fees to be paid to our auditors. Three directors currently comprise the Audit committee: Mr. Barth, Mr. Hanna, and Mr. Howes (who was elected to the Audit Committee on November 17, 2006). Jay Shiveley was a member of the Audit Committee until he passed away on October 19, 2006; he was independent under applicable SEC and Nasdaq rules. All current members of the Audit Committee are independent under applicable SEC and Nasdaq rules.

The Board of Directors of the Company has determined that each of Mr. Barth and Mr. Hanna qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended. The Board of Directors of the Company has also determined that each of Mr. Barth, Mr. Hanna and Mr. Howes is “independent,” as that term is defined for audit committee members by applicable Nasdaq rules.

Compensation Committee. During the fiscal year ended April 30, 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) held no meetings and acted by written consent in lieu of a meeting on seventeen (17) occasions. The Compensation Committee reviews the performance of our executive officers, establishes compensation programs for the officers and reviews the compensation programs for other key employees, including salary and cash bonus levels, and administers our 1999 Stock Incentive Plan, the 2000 Supplemental Stock Option Plan and the Employee Stock Purchase Plan. The current members of the Compensation Committee are Mr. Barth, who was elected to the Committee on September 20, 2005, and Mr. Hanna, each of whom are independent under applicable Nasdaq rules. Mr. Rachleff was a member of the Committee until September 20, 2005; he was also independent under applicable Nasdaq rules.

Stock Option Committee. During the fiscal year ended April 30, 2006, the Stock Option Committee of the Board of Directors (the “Stock Option Committee”) held no meetings and acted by written consent in lieu of a meeting on fifteen (15) occasions. The Stock Option Committee approves stock option grants under our 1999 Stock Incentive Plan and the 2000 Supplemental Stock Option Plan for non-officers and individual stock option grants covering less than 20,000 underlying shares. The sole member of the Stock Option Committee was Mr. NeSmith until March 13, 2007. Effective March 14, 2007, our Board of Directors increased the size of the Stock Option Committee to two members and added Mr. Geeslin as a member of this committee.

Nominating/Corporate Governance Committee. During the fiscal year ended April 30, 2006, the Nominating/Corporate Governance Committee of the Board of Directors (the “Nominating Committee”) held two (2) meetings. The Nominating Committee oversees the nomination of directors for service on the Board of Directors and its committees and other related matters, reviews and considers developments in corporate governance practices, and recommends to the Board of Directors corporate governance policies and procedures applicable to us. As of April 30, 2006 the members of the Nominating Committee were Mr. Barth, who was elected to the Committee on September 20, 2005, and Mr. Hanna, each of whom are independent under applicable Nasdaq rules. Mr. Shiveley was a member of the Nominating/Corporate Governance Committee until he passed away on October 19, 2006; he was independent under applicable Nasdaq rules.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, our executive officers and persons who hold more than ten percent of our outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of our Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for transactions in the Common Stock and their Common Stock holdings for the year ended April 30, 2006 and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the year ended April 30, 2006, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our executive officers, Board members and greater than ten-percent stockholders.

Code of Business Conduct

The Board of Directors has adopted a Code of Business Conduct (the “Code”), which outlines the principles of legal and ethical business conduct under which we do business. The Code is applicable to all of our directors, officers and employees. The Code is available under the heading “Corporate Governance” of the Investor Relations section of our website at http://www.bluecoat.com/aboutus/investor_relations. Upon request to our Secretary, we will provide a copy of the Code free of charge. Any substantive amendment of the Code, and any waiver of the Code for executive officers or directors, will be made only after approval by a committee comprised of a majority of our independent directors and will be disclosed on our website. In addition, disclosure of any such waiver will be made within four days by the filing of a Form 8-K with the SEC.

The Board has also adopted a written charter for each of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee. Each charter is available under the Corporate Governance section of our website at http://www.bluecoat.com/aboutus/investor_relations/.

Item 11. Executive Compensation.

Executive Compensation and Related Information

The following Summary Compensation Table sets forth the compensation earned for the three most recent fiscal years by our Chief Executive Officer plus the four other executive officers who were serving as such at the end of the fiscal year ended April 30, 2006, each of whose salary and bonus for the fiscal year ended April 30, 2006 exceeded $100,000 for services rendered to us in all capacities for that fiscal year. Our Chief Executive Officer and the four other executive officers are referred to collectively as the “Named Officers.” No executive officers who would have otherwise been included in such table have been excluded by reason of his or her termination of employment or change in executive status during the year.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus			Number of Securities Underlying Options
Brian M. NeSmith President, Chief Executive Officer, and Director	2006 2005 2004	$ $ $	250,000 250,000 135,000	$ $ $	6,963 — —		27,000 — 50,000

Kevin S. Royal [1] Senior Vice President and Chief Financial Officer	2006 2005 2004	$ $ $	300,000 — —	$ $ $	9,234 — —		75,000 — —

David A. de Simone Senior Vice President of Engineering	2006 2005 2004	$ $ $	250,000 250,000 164,904	$ $ $	13,213 137,500 13,545		16,000 — 180,000

Stephen P. Mullaney Vice President, Worldwide Marketing	2006 2005 2004	$ $ $	236,891 205,000 145,747	$ $ $	5,625 14,876 10,638		15,000 — 88,000

Thomas B. Ayers Former Senior Vice President of Worldwide Field Operations	2006 2005 2004	$ $ $	200,000 187,500 175,000	$ $ $	190,094 162,784 150,857	(2) (2) (2)	25,000 — 35,000

(1)	Mr. Royal commenced employment as our Senior Vice President and Chief Financial Officer in May 2005.
(2)	Includes $182,417 paid as commissions for 2006. Amounts paid in 2005 and 2004 represent commissions.

Option Grants in Last Fiscal Year

The following table contains information concerning the stock option grants made to each of the Named Officers for the fiscal year ended April 30, 2006. No stock appreciation rights were granted to these individuals during such year.

Name	Number of Securities Underlying Options Granted	Individual Grants % of Total Options Granted to Employees In FY 2006 (1)		Exercise Price Per Share		Expiration Date	Potential Realizable Value of Assumed Annual Rate of Stock Price Appreciation For Option Terms (2)
							5%		10%
Brian M. NeSmith	27,000	2.40%			$18.08	5/26/2015		$331,741		$816,896
Kevin S. Royal	75,000	6.66%			$13.93	5/02/2015		$657,038		$1,665,062
David A. de Simone	16,000	1.42%			$18.08	5/26/2015		$196,587		$484,087
Stephen P. Mullaney	15,000	1.33%			$18.08	5/26/2015		$184,301		$453,831
Thomas B. Ayers	15,000 10,000	1.33 0.89	% %	$ $	18.08 30.24	5/26/2015 8/16/2015	$ $	184,301 314,706	$ $	453,831 680,112

(1)	Based on an aggregate of 1,126,429 options granted to employees in fiscal year 2006. Each of the options granted to Mr. NeSmith, Mr. de Simone and Mr. Mullaney was granted on May 26, 2005 and become exercisable in 48 equal monthly installments. Mr. Royal’s option was granted on May 2, 2005 and becomes exercisable for 25% of the shares after 12 months of employment and for the balance in 36 equal monthly installments. Mr. Ayers was granted options on May 26, 2005 and August 16, 2005, which become exercisable in 48 equal monthly installments and 12 equal monthly installments, respectively. The exercise price for each option may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. Options have a maximum term of 10 years measured from the option grant date, subject to earlier termination in the event of the optionee’s cessation of service. Under each of the options, the option shares will vest if we are acquired by merger or asset sale, unless the acquiring company assumes the options. The options will also become fully vested in the event that the optionee’s service is involuntarily terminated within 18 months following a change in control. See “Employment Contracts, Severance and Change in Control Arrangements.”
(2)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning options exercised by any Named Officer during the fiscal year ended April 30, 2006 and option holdings as of the end of the fiscal year ended April 30, 2006 with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of that year.

Name	Shares Acquired	Value Realized (1)	Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-the- Money Options at FY-End (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian M. NeSmith	0	0	174,307	42,693	$1,959,983	$134,877
Kevin S. Royal	0	0	0	75,000	$0	$587,250
David A. de Simone	62,000	$1,858,687	42,916	76,084	$551,991	$920,049
Stephen P. Mullaney	25,000	$750,807	38,936	39,064	$591,992	$491,368
Thomas B. Ayers	0	0	87,331	38,669	$1,162,821	$232,549

(1)	Value realized is based on the fair market value of our Common Stock on date of exercise minus the exercise price and does not necessarily reflect proceeds actually received by the officer.
(2)	Based on a market value of $21.76 per share, the closing selling price of the Common Stock as reported by the Nasdaq Stock Market on April 30, 2006, less the exercise price payable for those shares. These values have not been, and may never be, realized.

Director Compensation

Except for grants of stock options, our directors generally do not receive compensation for services provided as a director. The Company also does not pay compensation for committee participation or special assignments of the Board of Directors, except that Mr. Barth is paid a director fee in the amount of $45,000 per annum for serving as Chairman of the Audit Committee.

Non-employee directors are eligible for periodic automatic option grants under our 1999 Stock Incentive Plan (the “Incentive Plan”) and our 1999 Director Plan (the “Director Plan”). Under the current provisions of the Incentive Plan and Director Plan, each individual who becomes a non-employee director will be granted options to purchase 10,000 shares on the date such individual joins the Board of Directors and each individual who becomes Chairman of the Audit Committee will be granted options to purchase 7,500 shares on the date such individual becomes Chairman of the Audit Committee, provided in each case such individual has not previously been one of our employees. In addition, at each annual meeting of stockholders, (i) each non-employee director who will continue serving as a member of the Board of Directors will be granted an additional option to purchase 4,000 shares, (ii) each individual who will continue serving as a member of the Audit Committee thereafter will be granted an additional option to purchase 2,500 shares of Common Stock, and (iii) each individual who will continue serving as the chairman of the Audit Committee thereafter will be granted an additional option to purchase 5,000 shares of Common Stock. The option price for each automatic option grant will be equal to the fair market value per share of Common Stock on the automatic grant date. Each initial automatic grant shall become exercisable for 25% of the shares upon the optionee’s completion of 12 months of service from the date of grant and the balance of the shares in annual installments over the three-year period thereafter; each annual automatic grant shall become exercisable in full on the first anniversary of the grant date. In addition, initial and annual automatic grants become exercisable in full in the event we experience a change in control due to acquisition by merger or asset sale. Directors are eligible to receive additional options and be issued shares of Common Stock directly under the Incentive Plan, and directors who are also our employees are also eligible to participate in our Employee Stock Purchase Plan.

On November 14 2005, Mr. Howes was granted an option to purchase 10,000 shares of Common Stock at an exercise price of $52.00 in connection with joining the Board of Directors. On September 20, 2005, the date of our last annual meeting of stockholders, Mr. Hanna received an option to purchase 4,000 shares at an exercise price of $42.47 per share in connection with his continuing service on the Board of Directors. On September 20,

2005, Mr. Barth received an option to purchase 3,000 shares at an exercise price of $42.47 per share in connection with his continuing service on the Board of Directors. On September 20, 2005, each of Messrs. Hanna and Barth received an option to purchase 2,500 shares at an exercise price of $42.47 per share in connection with their services on the Audit Committee. In addition, Mr. Barth received an option to purchase 5,000 shares of Common Stock on September 20, 2005 at an exercise price of $42.47 per share in connection with his service as Chairman of the Audit Committee.

On the date of our next Annual Meeting, each of Messrs. Barth, Hanna, Howes and Geeslin will receive an option to purchase 4,000 shares of Common Stock in connection with his continuing service on the Board of Directors. In addition, each of Messrs. Barth, Hanna and Howes will receive an additional option to purchase 2,500 shares of Common Stock for continuing to serve as a member of the Audit Committee. Mr. Barth will also receive an additional option to purchase 5,000 shares of Common Stock for continuing to serve as the Chairman of the Audit Committee.

Employment Contracts, Severance and Change in Control Arrangements

The Compensation Committee, as plan administrator of the 1999 Stock Incentive Plan and 2000 Supplemental Stock Option Plan, has the authority to provide for accelerated vesting of the shares of Common Stock subject to outstanding options held by the Named Officers and any other person in connection with certain changes in control. Under the 1999 Stock Incentive Plan and 2000 Supplemental Stock Option Plan, each outstanding option and all shares of restricted stock will generally become fully vested upon a change in control unless the surviving corporation assumes the option or award or replaces it with a comparable award. In addition, an option or award will become fully exercisable and fully vested if the holder’s employment or service is involuntarily terminated within 18 months following the change in control.

The employment of the Named Officers may be terminated at any time. We entered into an agreement with Mr. NeSmith, dated February 24, 1999, which provides for acceleration of vesting of option shares as if Mr. NeSmith remained employed for one additional year in the event of a change in control.

On May 2, 2005, we extended an offer of employment to Kevin S. Royal to serve as our Senior Vice President and Chief Financial Officer beginning in May 2005. Mr. Royal’s offer letter provides for an annual base salary of $300,000. He is eligible to participate in our executive/management bonus plan. Pursuant to the offer letter, Mr. Royal was granted an option to purchase 75,000 shares of Common Stock, which vest 25% after twelve months of service and the balance on a monthly basis over the next thirty-six months of service and are subject to the terms and conditions of our 1999 Stock Incentive Plan. Mr. Royal’s employment with us is on an at-will basis.

On November 20, 2006, we entered into a letter agreement with Tom Ayers, our then Senior Vice President of Worldwide Field Operations, providing for his continued employment through April 30, 2007. Under the agreement, we agreed that we would not terminate Mr. Ayers’s employment prior to April 30, 2007, except for cause as defined in the agreement. Mr. Ayers will continue to receive his annual salary and benefits in accordance with our existing policies. For the months of November and December 2006, he was paid 100% of his variable compensation based on the 2007 Sales Compensation Plan. Provided Mr. Ayers’s employment does not end prior to April 30, 2007 due to voluntary resignation or a termination by us for cause, upon his separation from employment, Mr. Ayers will become entitled to a severance payment of $57,692 or a lesser amount if he leaves our employ before April 30, 2007. The agreement also contains certain restrictive covenants, releases and other customary terms and conditions.

On December 3, 2006, we extended an offer of employment to Kevin Biggs to serve as our Senior Vice President of Worldwide Sales. Mr. Biggs’s offer letter provides for an annual base salary of $300,000. He is eligible to participate in our Sales Compensation Plan, with target commission earnings for the fiscal year of $350,000 based on attainment of sales revenue objectives as set forth under the plan. He is to be provided a relocation bonus. Pursuant to the offer letter, Mr. Biggs is to be granted an option to purchase 35,400 shares of Common Stock, vesting over four years, and a restricted stock award of 35,400 shares, vesting over four years. The option and restricted stock award are subject to the terms and conditions of our 1999 Stock Incentive Plan. In the event of a Change in Control (as defined in our 1999 Stock Incentive Plan) 50% of shares purchasable under the stock option grant and 50% of the restricted stock grant will vest immediately. Mr. Biggs’s employment with us is on an at-will basis. If his employment is terminated for reasons other than for cause, and he executes our standard severance agreement, he will receive a severance payment equal to six months of base salary.

Compensation Committee Report

The Compensation Committee has the exclusive authority to establish the level of base salary payable to the Chief Executive Officer (“CEO”) and certain other of our executive officers and has the authority to administer our 1999 Stock Incentive Plan, 2000 Supplemental Stock Option Plan, and Employee Stock Purchase Plan. In addition, the Compensation Committee has the responsibility for approving the individual bonus programs to be in effect for the CEO and executive officers each fiscal year.

The Compensation Committee relies upon judgment and not upon rigid guidelines or formulas in determining the amount and mix of compensation elements for each executive officer. Key factors affecting the Compensation Committee’s judgments include the nature and scope of the executive officer’s responsibilities and the officer’s effectiveness in leading initiatives to achieve corporate goals. For the fiscal year ended April 30, 2006, among the factors considered by the Compensation Committee were the recommendations of the CEO with respect to the compensation of our executive officers (other than the CEO).

General Compensation Policy. The Compensation Committee’s fundamental policy is to offer our executive officers competitive compensation opportunities based upon our overall performance, their individual contribution to our financial success and their personal performance. Each executive officer’s compensation package generally consists of: (i) base salary, (ii) cash bonus awards and (iii) long-term stock-based incentive awards.

Base Salary. The base salary for each executive officer is generally set at the time the officer commences employment based on a review of published surveys, with particular emphasis on general market levels for companies of similar revenue. Periodic merit raises have been awarded to executive officers on a limited basis where the survey data indicated that the officer’s base salary was substantially below that of individuals holding comparable positions.

Cash Bonuses. In fiscal 2006, a quarterly cash bonus was paid to each of the executive officers. Mr. Ayers was also eligible for incentive compensation based on the achievement of specific quarterly revenue objectives. In awarding bonuses to the executive officers, the Compensation Committee took into account our achievement of specific revenue and expense control targets as well as each officer’s achievement of specific personal objectives established at the beginning of each fiscal quarter. One-half of the bonus was based on us meeting our specific revenue and expense control targets, and one-half of the bonus was based on each person achieving his or her specific personal objectives. Actual bonuses paid reflect an individual’s accomplishment of his or her specific objectives as well as our achievement of the revenue and expense control targets.

Long-Term Incentive Compensation. Generally, a significant option grant is made in the year that an officer commences employment. Thereafter, option grants may be made at varying times and in varying amounts at the discretion of the Compensation Committee. Generally, the size of each grant is set at a level that the Compensation Committee deems appropriate to create a meaningful opportunity for stock ownership based upon the individual’s position with us, the individual’s potential for future responsibility and promotion, the individual’s performance in the recent period and the number of unvested options held by the individual at the time of the new grant. The relative weight given to each of these factors will vary from individual to individual at the Compensation Committee’s discretion.

Each grant allows the officer to acquire shares of our Common Stock at a fixed price per share over a specified period of time. The option vests in periodic installments over a one to four year period, contingent upon the executive officer’s continued employment with us. The vesting schedule and the number of shares granted are established to ensure a meaningful incentive in each year following the year of grant. Accordingly, the option will provide a return to the executive officer only if he or she remains in our employ, and then only if the market price of our Common Stock appreciates over the option term.

CEO Compensation. For the 2006 fiscal year, Mr. NeSmith’s base salary was unchanged from the prior year. Mr. NeSmith participated in the officer bonus plan discussed above. Mr. NeSmith received an option to purchase 27,000 shares during the fiscal year.

Tax Limitation. Under the Federal tax laws, a publicly-held company such as us will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1.0 million per officer in any year. To qualify for an exemption from the $1.0 million deduction limitation, the stockholders approved a limitation under our 1999 Stock Incentive Plan on the maximum number of shares of Common Stock for which any one participant may be granted stock options and stock appreciation rights per calendar year. Because this limitation was adopted, any compensation deemed paid to an executive officer when he or she exercises an outstanding option under the 1999 Stock Incentive Plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1.0 million limitation. The Committee has not considered whether to limit the dollar amount of all other compensation payable to our executive officers to the $1.0 million limitation.

Compensation Committee

David W. Hanna

James Barth

Compensation Committee Interlocks and Insider Participations

The Compensation Committee was formed in September 1999, and the members of the Compensation Committee during the fiscal year ended April 30, 2006 were Messrs. Hanna and Barth. Mr. Barth was not at any time an officer or employee of the Company; Mr. Hanna served as our interim President and Chief Executive Officer from December 11, 1998 to March 2, 1999. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of April 30, 2006 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by us in connection with acquisitions of the companies which originally granted those options. Footnote (5) to the table sets forth the total number of shares of our Common Stock issuable upon the exercise of those assumed options as of April 30, 2006, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	3,179,667	(3)	$28.26	(3)	1,063,092	(4)
Equity compensation plans not approved by security holders (2)	103,655		$66.55		278,465

Total	3,283,322		$29.47		1,341,557

(1)	Consists of options outstanding under the 1996 Stock Plan and options granted and shares available under the following plans: 1999 Stock Incentive Plan, 1999 Director Option Plan and Employee Stock Purchase Plan (“Stock Plans”). Each year, commencing with the year 2000, the aggregate number of shares authorized under the 1999 Stock Incentive Plan automatically increases by a number equal to the lesser of 5% of the total number of shares of Common Stock outstanding on January 1 of such year, or 400,000 shares. Accordingly, 400,000 shares were added to the 1999 Stock Incentive Plan on January 1, 2005 and January 1, 2006. Each year, commencing with the year 2000, the aggregate number of shares authorized under the 1999 Director Option Plan automatically increases by 20,000 shares or such lesser number of shares as our Board of Directors may determine. Accordingly, 20,000 shares were added to the 1999 Director Option Plan on January 1, 2005. The Board of Directors determined that no shares would be added to the Director Option Plan on January 1, 2006. Each year, commencing with the year 2000, the number of shares under the Employee Stock Purchase Plan automatically increases by 100,000 shares or such lesser number of shares as our Board of Directors may determine. Accordingly, 100,000 shares were added to our Employee Stock Purchase Plan on January 31, 2005 and January 31, 2006. The Board of Directors may authorize a lesser number of shares to be added to the reserve for Stock Plans, as was done in 2003 and 2006.
(2)	Consists of shares issuable under the 2000 Supplemental Stock Option Plan (the “Supplemental Plan”), which was implemented by the Board of Directors on February 15, 2000. The Supplemental Plan is a non-shareholder approved plan. Non-statutory options and restricted stock awards may be granted under the Supplemental Plan to our employees or consultants who are neither executive officers nor outside directors at the time of grant. The Board has authorized 600,000 shares of Common Stock for issuance under the Supplemental Plan. All option grants will have an exercise price per share of no less than 25% of the fair market value per share of Common Stock on the grant date. Each option will vest in installments over the optionee’s period of service with us. The options will vest on an accelerated basis in the event the Company is acquired and (i) the options are not assumed or replaced by the acquiring entity or (ii) the optionee is subject to an involuntary termination. Additional features of the Supplemental Plan are outlined in Note 8 to the Consolidated Financial Statements.
(3)	Excludes purchase rights accrued under the Employee Stock Purchase Plan.
(4)	Includes shares available for future issuance under the Employee Stock Purchase Plan. As of April 30, 2006, there were 595,919 shares of Common Stock available for future issuance. (3)
(5)	Table excludes information for equity compensation plans assumed by us in business combinations under which no additional options may be granted. As of April 30, 2006, a total of 47,077 shares of our Common Stock were issuable upon exercise of outstanding options under the assumed plans. The related weighted average exercise price of those outstanding options was $29.16 per share.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2006, certain information with respect to shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of any class of our voting securities, (ii) each of our directors as of that date, (iii) each of the executive officers named in the Summary Compensation Table included in Item 12, and (iv) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant or upon conversion of shares of Preferred Stock into Common Stock) within sixty (60) days of the date as of which the information is provided. Shares issuable pursuant to the (i) exercise of stock options and warrants exercisable within sixty (60) days of December 31, 2006 and (ii) conversion of shares of Preferred Stock into Common Stock convertible within sixty (60) days of December 31, 2006, are deemed outstanding for computing the percentage of the person holding the options, warrants or Preferred Stock, but are not outstanding for purposes of computing the percentage of any other person. As a result, the percentage ownership of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

	Shares Beneficially Owned as of December 31, 2006 (1)
	Common Stock		Preferred Stock
Name of Beneficial Owner	No. of Shares	Percentage of Class	No. of Shares	Percentage of Class
Entities affiliated with Francisco Partners (2)	1,440,000	8.8%	42,060	100.0%
Entities affiliated with Sequoia Capital (3)	960,000	6.1%	16,824	40.0%
Integral Capital Partners (4)	1,250,200	8.4%	0	—
Ergates Capital Management LLC (5)	910,155	6.1%	0	—
Brian M. NeSmith (6)	579,136	3.8%	0	—
Thomas B. Ayers (7)	114,863	*	0	—
David A. de Simone (8)	107,683	*	0	—
Stephen P. Mullaney (9)	66,993	*	0	—
Kevin S. Royal (10)	32,811	*	0	—
James A. Barth (11)	21,250	*	0	—
Keith Geeslin (2)	1,440,000	8.8%	42,060	100.0%
David W. Hanna (12)	265,845	1.8%	0	—
Timothy A. Howes (13)	2,500	*	0	—
All current directors and executive officers as a group (11 persons) (14)	2,698,829	15.9%	42,060	100.0%

*	Less than 1% of the outstanding shares of Common Stock.
(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each of the persons named in the table has, to our knowledge, sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person. Unless otherwise indicated, the address of each individual listed in the table is c/o Blue Coat Systems, Inc., 420 North Mary Avenue, Sunnyvale, CA 94085. The percentage of beneficial ownership is based on 14,885,475 shares of Common Stock outstanding as of December 31, 2006 and 42,060 shares of Series A Preferred Stock outstanding as of December 31, 2006.
(2)

Preferred Stock consists of 24,894 shares of Series A Preferred Stock held by Francisco Partners II, L.P., 342 shares of Series A Preferred Stock held by Francisco Partners Parallel Fund II, L.P., 15,872 shares of Series A Preferred Stock held by Sequoia Capital Growth Fund III, 777 shares of Series A Preferred Stock held by Sequoia Capital Growth III Principals Fund, and 175 shares of Series A Preferred Stock held by Sequoia Capital Growth Partners III. Each share of Series A Preferred Stock was convertible into approximately 57.06 shares of Common Stock on December 31, 2006 (subject to rounding for fractional shares). Accordingly, Common Stock includes 1,420,485 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Francisco Partners II, L.P., 19,515 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Francisco Partners Parallel Fund II, L.P., 905,677 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Sequoia Capital Growth Fund III, 44,337 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Sequoia Capital Growth III Principals Fund, and 9,986 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Sequoia Capital Growth Partners III. Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., Sequoia Capital Growth Fund III, Sequoia Capital Growth III Principals Fund, and Sequoia Capital Growth Partners III have entered into a Voting Agreement, dated June 22, 2006, pursuant to which each agreed to vote its shares of Series A Preferred Stock in favor of the election of a director nominated by Francisco Partners II, L.P. As a result, Francisco Partners II, L.P. may be deemed to beneficially own the shares of Series A Preferred Stock (but not the Common Stock issuable upon conversion of the Series A Preferred Stock) owned by the entities affiliated with Sequoia Capital. Keith Geeslin is a Partner of Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. Mr. Geeslin disclaims beneficial ownership of the shares held by these entities as well as the entities affiliated with Sequoia Capital, except to the extent of his economic interest in the funds. Francisco Partners’ address is 2882 Sand Hill Road, Suite 280, Menlo Park, California 94025.

(3)	Preferred Stock consists of 15,872 shares of Series A Preferred Stock held by Sequoia Capital Growth Fund III, 777 shares of Series A Preferred Stock held by Sequoia Capital Growth III Principals Fund, and 175 shares of Series A Preferred Stock held by Sequoia Capital Growth Partners III. Each share of Series A Preferred Stock was convertible into approximately 57.06 shares of Common Stock on December 31, 2006 (subject to rounding for fractional shares). Accordingly, Common Stock includes 905,677 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Sequoia Capital Growth Fund III, 44,337 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Sequoia Capital Growth III Principals Fund, and 9,986 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Sequoia Capital Growth Partners III. Sequoia Capital’s address is 3000 Sand Hill Road, Building 4, Suite 180, Menlo Park, California 94025.
(4)	Based on a Schedule 13G filed with the SEC on January 30, 2007. Integral Capital Partners’ address is 2750 Sand Hill Road, Menlo Park, California 94025.
(5)	Based on a Schedule 13G filed with the SEC on February 13, 2007. Ergates Capital Management’s address is 1525-B The Greens Way, Jacksonville Beach, Florida 32250.
(6)	Includes 192,995 shares subject to options that are exercisable within 60 days of December 31, 2006, and 385,000 shares held by the Brian M. and Nancy J. NeSmith Family Trust.
(7)	Includes 110,163 shares subject to options that are exercisable within 60 days of December 31, 2006.
(8)	Includes 84,083 shares subject to options that are exercisable within 60 days of December 31, 2006.
(9)	Includes 60,706 shares subject to options that are exercisable within 60 days of December 31, 2006.
(10)	Consists of shares subject to options that are exercisable within 60 days of December 31, 2006.
(11)	Includes 19,250 shares subject to options that are exercisable within 60 days of December 31, 2006.
(12)	Includes 44,250 shares subject to options that are exercisable within 60 days of December 31, 2006. Also includes 205,642 shares held by the David W. Hanna Trust, 3,052 shares held by the Hanna Group Profit Sharing Plan and 12,901 shares held by Mr. Hanna’s spouse. Mr. Hanna disclaims beneficial ownership of the shares held by the entities, except to the extent of his economic interest in the funds.
(13)	Consists of shares subject to options that are exercisable within 60 days of December 31, 2006.
(14)	Includes 610,012 shares subject to options that are exercisable within 60 days of December 31, 2006.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Our Certificate of Incorporation limits the liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We expect to have indemnification obligations to certain current and former officers and directors in connection with matters relating to the stock option investigation and related litigation, and may have indemnification obligations to certain current and former officers and directors in connection with certain of our outstanding litigation matters. See Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background of the Stock Option Investigation, Findings, Restatement of Consolidated Financial Statements, Remedial Measures and Related Proceedings,” Note 3 of the Notes to Consolidated Financial Statements, and Item 9A, “Controls and Procedures.”

On June 22, 2006, we sold an aggregate of $42,060,000 in equity securities to entities affiliated with Francisco Partners and entities affiliated with Sequoia Capital (the “Pipe Financing”). The Pipe Financing consisted of 42,060 shares of Blue Coat’s Series A Preferred Stock priced at $1,000 per share. Entities affiliated with Francisco Partners purchased $25,236,000 of Series A Preferred Stock in the financing and entities affiliated with Sequoia Capital purchased $16,824,000 of Series A Preferred Stock in the financing. The 42,060 shares of Series A Preferred Stock are initially convertible into 2,400,000 shares of our Common Stock. The conversion price of each share of Series A Preferred Stock is $17.525 per share. The rights, preferences and privileges of the Series A Preferred Stock are contained in the Certificate of Designation, Preferences and Rights of Series A Preferred Stock, which is attached as Exhibit 3.5 to this Report on Form 10-K. The securities were sold pursuant to a Series A Preferred Stock Purchase Agreement, which is attached as Exhibit 10.24 to this Report on Form 10-K. In connection with the sale of the shares of Series A Preferred Stock, we also entered into an Investors’ Rights Agreement with entities affiliated with Francisco Partners, entities affiliated with Sequoia Capital and Network Appliance. The Investors’ Rights Agreement is attached as Exhibit 10.25 to this Report on Form 10-K. Entities affiliated with Francisco Partners, entities affiliated with Sequoia Capital and us entered into a Voting Agreement pursuant to which Francisco Partners and Sequoia Capital agree to vote their shares in the case of an election of the director to be elected by the Series A Preferred Stock. A copy of such Voting Agreement is attached as Exhibit 9.1 to this Report on Form 10-K. On June 22, 2006, in connection with the Pipe Financing, we appointed Keith Geeslin to our Board of Directors. Mr. Geeslin has been a Partner at Francisco Partners since January 2004.

Independence of Directors

The Board of Directors is comprised of a majority of directors who qualify as independent directors under applicable SEC and Nasdaq rules. The Board of Directors has determined Messrs. Barth, Hanna, Geeslin and Howes to be independent under NASDAQ Rule 4200.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Ernst & Young LLP

The following table sets forth the aggregate fees billed by Ernst & Young for audit services rendered in connection with the consolidated financial statements and reports for fiscal 2006 and 2005 and for other services rendered during fiscal years 2006 and 2005 on behalf of Blue Coat and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Year Ended April 30,
	2006	2005
Audit fees	$1,266	$1,100
Fees for audit of restated financial statements and review of the Special Committee’s internal stock option investigation under the direction of the Audit Committee and related activities	1,656	—

Total audit	2,922	1,100

Tax	10	54

Total	$2,932	$1,154

Audit fees consist of fees related to the financial statement audit and fees related to the review of the Special Committee’s internal stock option investigation under the direction of the Audit Committee and related activities. The financial statement audit fees for the years ended April 30, 2006 and 2005 were for professional services rendered for the annual audit of our consolidated financial statements, including the audit of our internal control over financial reporting, the reviews of our quarterly reports on Form 10-Q, statutory audits required in international locations and consents. Fees for the review of the Special Committee’s internal stock option investigation under the direction of the Audit Committee and related activities were for Ernst & Young’s audit of our restated consolidated financial statements for fiscal years 2005 and 2004 included in our Form 10-K for the fiscal year ended April 30, 2006.

The tax fees for the years ended April 30, 2006 and 2005 were for services related to tax compliance, including tax advice and tax planning.

No audit-related or other fees were incurred.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee adopted pre-approval policies and procedures for audit and non-audit services during fiscal year 2006. All audit, audit related, tax and permissible non-audit services are approved in advance by our Audit Committee to assure they do not impair the independence of our independent registered public accountants. At the beginning of the fiscal year, management prepares an estimate of all such fees for the duration of the fiscal year and submits the estimate to the Audit Committee for its review and pre-approval. Any modifications to the estimates will be submitted to the Audit Committee for pre-approval at the next regularly scheduled Audit Committee meeting, or if action is required sooner, to the Chairman of the Audit Committee. All fees paid to our independent registered public accounting firm during fiscal year 2006 were in accordance with this pre-approval policy.

Based on the Audit Committee’s discussion with management and the independent registered public accounting firm, and the Audit Committee’s review of the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommended, and the Board of Directors subsequently approved, the inclusion of the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006, for filing with the Securities and Exchange Commission. The Audit Committee also recommended, and the Board of directors subsequently approved, the selection of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ended April 30, 2007.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

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

3. Exhibits

See Exhibit Index. The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE COAT SYSTEMS, INC.
(Registrant)

March 28, 2007	By:	/s/ BRIAN M. NESMITH
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRIAN M. NESMITH Brian M. NeSmith	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2007

/s/ KEVIN S. ROYAL Kevin S. Royal	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2007

/s/ DAVID W. HANNA David W. Hanna	Chairman of the Board and Director	March 28, 2007

/s/ JAMES A. BARTH James A. Barth	Director	March 28, 2007

/s/ KEITH B. GEESLIN Keith B. Geeslin	Director	March 28, 2007

/s/ TIMOTHY A. HOWES Timothy A. Howes	Director	March 28, 2007

EXHIBIT INDEX

Number	Description
2.1

Agreement and Plan of Merger and Reorganization, dated as of October 28, 2003, by and among Blue Coat Systems, Inc., Riga Corp., Ositis Software, Inc., Vilis Ositis and Liana Abele (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 28, 2003)

2.2

Agreement and Plan of Merger and Reorganization, dated as of July 16, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.3

Amendment Number 1 to Agreement and Plan of Merger and Reorganization, dated as of October 5, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.4

Agreement and Plan of Merger and Reorganization, dated as of December 30, 2005, by and among Blue Coat Systems, Inc., Permeo Technologies, Inc., Pivot Acquisition Corp., and Chris Pacitti, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on January 4, 2006)

2.5

Asset Purchase Agreement, dated as of June 22, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

2.6

Amendment to Asset Purchase Agreement, dated as of September 8, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on September 11, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.3

Certificate of Ownership and Merger of Blue Coat Systems, Inc. with and into CacheFlow Inc. (which is incorporated herein by reference to Exhibit 3.3 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.5

Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.3 of Form 10-K filed by the Registrant with the Commission on July 29, 2003)

9.1

Voting Agreement, dated as of June 22, 2006, by and among Blue Coat Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., Sequoia Capital Growth Fund III, Sequoia Capital Growth Partners III and Sequoia Capital Growth III Principals Fund (which is incorporated herein by reference to Exhibit 9.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

Number	Description
10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

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

10.9	Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

10.10	2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

10.11	SpringBank Networks, Inc. 2000 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

10.12	Entera, Inc. 1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.13	Entera, Inc. 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.14	Offer Letter with David de Simone (which is incorporated herein by reference to Exhibit 10.24 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.15	Common Stock Purchase Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.16	Registration Rights Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.17

Technology License And Settlement Agreement dated October 29, 2003 by and between Network Caching Technology L.L.C and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.18

Source Code License & Services Agreement, effective August 12, 2004, by and between Blue Coat Systems, Inc. and Flowerfire, Inc. (which is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Commission on September 9, 2004)

10.19

Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under the Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

Number	Description
10.20

Employment Agreement between Blue Coat Systems, Inc. and Kevin Royal dated as of March 31, 2005 (which is incorporated herein by reference to Exhibit 10.32 of Form 10-K filed by the Registrant with the Commission on July 14, 2005)

10.21

Separation Agreement between Blue Coat Systems, Inc. and Robert Verheecke dated as of April 29, 2005 (which is incorporated herein by reference to Exhibit 10.33 of Form 10-K filed by the Registrant with the Commission on July 14, 2005)

10.22	Cerberian, Inc. 2000 Stock Option Plan

10.23	First Amended or Restated Permeo Technologies, Inc. 2001 Stock Option Plan

10.24

Series A Preferred Stock Purchase Agreement dated as of June 22, 2006, by and among Blue Coat Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., Sequoia Capital Growth Fund III, Sequoia Capital Growth Partners III and Sequoia Capital Growth III Principals Fund (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

10.25

Investors’ Rights Agreement dated as of June 22, 2006, by and among Blue Coat Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., Sequoia Capital Growth Fund III, Sequoia Capital Growth Partners III and Sequoia Capital Growth III Principals Fund (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

21.1	Subsidiaries

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule II

BLUE COAT SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Year Ended April 30,	Balance at Beginning of Period	Additions - (Reductions) to Costs and Expenses	Deductions	Balance at End of Period
2004	$675,000	$(147,000)	$12,000	$540,000
2005	540,000	(330,000)	25,000	235,000
2006	235,000	(19,468)	(70,532)	145,000