Form 10-Q
period 2006-07-31
BLUE COAT SYSTEMS INC
filed 2007-03-28
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT DECEMBER 31, 2006
Common Stock, par value $.0001	14,885,475

i

CAUTIONARY STATEMENT

All statements included in this Quarterly Report on Form 10-Q (“Form 10-Q”), other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We often use certain words and their derivatives such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions in our forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” under Part II, Item 1A of this Form 10-Q. These forward-looking statements speak only as of the date of this Form 10-Q. We assume no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

Forward-looking statements are not the only statements you should regard with caution. The preparation of our condensed consolidated financial statements required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the financial statements, as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected, among other things, the amounts of additional deferred stock-based compensation and additional stock-based compensation expense that we recorded. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q (“Form 10-Q”) for the fiscal quarter ended July 31, 2006, we are restating our condensed consolidated financial statements and related disclosures as of July 31, 2005 and for the three months ended July 31, 2005. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of an independent committee of our Board of Directors, assisted by independent legal counsel and accounting experts, formed in July 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon.

In our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended April 30, 2006, which was filed with the SEC on March 28, 2007, we restated our consolidated financial statements and related disclosures as of April 30, 2005 and for the years ended April 30, 2005 and 2004. The restatement included adjustments arising from the investigation of our historical practices in granting stock options. We also recorded adjustments affecting our previously-reported financial statements for fiscal years 2000 through 2003, the effects of which are summarized in cumulative adjustments to our additional paid in capital, deferred stock-based compensation and accumulated deficit accounts as of April 30, 2003. The Form 10-K also included the restatement of selected consolidated financial data as of and for the years ended April 30, 2005, 2004, 2003 and 2002, which was included in Item 6, “Selected Financial Data,” of the Form 10-K, and the unaudited quarterly financial data for each of the quarters in the years ended April 30, 2006 and 2005, with the exception of the fourth quarter of fiscal 2006 (which has never been filed), which was included in Item 8, “Financial Statements and Supplementary Data,” of the Form 10-K.

Except as set forth in the previous paragraph, we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments, other than (i) information as of July 31, 2005 and for the three month period then ended which is included in this Quarterly Report on Form 10-Q, (ii) information as of October 31, 2005 and for the three and six-month periods then ended which is included in the Quarterly Report on Form 10-Q for the period ended October 31, 2006, and (iii) information as of January 31, 2006 and for three and nine-month periods then ended which is included in the Quarterly Report on Form 10-Q for the period ended January 31, 2007. For this reason, the consolidated financial statements and related financial information contained in our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments should no longer be relied upon. Except as otherwise specifically noted in this Quarterly Report in Form 10-Q and except for the sections of this Form 10-Q entitled “Background of the Stock Option Investigation, Findings, Restatement of Condensed Consolidated Financial Statements, Remedial Measures and Related Proceedings” (included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements (included in Item 1, “Condensed Consolidated Financial Statements”), and Item 4, “Controls and Procedures,” all of the information in this Quarterly Report on Form 10-Q is as of July 31, 2006 and does not reflect events occurring after July 31, 2006. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended April 30, 2006, as well as any Current Reports filed on Form 8-K.

Additional information on the restatement can be found in this report in:

•	Part I, Item 1, Note 2, “Restatement of Condensed Consolidated Financial Statements;”

•

Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Background of the Stock Option Investigation, Findings, Restatement of Condensed Consolidated Financial Statements, Remedial Measures and Related Proceedings;”

•	Part I, Item 4, “Controls and Procedures;” and

•	Part II, Item 1A, “Risk Factors.”

As a result of our failure to file this report and other reports on a timely basis, we will not be eligible to use Form S-3 to register our securities with the SEC until all reports required under the Securities Exchange Act of 1934 have been timely filed for at least 12 months.

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	July 31, 2006	April 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,204	$46,990
Short-term investments	8,275	10,200
Restricted investments	42,060	996
Accounts receivable, net of allowance of $130 and $145, respectively	30,138	22,285
Inventories	422	435
Prepaid expenses and other current assets	4,986	3,895

Total current assets	135,085	84,801
Property and equipment, net	8,525	8,059
Restricted investments	861	361
Goodwill	62,462	62,462
Identifiable intangible assets, net	7,272	7,758
Other assets	678	723

Total assets	$214,883	$164,164

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,525	$5,437
Accrued payroll and related benefits	6,723	7,451
Deferred revenue	32,728	25,946
Accrued restructuring	436	604
Other accrued liabilities	6,514	4,638

Total current liabilities	51,926	44,076
Deferred rent, less current portion	1,990	1,996
Accrued restructuring, less current portion	186	290
Deferred revenue, less current portion	9,138	7,844

Commitments and contingencies

Series A redeemable convertible preferred stock; $0.0001 par value Authorized shares: 10,000,000 Issued and Outstanding: 42,060 at July 31, 2006, none at April 30, 2006 (Aggregate liquidation preference: $42,060)	41,879	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,015,534	1,014,493
Treasury stock	(903)	(903)
Deferred stock compensation	—	(1,901)
Accumulated deficit	(904,869)	(901,732)
Accumulated other comprehensive loss	—	(1)

Total stockholders’ equity	109,764	109,958

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$214,883	$164,164

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2006	2005
		(as restated) [1]
Net revenue:
Product	$27,260	$27,890
Service	9,155	5,478

Total net revenue	36,415	33,368
Cost of net revenue:
Product	7,217	8,599
Service	3,033	1,884

Total cost of net revenue	10,250	10,483

Gross profit	26,165	22,885

Operating expenses:
Research and development	9,180	5,707
Sales and marketing	14,419	11,795
General and administrative	6,174	4,366
Amortization of intangible assets	188	174

Total operating expenses	29,961	22,042

Operating income (loss)	(3,796)	843
Interest income	897	351
Other income (expense)	(120)	25

Income (loss) before income taxes	(3,019)	1,219
Provision for income taxes	118	90

Net income (loss)	$(3,137)	$1,129

Net income (loss) per common share:
Basic	$(0.22)	$0.09

Diluted	$(0.22)	$0.08

Weighted average shares used in computing net income (loss) per common share:
Basic	14,340	12,353

Diluted	14,340	13,815

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended July 31,
	2006	2005
		(as restated) [1]
Operating Activities
Net income (loss)	$(3,137)	$1,129
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	853	458
Amortization	531	348
Stock-based compensation	2,944	2,107
Gain on disposition of equipment	(69)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(7,853)	(3,081)
Inventories	13	13
Prepaid expenses and other current assets	(1,091)	(624)
Other assets	—	(270)
Accounts payable	436	1,311
Accrued payroll and related benefits	(728)	735
Other accrued liabilities	1,791	647
Restructuring accrual	(272)	(634)
Deferred rent	79	—
Deferred revenue	8,075	4,665

Net cash provided by operating activities	1,572	6,804

Investing Activities
Purchases of investment securities	(45,834)	—
Sales of investment securities	6,196	—
Purchases of property and equipment	(1,668)	(1,467)
Sales of property and equipment	70	—

Net cash used in investing activities	(41,236)	(1,467)

Financing Activities
Net proceeds from issuance of common stock	35	763
Net proceeds from sales of Series A redeemable convertible preferred stock	41,843	—

Net cash provided by financing activities	41,878	763

Net increase in cash and cash equivalents	2,214	6,100
Cash and cash equivalents at beginning of period	46,990	47,184

Cash and cash equivalents at end of period	$49,204	$53,284

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include Blue Coat Systems, Inc.’s (also referred to as “we,” or “us,”) accounts and those of our subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated. We have consolidated the results of Permeo Technologies, Inc., Cerberian, Inc. and Ositis Software, Inc. from their respective acquisition dates of March 3, 2006, November 16, 2004 and November 14, 2003, respectively, in our condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted under the Securities and Exchange Commission’s (“SEC’s”) rules and regulations. The accompanying condensed consolidated financial statements and related notes as of July 31, 2006, and for the three month periods ended July 31, 2006 and 2005, are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our consolidated financial condition, results of operations and cash flows for the interim date and periods presented. The results of operations for the three month periods ended July 31, 2006 are not necessarily indicative of results for the entire fiscal year or future periods. Our financial results as of and for the three-month period ended July 31, 2005 have been restated. See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements for additional information.

The condensed consolidated balance sheet as of April 30, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended April 30, 2006 included in our Annual Report on Form 10-K filed with the SEC on March 28, 2007.

As discussed later in this Note 1, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” or SFAS No. 123(R), on May 1, 2006 using the modified prospective transition method. Accordingly, our loss from operations for the three months ended July 31, 2006 includes $2.9 million in stock-based compensation expense for employee stock options and our Employee Stock Purchase Plan.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations. Our critical accounting estimates include (i) Revenue Recognition and Related Receivable Allowances, (ii) Inventories, (iii) Guarantees, Indemnifications and Warranty Obligations, (iv) Valuation of Goodwill, (v) Valuation of Long-Lived and Identifiable Intangible Assets, (vi) Restructuring Liabilities, (vii) Income Taxes, (viii) Contingencies, and (ix) Stock-Based Compensation (x) Impact of judgment and Interpretations on Restatement Amounts and (xi) Payroll and withholding Taxes, Penalties and Interest Related to the Restatement.

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

Inventories, net, consisted of the following (in thousands):

	July 31, 2006	April 30, 2006
Raw materials	$363	$361
Finished goods	59	74

Total	$422	$435

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the impairment test since we have just one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2006 and concluded that no impairment existed at April 30, 2006. For the three months ended July 31, 2006, there have been no significant events or changes in circumstances affecting the valuation of goodwill.

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

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We expect to have indemnification obligations to certain current and former officers and directors in connection with matters relating to the stock option investigation (see Note 2 to the Notes to Condensed Consolidated Financial Statements for additional information), as well as with certain of our outstanding litigation matters.

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

Changes in our warranty obligations, which are included in “Other accrued liabilities,” for the three months ended July 31, 2006 and 2005, respectively, were as follows (in thousands):

	Three Months Ended July 31,
	2006	2005
Beginning balances	$319	$262
Warranties issued during the period	319	295
Settlements made during the period	(319)	(262)

Ending balances	$319	$295

Income Taxes

We use the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered through carrying back to prior year’s income or through the generation of future taxable income after consideration of tax planning strategies and then record a valuation allowance to reduce deferred tax assets to an amount we believe more likely than not will be realized. As of July 31, 2006, we have a full valuation allowance against our net deferred tax assets because we determined that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issues is highly judgmental. The Company accounts for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”.

Stock-Based Compensation Prior to Adoption of SFAS No. 123(R)

Prior to May 1, 2006, we accounted for stock-based compensation for options granted to our employees and members of our Board of Directors using Accounting Principles Board (“APB”) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25. In addition, we complied with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure Amendment of SFAS No. 123, as if we had applied the fair value-based method in measuring compensation cost for our stock-based compensation plans

Under APB No. 25, compensation expense is measured on the date in which the number of shares and exercise price are known, or fixed. If the number of shares or exercise price of the award is not fixed, the stock option is accounted for as a variable award until such time at which the stock option is exercised, cancelled or expires.

For fixed stock awards, compensation expense is calculated based on its intrinsic value, or the difference between the fair market value of our stock on the date the award is fixed and the award’s exercise price. No compensation expense is recognized if an award’s intrinsic value is zero. Stock compensation expense associated with fixed stock option awards with a positive intrinsic value is recognized over the vesting period using the graded method, which results in greater expense recorded in earlier years than the straight-line method.

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

The following table illustrates the effect on our net loss and net loss per share for the three months ended July 31, 2005 if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model (in thousands) in that period.

Three Months Ended July 31,
2005
(as restated) [1]
Net income [2]	$1,129
Add: Stock-based employee compensation expense included in reported net income	2,107
Deduct: Stock-based employee compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards [3]	(2,998)

Net income, including stock-based employee compensation expense [4]	$238

Basic net income per common share:
Reported	$0.09
Pro forma	$0.02
Diluted net income per common share:
Reported	$0.08
Pro forma	$0.02

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
(2)	Net income and net income per share as reported for periods prior to May 1, 2006 included stock-based compensation for employees calculated in accordance with APB 25 and represented the intrinsic value, but did not include stock-based compensation for our employee stock purchase plan because we did not adopt the recognition provisions of SFAS 123.
(3)	Stock-based compensation expense for periods prior to May 1, 2006 was calculated based on the pro forma application of SFAS 123.
(4)	Net income and net income per share including stock-based compensation expense for periods prior to May 1, 2006 are based on the pro forma application of SFAS 123.

Stock-Based Compensation Subsequent to Adoption of FAS No. 123(R)

We adopted SFAS No. 123(R), Share-Based Payment, for our fiscal year beginning May 1, 2006 using the modified prospective transition method. Under that transition method, recognized compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Further, we have elected to use the straight-line method of amortization for stock-based compensation related to stock options granted after May 1, 2006. We will continue to amortize stock-based compensation using the graded method for stock options granted prior to May 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $2.9 million for the three months ended July 31, 2006.

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities and trade receivables. We maintain our demand deposit and money market accounts with financial institutions of high credit standing. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents or short-term investments, as applicable, on our condensed consolidated balance sheets as of July 31, 2006. We believe the financial risks associated with these financial instruments are minimal. We have not experienced material losses from our investments in these securities.

We generally do not require collateral for sales to customers. However, we perform on-going credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. No customer accounted for more than 10%

of net revenue during the three months ended July 31, 2006, although one of our customers accounted for 21.5% of our gross accounts receivable as of July 31, 2006. One of our North American customers accounted for 11.2% of net revenue during the three months ended July 31, 2005 and the same customer accounted for the 14.8% of our gross accounts receivable as of July 31, 2005.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition rules. We are required to adopt FIN 48 for our fiscal year beginning May 1, 2007. We are currently evaluating the provisions in FIN 48, however, at the present time, we do not anticipate that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

Note 2. Restatement of Condensed Consolidated Financial Statements

In our Form 10-K for the fiscal year ended April 30, 2006, we restated our condensed consolidated financial statements and related disclosures as of April 30, 2005 and for the years ended April 30, 2005 and 2004. The restatement included adjustments arising from an internal review of our historical financial statements, as well as the determinations of an independent committee of our Board of Directors (the “Special Committee”), assisted by independent legal counsel and accounting experts, formed in July 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. We also recorded adjustments affecting our previously-reported financial statements for fiscal years 2000 through 2003, the effects of which are summarized in cumulative adjustments to our additional paid in capital, deferred stock-based compensation and accumulated deficit accounts as of April 30, 2003 in our Form 10-K for the fiscal year ended April 30, 2006. Our restated interim financial statements for the quarterly and year-to-date periods ended July 31, 2005, October 31, 2005 and January 31, 2006 are included in our quarterly reports on Forms 10-Q for the periods ended July 31, 2006, October 31, 2006 and January 31, 2007, respectively.

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

The effects of these adjustments as reported in our Form 10-K are summarized as follows (in thousands):

	Year Ended April 30,
	2004	2005	2006	Total
	(as restated)	(as restated)
Revised stock option measurement dates	$4,181	$9	$3,271	$7,461
Corrections of Other Accounting Errors:
Amortization of cheap stock	716	56	—	772
Modifications to equity awards	211	29	19	259
Amortization of acquisition-related option grants	(217)	(341)	91	(467)

Total correction of other accounting errors	710	(256)	110	564

Total stock-based compensation expense restatement	4,891	(247)	3,381	8,025
Expense/(benefit) from payroll taxes, penalties and interest	43	837	1,118	1,998

Net adjustments to stock-based compensation expense	4,934	590	4,499	10,023
Non-Stock-Based Compensation Expense/(Benefit):
Adjustments to the timing of certain operating expenses	79	130	(130)	79

Total non-stock-based compensation expense/(benefit)	79	130	(130)	79

Net decrease/(increase) in net income due to adjustments	$5,013	$720	$4,369	$10,102

Cumulative increase to accumulated deficit at April 30, 2003				38,916

Cumulative increase to accumulated deficit at April 30, 2006				$49,018

	Year Ended April 30,
	2000	2001	2002	2003	2004	2005	2006	Total
Net restatement of stock-based compensation expense	$9,502	$29,823	$(3,407)	$3,020	$4,934	$590	$4,499	$48,961
Total non-stock-based compensation expense/(benefit)	75	(146)	—	49	79	130	(130)	57

Net decrease/(increase) in net income due to adjustments	$9,577	$29,677	$(3,407)	$3,069	$5,013	$720	$4,369	$49,018

Cumulative increase to accumulated deficit	$9,577	$39,254	$35,847	$38,916	$43,929	$44,649	$49,018

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

The following tables present the impact of the additional stock-based compensation expense-related adjustments, as well as other non-stock-based compensation adjustments which were recorded as part of the restatement, on our condensed consolidated statements of operations, statements of cash flows and pro forma stock-based compensation expense disclosures as provided under SFAS No. 123, as amended by SFAS No. 148, as applicable:

Condensed Consolidated Statements of Operations for the three months ended July 31, 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended July 31, 2005
	As previously reported	Adjustments	As restated
Net revenue:
Product	$27,890	$—	$27,890
Service	5,478	—	5,478

Total net revenue	33,368	—	33,368
Cost of net revenue:
Product (*)	8,565	34	8,599
Service (*)	1,865	19	1,884

Total cost of revenue	10,430	53	10,483

Gross profit	22,938	(53)	22,885

Operating expenses:
Research and development (*)	5,365	342	5,707
Sales and marketing (*)	11,669	126	11,795
General and administrative (*)	2,678	1,688	4,366
Amortization of intangible assets	174	—	174

Total operating expense	19,886	2,156	22,042

Operating income (loss)	3,052	(2,209)	843
Interest income, net	367	(16)	351
Other income (expense)	57	(32)	25

Income (loss) before income taxes	3,476	(2,257)	1,214
Provision for income taxes	90	—	90

Net income (loss)	$3,386	$(2,257)	$1,129

Net income (loss) per common share:
Basic	$0.27	$(0.18)	$0.09

Diluted	$0.24	$(0.16)	$0.08

Weighted average shares used in computing net income (loss) per common share:
Basic	12,353	—	12,353

Diluted	13,884	(69)	13,815

______________
(*) Includes stock-based compensation as follows:
Cost of product	$1	$20	$21
Cost of service	—	14	14
Research and development	—	221	221
Sales and marketing	—	178	178
General and administrative	—	1,673	1,673

Total stock-based compensation	$1	$2,106	$2,107

Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2005 are as follows (in thousands):

	Three Months Ended July 31, 2005
	As previously reported	Adjustments	As restated
Operating Activities
Net income (loss)	$3,386	$(2,257)	$1,129
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	458	—	458
Amortization	348	—	348
Stock-based compensation	1	2,106	2,107
Changes in operating assets and liabilities:
Accounts receivable	(3,081)	—	(3,081)
Inventories	13	—	13
Prepaid expenses and other current assets	(624)	—	(624)
Other assets	(270)	—	(270)
Accounts payable	1,311	—	1,311
Accrued restructuring	(634)	—	(634)
Accrued payroll and related benefits	455	280	735
Other accrued liabilities	776	(129)	647
Deferred revenue	4,665	—	4,665

Net cash provided by operating activities	6,804	—	6,804

Investing Activities
Sale of investment securities	—	—	—
Purchases of property and equipment	(1,467)	—	(1,467)

Net cash used in investing activities	(1,467)	—	(1,467)

Financing Activities
Net proceeds from issuance of common stock	763	—	763

Net cash provided by financing activities	763	—	763

Net increase in cash and cash equivalents	6,100	—	6,100
Cash and cash equivalents at beginning of period	47,184	—	47,184

Cash and cash equivalents at end of period	$53,284	$—	$53,284

We have restated the pro forma information required in accordance with SFAS No. 123, as amended by SFAS No. 148, to give effect to the revision in measurement dates of certain stock options and adjustments to stock-based compensation expense previously discussed. The effect of these changes for the three months ended July 31, 2005 is presented in the table below (in thousands, except per share amounts):

	Three Months Ended July 31, 2005
	As previously reported	Adjustments	As restated
Net income (loss)	$3,386	$(2,257)	$1,129
Stock-based employee compensation expense included in the determination of net income (loss)	1	2,106	2,107
Stock-based employee compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(2,076)	(922)	(2,998)

Pro forma net income (loss)	$1,311	$(1,073)	$238

Basic net income (loss) per common share:
Reported	$0.27	$(0.18)	$0.09

Pro forma	$0.11	$(0.09)	$0.02

Diluted net income (loss) per common share:
Reported	$0.24	$(0.16)	$0.08

Pro forma	$0.09	$(0.08)	$0.02

As a result of the restatement, the related disclosures included in the notes to condensed consolidated financial statements have been revised where indicated as restated.

Note 3. Stock-based Compensation

As of July 31, 2006, we had five stock-based employee compensation plans, which are described below. The employee stock-based compensation cost included in the condensed consolidated statements of operations for the three months ended July 31, 2006 was $2.9 million.

1996 Stock Incentive Plan

In 1996, we established the 1996 Stock Option Plan (the “1996 Plan”) under which stock options are granted to employees, directors and consultants. Options granted under the plan expire no later than ten years from the date of grant. After November 18, 1999, no options could be granted under the 1996 plan. As of April July 31, 2006, 188,759 shares of common stock remain available for issuance under the plan.

Options that expire and shares issued under the 1996 Plan that are repurchased become available for issuance under the 1999 Stock Incentive Plan, which is discussed further below.

1999 Stock Incentive Plan

In September 1999, our Board of Directors adopted the 1999 Stock Incentive Plan (the “Incentive Plan”), which became effective upon the effective date of our initial public offering. The number of shares reserved under the Incentive Plan automatically increased each year since inception and will increase on an annual basis by the lesser of 5% of the total amount of common stock outstanding or 400,000 shares. Furthermore, any options granted under the 1996 Plan that are cancelled or exercised and subsequently repurchased by us become available for future issuance under the Incentive Plan. Options granted under the plan expire no later than ten years from the date of grant. As of July 31, 2006, 3,279,645 shares of common stock remain available for issuance under the plan. The exercise price for incentive stock options and non-qualified stock options granted under the Incentive Plan may not be less than 100.0% and 85.0%, respectively, of the fair market value of common stock on the option grant date and the stock options are generally subject to a four-year vesting term. However, as discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” certain of our historical grants were issued below the fair market value of common stock on the option grant date and stock-based compensation expense has been recorded accordingly.

1999 Director Option Plan

In September 1999, our Board of Directors adopted the 1999 Director Option Plan (the “Directors Plan”). Under the Directors Plan, each non-employee director joining the Board of Directors following the effective date of our initial public offering automatically receives options to purchase 5,000 shares of common stock. In addition, each non-employee director automatically receives options to purchase 1,000 shares of common stock at each annual meeting of the Board of Directors held in the year 2000 and thereafter. Options granted under the plan expire no later than ten years from the date of grant. Options granted under the Directors Plan will have an exercise price equal to the fair market value of the common stock on the option grant date. The number of shares reserved under the Directors Plan automatically increases by 20,000 shares annually beginning January 1, 2000. As of July 31, 2006, 170,750 shares of common stock remain available for issuance under the plan. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

2000 Supplemental Stock Option Plan

In February 2000, our Board of Directors adopted the 2000 Supplemental Stock Option Plan (the “2000 Plan”), under which 600,000 shares of common stock were reserved for issuance. Non-executive employees and consultants are eligible to participate in the 2000 Plan. The 2000 Plan provides for the grant of non-statutory stock options to purchase shares of our common stock and/or grants of restricted shares of common stock. Options granted under the plan expire no later than ten years from the date of grant. The exercise price for stock options issued under the 2000 Plan may not be less than 25.0% of the fair market value of common stock on the option grant date. As of July 31, 2006, 332,170 shares of common stock remain available for issuance under the plan.

As of July 31, 2006, 339,928 shares of common stock were available for grant and 4,014,855 shares of common stock (including 43,531 shares of common stock from option plans assumed through acquisitions) remain available for future issuance under the aforementioned option plans.

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

As of July 31, 2006, 595,919 shares of common stock remain available for future issuance under the ESPP. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

Impact of the Adoption of SFAS No. 123(R)

See Note 1 for a description of our adoption of SFAS No. 123(R) on May 1, 2006. The following table summarizes the stock-based compensation expense for stock options and our employee stock purchase plan that we recorded in the condensed statements of operations in accordance with SFAS No. 123(R) for the three months ended July 31, 2006 (in thousands).

Three Months Ended July 31, 2006
Stock-based compensation expense:
Cost of product	$134
Cost of service	137
Research and development	939
Sales and marketing	1,023
General and administrative	711

Total	$2,944

Determining Fair Value under FAS 123(R)

Valuation and Amortization Method. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. For options granted before May 1, 2006, we amortize the fair value on a graded basis. For options granted on or after May 1, 2006, we amortize the fair value of stock-based compensation on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of grants, exercises and post-vesting cancellations. Contractual term expirations have not been significant.

Expected Volatility. We estimate the volatility of our stock options at the date of grant using a combination of historical and implied volatilities, consistent with SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107. Historical volatilities are calculated based on the historical prices of our common stock over a period equal to the expected term of our option grants, while implied volatilities are derived from publicly traded options of our common stock. Prior to the adoption of SFAS No. 123(R), we relied exclusively on the historical prices of our common stock in the calculation of expected volatility.

Expected Forfeitures. Stock-based compensation expense under FAS 123(R) is based on awards ultimately expected to vest, and requires that forfeitures be estimated at the time of grant and revised, if necessary, if actual forfeitures differ from those estimates. We estimated our forfeiture rate at 10% based on an analysis of historical pre-vesting forfeitures, and have reduced stock-based compensation expense accordingly.

Risk-Free Rate. The risk-free interest rate that we use in the Black-Scholes option valuation model is the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our option grants.

Dividends. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

For the three months ended July 31, 2006 and 2005, we used the following assumptions to estimate the fair value of stock options granted:

	Three Months Ended July 31,
Stock Options	2006	2005
Risk-free rate	5.22%	4.08%
Expected dividend yield	—	—
Expected life (in years)	4.63	4.04
Expected volatility	0.76	1.03
Expected forfeitures	10%	—

Stock Option Activity

A summary of stock option activity under all stock-based compensation plans during the three months ended July 31, 2006 is as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at May 1, 2006	3,330,399	$29.45
Options granted	431,220	$16.89
Options exercised	(7,009)	$4.84
Options forfeited	(73,460)	$37.40
Options expired	(6,223)	$28.79

Outstanding at July 31, 2006	3,674,927	$27.87

Exercisable at July 31, 2006	1,781,842	$35.64

The weighted average remaining contractual life for options outstanding and exercisable at July 31, 2006 was 7.57 and 6.25 years, respectively. The aggregate intrinsic value of options exercised during the three months ended July 31, 2006 was $79,366. The aggregate intrinsic value of options outstanding and exercisable at July 31, 2006 was $8.3 million and $6.6 million, respectively. The total fair value of options vested during the three months ended July 31, 2006 was $2.6 million. There were 17,850 and 381,900 employee stock options under our stock compensation plans granted with exercise prices below the fair market value of our common stock on the date of grant during the three months ended July 31, 2006 and 2005, respectively. The estimated weighted average fair value of the stock options granted during the three months ended July 31, 2006 and 2005 was $10.69 and $13.96 per share, respectively.

Due to the on-going stock option investigation, there were no shares granted under our ESPP during the three months ended July 31, 2006. There were no shares granted under our ESPP, or amortization of expense related to ESPP shares, during the three months ended July 31, 2005 as the last day of the applicable six month offering period did not occur in such three month period. Accordingly, no ESPP shares were valued for these periods. There is no stock-based compensation expense included in the condensed statement of operations for the three months ended July 31, 2006 related to the amortization of expenses for shares previously granted under our ESPP.

As of July 31, 2006, $15.2 million of unrecognized compensation costs related to unvested awards is expected to be recognized over a weighted average period of 2.72 years.

The following table provides segregated ranges of stock options outstanding at July 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at July 31, 2006	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable at July 31, 2006	Weighted Average Exercise Price
$0.05-$0.05	50	4.30	$0.05	50	$0.05
$2.25-$2.25	247,399	5.94	$2.25	247,378	$2.25
$2.50-$5.44	229,847	6.65	$4.67	169,858	$4.61
$5.60-$5.60	220,053	6.88	$5.60	155,057	$5.60
$8.04-$13.36	286,143	7.66	$10.72	125,832	$10.58
$13.93-$16.70	714,163	8.87	$15.89	168,928	$15.18
$16.73-$18.04	176,236	6.15	$17.02	137,885	$16.88
$18.08-$18.08	273,428	8.81	$18.08	76,029	$18.08
$18.96-$27.80	852,795	7.84	$21.90	352,854	$22.49
$30.00-$525.00	674,813	6.84	$86.73	347,971	$133.36

$0.05-$525.00	3,674,927	7.57	$27.87	1,781,842	$35.64

We received approximately $35,000 and $0.8 million in cash from all employee stock-based compensation plans for the three months ended July 31, 2006 and 2005, respectively.

Note 4. Sale of Series A Redeemable Convertible Preferred Stock

On June 22, 2006, we sold an aggregate of $42.1 million in Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”). The financing consisted of 42,060 shares of our Series A Preferred Stock.

Significant rights and obligations of the Series A Preferred Stock is as follows:

Conversion feature. The 42,060 shares of Series A Preferred Stock are initially convertible at the option of the holders into 2.4 million shares of our common stock. The conversion price of each share of Series A Preferred Stock is $17.525 per share, such that the conversion rate of the Series A Preferred Stock is approximately 57.06-to-1.0. Each share of Series A Preferred Stock will be automatically converted into shares of Common Stock at the then effective conversion rate for such share upon the approval of the holders of at least a majority of the then-outstanding Series A Preferred Stock.

Redemption features. In the event that we do not complete an acquisition, whether by merger, consolidation, the purchase of assets or otherwise, of another entity or of certain assets of another entity, for at least $18,000,000 in cash within 150 days of June 22, 2006 (the “Closing Date”), the Series A Preferred Stock is redeemable at the option of either the holder or us during a 30 day period thereafter. The Series A Preferred Stock matures six years from the issuance and we will be required to redeem the Series A Preferred Stock at that time. In either of such cases, the redemption price would be the face amount plus an amount equal to declared but unpaid dividends. We completed an acquisition satisfying the criteria above with the acquisition of certain assets of the NetCache™ business from Network Appliance on September 11, 2006.

Liquidation preference. Upon liquidation Series A Preferred Stock is paid out of our assets at an amount equal to the face amount plus an amount equal to declared but unpaid dividends before any distribution to any other class of stock that is junior in ranking.

Voting rights. Each holder of Series A Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series A Preferred Stock held by such holder could be converted as of the record date. The holders of shares of Series A Preferred Stock shall be entitled to vote on all matters on which the Common Stock shall be entitled to vote. In addition, until June 22, 2007, the holders of at least a majority of the then-outstanding Series A Preferred Stock, voting as a separate class, shall be entitled to elect one (1) director to the Board of Directors at each meeting or pursuant to each consent of our stockholders for the election of directors.

Dividends. The Series A Preferred Stock participates equally with the holders of Common Stock in all dividends paid on the Common Stock, when, as and if declared by the Board of Directors, out of funds legally available, as if such shares of Series A Preferred Stock had been converted to shares of Common Stock immediately prior to the record date for the payment of such dividend. No dividends have been declared to date.

Note 5. Cash equivalents and investments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices.

The following is a summary of cash, cash equivalents and available-for-sale securities as of July 31, 2006 and April 30, 2006, respectively (in thousands):

	July 31, 2006
	Amortized Cost	Unrealized Gain	Estimated Fair Value
Cash and cash equivalents	$1,153	$—	$1,153
Money market funds	52,095	—	52,095
Commercial paper	33,694	1	33,695
Corporate securities	5,182	—	5,182
Auction rate preferred securities	8,275	—	8,275

	$100,399	$1	$100,400

Reported as:
Cash and cash equivalents			$49,204
Short-term investment			8,275
Short-term restricted investment			42,060
Long-term restricted investment			861

			$100,400

	April 30, 2006
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Cash	$832	$—	$832
Money market funds	9,183	—	9,183
Commercial paper	33,154	(1)	33,153
Corporate securities	5,179	—	5,179
Auction rate preferred securities	10,200	—	10,200

	$58,548	$(1)	$58,547

Reported as:
Cash and cash equivalents			$46,990
Short-term investments			10,200
Short-term restricted investment			996
Long-term restricted investment			361

			$58,547

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

Note 6. Intangible assets

Our acquired intangible assets are as follows (in thousands):

July 31, 2006	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(1,500)	$4,531
Core technology	5 years	2,929	(1,071)	1,858
Customer base	5-7 years	1,323	(440)	883

Total		$10,283	$(3,011)	$7,272

April 30, 2006	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(1,221)	$4,810
Core technology	5 years	2,929	(924)	2,005
Customer base	5-7 years	1,323	(380)	943

Total		$10,283	$(2,525)	$7,758

Total amortization expense for our identifiable intangible assets was $0.5 million and $0.3 million for the three months ended July 31, 2006 and 2005, respectively. The amortization expense for developed technology is charged to cost of goods sold. The amortization for core technology and customer relationships is recorded as an operating expense. As of July 31, 2006, we had no identifiable intangible assets with indefinite lives. The weighted average life of identifiable intangible assets was 6.3 and 4.5 years as of July 31, 2006 and 2005, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2007 (remaining 9 months)	$1,235
2008	1,499
2009	1,417
2010	1,057
2011	729
2012	728
2013	607

$7,272

Note 7. Restructuring Accrual

As of July 31, 2006, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans were completed, except for payment of future rent obligations of $0.6 million, which are to be paid in cash through fiscal year 2008. We incurred restructuring charges, comprised of employee severance costs, facilities closures and lease abandonment costs, and contract termination costs, to significantly reduce operating expenses and to further align our cost structure with market conditions, future revenue expectations and planned future product direction. Various adjustments to the restructuring accrual have been made to date for abandoned space as a result of changes to market information included in our original estimates. There were no significant changes in estimates on sublease income related to these facilities during the three-month period ended July 31, 2006.

The following table summarizes restructuring activity during the three months ended July 31, 2006:

Abandoned Lease Space Accrual
Balances as of April 30, 2006	$894
Cash payments	(272)

Balances as of July 31, 2006	622
Less: current portion	436

Long-term restructuring accrual	$186

Note 8. Litigation

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

Note 9. Comprehensive Income

We report comprehensive income in accordance with FASB SFAS No. 130, Reporting Comprehensive Income. Included in other comprehensive income are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income (loss)” in the stockholders’ equity section of the balance sheet.

Significant components of our comprehensive income (loss) are as follows (in thousands):

	Three Months Ended July 31,
	2006	2005
		(as restated) [1]
Net income (loss)	$(3,137)	$1,129
Unrealized gain (loss) on available-for-sale securities	1	(5)

Comprehensive income (loss)	$(3,136)	$1,124

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Note 10. Per Share Amounts

Basic net income per common share and diluted net income per common share are presented in conformity with FASB SFAS No. 128, Earnings Per Share, for all periods presented. Basic net income per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method; (ii) issuance of committed but unissued stock awards; and (iii) shares issuable upon the assumed conversion of outstanding Series A Preferred Stock. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net loss per share are the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended July 31,
	2006	2005
		(as restated) [1]
Net income (loss) available to common stockholders	$(3,137)	$1,129
Basic:
Weighted average common shares used in computing basic net income per common share	14,340	12,353

Basic income (loss) per common share	$(0.22)	$0.09

Diluted:
Weighted average common shares used in computing basic net income per common share	14,340	12,353
Add: Weighted average employee stock options, and warrants	—	1,427
Add: Other weighted average dilutive potential common stock	—	35

Weighted average common shares used in computing diluted net income per common share	14,340	13,815

Diluted income (loss) per common share	$(0.22)	$0.08

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

For the three months ended July 31, 2006 and 2005, approximately 1.9 million shares and 0.6 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive as their exercise prices were greater than or equal to the average market price of the common shares during the respective periods. For the three months ended July 31, 2006, 2.4 million shares issuable upon the assumed conversion of the Series A Preferred Stock were excluded from the calculation of diluted net income per share.

Under the treasury stock method, outstanding options are assumed to be exercised if their exercise price is below the average fair market value of our common stock for a given period, and the proceeds from the exercise of such options are assumed to be used by us to repurchase shares of our common stock on the open market. Additionally, unearned stock-based compensation, a significant amount of which was recorded as part of our restatement, is added to the proceeds from exercise for purposes of applying the treasury stock method to determine the incremental common shares to be included in diluted net income per share in periods in which we have reported net income. As a result, diluted shares used for purposes of calculating diluted earnings per share will generally be less than the amounts reported in our previously filed Quarterly Report on Form 10-Q.

Note 11. Commitments

Leases

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

As of July 31, 2006, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2007 (remaining 9 months)	$461	$2,005	$2,466
2008	258	2,795	3,053
2009	—	2,766	2,766
2010	—	2,359	2,359
2011	—	745	745

Total minimum lease payments	$719	$10,670	$11,389

Rent expense was $0.8 million and $0.8 million for the three months ended July 31, 2006 and 2005, respectively. Of the $0.7 million in total operating lease commitments for abandoned facilities, as summarized above, a reserve for $0.6 million has been provided and is included in the captions “Accrued restructuring reserve” and “Accrued restructuring reserve, less current portion” in the accompanying condensed consolidated balance sheet at July 31, 2006.

In September 2005, we commenced a five-year operating lease of a building which serves as our headquarters in Sunnyvale, California. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. The letter of credit is secured by deposits and provides for automatic annual extensions, without amendment, through the end of the lease term in August 2010. During the first quarter of fiscal 2007, the letter of credit was increased by $0.5 million due to a leasehold improvement, resulting in a balance of $0.9 million as of July 31, 2006. The letter of credit is classified as “Long-term restricted investments” in the accompanying condensed consolidated balance sheets as of July 31, 2006 and April 30, 2006, respectively.

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory and manufacturing material. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due in fiscal 2007. Our minimum obligation at July 31, 2006 under these arrangements was $2.4 million.

Note 12. Geographic and Product Category Information Reporting

We conduct business in one operating segment to design, develop, market and support proxy appliances. Our chief operating decision maker, our Chief Executive Officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. Our net revenue consists of two product categories: product and service. Total international net revenue consists of sales from our U.S. operations to non-affiliated customers in other geographic regions. During the three months ended July 31, 2006 and 2005, there were no intra-company sales, and no material long-lived assets were located in any of our foreign subsidiaries.

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Three Months Ended July 31,
	2006		2005
	$	%	$	%
North America	$17,633	48.4%	$17,805	53.4%
EMEA	13,423	36.9	12,630	37.8
Asia	5,359	14.7	2,933	8.8

Total net revenue	$36,415	100.0%	$33,368	100.0%

Note 13. Income Taxes

The provision for income taxes for the three months ended July 31, 2006 was $118,000. The annual effective tax provision is estimated to be approximately $0.5 million. The provision is comprised entirely of foreign corporate income taxes currently due. There is no U.S. tax provision due to current taxable losses.

Utilization of our net operating loss (“NOL”) and tax credit carryforwards may be subject to substantial annual limitations in the future due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. Historically, several ownership changes have occurred. As a result, approximately $113.0 million of NOLs and $0.7 million of credits have been subject to annual limitation.

In June 2006, we sold shares of Blue Coat Series A Redeemable Convertible Preferred Stock for approximately $42.1 million. It is possible that as a result, we may undergo a change in ownership. We are currently assessing whether this will further limit the usage of our NOLs and credits for federal and state purposes.

As of July 31, 2006, we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all of the deferred tax assets will not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2026. In the future, we will continue to assess the need for the valuation allowance. The future reversal of the valuation allowance will result in amounts being credited to income statement or to additional paid in capital to the extent the losses and credits are attributable to stock options.

Note 14. Subsequent Events

On September 11, 2006, we completed the acquisition of certain assets of the NetCache™ business from Network Appliance pursuant to an asset purchase agreement executed on June 22, 2006. The final consideration for the transaction consisted of $23.9 million cash consideration, an aggregate of approximately 360,000 shares of our common stock valued at $5.7 million and $1.0 million in estimated direct transaction costs. Of the total purchase price, $0.7 million has been allocated to the intangible assets acquired with the balance of $29.9 million allocated to goodwill.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements included in this Quarterly Report on Form 10-Q (“Form 10-Q”), other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We often use certain words and their derivatives such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions in our forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” under Part II, Item 1A of this Form 10-Q. These forward-looking statements speak only as of the date of this Form 10-Q. We assume no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

Forward-looking statements are not the only statements you should regard with caution. The preparation of our condensed consolidated financial statements required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the financial statements, as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected, among other things, the amounts of additional deferred stock-based compensation and additional stock-based compensation expense that we recorded. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports.

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

Background of the Stock Option Investigation, Findings, Restatement of Condensed Consolidated Financial Statements, Remedial Measures and Related Proceedings

Background of the Stock Option Investigation

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

On July 12, 2006, our Board of Directors appointed an independent committee of the Board of Directors (the “Special Committee”) to manage the review of our historical practices in granting stock options. The Special Committee was comprised of two members of our Audit Committee, James Barth and Jay Shiveley, and independent board member Timothy Howes; on October 19, 2006, Mr. Shiveley passed away and the Special Committee thereafter consisted of Mr. Barth and Mr. Howes. For purposes of this Quarterly Report on Form 10-Q, the term “Special Committee” also includes the work of the Audit Committee on the stock option investigation between June 1, 2006 and July 12, 2006.

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

Restatement of Condensed Consolidated Financial Statements

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

As a result of the findings of the stock option investigation and our recertification procedures described above, our consolidated financial statements and related disclosures as of April 30, 2005 and for the years ended April 30, 2005 and 2004 have been restated in our Annual Report on Form 10-K for the period ended April 30, 2006. We have also restated our selected consolidated financial data as of and for the years ended April 30, 2005, 2004, 2003 and 2002, which is included in Item 6, “Selected Consolidated Financial Data,” and the unaudited quarterly financial data for each of the quarters in the years ended April 30, 2006 and 2005, with the exception of the fourth quarter of fiscal 2006 (which has never been filed), which is included in Item 8, “Financial Statements and Supplementary Data,” all of which is included in our Annual Report on Form 10-K for the period ended April 30, 2006. Our restated interim financial statements for the quarterly and year-to-date periods ended July 31, 2005, October 31, 2005, and January 31, 2006 are included in our quarterly reports on Forms 10-Q for the periods ended July 31, 2006, October 31, 2006 and January 31, 2007, respectively. We also recorded adjustments affecting our previously-reported financial statements for fiscal years 2000 and 2001. Adjustments are also reported in our consolidated statements of operations in subsequent periods based on the accounting treatment for exercises, modifications and expenses recognized over the remaining option vesting periods.

The following table summarizes the total adjustments related to this restatement for fiscal years 2000 through 2006, and the related tax expense, which includes payroll and withholding taxes, penalties and interest:

The effects of the adjustments were summarized as follows in our Form 10-K for the year ended April 30, 2006 (in thousands):

	Year Ended April 30,
	2000 (as restated)	2001 (as restated)	2002 (as restated)	2003 (as restated)	2004 (as restated)	2005 (as restated)	2006	Total
Revised stock option measurement dates	$8,094	$43,034	$3,659	$2,133	$4,181	$9	$3,271	$64,381
Corrections of Other Accounting Errors:
Amortization of cheap stock	(5,653)	(3,141)	(2,637)	2,405	716	56	—	(8,254)
Variable accounting for a pre-IPO loan	6,738	(9,580)	—	—	—	—	—	(2,842)
Modifications to equity awards	323	255	(35)	(40)	211	29	19	762
Amortization of acquisition-related option grants	—	(755)	(4,395)	(1,479)	(217)	(341)	91	(7,096)

Total correction of other accounting errors	1,408	(13,221)	(7,067)	886	710	(256)	110	(17,430)

Total stock-based compensation expense restatement	9,502	29,813	(3,408)	3,019	4,891	(247)	3,381	46,951
Expense/(benefit) from payroll taxes, penalties and interest	—	10	1	1	43	837	1,118	2,010

Net adjustment to stock-based compensation expense	9,502	29,823	(3,407)	3,020	4,934	590	4,499	48,961
Non-Stock-Based Compensation Expense/(Benefit):
Adjustments to the timing of certain operating expenses	—	(128)	—	49	79	130	(130)	—
Interest expense/(benefit) related to notes receivable	75	(18)	—	—	—	—	—	57

Total non-stock-based compensation expense/(benefit)	75	(146)	—	49	79	130	(130)	57

Net decrease/(increase) in net income due to adjustments	$9,577	$29,677	$(3,407)	$3,069	$5,013	$720	$4,369	$49,018

	Year Ended April 30,
	2000 (as restated)	2001 (as restated)	2002 (as restated)	2003 (as restated)	2004 (as restated)	2005 (as restated)	2006	Total
Net restatement of stock-based compensation expense	$9,502	$29,823	$(3,407)	$3,020	$4,934	$590	$4,499	$48,961
Total non-stock-based compensation expense/(benefit)	75	(146)	—	49	79	130	(130)	57

Net decrease/(increase) in net income due to adjustments	$9,577	$29,677	$(3,407)	$3,069	$5,013	$720	$4,369	$49,018

Cumulative increase to accumulated deficit	$9,577	$39,254	$35,847	$38,916	$43,929	$44,649	$49,018

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

Modifications to Equity Awards

We also identified stock options that had been modified due to the terms of separation agreements and employment agreements. Based on a review of separation agreements and the related employment agreements, we determined that the terms of certain agreements modified certain provisions of the related options, specifically the vesting provisions or the term by providing additional time to exercise. Pursuant to the guidelines set forth in APB 25 and FIN 44, modifications that renew or extend the life of fixed awards, or provide for an extension or renewal if a specified future separation from employment occurs, result in a new measurement date. The modification of the related stock option grants resulted in additional stock-based compensation expense of approximately $0.8 million.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to Revenue Recognition and Related Receivable Allowances, Inventories, Guarantees, Indemnifications and Warranty Obligations, Valuation of Goodwill, Valuation of Long-Lived and Identifiable Intangible Assets, Restructuring Liabilities, Income Taxes, Contingencies, Stock-Based Compensation, Impact of Judgments and Interpretations on Restatement Amounts, and Payroll and Withholding Taxes, Penalties and Interest Related to the Restatement. Estimates related to the restatement, due to their nature, are not evaluated on an ongoing basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

In an arrangement that includes multiple elements, such as appliances, maintenance, third-party software and/or content filtering subscriptions, we allocate revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately.

We accrue for warranty costs, and other allowances based on historical experience.

Maintenance and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses recognized as incurred. Maintenance and subscription contracts usually have a term of one year, but can extend to three years. Unearned maintenance and subscription contracts are included in deferred revenue.

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

Guarantees, Indemnifications and Warranty Obligations

We accrue for warranty expenses as part of our cost of revenue at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. If actual warranty expenses are greater than those projected, additional charges against earnings may be required. If actual warranty expenses are less than projected, obligations could be reduced providing a positive impact on our reported results. We generally provide a one-year warranty on hardware products and a 90-day warranty on software products.

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We expect to have indemnification obligations to certain current and former officers and directors in connection with matters relating to the stock option investigation, as well as with certain of our outstanding litigation matters. See Part 1 - Item 1, Note 2 of the Notes to Condensed Consolidated Financial Statements, Part II - Item 1, “Legal Proceedings,” and Part II - Item 4, “Controls and Procedures.”

Valuation of Goodwill

We perform our annual goodwill impairment tests in our fourth quarter or whenever indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of our annual impairment test, we considered our market capitalization on the date of our impairment test (since we have only one reporting unit). We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2006 and concluded that no impairment existed at April 30, 2006. For the three months ended July 31, 2006, there have been no significant events or changes in circumstances affecting the valuation of goodwill

Valuation of Long-Lived and Identifiable Intangible Assets

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

Income Taxes

We use the liability method to account for income taxes as required by the FASB SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered through carrying back to prior year’s income or through the generation of future taxable income and after consideration of tax planning strategies record a valuation allowance to reduce deferred tax assets to an amount we believe more likely than not will be realized. As of July 31, 2006, we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all of the deferred tax assets may not be realized in the foreseeable future due to historical operating losses.

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

Stock-Based Compensation Prior to Adoption of SFAS No. 123(R)

Prior to May 1, 2006, we accounted for stock-based compensation for options granted to our employees and members of our Board of Directors using Accounting Principles Board (“APB”) Statement No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25. In addition, we complied with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure Amendment of SFAS No. 123, as if we had applied the fair value-based method in measuring compensation cost for our stock-based compensation plans

Under APB No. 25, compensation expense is measured on the date in which the number of shares and exercise price are known, or fixed. If the number of shares or exercise price of the award is not fixed, the stock option is accounted for as a variable award until such time at which stock option is exercised, cancelled or expires.

For fixed stock awards, compensation expense is calculated based on its intrinsic value, or the difference between the fair market value of our stock on the date the award is fixed and the award’s exercise price. No compensation expense is recognized if an award’s intrinsic value is zero. Stock compensation expense associated with fixed stock option awards with a positive intrinsic value is recognized over the vesting period using the graded method, which results in greater expense recorded in earlier years than the straight-line method.

For variable awards, the intrinsic value of our stock options is remeasured each period based on the difference between the fair market value of our stock as of the end of the reporting period and the award’s exercise price. As a result, the amount of compensation expense or benefit to be recognized each period fluctuates based on changes in the fair market value of our common stock from the end of the previous reporting period to the end of the current reporting period. Compensation expense in any given period is calculated as the difference between total earned compensation calculated at the end of the period, less total earned compensation calculated at the beginning of the period. Compensation expense for these awards is recognized over the vesting period using an accelerated method of recognition in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan, An Interpretation of APB Opinions No. 15 and 25. Variable accounting is applied until the stock option is fixed, or the time at which the stock option is exercised, forfeited or expires.

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

We prepared a sensitivity analysis for certain categories of evidence where the specific approval of a grant cannot be defined with certainty within a range of likely dates. The sensitivity analysis is formulated to provide the reader of the financial statements with the potential expense impact of a change in measurement dates. We summarized the categories of measurement date evidence into three groups for purposes of the sensitivity analysis. For a description of the difference categories of evidence that we identified, please see “Methodology Used for Assessing Measurement Dates in Restated Consolidated Financial Statements – Categories of Evidence” within the “Restatement of Condensed Consolidated Financial Statements” section of Item 2, “Managements Discussion and Analysis of Financial Condition and Results of Operations.”

First, we identified the evidence categories that provide a high level of assurance that the approval of the grant happened on the indicated date. Group 1 consists of all evidence listed in Category A, as well as evidence from the “next board meeting” from Category B, since such evidence, as a group, is considered to produce the most definitive evidence that approval of the related grant occurred on the revised measurement date. For these categories of evidence, we do not believe it necessary to prepare a sensitivity analysis.

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

The overall results of the sensitivity analysis are presented below:

	Remeasurement Methodology	High	Change from Remeasurement Methodology	Low	Change from Remeasurement Methodology
2000	$8,094	$8,359	$265	$8,094	$—
2001	43,034	48,467	5,433	39,737	(3,297)
2002	3,659	11,522	7,863	(9,612)	(13,271)
2003	2,133	3,254	1,121	751	(1,382)
2004	4,181	4,705	524	3,719	(462)
2005	9	269	260	(365)	(374)
2006	3,271	3,308	37	3,184	(87)

	$64,381	$79,884	$15,503	$45,508	$(18,873)

Payroll and Withholding Taxes, Penalties and Interest Related to the Restatement

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

Stock-Based Compensation Subsequent to Adoption of FAS No. 123(R)

We adopted SFAS No. 123(R), Share-Based Payment, for our fiscal year beginning May 1, 2006 using the modified prospective transition method. Under that transition method, recognized compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For options granted on or after May 1, 2006, we amortize the fair value of stock-based compensation on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Under FAS No. 123(R), the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS No. 123(R), but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as the model does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected term, expected volatility, risk-free interest rate and expected dividends. A description of our assumptions is included below:

Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of grants, exercises and post-vesting cancellations. Contractual term expirations have not been significant.

Expected Volatility. We estimate the volatility of our stock options at the date of grant using a combination of historical and implied volatilities, consistent with SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107. Historical volatilities are calculated based on the historical prices of our common stock over a period equal to the expected term of our option grants, while implied volatilities are derived from publicly traded options of our common stock. Prior to the adoption of SFAS No. 123(R), we relied exclusively on the historical prices of our common stock in the calculation of expected volatility.

Expected Forfeitures. Stock-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, and requires that forfeitures be estimated at the time of grant and revised, if necessary, if actual forfeitures differ from those estimates. We estimated our forfeiture rate at 10% based on an analysis of historical pre-vesting forfeitures, and have reduced stock-based compensation expense accordingly.

Risk-Free Rate. The risk-free interest rate that we use in the Black-Scholes option valuation model is the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our option grants.

Dividends. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Stock-based compensation expense recorded in our financial statements in fiscal 2007 and thereafter will be based on awards that are ultimately expected to vest. Stock-based compensation expense under FAS 123(R) is based on awards ultimately expected to vest, and requires that forfeitures be estimated at the time of grant and revised, if necessary, if actual forfeitures differ from those estimates. The amount of stock-based compensation expense in fiscal 2007 and thereafter will be reduced for estimated forfeitures.

We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Stock-based compensation expense recognized under SFAS No. 123(R) was $2.9 million for the three months ended July 31, 2006. Had we adopted SFAS No. 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the pro forma amount under SFAS 123 described in Note 1 of our Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended July 31,
	2006	2005
		(as restated) [1]
Net revenue:
Product	74.9%	83.6%
Service	25.1	16.4

Total net revenue	100.0	100.0
Cost of revenue
Product	19.8	25.8
Service	8.3	5.6

Total cost of revenue	28.1	31.4

Gross profit	71.9	68.6

Operating expenses:
Research and development	25.2	17.1
Sales and marketing	39.6	35.4
General and administrative	17.0	13.1
Amortization of intangible assets	0.5	0.5

Total operating expenses	82.3	66.1

Operating income (loss)	(10.4)	2.5
Interest income	2.5	1.1
Other income (expense)	(0.4)	0.1

Income (loss) before income taxes	(8.3)	3.7
Provision for income taxes	0.3	0.3

Net income (loss)	(8.6)%	3.4%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Net Revenue

The following is a summary of net revenue and the changes in net revenue (in thousands):

	Three Months Ended July 31,
	2006	2005
Total net revenue	$36,415	$33,368

Change from same period prior year ($)	$3,047	$12,244

Change from same period prior year (%)	9.1%	58.0%

Net revenue was $36.4 million and $33.4 million for the first quarter of fiscal 2007 and fiscal 2006, respectively. The increase in net revenue of 9.1% was primarily attributable to continued market acceptance of our products, coupled with increased sales and marketing efforts to broaden our market presence and expand our distribution channels. Net product revenue decreased 2.3% from $27.9 million for the first quarter of fiscal 2006 to $27.3 million for the first quarter of fiscal 2007, offset by an increase of 67.1% in net service revenue due to an increase in service renewals.

The following table illustrates the geographic makeup of our net revenue for the periods stated (in thousands):

	Three Months Ended July 31,
	2006		2005
	$	%	$	%
North America	$17,633	48.4%	$17,805	53.4%
EMEA	13,423	36.9	12,630	37.8
Asia	5,359	14.7	2,933	8.8

Total net revenue	$36,415	100.0%	$33,368	100.0%

Net revenue in North America for the first quarter of fiscal 2007 was essentially flat with the comparable prior year period in part due to the delay in purchasing decisions pending our hardware refresh in the second quarter of fiscal 2007. Net revenue increased in Europe, Middle East and Africa (“EMEA”) and in Asia in the first quarter of fiscal 2007, compared to the same period in the prior year. The increase in net revenue in EMEA and Asia was primarily related to investments in our sales and marketing organizations in the regions and broader market acceptance of our products, coupled with continued leverage from our channel distribution model. For the first quarter of fiscal 2007 as compared to the same quarter in the prior year, net revenue in EMEA increased $0.8 million, or 6.3%, net revenue in Asia increased $2.4 million, or 82.7% and net revenue in North America decreased slightly.

Gross Profit

The following is a summary of gross profit (in thousands):

	Three Months Ended July 31,
	2006	2005
		(as restated) [1]
Gross profit	$26,165	$22,885
Gross profit as a percentage of net revenue	71.9%	68.6%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Gross profit was $26.2 million in the first quarter of fiscal 2007 compared to $22.9 million for the first quarter of fiscal 2006. As a percentage of net revenue, gross profit for the first quarter of fiscal 2007 and 2006 was 71.9% and 68.6%, respectively. The increase in gross profit was due primarily to the increase in net revenue. The improvement in gross profit as a percentage of sales for the first quarter of fiscal 2007 as compared to the same period in the prior year was primarily attributable to more favorable product pricing and improvements in product cost, as well as increased absorption of fixed manufacturing costs due to increased net revenue.

Research and Development

The following is a summary of research and development expense (in thousands):

	Three Months Ended July 31,
	2006	2005
		(as restated) [1]
Research and development	$9,180	$5,707
Research and development as a percentage of net revenue	25.2%	17.1%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs.

Research and development expense increased $3.5 million to $9.2 million in the first quarter of fiscal 2007 from $5.7 million for the first quarter of fiscal 2006. These amounts represented 25.2% and 17.1% of net revenue for the first quarters of fiscal 2007 and 2006, respectively. The increase in research and development expense was primarily a result of higher employee costs from increased headcount, as well as increased spending on engineering materials, in order to enhance existing applications and address new product development. The increase was also attributable to stock-based compensation expense of $0.9 million related to research and development under SFAS No. 123(R) in the first quarter of fiscal 2007, as compared to $0.2 million related to research and development under APB 25 in the first quarter of fiscal 2006.

We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives. As a result, as our net revenue allows, we expect research and development expense to continue to increase in absolute dollars.

Sales and Marketing

The following is a summary of sales and marketing expense (in thousands):

	Three Months Ended July 31,
	2006	2005
		(as restated) [1]
Sales and marketing	$14,419	$11,766
Sales and marketing as a percentage of net revenue	39.6%	35.3%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses.

Sales and marketing expense increased $2.6 million to $14.4 million for the first quarter of fiscal 2007 from $11.8 million for the first quarter of fiscal 2006. These amounts represented 39.6% and 35.3% of net revenue for the first quarters of fiscal 2007 and 2006, respectively. The increase in sales and marketing expense was primarily due to higher commissions resulting from the outsourcing of service contract renewals, increases in sales headcount and related expenses, marketing programs, travel costs, and an increase in commission expense associated with higher net revenue. The increase was also attributable to stock-based compensation expense of $1.0 million related to sales and marketing under SFAS No. 123(R) in the first quarter of fiscal 2007, compared to $0.2 million related to sales and marketing personnel under APB 25 in the first quarter of fiscal 2006.

We expect sales and marketing expense to increase in absolute dollars in an effort to expand domestic and international markets, establish and expand new distribution channels, and introduce new products.

General and Administrative

The following is a summary of general and administrative expense (in thousands):

	Three Months Ended July 31,
	2006	2005
		(as restated) [1]
General and administrative	$6,174	$4,363
General and administrative as a percentage of net revenue	17.0%	13.1%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses.

General and administrative expense increased $1.8 million to $6.2 million for the first quarter of fiscal 2007 from $4.4 million for the first quarter of fiscal 2006. These amounts represented 17.0% and 13.1% of net revenue for the first quarters of fiscal 2007 and 2006, respectively. The increase in general and administrative expense was primarily due to increased headcount, and substantially higher legal, auditing and other professional fees in connection with the investigation into our historical stock option granting practices. This increase was partially offset by a $1.0 million decrease in stock-based compensation expense from $1.7 million under APB 25 in the first quarter of fiscal 2006 to $0.7 million under SFAS No. 123(R) in the first quarter of fiscal 2007.

We expect that general and administrative expense will increase in absolute dollars as we increase headcount and infrastructure to manage an anticipated increase in business volume.

Amortization of Intangible Assets

Amortization of intangible assets reflects the amortization of developed technology, core technology, and customer relationships, all related to our September 11, 2006 acquisition of certain assets of the NetCache business, March 3, 2006 acquisition of Permeo, November 16, 2004 acquisition of Cerberian and November 14, 2003 acquisition of Ositis. The amortization of developed technology is charged to cost of goods sold. The amortization of core technology and customer relationships is recorded as an operating expense. Total amortization expense for the identifiable intangible assets was $0.5 million and $0.3 million for the three months ended July 31, 2006 and 2005, respectively.

Interest Income and Other Income

The following summarizes interest income and other expense (in thousands):

	Three Months Ended July 31,
	2006	2005
		(as restated) [1]
Interest income	$907	$356
Other income (expense)	$(120)	$37

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

For the three months ended July 31, 2006, compared with the three months ended July 31, 2005, interest income increased as a result of increased cash and investments balances earning interest at higher rates. Other income (expense) decreased as a result of foreign currency transaction losses.

Provision for Income Taxes

The provision for income taxes for the three months ended July 31, 2006 was $118,000 as compared to $90,000 for the three months ended July 31, 2005. The provisions for both years were comprised entirely of foreign corporate income taxes currently due. We currently project a 3.0% effective tax rate for the fiscal year ending April 30, 2007.

Sale of Series A Redeemable Convertible Preferred Stock

On June 22, 2006, we sold an aggregate of $42.1 million of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”). The financing consisted of 42,060 shares of our Series A Preferred Stock.

Significant rights and obligations of the Series A Preferred Stock is as follows:

Conversion feature. The 42,060 shares of Series A Preferred Stock are initially convertible at the option of the holders into 2.4 million shares of our common stock. The conversion price of each share of Series A Preferred Stock is $17.525 per share, such that the conversion rate of the Series A Preferred Stock is approximately 57.06-to-1.0. Each share of Series A Preferred Stock will be automatically converted into shares of Common Stock at the then effective conversion rate for such share upon the approval of the holders of at least a majority of the then-outstanding Series A Preferred Stock.

Redemption features. In the event that we do not complete an acquisition, whether by merger, consolidation, the purchase of assets or otherwise, of another entity or of certain assets of another entity, for at least $18,000,000 in cash within 150 days of June 22, 2006 (the “Closing Date”), the Series A Preferred Stock is redeemable at the option of either the holder or us during a 30 day period thereafter. The Series A Preferred Stock matures six years from the issuance and we will be required to redeem the Series A Preferred Stock at that time. In either of such cases, the redemption price would be the face amount plus an amount equal to declared but unpaid dividends. We completed an acquisition satisfying the criteria above with the acquisition of certain assets of the NetCache™ business from Network Appliance on September 11, 2006.

Liquidation preference. Upon liquidation, Series A Preferred Stock is paid out of our assets at an amount equal to the face amount plus an amount equal to declared but unpaid dividends before any distribution to any other class of stock that is junior in ranking.

Voting rights. Each holder of Series A Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which the shares of Series A Preferred Stock held by such holder could be converted as of the record date. The holders of shares of Series A Preferred Stock shall be entitled to vote on all matters on which the Common Stock shall be entitled to vote. In addition, until June 22, 2007, the holders of at least a majority of the then-outstanding Series A Preferred Stock, voting as a separate class, shall be entitled to elect one (1) director to the Board of Directors at each meeting or pursuant to each consent of our stockholders for the election of directors.

Dividends. The Series A Preferred Stock participates equally with the holders of Common Stock in all dividends paid on the Common Stock, when, as and if declared by the Board of Directors, out of funds legally available, as if such shares of Series A Preferred Stock had been converted to shares of Common Stock immediately prior to the record date for the payment of such dividend. No dividends have been declared to date.

Acquisition

On September 11, 2006, we completed the acquisition of certain assets of the NetCache™ business from Network Appliance pursuant to an asset purchase agreement executed on June 22, 2006. The final consideration for the transaction consisted of $23.9 million cash consideration, an aggregate of approximately 360,000 shares of our common stock valued at $5.7 million and $1.0 million in estimated direct transaction costs. Of the total purchase price, $0.7 million has been allocated to the intangible assets acquired with the balance of $29.9 million allocated to goodwill.

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

Liquidity and Capital Resources

We believe the existing cash and cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to meet our operating requirements for at least the next 12 months, including working capital requirements and capital expenditures. We may choose at any time to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic investments or to take advantage of business opportunities as they arise.

	As of July 31,
	2006	2005
(In thousands)		(as restated) [1]
Cash and cash equivalents	$49,204	$53,284
Short-term investment	8,275	80
Restricted investments	42,921	1,855

Subtotal	$100,400	$55,219
Total assets	$214,883	$109,351

Percentage of Total assets	46.7%	50.5%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended July 31,
	2006	2005
(In thousands)		(as restated) [1]
Cash provided by operating activities	$1,572	$6,804
Cash used in investing activities	(41,236)	(1,467)
Cash provided by financing activities	41,878	763

Net increase in cash and cash equivalents	$2,214	$6,100

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock.

Net cash provided by operating activities was $1.6 million for the first three months ended July 31, 2006 compared to $6.8 million in the comparable prior year period. The decrease in cash provided by operating activities was largely attributable to lower net income resulting from an increase in operating expenses from 66.0% of net revenue in the first quarter of fiscal 2006 to 82.3% of net revenue in the first quarter of fiscal 2007.

Working capital sources of cash for the first quarter of fiscal 2007 mainly included increases in deferred revenue of $8.1 million and other accrued liabilities of $1.8 million. Deferred revenue increased as a result of increased shipments of Blue Coat WebFilter as well as increased service revenue, both of which are recognized ratably over their service period. Other accrued liabilities increased as a result of higher legal, accounting and other professional fees in connection with the internal investigation into our historical stock option granting practices.

Working capital uses of cash for the first quarter of fiscal 2007 included increases in accounts receivable of $7.9 million and prepaid expenses and other current assets of $1.1 million. Accounts receivable increased as a result of higher net revenue during the first quarter of fiscal 2007, coupled with an increase in our days of sales outstanding from 36 days at July 31, 2005 to 66 days at July 31, 2006. Prepaid expenses and other current assets increased primarily due sales and marketing programs, items related to the Permeo acquisition and new product tooling costs.

Net cash used in investing activities was $41.2 million for the first three months ended July 31, 2006, compared to $1.5 million used in the comparable prior year period. The increase in net cash used in investing activities for the first quarter of fiscal 2007 was primarily due to the purchase of investment securities of $45.8 million primarily from the proceeds from sale of Series A Preferred Stock.

Net cash provided by financing activities was $41.9 million for the first quarter of fiscal 2007, compared to $0.8 million used in the same period last year. The net cash provided by our financing activities for the first quarter of fiscal 2007 was primarily related to the proceeds received from the sale of Series A Preferred Stock. The net cash provided by our financing activities for the first quarter of fiscal 2006 was primarily due to the issuance of common stock from the exercise of employee stock options.

Off-Balance Sheet Arrangements

As of July 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of July 31, 2006, we had $57.5 million invested primarily in money market funds, commercial paper, corporate securities and auction rate preferred securities that are included in cash, cash equivalents and short-term investments in our consolidated balance sheets. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States (“U.S.”) and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less price-competitive in foreign markets. If the events described above were to occur, our net revenue and earnings could be seriously impacted, since a significant portion of our net revenue and earnings are derived from international operations. Net revenue derived from customers outside of North America represented 51.6% and 46.6% of total net revenue for the three month periods ended July 31, 2006 and 2005, respectively, although all of our net revenue is billed and collected in U.S. dollars. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures that are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls included a review of their objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the controls evaluation, we reviewed identified data errors or control problems and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by our internal finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit.

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 31, 2006, because of the material weakness in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting in Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006. In that section we described a material weakness in internal control over financial reporting with regard to our accounting for, and disclosure of, stock-based compensation and related payroll taxes. Specifically, we lacked adequate controls to ensure that all actions necessary for the grant of stock options had been completed as of the stated grant date. As discussed below, certain changes to our internal controls have been implemented as of the date of this filing. In addition, we have not granted stock options subsequent to July 13, 2006 pending the results of our investigation into historical stock option granting practices.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2006 in connection with the aforementioned evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To remediate the material weakness identified by our management, we have made the following changes to our internal controls subsequent to July 31, 2006 and prior to the date of this filing:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

FACTORS AFFECTING FUTURE OPERATING RESULTS

All statements included in this Quarterly Report on Form 10-Q (“Form 10-Q”), other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We often use certain words and their derivatives such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions in our forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” under Part II, Item 1A of this Form 10-Q. These forward-looking statements speak only as of the date of this Form 10-Q. We assume no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

Forward-looking statements are not the only statements you should regard with caution. The preparation of our condensed consolidated financial statements required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the financial statements, as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected, among other things, the amounts of additional deferred stock-based compensation and additional stock-based compensation expense that we recorded. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

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

On July 14, 2006, we announced that we were conducting a voluntary review of our historical practices in granting stock options and that our Board of Directors had appointed a special committee of independent directors (the “Special Committee”) to conduct this review. On September 11, 2006, we announced that we had determined that the actual measurement dates for financial accounting purposes of certain stock options granted primarily during fiscal years 2000-2004 differed from the recorded grant dates of such awards. Consequently, new measurement dates for financial accounting purposes would apply to the affected awards, which would result in additional and material non-cash stock-based compensation expense. We also announced that we would restate our financial statements beginning with the fiscal year ended April 30, 2000 through the interim period ended January 31, 2006. On December 12, 2006, the Special Committee presented the findings of its stock option investigation to our Board of Directors and proposed various remedial measures. The Board of Directors accepted all of the findings of the Special Committee and has adopted, or is in the process of adopting, all of the remedial measures proposed. As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have recorded additional stock-based compensation expense for numerous stock option grants made from November 1999 through May 2006. We have restated our consolidated financial statements as of and for the years ended April 30, 2005, 2004, 2003, 2002, 2001 and 2000 to correctly account for stock option grants for which the Special Committee or management determined that the measurement date for accounting purposes was different from the stated grant date. For more information on these matters, see Part I Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Background of the Stock Option Investigation, Findings, Restatement of Condensed Consolidated Financial Statements, Remedial Measures and Related Proceedings,” Part 1, Item 1, Note 2 of the Notes to Condensed Consolidated Financial Statements, and Part I, Item 4, “Controls and Procedures.”

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

Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part II, Item 1, “Legal Proceedings,” several derivative complaints have been filed in state and federal courts against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. We have provided the results of our internal review and independent investigation to the SEC, and in that regard we have responded to informal requests for documents and additional information. The Company is also voluntarily cooperating with requests for information from the U.S. Attorney’s Office for the Northern District of California. We intend to continue full cooperation with both the SEC and the U.S. Attorney’s Office. We may become the subject of, or otherwise required to incur legal fees and costs in connection with, additional private litigation, regulatory proceedings, or government enforcement actions. No assurance can be given regarding the outcomes from such activities. The resolution of these matters will be time consuming, expensive, and will distract management from the conduct of our business. Our available directors’ and officers’ liability insurance may not be sufficient to cover our legal expenses or those of persons we are obligated to indemnify. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows. Furthermore, the restatements of our financial results, the derivative litigation, the ongoing SEC investigation and any negative outcome that may occur from the investigation, or the requests for information from the U.S. Attorney’s Office and any negative outcome that may occur from such requests, could impact our relationships with customers and our ability to generate revenue.

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

In the course of our selling efforts, we often enter into arrangements with our customers that require us to deliver a combination of different appliances, software products or services. We refer to each individual appliance, software product or service as an “element” of the overall arrangement with our customer. In some cases, these arrangements require us to deliver particular elements in a future period. We do not recognize revenue on any undelivered elements until we can determine the fair value for the undelivered elements or such elements have been delivered to our customer. In the event we are unable to determine the fair value of any undelivered elements, we defer the revenue from the entire arrangement rather than just the undelivered elements. As a result, a portion of the net revenue we recognize in each quarter could relate to previously delivered products. As such, an increase in the number of multiple element arrangements for which we cannot determine the fair value of any undelivered elements would negatively impact our net revenue in the current period, while increasing net revenue in future periods. In addition, we may be unable to timely adjust our cost structure to reflect this reduction in net revenue recognized in the current period, which would reduce our income for the current period. In addition, if sales related to multiple element arrangements for which we cannot determine the fair value of any undelivered elements increase significantly, sequential growth in our net revenue may decline since revenue associated with such arrangements will be recognized in future periods.

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

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including rules and regulations recently adopted in response to laws adopted by Congress, such as the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires significant management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting.

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

In assessing the results of the Special Committee’s investigation and findings, as well as the internal review and recertification procedures performed for purposes of the preparation and certification of the restated consolidated financial statements, our management concluded that as of April 30, 2006 there was a material weakness in our internal control over financial reporting with regard to our accounting for, and disclosure of, stock-based compensation and related payroll taxes. A description of the material weakness related to our inadequate controls over the accounting for, and disclosure of, stock-based compensation and related payroll taxes is set forth in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2006. Our management also evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered under this Quarterly Report on Form 10-Q and concluded that our disclosure controls and procedures were not effective as of that date, because of the material weakness in our internal control over financial reporting.

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

We are the target of a Class Action Lawsuit and Derivative Litigation and regulatory proceedings, which could result in substantial costs, divert management attention and resources, and have a material adverse effect on our results of operations or financial condition.

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

As of July 31, 2006, we had $57.5 million in cash, cash equivalents and short-term investments. We believe that these amounts will enable us to meet our capital requirements for at least the next 12 months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. As of July 31, 2006, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

Potential new accounting pronouncements may impact our future financial condition or results of operations.

Future changes in financial accounting standards, including new changes in accounting for employee stock-based awards, may cause adverse, unexpected fluctuations in the timing of the recognition of net revenue or expenses and may affect our financial condition or results of operations. New pronouncements and varying interpretations of pronouncements have occurred and expected to continue to occur frequently, and we may make changes in our accounting policies in the future. As a result, we intend to invest significant resources to comply with evolving standards, and this investment may result in increased general and administrative expenses.

In particular, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123(R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS No.123(R) are effective for annual periods beginning after June 15, 2005. We adopted SFAS No.123(R) in our first quarter of fiscal year 2007. The adoption of the SFAS No.123(R) fair value method will have a significant adverse impact on our reported results of operations, currently estimated at approximately $2.5 million to $3.5 million per quarter, although it will have no impact on our overall financial condition.

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

Any of these problems or factors could seriously harm our business. We issued a combination of stock and cash in the Permeo and NetCache transactions, and in the private placement of preferred stock from which we funded a portion of the NetCache transaction. The issuance of stock in these transactions diluted our existing stockholders. We also used $14.9 million and $23.9 in cash as consideration in the Permeo and NetCache transactions, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2006, we sold an aggregate of $42.1 million in Series A Preferred Stock to entities affiliated with Francisco Partners and entities affiliated with Sequoia Capital. The financing consisted of 42,060 shares of our Series A Preferred Stock priced at $1,000.00 per share. Entities affiliated with Francisco Partners purchased $25.2 million of Series A Preferred Stock in the financing and entities affiliated with Sequoia Capital purchased $16.8 million of Series A Preferred Stock in the financing. The 42,060 shares of Series A Preferred Stock are initially convertible into 2.4 million shares of our common stock. The conversion price of each share of Series A Preferred Stock is $17.525 per share.

The rights, preferences and privileges of the Series A Preferred Stock are contained in the Certificate of Designation, Preferences and Rights of Series A Preferred Stock, which is attached hereto as Exhibit 3.5.

The Series A Preferred Stock (and the Common Stock issuable upon conversion thereof) issued in the transaction has not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The securities were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission.

The securities were sold pursuant to a Series A Preferred Stock Purchase Agreement, which is attached hereto as Exhibit 10.24 (the “Series A Purchase Agreement”). In connection with the sale of the shares of Series A Preferred Stock, the Company also entered into an Investors’ Rights Agreement with entities affiliated with Francisco Partners, entities affiliated with Sequoia Capital and Network Appliance. The Investors’ Rights Agreement is attached hereto as Exhibit 10.25.

Entities affiliated with Francisco Partners, entities affiliated with Sequoia Capital and the Company entered into a Voting Agreement pursuant to which Francisco Partners and Sequoia Capital agree to vote their shares in the case of an election of the director to be elected by the Series A Preferred Stock. A copy of such Voting Agreement is attached as Exhibit 9.1 of our Form 10-K for the year ended April 30, 2006.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2003, by and among Blue Coat Systems, Inc., Riga Corp., Ositis Software, Inc., Vilis Ositis and Liana Abele (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 28, 2003)

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 16, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.3	Amendment Number 1 to Agreement and Plan of Merger and Reorganization, dated as of October 5, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 30, 2005, by and among Blue Coat Systems, Inc., Permeo Technologies, Inc., Pivot Acquisition Corporation, and Chris Pacitti, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on January 4, 2006)

2.5	Asset Purchase Agreement, dated as of June 22, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

2.6	Amendment to Asset Purchase Agreement, dated as of September 8, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on September 11, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.3	Certificate of Ownership and Merger of Blue Coat Systems, Inc. with and into Cacheflow Inc. (which is incorporated herein by reference to Exhibit 3.3 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.5	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.3 of Form 10-K filed by the Registrant with the Commission on July 29, 2003)

10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.6	Commercial lease agreement between Registrant, the Arrillaga Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.7	Commercial lease agreement between Registrant and Zetron Properties, Inc., dated April 20, 2000 (which is incorporated herein by reference to Exhibit 10.7 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.8	Commercial lease agreement between CacheFlow Canada and Wiebe Property Corporation Ltd., dated May 1, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.9	Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

10.10	2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

10.11	SpringBank Networks, Inc. 2000 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

10.12	Entera, Inc. 1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.13	Entera, Inc. 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.14	Offer Letter with David de Simone (which is incorporated herein by reference to Exhibit 10.24 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.15	Common Stock Purchase Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.16	Registration Rights Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.17	Technology License And Settlement Agreement dated October 29, 2003 by and between Network Caching Technology L.L.C and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.18	Source Code License & Services Agreement, effective August 12, 2004, by and between Blue Coat Systems, Inc. and Flowerfire, Inc. (which is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Commission on September 9, 2004)

10.19	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under the Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

10.20	Employment Agreement between Blue Coat Systems, Inc. and Kevin Royal dated as of March 31, 2005 (which is incorporated herein by reference to Exhibit 10.32 of Form 10-K filed by the Registrant with the Commission on July 14, 2005)

10.21	Separation Agreement between Blue Coat Systems, Inc. and Robert Verheecke dated as of April 29, 2005 (which is incorporated herein by reference to Exhibit 10.33 of Form 10-K filed by the Registrant with the Commission on July 14, 2005)

10.22	Cerberian, Inc. 2000 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.22 of Form 10-K filed by the Registrant with the Commission on March 28, 2007)

10.23	Permeo Technologies, Inc. 2001 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.23 of Form 10-K filed by the Registrant with the Commission on March 28, 2007)

10.24	Series A Preferred Stock Purchase Agreement dated as of June 22, 2006, by and among Blue Coat Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., Sequoia Capital Growth Fund III, Sequoia Capital Growth Partners III and Sequoia Capital Growth III Principals Fund (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

10.25	Investors’ Rights Agreement dated as of June 22, 2006, by and among Blue Coat Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., Sequoia Capital Growth Fund III, Sequoia Capital Growth Partners III and Sequoia Capital Growth III Principals Fund (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 28, 2007