Form 10-Q
period 2006-10-31
BLUE COAT SYSTEMS INC
filed 2007-03-28
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

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

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q (“Form 10-Q”) for the fiscal quarter ended October 31, 2006, we are restating our condensed consolidated financial statements and related disclosures as of October 31, 2005 and for the three and six months ended October 31, 2005. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of an independent committee of our Board of Directors, assisted by independent legal counsel and accounting experts, formed in July 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon.

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

Except as set forth in the previous paragraph, we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments, other than (i) information as of July 31, 2005 and for the three month period then ended which is included in the Quarterly Report on Form 10-Q for the period ended July 31, 2006, (ii) information as of October 31, 2005 and for the three and six-month periods then ended which is included in this Quarterly Report on Form 10-Q, and (iii) information as of January 31, 2006 and for the three and nine-month periods then ended which is included in the Quarterly Report on Form 10-Q for the period ended January 31, 2007. For this reason, the consolidated financial statements and related financial information contained in our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments should no longer be relied upon. Except as otherwise specifically noted in this Quarterly Report on Form 10-Q and except for the sections of this Form 10-Q entitled “Background of the Stock Option Investigation, Findings, Restatement of Condensed Consolidated Financial Statements, Remedial Measures and Related Proceedings” (included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements (included in Item 1, “Condensed Consolidated Financial Statements”), and Item 4, “Controls and Procedures,” all of the information in this Quarterly Report on Form 10-Q is as of October 31, 2006 and does not reflect events occurring after October 31, 2006. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended April 30, 2006, as well as any Current Reports filed on Form 8-K.

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

PART I: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	October 31, 2006	April 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,677	$46,990
Short-term investments	22,071	10,200
Restricted investments	4,010	996
Accounts receivable, net of allowance of $160 and $145, respectively	29,661	22,285
Inventories	441	435
Prepaid expenses and other current assets	7,630	3,895

Total current assets	116,490	84,801
Property and equipment, net	9,425	8,059
Restricted investments	861	361
Goodwill	92,323	62,462
Identifiable intangible assets, net	7,469	7,758
Other assets	571	723

Total assets	$227,139	$164,164

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,192	$5,437
Accrued payroll and related benefits	7,618	7,451
Deferred revenue	32,667	25,946
Accrued restructuring	448	604
Other accrued liabilities	6,597	4,638

Total current liabilities	57,522	44,076
Deferred rent, less current portion	1,855	1,996
Accrued restructuring, less current portion	—	290
Deferred revenue, less current portion	11,077	7,844
Long-term Deferred income taxes	100	—
Commitments and contingencies
Series A redeemable convertible preferred stock; $0.0001 par value Authorized shares: 10,000,000
Issued and Outstanding: 42,060 at October 31, 2006, none at April 30, 2006 (Aggregate liquidation preference: $42,060)	41,879	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,023,819	1,014,493
Treasury stock	(903)	(903)
Deferred stock compensation	—	(1,901)
Accumulated deficit	(908,213)	(901,732)
Accumulated other comprehensive income (loss)	1	(1)

Total stockholders’ equity	114,706	109,958

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$227,139	$164,164

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005 (as restated) [1]	2006	2005 (as restated) [1]
Net revenue:
Product	$30,307	$30,674	$57,567	$58,564
Service	9,398	6,028	18,553	11,506

Total net revenue	39,705	36,702	76,120	70,070
Cost of net revenue:
Product	7,029	8,186	14,246	16,785
Service	3,093	2,495	6,126	4,379

Total cost of net revenue	10,122	10,681	20,372	21,164
Gross profit	29,583	26,021	55,748	48,906
Operating expenses:
Research and development	9,538	6,276	18,718	11,983
Sales and marketing	15,444	13,183	29,863	24,978
General and administrative	8,538	4,515	14,712	8,881
Amortization of intangible assets	206	174	394	348
Restructuring (reversal)	(19)	—	(19)	—

Total operating expenses	33,707	24,148	63,668	46,190

Operating income (loss)	(4,124)	1,873	(7,920)	2,716
Interest income	1,092	444	1,989	795
Other expense	(148)	(101)	(268)	(76)

Income (loss) before income taxes	(3,180)	2,216	(6,199)	3,435
Provision for income taxes	164	158	282	248

Net income (loss)	$(3,344)	$2,058	$(6,481)	$3,187

Net income (loss) per common share:
Basic	$(0.23)	$0.16	$(0.45)	$0.25

Diluted	$(0.23)	$0.14	$(0.45)	$0.22

Weighted average shares used in computing net income (loss) per common share:
Basic	14,524	12,705	14,432	12,529

Diluted	14,524	14,624	14,432	14,281

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2006	2005 (as restated) [1]
Operating Activities
Net income (loss)	$(6,481)	$3,187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,785	1,039
Amortization	1,078	696
Stock-based compensation	5,525	3,927
Loss (gain) on disposition of equipment	(69)	372
Restructuring (reversal)	(19)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(7,376)	(7,274)
Inventories	(6)	(605)
Prepaid expenses and other current assets	(3,735)	(468)
Other assets	63	(95)
Accounts payable	4,854	1,947
Accrued payroll and related benefits	167	1,380
Other accrued liabilities	1,341	649
Restructuring accrual	(427)	(1,341)
Deferred rent	136	583
Deferred revenue	9,954	8,741
Deferred income taxes	100	—

Net cash provided by operating activities	6,890	12,738
Investing Activities
Purchases of investment securities	(71,914)	—
Sales of investment securities	56,532	(5)
Purchases of property and equipment	(3,252)	(4,567)
Sales of property and equipment	70	25
Acquisition of NetCache, net of cash acquired	(24,553)	—

Net cash used in investing activities	(43,117)	(4,547)
Financing Activities
Net proceeds from issuance of common stock	35	5,165
Net proceeds from sale of Series A redeemable convertible preferred stock	41,879	—

Net cash provided by financing activities	41,914	5,165

Net increase in cash and cash equivalents	5,687	13,356
Cash and cash equivalents at beginning of period	46,990	47,184

Cash and cash equivalents at end of period	$52,677	$60,540

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include Blue Coat Systems, Inc.’s (also referred to as “we,” or “us,”) accounts and those of our subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated. We have consolidated the results of Permeo Technologies, Inc., Cerberian, Inc. and Ositis Software, Inc. from their respective acquisition dates of March 3, 2006, November 16, 2004 and November 14, 2003, respectively, in our condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted under the Securities and Exchange Commission’s (“SEC’s”) rules and regulations. The accompanying condensed consolidated financial statements and related notes as of October 31, 2006, and for the three and six month periods ended October 31, 2006 and 2005, are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our consolidated financial condition, results of operations and cash flows for the interim date and periods presented. The results of operations for the three and six month periods ended October 31, 2006 are not necessarily indicative of results for the entire fiscal year or future periods. Our financial results as of and for the three and six month periods ended October 31, 2005 have been restated. See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements for additional information.

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

As discussed later in this Note 1, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” or SFAS No. 123(R), on May 1, 2006 using the modified prospective transition method. Accordingly, our loss from operations for the three and six months ended October 31, 2006 includes $2.6 million and $5.5 million, respectively, in stock-based compensation expense for employee stock options and our Employee Stock Purchase Plan.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations. Our critical accounting estimates include (i) Revenue Recognition and Related Receivable Allowances, (ii) Inventories, (iii) Guarantees, Indemnifications and Warranty Obligations, (iv) Valuation of Goodwill, (v) Valuation of Long-Lived and Identifiable Intangible Assets, (vi) Restructuring Liabilities, (vii) Income Taxes, (viii) Contingencies, and (ix) Stock-Based Compensation (x) Impact of judgment and Interpretations on Restatement Amounts and (xi) Payroll and withholding Taxes, Penalties and Interest Related to the Restatement .

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

Inventories, net, consisted of the following (in thousands):

	As of October 31, 2006	As of April 30, 2006
Raw materials	$367	$361
Finished goods	74	74

Total	$441	$435

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the impairment test since we have just one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2006 and concluded that no impairment existed at April 30, 2006. For the six months ended October 31, 2006, there have been no significant events or changes in circumstances affecting the valuation of goodwill.

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

Changes in our warranty obligations, which are included in “Other accrued liabilities,” for the six months ended October 31, 2006 and 2005, respectively, were as follows (in thousands):

	Six Months Ended October 31,
	2006	2005
Beginning balances	$319	$262
Warranties issued during the period	648	658
Settlements made during the period	(638)	(557)

Ending balances	$329	$363

Income Taxes

We use the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered through carrying back to prior year’s income or through the generation of future taxable income after consideration of tax planning strategies and then record a valuation allowance to reduce deferred tax assets to an amount we believe more likely than not will be realized. As of October 31, 2006, we have a full valuation allowance against our net deferred tax assets because we determined that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future.

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

The following table illustrates the effect on our net income and net income per share for the three and six months ended October 31, 2005 if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model (in thousands) in that period.

	Three months ended October 31, 2005 (as restated) [1]	Six months ended October 31, 2005 (as restated) [1]
Net income [2]	$2,058	$3,187
Add: Stock-based employee compensation expense included in reported net income	1,820	3,927
Deduct: Stock-based employee compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards [3]	(2,779)	(5,777)

Net income, including stock-based employee compensation expense [4]	$1,099	$1,337

Basic net income per common share:
Reported	$0.16	$0.25
Pro forma	$0.09	$0.11
Diluted net income per common share:
Reported	$0.14	$0.22
Pro forma	$0.08	$0.09

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

(2)	Net income and net income per share as reported for periods prior to May 1, 2006 included stock-based compensation for employees calculated in accordance with APB 25 and represented the intrinsic value, but did not include stock-based compensation for our employee stock purchase plan because we did not adopt the recognition provisions of SFAS 123.

(3)	Stock-based compensation expense for periods prior to May 1, 2006 was calculated based on the pro forma application of SFAS 123.

(4)	Net income and net income per share including stock-based compensation expense for periods prior to May 1, 2006 are based on the pro forma application of SFAS 123.

Stock-Based Compensation Subsequent to Adoption of SFAS No. 123(R)

We adopted SFAS No. 123(R), Share-Based Payment, for our fiscal year beginning May 1, 2006 using the modified prospective transition method. Under that transition method, recognized compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Further, we have elected to use the straight-line method of amortization for stock-based compensation related to stock options granted after May 1, 2006. We will continue to amortize stock-based compensation using the graded method for stock options granted prior to May 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was approximately $2.6 million and $5.5 million for the three and six months ended October 31, 2006, respectively.

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities and trade receivables. We maintain our demand deposit and money market accounts with financial institutions of high credit standing. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents or short-term investments, as applicable, on our condensed consolidated balance sheets as of October 31, 2006. We believe the financial risks associated with these financial instruments are minimal. We have not experienced material losses from our investments in these securities.

We generally do not require collateral for sales to customers. However, we perform on-going credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. As of October 31, 2006, one customer accounted for 13.7% of the accounts receivable balance. As of October 31, 2005, no customer accounted for more than 10% of the accounts receivable balance. For the three and six months ended October 31, 2006, one customer accounted for 10.6% and 9.6% of net revenue, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for our fiscal year beginning May 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We are required to adopt SAB No. 108 for our fiscal year beginning on May 1, 2007. We are currently evaluating the effect that the adoption of SAB No. 108 will have on our consolidated results of operations and financial condition.

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

Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended October 31, 2005			Six Months Ended October 31, 2005
	As previously reported	Adjust- ments	As Restated	As previously reported	Adjust- ments	As Restated
Net revenue:
Product	$30,674	$—	$30,674	$58,564	$—	$58,564
Service	6,028	—	6,028	11,506	—	11,506

Total net revenue	36,702	—	36,702	70,070	—	70,070
Cost of net revenue:
Product (*)	8,168	18	8,186	16,733	52	16,785
Service (*)	2,475	20	2,495	4,340	39	4,379

Total cost of net revenue	10,643	38	10,681	21,073	91	21,164
Gross profit	26,059	(38)	26,021	48,997	(91)	48,906
Operating expenses:
Research and development (*)	5,928	348	6,276	11,293	690	11,983
Sales and marketing (*)	12,937	246	13,183	24,606	372	24,978
General and administrative (*)	3,095	1,420	4,515	5,773	3,108	8,881
Amortization of intangible assets	174	—	174	348	—	348

Total operating expense	22,134	2,014	24,148	42,020	4,170	46,190

Operating income (loss)	3,925	(2,052)	1,873	6,977	(4,261)	2,716
Interest income, net	458	(14)	444	825	(30)	795
Other expense	(67)	(34)	(101)	(10)	(66)	(76)

Income (loss) before income taxes	4,316	(2,100)	2,216	7,792	(4,357)	3,435
Provision for income taxes	158	—	158	248	—	248

Net income (loss)	$4,158	$(2,100)	$2,058	$7,544	$(4,357)	$3,187

	Three Months Ended October 31, 2005			Six Months Ended October 31, 2005
	As previously reported	Adjust- ments	As Restated	As previously reported	Adjust- ments	As Restated
Net income (loss) per common share:
Basic	$0.33	$(0.17)	$0.16	$0.60	$(0.35)	$0.25

Diluted	$0.28	$(0.14)	$0.14	$0.53	$(0.31)	$0.22

Weighted average shares used in computing net income (loss) per common share:
Basic	12,705	—	12,705	12,529	—	12,529

Diluted	14,651	(27)	14,624	14,326	(45)	14,281

(*) Includes stock-based compensation as follows:

Cost of product	$1	$4	$5	$—	$26	$26
Cost of service	—	15	15	—	29	29
Research and development	—	227	227	—	448	448
Sales and marketing	—	168	168	—	346	346
General and administrative	—	1,405	1,405	2	3,076	3,078

Total stock-based compensation	$1	$1,819	$1,820	$2	$3,925	$3,927

Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2005 are as follows (in thousands):

	Six Months Ended October 31, 2005
	As previously reported	Adjustments	As restated
Operating Activities
Net income (loss)	$7,544	$(4,357)	$3,187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,039	—	1,039
Amortization	696	—	696
Gain on disposition of equipment	372	—	372
Stock-based compensation	2	3,925	3,927
Changes in operating assets and liabilities:
Accounts receivable	(7,274)	—	(7,274)
Inventories	(605)	—	(605)
Prepaid expenses and other current assets	(468)	—	(468)
Other assets	(95)	—	(95)
Accounts payable	1,947	—	1,947
Accrued payroll and related benefits	820	560	1,380
Other accrued liabilities	777	(128)	649
Restructuring accrual	(1,341)	—	(1,341)
Deferred rent	583	—	583
Deferred revenue	8,741	—	8,741

Net cash provided by operating activities	12,738	—	12,738
Investing Activities
Sale of investment securities	(5)	—	(5)
Purchases of property and equipment	(4,567)	—	(4,567)
Sales of property and equipment	25	—	25
Acquisition of Ositis, net of cash acquired	—	—	—

Net cash used in investing activities	(4,547)	—	(4,547)
Financing Activities
Net proceeds from issuance of common stock	5,165	—	5,165

Net cash provided by financing activities	5,165	—	5,165

Net increase in cash and cash equivalents	13,356	—	13,356
Cash and cash equivalents at beginning of period	47,184	—	47,184

Cash and cash equivalents at end of period	$60,540	$—	$60,540

We have restated the pro forma information required in accordance with SFAS No. 123, as amended by SFAS No. 148, to give effect to the revision in measurement dates of certain stock options and adjustments to stock-based compensation expense previously discussed. The effect of these changes for the three and six months ended October 31, 2005 is presented in the table below (in thousands, except per share amounts):

	Three Months Ended October 31, 2005			Six Months Ended October 31, 2005
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As restated
Net income (loss)	$4,158	$(2,100)	$2,058	$7,544	$(4,357)	$3,187
Stock-based employee compensation expense included in the determination of net income (loss), as reported	1	1,819	1,820	2	3,925	3,927
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(1,880)	(899)	(2,779)	(3,956)	(1,821)	(5,777)

Pro forma net income (loss)	2,279	(1,180)	1,099	3,590	(2,253)	1,337

Basic net income (loss) per common share:
Reported	$0.33	$(0.17)	$0.16	$0.60	$(0.35)	$0.25

Pro forma	$0.18	$(0.09)	$0.09	$0.29	$(0.18)	$0.11

Diluted net income (loss) per common share:
Reported	$0.28	$(0.14)	$0.14	$0.53	$(0.31)	$0.22

Pro forma	$0.16	$(0.08)	$0.08	$0.25	$(0.16)	$0.09

As a result of the restatement, the related disclosures included in the notes to condensed consolidated financial statements have been revised where indicated as restated.

Note 3. Stock-based Compensation

As of October 31, 2006, we had five stock-based employee compensation plans, which are described below. The employee stock-based compensation cost included in the condensed consolidated statements of operations for the three and six months ended October 31, 2006 was $2.6 million and $5.5 million, respectively.

1996 Stock Incentive Plan

In 1996, we established the 1996 Stock Option Plan (the “1996 Plan”) under which stock options are granted to employees, directors and consultants. Options granted under the plan expire no later than ten years from the date of grant. After November 18, 1999, no options could be granted under the 1996 plan. As of October 31, 2006, 183,759 shares of common stock remain available for issuance under the plan.

Options that expire and shares issued under the 1996 Plan that are repurchased become available for issuance under the 1999 Stock Incentive Plan, which is discussed further below.

1999 Stock Incentive Plan

In September 1999, our Board of Directors adopted the 1999 Stock Incentive Plan (the “Incentive Plan”), which became effective upon the effective date of our initial public offering. The number of shares reserved under the Incentive Plan automatically increased each year since inception and will increase on an annual basis by the lesser of 5% of the total amount of common stock outstanding or 400,000 shares. Furthermore, any options granted under the 1996 Plan that are cancelled or exercised and subsequently repurchased by us become available for future issuance under the Incentive Plan. Options granted under the plan expire no later than ten years from the date of grant. As of October 31, 2006, 3,279,645 shares of common stock remain available for issuance under the plan. The exercise price for incentive stock options and non-qualified stock options granted under the Incentive Plan may not be less than 100.0% and 85.0%, respectively, of the fair market value of common stock on the option grant date and the stock options are generally subject to a four-year vesting term. However, as discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” certain of our historical grants were issued below the fair market value of common stock on the option grant date and stock-based compensation expense has been recorded accordingly.

1999 Director Option Plan

In September 1999, our Board of Directors adopted the 1999 Director Option Plan (the “Directors Plan”). Under the Directors Plan, each non-employee director joining the Board of Directors following the effective date of our initial public offering automatically receives options to purchase 5,000 shares of common stock. In addition, each non-employee director automatically receives options to purchase 1,000 shares of common stock at each annual meeting of the Board of Directors held in the year 2000 and thereafter. Options granted under the plan expire no later than ten years from the date of grant. Options granted under the Directors Plan will have an exercise price equal to the fair market value of the common stock on the option grant date. The number of shares reserved under the Directors Plan automatically increases by 20,000 shares annually beginning January 1, 2000. As of October 31, 2006, 170,750 shares of common stock remain available for issuance under the plan. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

2000 Supplemental Stock Option Plan

In February 2000, our Board of Directors adopted the 2000 Supplemental Stock Option Plan (the “2000 Plan”), under which 600,000 shares of common stock were reserved for issuance. Non-executive employees and consultants are eligible to participate in the 2000 Plan. The 2000 Plan provides for the grant of non-statutory stock options to purchase shares of our common stock and/or grants of restricted shares of common stock. Options granted under the plan expire no later than ten years from the date of grant. The exercise price for stock options issued under the 2000 Plan may not be less than 25.0% of the fair market value of common stock on the option grant date. As of October 31, 2006, 332,170 shares of common stock remain available for issuance under the plan.

As of October 31, 2006, 421,196 shares of common stock were available for grant and 4,007,267 shares of common stock (including 40,943 shares of common stock from option plans assumed through acquisitions) remain available for future issuance under the aforementioned option plans.

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

As of October 31, 2006, 595,919 shares of common stock remain available for future issuance under the ESPP. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

Impact of the Adoption of SFAS No. 123(R)

See Note 1 for a description of our adoption of SFAS No. 123(R) on May 1, 2006. The following table summarizes the stock-based compensation expense for stock options and our employee stock purchase plan that we recorded in the condensed statements of operations in accordance with SFAS No. 123(R) for the three and six months ended October 31, 2006 (in thousands).

	Three Months Ended October 31, 2006	Six Months Ended October 31, 2006
Stock-based compensation expense:
Cost of product	$137	$271
Cost of service	97	234
Research and development	875	1,814
Sales and marketing	869	1,892
General and administrative	603	1,314

Total	$2,581	$5,525

Determining Fair Value under SFAS No. 123(R)

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

Expected Forfeitures. Stock-based compensation expense under SFAS 123(R) is based on awards ultimately expected to vest, and requires that forfeitures be estimated at the time of grant and revised, if necessary, if actual forfeitures differ from those estimates. We estimated our forfeiture rate at 10% based on an analysis of historical pre-vesting forfeitures, and have reduced stock-based compensation expense accordingly.

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

Due to the on-going stock option investigation, there were no options granted for the three months ended October 31, 2006, accordingly, no stock options were valued for the period. For the six months ended October 31, 2006, as well as for the three and six months ended October 31, 2005, we used the following assumptions to estimate the fair value of stock options granted:

	Three Months Ended October 31,	Six Months Ended October 31,
	2005	2006	2005
Stock Options
Risk-free rate	4.5%	5.22%	4.19%
Expected dividend yield	—	—	—
Expected life (in years)	3.84	4.63	4.00
Expected volatility	0.97	0.76	1.02
Expected forfeitures	—	10%	—

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Due to the on-going stock option investigation, there were no purchases under our ESPP, or amortization of expense related to ESPP shares, for the three and six months ended October 31, 2006. Accordingly, no ESPP shares were valued for these periods. For the three and six months ended October 31, 2005, we used the following assumptions to estimate the fair value of shares purchased under our ESPP:

	Three Months Ended October 31, 2005	Six Months Ended October 31, 2005
Employee Stock Purchase Plan
Risk-free rate	3.72%	3.72%
Expected dividend yield	—	—
Expected life (in years)	1.25	1.25
Expected volatility	0.83	0.83

Stock Option Activity

A summary of stock option activity under all stock-based compensation plans during the six months ended October 31, 2006 is as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at May 1, 2006	3,330,399	$29.45
Options granted	431,220	$16.89
Options exercised	(7,009)	$4.84
Options forfeited	(154,728)	$34.69
Options expired	(13,811)	$39.80

Outstanding at October 31, 2006	3,586,071	$27.73

Exercisable at October 31, 2006	1,983,609	$33.69

The weighted average remaining contractual life for options outstanding and exercisable at October 31, 2006 was 7.31 and 6.25 years, respectively. The aggregate intrinsic value of options exercised during the three and six months ended October 31, 2006 was zero and $79,365, respectively. The aggregate intrinsic value of options outstanding and exercisable at October 31, 2006 was $23.3 million and $15.8 million, respectively. The total fair value of options vested during the three and six months of October 31, 2006 was $3.3 and $5.9 million, respectively.

There were zero and 17,850 employee stock options under our stock compensation plans granted with exercise prices below the fair market value of our common stock on the date of grant during the three and six months ended October 31, 2006, respectively. The estimated weighted average fair value of the stock options granted during the three and six months ended October 31, 2006 was $0 and $10.69 per share, respectively.

As of October 31, 2006, $12.5 million of unrecognized compensation costs related to unvested awards is expected to be recognized over a weighted average period of 2.18 years.

The following table provides segregated ranges of stock options outstanding at October 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at October 31, 2006	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable at October 31, 2006	Weighted Average Exercise Price
$0.05-$0.05	50	4.05	$0.05	50	$0.05
$2.25-$2.25	245,399	5.69	$2.25	245,399	$2.25
$2.50-$5.44	224,611	6.40	$4.70	182,200	$4.66
$5.60-$5.60	219,563	6.63	$5.60	173,480	$5.60
$8.04-$13.36	277,455	7.41	$10.66	145,954	$10.45
$13.93-$16.70	686,483	8.62	$15.88	203,828	$15.31
$16.73-$18.04	173,540	5.90	$17.02	139,460	$16.90
$18.08-$18.08	269,727	8.56	$18.08	93,012	$18.08
$18.96-$27.80	835,041	7.56	$21.90	392,553	$22.45
$30.00-$525.00	654,202	6.59	$86.56	407,673	$116.54

$0.05-$525.00	3,586,071	7.31	$27.73	1,983,609	$33.69

We received $35,000 and $5.2 million in cash from all employee stock-based compensation plans for the six months ended October 31, 2006 and 2005, respectively.

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

The NetCache business previously provided solutions to large enterprises to manage internet access and security and control Web content and application acceleration. NetCache was a business unit previously owned by Network Appliance. Our primary purpose for acquiring certain assets of the NetCache business was to increase our potential customer base through the conversion of existing NetCache customers to our proxy appliances. One employee joined us from Network Appliance as a result of the acquisition. Accordingly, our operating costs were not materially impacted. We do not expect to generate a significant amount of revenue from the sale of NetCache appliances.

The preliminary allocation of the estimated purchase price, based on the fair value of certain components, consisted of the following at October 31, 2006 (in thousands):

Consideration and direct transaction costs:
Cash	$23,914
Fair value of Blue Coat common stock	5,668
Estimated direct transaction costs	980

Total purchase price	$30,562

Allocation of purchase price:
Identifiable intangible assets	$700
Goodwill	29,862

Total purchase price	$30,562

To establish the value of the intangible asset, an income approach was used with the assistance of an independent valuation specialist. We utilized a five-step process to value the intangible asset: (i) revenue associated with the intangible assets was projected; (ii) cost of goods sold was then estimated for each period in which revenue was projected; (iii) the resulting net cash flow was tax effected and reduced further by charges for the use of fixed assets, working capital and other assets necessary to generate these cash flows; (iv) the resulting net cash flows were discounted at a rate commensurate with their risk; and (v) we summed the discounted cash flows to estimate their fair market values. We then estimated the tax benefits associated with the intangible asset and this benefit was included in the value of the intangible asset.

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

Using the above guidelines at the time of the acquisition, we identified one intangible asset that was valued separately from goodwill using an income approach as described above. The intangible asset identified was customer relationships. The cash flows were discounted to their present value using a discount rate of approximately 19%. The acquired intangible asset and its estimated useful life is as follows (in thousands):

Identifiable intangible assets	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	5 years	$700	$(18)	$682

Total		$700	$(18)	$682

Note 6. Cash equivalents and investments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices.

The following is a summary of cash, cash equivalents and available-for-sale securities as of October 31, 2006 and April 30, 2006, respectively (in thousands):

		As of October 31, 2006
	Amortized Cost	Unrealized Gain	Estimated Fair Value
Cash and cash equivalents	$4,458	$—	$4,458
Money market funds	38,199	—	38,199
Commercial paper	29,169	1	29,170
Corporate securities	6,779	—	6,779
Government securities	1,013	—	1,013

	$79,618	$1	$79,619

Reported as:
Cash and cash equivalents			$52,677
Short-term investment			22,071
Short-term restricted investment			4,010
Long-term restricted investment			861

			$79,619

		As of April 30, 2006
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Cash	$832	$—	$832
Money market funds	9,183	—	9,183
Commercial paper	33,154	(1)	33,153
Corporate securities	5,179	—	5,179
Auction rate preferred securities	10,200	—	10,200

	$58,548	$(1)	$58,547

Reported as:
Cash and cash equivalents			$46,990
Short-term investments			10,200
Short-term restricted investment			996
Long-term restricted investment			361

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

Note 7. Intangible Assets

Our acquired intangible assets are as follows (in thousands):

October 31, 2006	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(1,779)	$4,252
Core technology	5 years	2,929	(1,217)	1,712
Customer relationships	5-7 years	2,023	(518)	1,505

Total		$10,983	$(3,514)	$7,469

April 30, 2006	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(1,221)	$4,810
Core technology	5 years	2,929	(924)	2,005
Customer relationships	5-7 years	1,323	(380)	943

Total		$10,283	$(2,525)	$7,758

Total amortization expense for our identifiable intangible assets was $0.5 million and $1.0 million in the three and six months ended October 31, 2006, respectively, and approximately $0.3 million and $0.6 million in the three and six months ended October 31, 2005, respectively. The amortization expense for developed technology is charged to cost of goods sold. The amortization for core technology and customer relationships is recorded as an operating expense. As of October 31, 2006, we had no identifiable intangible assets with indefinite lives. The weighted average life of identifiable intangible assets was 6.2 and 4.5 years as of October 31, 2006 and 2005, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2007 (remaining 6 months)	$820
2008	1,639
2009	1,557
2010	1,197
2011	869
2012	780
2013	607

$7,469

Goodwill as of October 31, 2006 increased $29.9 million from April 30, 2006 as a result of our acquisition of certain assets of the NetCache™ business from Network Appliance described in Note 5 above.

Note 8. Restructuring Accrual

As of October 31, 2006, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans were completed, except for payment of future rent obligations of $0.4 million, which are to be paid in cash through fiscal year 2008. We incurred restructuring charges, comprised of employee severance costs, facilities closures and lease abandonment costs, and contract termination costs, to significantly reduce operating expenses and to further align our cost structure with market conditions, future revenue expectations and planned future product direction. Various adjustments to the restructuring accrual have been made to date for abandoned space as a result of changes in market information included in our original estimates. There were no significant changes in estimates on sublease income related to these facilities during the three and six months period ended October 31, 2006.

The following table summarizes restructuring activity during the three and six months ended October 31, 2006:

Abandoned Lease Space Accrual
Balances as of April 30, 2006	$894
Cash payments	(272)

Balances as of July 31, 2006	622
Cash payments	(155)
Reversals	(19)

Balances as of October 31, 2006	448

Less: current portion	448

Long-term restructuring accrual	$—

Note 9. Litigation -

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

Note 10. Comprehensive Income

We report comprehensive income in accordance with FASB SFAS No. 130, Reporting Comprehensive Income. Included in other comprehensive income are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income (loss)” in the stockholders’ equity section of the balance sheet.

Significant components of our comprehensive income (loss) are as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005 (as restated) [1]	2006	2005 (as restated)[1]
Net income (loss)	$(3,344)	$2,058	$(6,481)	$3,187
Unrealized gain (loss) on available-for-sale securities	1	—	2	(5)

Comprehensive income (loss)	$(3,343)	$2,058	$(6,479)	$3,182

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Note 11. Per Share Amounts

Basic net income per common share and diluted net income per common share are presented in conformity with FASB SFAS No. 128, Earnings Per Share, for all periods presented. Basic net income per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method; (ii) issuance of committed but unissued stock awards; and (iii) shares issuable upon the conversion of outstanding Series A Preferred Stock. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net loss per share are the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005 (as restated) [1]	2006	2005 (as restated) [1]
Net income (loss) available to common stockholders	$(3,344)	$2,058	$(6,481)	$3,187
Basic:
Weighted average common shares used in computing basic net income per common share	14,524	12,705	14,432	12,529

Basic income (loss) per common share	$(0.23)	$0.16	$(0.45)	$0.25

Diluted:
Weighted average common shares used in computing basic net income (loss) per common share	14,524	12,705	14,432	12,529
Add: Weighted average employee stock options, and warrants	—	1,885	—	1,718
Add: Other weighted average dilutive potential common stock	—	34	—	34

Weighted average common shares used in computing diluted net income (loss) per common share	14,524	14,624	14,432	14,281

Diluted income (loss) per common share	$(0.23)	$0.14	$(0.45)	$0.22

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

For the three months ended October 31, 2006 and 2005, approximately 2.4 million and 0.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive as their exercise prices were greater than or equal to the average market price of the common shares during the respective periods. For the six months ended October 31, 2006 and 2005, approximately 2.4 million and 0.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three and six months ended October 31, 2006, 2.4 million shares issuable upon the assumed conversion of the Series A Preferred Stock were excluded from the calculation of diluted net income per share.

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

Note 12. Commitments

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

As of October 31, 2006, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending April 30,	Abandoned	In Use	Total
2007 (remaining 6 months)	$310	$1,521	$1,831
2008	258	3,084	3,342
2009	—	2,991	2,991
2010	—	2,579	2,579
2011	—	972	972
Thereafter	—	554	554

Total minimum lease payments	$568	$11,701	$12,269

Rent expense was $0.8 million and $0.7 million for the three months ended October 31, 2006 and 2005, respectively. Rent expense was $1.7 million and $1.5 million for the six months ended October 31, 2006 and 2005, respectively. Of the $0.6 million in total operating lease commitments for abandoned facilities, as summarized above, a reserve for $0.4 million has been provided and is included in the captions “Accrued restructuring reserve” and “Accrued restructuring reserve, less current portion” in the accompanying condensed consolidated balance sheet at October 31, 2006.

In September 2005, we commenced a five-year operating lease of a building that serves as our headquarters in Sunnyvale, California. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. The letter of credit is secured by deposits and provides for automatic annual extensions, without amendment, through the end of the lease term in August 2010. During the first six months of fiscal 2007, the letter of credit was increased by $0.5 million due to a leasehold improvement, resulting in a balance of $0.9 million as of October 31, 2006. The letter of credit is classified as “Long-term restricted investments” in the accompanying condensed consolidated balance sheets as of October 31, 2006 and April 30, 2006, respectively.

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory and manufacturing material. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due in fiscal 2007. Our minimum obligation at October 31, 2006 under these arrangements was $4.0 million.

Note 13. Geographic and Product Category Information Reporting

We conduct business in one operating segment to design, develop, market and support proxy appliances. Our chief operating decision maker, our Chief Executive Officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. Our revenue consists of two product categories: product and service. Total international net revenue consists of sales from our U.S. operations to non-affiliated customers in other geographic regions. During the three and six months ended October 31, 2006 and 2005, there were no intra-company sales, and no material long-lived assets were located in any of our foreign subsidiaries.

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Three Months Ended October 31,
	2006		2005
	$	%	$	%
North America	$19,835	50.0%	$19,054	51.9%
EMEA	14,133	35.6	12,654	34.5
Asia	5,737	14.4	4,994	13.6

Total net revenue	$39,705	100.0%	$36,702	100.0%

	Six Months Ended October 31,
	2006		2005
	$	%	$	%
North America	$37,468	49.2%	$36,858	52.6%
EMEA	27,556	36.2	25,284	36.1
Asia	11,096	14.6	7,928	11.3

Total net revenue	$76,120	100.0%	$70,070	100.0%

Note 14. Income Taxes

The provision for income taxes for the three and six months ended October 31, 2006 was a tax expense of $0.2 million and $0.3 million, respectively. The annual effective tax provision is estimated to be approximately $1.0 million. The provision is primarily foreign corporate income taxes currently due and U.S. taxes related to the acquisition of the NetCache business from Network Appliance, Inc. There is no U.S. tax provision due to current taxable losses.

During the quarter ended October 31, 2006 we acquired the assets of the NetCache business from Network Appliance, Inc. in a taxable asset acquisition. For tax purposes, the goodwill acquired in a taxable asset acquisition is amortized over a period of 15 years. However, for financial reporting goodwill is not amortized but must be analyzed at least annually for impairment. In accordance with SFAS 109, Accounting for Income Taxes, a deferred tax liability must be recorded to account for this taxable temporary difference and such liability may not be used as a source of income to support deferred tax assets. We have therefore recorded a non-cash charge to the provision of $0.1 million during the current quarter and a corresponding deferred tax liability on the balance sheet.

Utilization of our net operating loss (“NOL”) and credit carryforwards may be subject to substantial annual limitations in the future due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the NOL’s and tax credit carryforwards before utilization. Historically, several ownership changes have occurred. As a result, approximately $113.0 million of NOL’s and $0.7 million of tax credits have been subject to annual limitation.

In June 2006, we sold shares of Blue Coat Series A Redeemable Convertible Preferred Stock for approximately $42.1 million. It is possible that as a result, we may undergo a change in ownership. We are currently assessing whether this will further limit the usage of our NOLs and credits for federal and state purposes..

At October 31, 2006, we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all of the deferred tax assets will not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2026. In the future, we will continue to assess the need for the valuation allowance. The future reversal of the valuation allowance will result in amounts being credited to income statement or to additional paid in capital to the extent the losses and credits are attributable to stock options.

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

Findings

As disclosed above, our Board of Directors appointed a Special Committee to review our past stock option practices. On December 12, 2006, the Special Committee presented its findings to, and recommended certain remedial measures for adoption by, the Board of Directors. The Board of Directors accepted all of the findings of the Special Committee and has adopted, or is in the process of adopting, all of the remedial measures proposed. As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have determined the following:

*	Between our initial public offering in November 1999 and May 2006, the vast majority of our stock options were granted by the Compensation Committee of the Board of Directors (which consisted of two or three independent directors). In a few instances, the full Board of Directors granted stock options during this period. From June 2005 to May 2006, the Compensation Committee granted a majority of our stock options, awarding stock option grants to individuals pursuant to our annual grant of stock options, as well as to officers, any individual grant covering 20,000 or more underlying shares, and certain individual grants covering less than 20,000 shares, while the Stock Option Committee (which consisted of our Chief Executive Officer) awarded grants to individuals receiving less than 20,000 underlying shares. In the vast majority of cases, the granting body granted the stock options pursuant to an action by unanimous written consent, as opposed to a resolution at a meeting of the granting body. The written consents contained an “effective as of” date, which date we used as the grant date and measurement date of the stock options. However, in a significant number of instances, we had not completed the required actions necessary to grant stock options by the “effective date” of the written consent. Accordingly, 112 of the total of 127 grant dates were established based on a stated “effective date,” or grant date, that differed from the date on which the options appear to have been actually approved after a thorough review of the evidence. In almost every such instance, the price of our Common Stock on the actual approval date for the grant was higher than the price of our Common Stock on the stated grant date. The Special Committee found that, particularly prior to 2005, grant dates were selected by certain members of management with the benefit of hindsight based on perceived historical low points in our stock price. The misdating occurred with respect to grants to all levels of employees. As a result of these activities, we have recorded additional deferred stock-based compensation to reflect the difference in our stock price from the stated grant date to the actual grant date, and amortized the deferred stock-based compensation over the appropriate vesting period of each stock option.

*	There was very limited electronic or document evidence available to review in regard to the period from November 1999 to the middle of calendar 2001. Furthermore, several of our former employees who participated in the stock option granting process during this period declined a request to be interviewed by the Special Committee. Therefore, the Special Committee found it difficult to draw conclusions about the roles or actions of employees during this period with regard to the stock option granting practices. However, based on a comparison of grants made during this period to our stock price during this period and forensic evidence relating to the dates unanimous written consents were prepared and stock options were entered into our Equity Edge® database, the Special Committee found it highly likely that grant dates and prices were selected with the benefit of hindsight during this period.

*	For the period from the middle of calendar 2001 to February 2005, the Special Committee found direct evidence that grant dates were selected with the benefit of hindsight. The Special Committee also found that most of the beneficiaries of these stock option grants were new hires, not senior officers, and that there was no evidence that those involved sought to benefit themselves or senior officers exclusively. We believe that the person primarily responsible for our stock option granting practices during this period was our former Chief Financial Officer, Robert Verheecke, who ceased serving as our Chief Financial Officer on May 2, 2005 and whose employment with us terminated on December 31, 2005. Mr. Verheecke declined a request to be interviewed by the Special Committee.

*	Beginning in February 2005, we implemented a calendar system, which set forth in advance the dates on which we were to grant stock options. The calendar imposed a more standardized practice for the timing of the grant of stock options. However, the Special Committee found that the calendar served more as a guideline than an established procedure, since even after the calendar was implemented the actual grant dates deviated from the scheduled grant dates for approximately half of the grants. In a majority of the cases, the deviations from the calendar date ranged from one to several days.

*	The Special Committee found that our internal controls relating to stock option granting practices were deficient in the following ways:

•	We either lacked written stock option procedures or our procedures were generally unresponsive to inherent process risks.

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

*	In May 2001, we hired Robert Verheecke as our Chief Financial Officer. We granted Mr. Verheecke options to purchase 100,000 shares of Common Stock on a stated effective date of July 31, 2001, at an exercise price of $16.75 per share. During the option investigation, however, the Special Committee discovered evidence that the Compensation Committee had originally granted the 100,000 options to Mr. Verheecke pursuant to a unanimous written consent on May 1, 2001, at an exercise price of $30.50. The Special Committee concluded that the option grant to Mr. Verheecke was improperly disclosed and improperly accounted for in our financial records. We have determined that a grant was made on May 1, 2001 and then re-priced on July 31, 2001, and, as a result, the grant should have been accounted for under the variable method of accounting. Mr. Verheecke realized a gain of $875,717 associated with the change in value from May 1, 2001 to the new option price date of July 31, 2001. Mr. Verheecke remained an employee until December 31, 2005, although he ceased serving as our Chief Financial Officer on May 2, 2005.

*	We use the Equity Edge software system to track stock option activity. When a grant is made, our accounting department prints the stock option grant notice agreement from the Equity Edge system. During the period from about May 2005 to May 2006, two non-officer members of the accounting department downloaded the Equity Edge stock option grants to Word files. The print date of the grant notice agreements sent to employees was then manually changed to match the date that stock administration was notified that the grants were approved by the Compensation Committee or the Stock Option Committee. This was apparently done to make it appear that employees were being notified of their grants soon after the grant approvals were received. The more senior of the two non-officer employees authorized this practice after learning from our auditors of a possible change in the accounting rules that would require employees to be notified of grants soon after they were approved in order to support the measurement date as the date of grant approval. The date changes to the print dates did not impact the grant date or measurement date of the stock options. The Special Committee determined that only these two non-officer employees were aware of this practice. On December 12, 2006, as recommended by the Special Committee, we requested and received the immediate resignation of the more senior of the two non-officer employees.

*	On November 18, 1999, the day before our initial public offering, our Board of Directors granted options at a board meeting to a large group of individuals at an exercise price of $120.00 per share. During the course of the investigation, we concluded that ten individuals who were granted stock options at that board meeting were not our employees as of the stated grant date but rather became our employees after the initial public offering. The latest measurement date for the stock options granted to these ten individuals was January 24, 2000. Since our stock option plans authorize us to grant stock options only to employees and other service providers, the grant date of an option award to each individual could not be earlier than such individual’s date of employment with us. Accordingly, the appropriate measurement date for each of the ten options is the date on which the employee began his or her employment with us. These individuals provided no services to us prior to the beginning of their employment.

*	The Special Committee reviewed the conduct of various current and former employees in connection with its investigation. A summary of the findings of the Special Committee with respect to certain individuals follows:

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

Remedial Measures

Management is committed to correcting the weaknesses identified above by implementing changes to our internal controls over financial reporting. Management along with our Board of Directors has implemented, or is in the process of implementing, the following changes to our internal control systems and procedures:

*	We have adopted a policy requiring all option grants, whether to board members, officers or employees, be made on a predetermined schedule. Specifically, grants to new employees or to recently promoted employees will be approved by the Compensation Committee or the Stock Option Committee, as applicable, after the employee’s first day of employment or the date of the employee’s promotion. Annual grants to existing employees will be approved by the Compensation Committee at a meeting scheduled prior to the beginning of a fiscal year for a specified date in that fiscal year. Option grants to new hires and existing employees will be effective on the “date of grant,” which will be the third Thursday of a calendar month following the date of approval. As a result, grants to new and promoted employees will be limited to one specific date each month.

*	We have adopted a policy limiting the granting authority of the different groups that grant stock options. The Stock Option Committee’s authority is limited to the ability to make option grants that (i) are to individuals who are neither (a) executive officers of Blue Coat or members of our Board of Directors, nor (b) direct reports to a member of the Stock Option Committee, (ii) as to any individual grant, consist of 20,000 or fewer underlying shares, and (iii) have an exercise price equal to or not less than 100% of the fair market value of a share of Common Stock on the date of the grant. The policy further requires that any grants to individuals subject to Section 16 of the Securities Exchange Act of 1934, as amended, be made by the Compensation Committee after recommendation from the Board of Directors. The Compensation Committee of the Board of Directors has the authority to make all other grants permitted under our stock option plans.

*	We have expanded the size of the Stock Option Committee from one to two directors. The Stock Option Committee previously consisted of our Chief Executive Officer, Brian NeSmith. In the future, the Stock Option Committee will consist of our Chief Executive Officer and an independent director.

*	We have adopted a policy requiring that all option grants by the Compensation Committee be approved at a meeting of the Compensation Committee, and that the actions of such body be documented in minutes of the meeting. The policy prohibits the Compensation Committee from granting options by written consent. The policy allows the Stock Option Committee to document the grant of options by unanimous written consent, provided that the written consent is signed by both members of the Stock Option Committee on or prior to the effective date of the written consent.

*

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

*	Under the direction of our Chief Executive Officer, we will establish cross-functional training for personnel in all areas associated with the stock option granting process. The training will cover (i) the stock option and other equity award programs and related improvements to equity compensation controls, processes and procedures, (ii) the accounting implications of equity award grants, and (iii) the legal and tax implications of equity award grants. We will also require all personnel responsible for stock option administration, including (i) the Chief Executive Officer and all direct reports, (ii) finance department members, (iii) legal department members, (iv) human resource department members, (v) stock administration department members, and (vi) all new employees involved in the above-listed functions or roles, be trained at least annually. Finally, we will be formalizing our procedures for the use of Equity Audit, a module that interfaces directly with Equity Edge and enables auditing functionality of our stock option database.

*	We have established a search for an experienced General Counsel with particular strength in public company securities disclosure, financial reporting matters and corporate governance. When hired, the new General Counsel will report directly to our Chief Executive Officer.

*	We plan to expand the size of our Board of Directors, focusing in particular on the relative degree to which each candidate has the ability to devote substantial attention to Blue Coat matters, their expertise in areas that complement the strengths of other board members, and their experience with good corporate governance. Our Board of Directors has tasked our Nominating/Corporate Governance Committee with reviewing current committee assignments, with a goal of changing such assignments to the extent deemed appropriate to even out the demands placed upon the members of the board, utilizing the particular strengths of the individual board members, and ensuring that important matters are monitored sufficiently. Finally, we have established a Board of Directors’ policy that at least one member (on a rotating basis) of the Board of Directors should attend “directors’ college” or the equivalent each year. The Board of Directors has also approved resolutions stating that specialized update training by board members in matters of corporate governance, executive and incentive compensation, and financial reporting are highly encouraged.

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

Valuation of Goodwill

We perform our annual goodwill impairment tests in our fourth fiscal quarter or whenever indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of our annual impairment test, we considered our market capitalization on the date of our impairment test (since we have only one reporting unit). We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2006 and concluded that no impairment existed at April 30, 2006. For the three and six months ended October 31, 2006, there have been no significant events or changes in circumstances affecting the valuation of goodwill.

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

Income Taxes

We use the liability method to account for income taxes as required by the FASB SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered through carry back to prior year’s income or through the generation of future taxable income and after consideration of tax planning strategies record a valuation allowance to reduce deferred tax assets to an amount we believe more likely than not will be realized. As of October 31, 2006, we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all of the deferred tax assets may not be realized in the foreseeable future due to historical operating losses.

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

Stock-Based Compensation Subsequent to Adoption of SFAS No. 123(R)

We adopted SFAS No. 123(R), Share-Based Payment, for our fiscal year beginning May 1, 2006 using the modified prospective transition method. Under that transition method, recognized compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For options granted on or after May 1, 2006, we amortize the fair value of stock-based compensation on a straightline basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Under SFAS No. 123(R), the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS No. 123(R), but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as the model does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected term, expected volatility, risk-free interest rate and expected dividends. A description of our assumptions is included below:

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

We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Stock-based compensation expense recognized under SFAS No. 123(R) was approximately $2.6 million and $5.5 million for the three and six months ended October 31, 2006, respectively. Had we adopted SFAS No. 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the pro forma amount under SFAS 123 described in Note 1 of our Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005 (as restated) [1]	2006	2005 (as restated) [1]
Net revenue:
Product	76.3%	83.6%	75.6%	83.6%
Service	23.7	16.4	24.4	16.4

Total net revenue	100.0	100.0	100.0	100.0
Cost of net revenue
Product	17.7	22.3	18.7	24.0
Service	7.8	6.8	8.1	6.2

Total cost of net revenue	25.5	29.1	26.8	30.2
Gross profit	74.5	70.9	73.2	69.8
Operating expenses:
Research and development	24.0	17.1	24.6	17.1
Sales and marketing	38.9	35.9	39.2	35.6
General and administrative	21.5	12.3	19.3	12.7
Amortization of intangible assets	0.5	0.5	0.5	0.5

Total operating expenses	84.9	65.8	83.6	65.9

Operating income (loss)	(10.4)	5.1	(10.4)	3.9
Interest income	2.8	1.2	2.6	1.1
Other expense	(0.4)	(0.3)	(0.3)	(0.1)

Income (loss) before income taxes	(8.0)	6.0	(8.1)	4.9
Provision for income taxes	0.4	0.4	0.4	0.4

Net income (loss)	(8.4)%	5.6%	(8.5)%	4.5%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Net Revenue

The following is a summary of net revenue and the changes in net revenue (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Total net revenue	$39,705	$36,702	$76,120	$70,070
Change from same period prior year ($)	$3,003	$14,774	$6,050	$27,018
Change from same period prior year (%)	8.2%	67.4%	8.6%	62.8%

For the three and six months ended October 31, 2006, the increase in net revenue was primarily attributable to continued market acceptance of our products, coupled with increased sales and marketing efforts to broaden our market presence and expand our distribution channels. Net revenue increased by 8.2% to $39.7 million in the second quarter of fiscal 2007, from $36.7 million in the second quarter of fiscal 2006. In the six months ended October 31, 2006 net revenue increased 8.6% to $76.1 million from $70.1 million in the six months ended October 31, 2005. Service revenue increased 55.9% and 61.2% for the three and six months ended October 31, 2006, respectively, primarily due to an increase in service renewals.

The following table illustrates the geographic makeup of our net revenue for the periods stated (in thousands):

	Three Months Ended October 31,
	2006		2005
	$	%	$	%
North America	$19,835	50.0%	$19,054	51.9%
EMEA	14,133	35.6	12,654	34.5
Asia	5,737	14.4	4,994	13.6

Total net revenue	$39,705	100.0%	$36,702	100.0%

	Six Months Ended October 31,
	2006		2005
	$	%	$	%
North America	$37,468	49.2%	$36,858	52.6%
EMEA	27,556	36.2	25,284	36.1
Asia	11,096	14.6	7,928	11.3

Total net revenue	$76,120	100.0%	$70,070	100.0%

Net revenue grew in all geographies in the three and six months ended October 31, 2006, compared to the same periods of fiscal 2006. For the three months ended October 31, 2006, as compared to the comparable prior year period, net revenue in North America increased $0.8 million, or 4.1%, net revenue in EMEA increased $1.5 million, or 11.7%, and net revenue in Asia increased $0.7 million, or 14.9%. For the six months ended October 31, 2006, as compared to the comparable prior year period, net revenue in North America increased $0.6 million, or 1.7%, net revenue in EMEA increased $2.3 million, or 9.0%, and net revenue in Asia increased $3.2 million, or 40.0%.

Gross Profit

The following is a summary of gross profit (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005 (as restated) [1]	2006	2005 (as restated) [1]
Gross profit	$29,583	$26,021	$55,748	$48,906
Gross profit as a percentage of net revenue	74.5%	70.9%	73.2%	69.8%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Gross profit was $29.6 million in the second quarter of fiscal 2007 compared to $26.0 million for the second quarter of fiscal 2006. As a percentage of net revenue, gross profit for the second quarters of fiscal 2007 and 2006 was 74.5% and 70.9%, respectively. Gross profit was $55.7 million for the first six months of fiscal 2007 compared to $48.9 million for the first six months of fiscal 2006. As a percentage of net revenue, gross profit for the first six months of fiscal 2007 and 2006 was 73.2% and 69.8%, respectively. The increase in gross profit was due primarily to the increase in net revenue. The improvement in gross profit as a percentage of sales for the three and six month periods ended October 31, 2006, as compared to the comparable prior year periods, was primarily due to more favorable product pricing and higher overall revenue resulting in more effective leverage on fixed product costs, partially offset by continued investments in our service infrastructure to support our increasing customer base.

Research and Development

The following is a summary of research and development expense (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005 (as restated) [1]	2006	2005 (as restated) [1]
Research and development	$9,538	$6,276	$18,718	$11,983
Research and development as a percentage of net revenue	24.0%	17.1%	24.6%	17.1%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs.

Research and development expense increased $3.2 million to $9.5 million in the second quarter of fiscal 2007 from $6.3 million for the second quarter of fiscal 2006. These amounts represented 24.0% and 17.1% of net revenue for the second quarters of fiscal 2007 and 2006, respectively. Research and development expense increased $6.7 million to $18.7 million for the first six months of fiscal 2007 from $12.0 million for the first six months of fiscal 2006. These amounts represented 24.6% and 17.1% of net revenue for the first six months of fiscal 2007 and 2006, respectively. The increase in research and development expense was primarily a result of higher employee costs from increased headcount, as well as increased spending on engineering materials, in order to enhance existing applications and address new product development. The increase was also attributable to stock-based compensation expense of $0.9 million and $1.8 million related to research and development under SFAS No. 123(R) in the three and six months ended October 31, 2006, as compared to $0.2 million and $0.4 million related to research and development under APB 25 in the three and six months ended October 31, 2005.

We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives. As a result, as our net revenue allows, we expect research and development expense to continue to increase in absolute dollars.

Sales and Marketing

The following is a summary of sales and marketing expense (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005 (as restated) [1]	2006	2005 (as restated) [1]
Sales and marketing	$15,444	$13,183	$29,863	$24,978
Sales and marketing as a percentage of net revenue	38.9%	35.9%	39.2%	35.6%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses.

Sales and marketing expense increased $2.2 million to $15.4 million for the second quarter of fiscal 2007 from $13.2 million for the second quarter of fiscal 2006. These amounts represented 38.9% and 35.9% of net revenue for the second quarters of fiscal 2007 and 2006, respectively. Sales and marketing expense increased $4.9 million to $29.9 million for the first six months of fiscal 2007 from $25.0 million for the first six months of fiscal 2006. These amounts represented 39.2% and 35.6% of net revenue for the first six months of fiscal 2007 and 2006, respectively. The increase in sales and marketing expense was primarily due to higher commissions resulting from the outsourcing of service contract renewals, increases in sales headcount and related expenses, marketing programs and travel costs and an increase in commission expense associated with higher net revenue. The increase was also attributable to stock-based compensation expense of $0.9 million and $1.9 million related to sales and marketing under SFAS No. 123(R) in the three and six months ended October 31, 2006, compared to $0.2 million and $0.3 million related to sales and marketing under APB 25 in the three and six months ended October 31, 2005.

We expect sales and marketing expense to increase in absolute dollars in an effort to expand domestic and international markets, establish and expand new distribution channels, and introduce new products.

General and Administrative

The following is a summary of general and administrative expense (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005 (as restated) [1]	2006	2005 (as restated) [1]
General and administrative	$8,538	$4,515	$14,712	$8,881
General and administrative as a percentage of net revenue	21.5%	12.3%	19.3%	12.7%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses.

General and administrative expense increased $4.0 million to $8.5 million for the second quarter of fiscal 2007 from $4.5 million for the second quarter of fiscal 2006. These amounts represented 21.5% and 12.3% of net revenue for the second quarters of fiscal 2007 and 2006, respectively. General and administrative expense increased $5.8 million to $14.7 million for the first six months of fiscal 2007 from $8.9 million for the first six months of fiscal 2006. These amounts represented 19.3% and 12.7% of net revenue for the first six months of fiscal 2007 and 2006, respectively. The increase in general and administrative expense was primarily due to increased headcount, and substantially higher legal, auditing and other professional fees in connection with the investigation into our historical stock option granting practices. The increase was partially offset by a decrease in stock-based compensation expense within general and administrative expense. Such stock-based compensation expense was $0.6 million and $1.3 million in the three and six months ended October 31, 2006, respectively, under SFAS No. 123(R) as compared to $1.4 million and $3.1 million in the three and six months ended October 31, 2005, respectively, under APB 25.

We expect that general and administrative expense will increase in absolute dollars as we increase headcount and infrastructure to manage an anticipated increase in business volume.

Amortization of Intangible Assets

Amortization of intangible assets reflects the amortization of developed technology, core technology, and customer relationships, all related to our September 11, 2006 acquisition of certain assets of the NetCache business, March 3, 2006 acquisition of Permeo, November 16, 2004 acquisition of Cerberian and November 14, 2003 acquisition of Ositis. The amortization of developed technology is charged to cost of goods sold. The amortization of core technology and customer relationships is recorded as an operating expense. Total amortization expense for identifiable intangible assets was $0.5 million and $1.0 million in the three and six months ended October 31, 2006, respectively, and $0.3 million and $0.6 million in the three and six months ended October 31, 2005, respectively.

Interest Income and Other Income

The following summarizes interest income and other expense (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Interest income, net	$1,092	$444	$1,989	$795
Other expense	$(148)	$(101)	$(268)	$(76)

For the three and six months ended October 31, 2006, as compared with the comparable prior year periods, interest income increased as a result of increased cash, cash equivalents and short-term investment balances earning interest at higher rates. Other expense increased as a result of foreign currency transaction losses.

Provision for Income Taxes

The provision for income taxes for the three and six months ended October 31, 2006 was a tax expense of $0.2 million and $0.3 million, respectively, as compared to a tax expense of $0.2 million and $0.2 million, respectively, for the three and six months ended October 31, 2005. The provision for income taxes for the three and six months ended October 31, 2006 is primarily foreign corporate income taxes currently due and U.S. taxes related to the acquisition of the NetCache business from Network Appliance, Inc. (see Note 5 for more detail discussion). The tax provision for the three and six months ended October 31, 2005 is primarily foreign corporate income taxes currently due.

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

	As of October 31,
(In thousands)	2006	2005 (as restated) [1]
Cash and cash equivalents	$52,677	$60,540
Short-term investment	22,071	80
Restricted investments	4,871	1,855

Subtotal	79,619	62,475
Total assets	$227,139	$122,047

Percentage of Total assets	35.1%	51.2%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

	Six Months Ended October 31,
(In thousands)	2006	2005 (as restated) [1]
Cash provided by operating activities	$6,890	$12,738
Cash used in investing activities	(43,117)	(4,547)
Cash provided by financing activities	41,914	5,165

Net increase in cash and cash equivalents	$5,687	$13,356

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock.

Net cash provided by operating activities was $6.9 million for the first six months ended October 31, 2006 as compared to $12.7 million in the comparable prior year period. The decrease in cash provided by operating activities was largely attributable to slower growth in the proxy appliance market, as well as an increase in operating expenses from 65.9% of net revenue in the first six months of fiscal 2006 to 83.6% of net revenue in the first six months of fiscal 2007.

Working capital sources of cash for the first six months of fiscal 2007 included increases in deferred revenue of $10.0 million, accounts payable of $4.9 million and other accrued liabilities of $1.3 million. Deferred revenue increased as a result of increased shipments of Blue Coat WebFilter as well as increased service revenue, both of which are recognized ratably over the service period. Accounts payable increased as a result of the growth in business and transaction volume. Other accrued liabilities increased as a result of substantially higher legal, accounting and other professional fees in connection with the internal investigation into our historical stock option granting practices.

Working capital uses of cash for the first six months of fiscal 2007 included increases in accounts receivable of $7.4 million and prepaid expenses and other current assets of $3.7 million. Accounts receivable increased as a result of higher net revenue during the first six months of fiscal 2007, coupled with an increase in our days of sales outstanding from 42 days at October 31, 2005 to 69 days at October 31, 2006. Prepaid expenses and other current assets increased primarily due to prepaid royalties.

Net cash used in investing activities was $43.1 million for the first six months of fiscal 2007, compared to $4.5 million used in the comparable prior year period. The increase in net cash used in investing activities for the first six months of fiscal 2007 was primarily due to the net purchase of investment securities of $15.4 million and cash consideration and direct costs related to the NetCache acquisition of $24.6 million. We also used cash of $3.3 million to purchase property and equipment, primarily consisting of purchases of computer equipment, software, furniture and leasehold improvements.

Net cash provided by financing activities was $41.9 million for the first six months of fiscal 2007, compared to $5.2 million used in the comparable prior year period. The net cash provided by our financing activities for the first six months of fiscal 2007 was primarily related to the proceeds received from the sale of Series A Preferred Stock. The net cash provided by our financing activities for the first six months of fiscal 2006 was primarily due to the issuance of common stock from the exercise of employee stock options.

Off-Balance Sheet Arrangements

At October 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At October 31, 2006, we had $74.7 million invested primarily in money market funds, commercial paper, corporate securities and government securities, which are included in cash, cash equivalents and short-term investments in our consolidated balance sheets. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States (“U.S.”) and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less price-competitive in foreign markets. If the events described above were to occur, our net revenue and earnings could be seriously impacted, since a significant portion of our net revenue and earnings are derived from international operations. Net revenue derived from customers outside of North America represented 50.0% and 50.8% of total net revenue for the three and six months ended October 31, 2006, respectively. Net revenue derived from customers outside of North America represented 48.1% and 47.4% of total net revenue for the three and six months ended October 31, 2005, respectively. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of October 31, 2006, because of the material weakness in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting in Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006. In that section we described a material weakness in internal control over financial reporting with regard to our accounting for, and disclosure of, stock-based compensation and related payroll taxes. Specifically, we lacked adequate controls to ensure that all actions necessary for the grant of stock options had been completed as of the stated grant date. As discussed below, certain changes to our internal controls have been implemented as of the date of this filing. In addition, we have not granted stock options subsequent to July 13, 2006 pending the results of our investigation into historical stock option granting practices.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2006 in connection with the aforementioned evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To remediate the material weakness identified by our management, we have made the following changes to our internal controls subsequent to October 31, 2006 and prior to the date of this filing:

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

As of October 31, 2006, we had $74.7 million in cash, cash equivalents and short-term investments. We believe that these amounts will enable us to meet our capital requirements for at least the next 12 months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. As of October 31, 2006, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

On June 22, 2006, Blue Coat Systems, Inc. (“Blue Coat”) and Network Appliance, Inc. (“Network Appliance”) entered into a definitive agreement whereby Blue Coat would purchase certain assets of the NetCache business from Network Appliance (the “Purchase Agreement”). A copy of the Purchase Agreement is attached hereto as Exhibit 2.5. On September 8, 2006, Blue Coat and Network Appliance amended the Purchase Agreement pursuant to the Amendment to Asset Purchase Agreement (the “Amendment”). A copy of the Amendment is attached hereto Exhibit 2.6. On September 11, 2006, pursuant to the Purchase Agreement, as amended, Blue Coat purchased certain assets of the NetCache business from Network Appliance (“Asset Purchase”). Pursuant to the Purchase Agreement, the consideration in the Asset Purchase consists of (i) $23.9 million and (ii) 360,000 shares of Blue Coat Common Stock. The Blue Coat Common Stock issued in the Asset Purchase was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of exemption from registration provided by Rule 506 of Regulation D, promulgated by the Securities and Exchange Commission.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2003, by and among Blue Coat Systems, Inc., Riga Corp., Ositis Software, Inc., Vilis Ositis and Liana Abele (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 28, 2003)

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 16, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.3	Amendment Number 1 to Agreement and Plan of Merger and Reorganization, dated as of October 5, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 30, 2005, by and among Blue Coat Systems, Inc., Permeo Technologies, Inc., Pivot Acquisition Corp. and Chris Pacitti, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on January 4, 2006)

2.5	Asset Purchase Agreement, dated as of June 22, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

2.6	Amendment to Asset Purchase Agreement , dated as of September 8, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with he Commission on September 11, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.3	Certificate of Ownership and Merger of Blue Coat Systems, Inc. with and into Cacheflow Inc. (which is incorporated herein by reference to Exhibit 3.3 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.5	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.3 of Form 10-K filed by the Registrant with the Commission on July 29, 2003)

10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.6	Commercial lease agreement between Registrant, the Arrillaga Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.7	Commercial lease agreement between Registrant and Zetron Properties, Inc., dated April 20, 2000 (which is incorporated herein by reference to Exhibit 10.7 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.8	Commercial lease agreement between CacheFlow Canada and Wiebe Property Corporation Ltd., dated May 1, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.9	Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

10.10	2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

10.11	SpringBank Networks, Inc. 2000 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

10.12	Entera, Inc. 1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.13	Entera, Inc. 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.14	Offer Letter with David de Simone (which is incorporated herein by reference to Exhibit 10.24 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.15	Common Stock Purchase Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.16	Registration Rights Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.17	Technology License And Settlement Agreement dated October 29, 2003 by and between Network Caching Technology L.L.C and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.18	Source Code License & Services Agreement, effective August 12, 2004, by and between Blue Coat Systems, Inc. and Flowerfire, Inc. (which is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Commission on September 9, 2004)

10.19	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under the Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

10.20	Employment Agreement between Blue Coat Systems, Inc. and Kevin Royal dated as of March 31, 2005 (which is incorporated herein by reference to Exhibit 10.32 of Form 10-K filed by the Registrant with the Commission on July 14, 2005)

10.21	Separation Agreement between Blue Coat Systems, Inc. and Robert Verheecke dated as of April 29, 2005 (which is incorporated herein by reference to Exhibit 10.33 of Form 10-K filed by the Registrant with the Commission on July 14, 2005)

10.22	Cerberian, Inc. 2000 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.22 of Form 10-K filed by the Registrant with the Commission on March 28, 2007)

10.23	Permeo Technologies, Inc. 2001 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.23 of Form 10-K filed by the Registrant with the Commission on March 28, 2007)

10.24	Series A Preferred Stock Purchase Agreement dated as of June 22, 2006, by and among Blue Coat Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., Sequoia Capital Growth Fund III, Sequoia Capital Growth Partners III and Sequoia Capital Growth III Principals Fund (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

10.25	Investors’ Rights Agreement dated as of June 22, 2006, by and among Blue Coat Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., Sequoia Capital Growth Fund III, Sequoia Capital Growth Partners III and Sequoia Capital Growth III Principals Fund (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 28, 2007