Form 10-Q
period 2007-01-31
BLUE COAT SYSTEMS INC
filed 2007-03-28
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT DECEMEBR 31, 2006
Common Stock, par value $.0001	14,885,475

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

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q (“Form 10-Q”) for the fiscal quarter ended January 31, 2007, we are restating our condensed consolidated financial statements and related disclosures as of January 31, 2006 and for the three and nine months ended January 31, 2006. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of an independent committee of our Board of Directors, assisted by independent legal counsel and accounting experts, formed in July 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon.

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

Except as set forth in the previous paragraph, we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments, other than (i) information as of July 31, 2005 and for the three month period then ended which is included in the Quarterly Report on Form 10-Q for the period ended July 31, 2006, (ii) information as of October 31, 2005 and for the three and six-month periods then ended which is included in the Quarterly Report on Form 10-Q for the period ended October 31, 2006, and (iii) information as of January 31, 2006 and for the three and nine-month periods then ended which is included in this Quarterly Report on Form 10-Q. For this reason, the consolidated financial statements and related financial information contained in our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments should no longer be relied upon. Except as otherwise specifically noted in this Quarterly Report on Form 10-Q and except for the sections of this Form 10-Q entitled “Background of the Stock Option Investigation, Findings, Restatement of Condensed Consolidated Financial Statements, Remedial Measures and Related Proceedings” (included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements (included in Item 1, “Condensed Consolidated Financial Statements”), and Item 4, “Controls and Procedures,” all of the information in this Quarterly Report on Form 10-Q is as of January 31, 2007 and does not reflect events occurring after January 31, 2007. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended April 30, 2006, as well as any Current Reports filed on Form 8-K.

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

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	January 31, 2007	April 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,844	$46,990
Short-term investments	41,748	10,200
Restricted investments	4,057	996
Accounts receivable, net of allowance of $180 and $145, respectively	29,007	22,285
Inventories	597	435
Prepaid expenses and other current assets	7,235	3,895

Total current assets	125,488	84,801
Property and equipment, net	9,228	8,059
Restricted investments	861	361
Goodwill	92,323	62,462
Identifiable intangible assets, net	7,059	7,758
Other assets	576	723

Total assets	$235,535	$164,164

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,503	$5,437
Accrued payroll and related benefits	7,555	7,451
Deferred revenue	39,242	25,946
Accrued restructuring	339	604
Other accrued liabilities	6,249	4,638

Total current liabilities	61,888	44,076
Deferred rent, less current portion	1,721	1,996
Accrued restructuring, less current portion	—	290
Deferred revenue, less current portion	12,914	7,844
Long-term deferred income taxes	299	—

Commitments and contingencies

Series A redeemable convertible preferred stock; $0.0001 par value
Authorized shares: 10,000,000
Issued and Outstanding: 42,060 at January 31, 2007, none at April 30, 2006 (Aggregate liquidation preference: $42,060)	41,879	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	1,025,904	1,014,493
Treasury stock	(903)	(903)
Deferred stock compensation	—	(1,901)
Accumulated deficit	(908,171)	(901,732)
Accumulated other comprehensive income (loss)	2	(1)

Total stockholders’ equity	116,834	109,958

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$235,535	$164,164

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006 (as restated) [1]	2007	2006 (as restated) [1]
Net revenue:
Product	$35,976	$28,986	$93,543	$87,550
Service	11,132	6,531	29,685	18,037

Total net revenue	47,108	35,517	123,228	105,587
Cost of net revenue:
Product	8,183	7,737	22,429	24,522
Service	4,057	2,605	10,183	6,984

Total cost of net revenue	12,240	10,342	32,612	31,506

Gross profit	34,868	25,175	90,616	74,081

Operating expenses:
Research and development	9,711	6,729	28,429	18,712
Sales and marketing	18,634	13,430	48,497	38,408
General and administrative	6,894	2,627	21,606	11,508
Amortization of intangible assets	112	174	506	522
Restructuring (reversal)	—	—	(19)	—

Total operating expenses	35,351	22,960	99,019	69,150

Operating income (loss)	(483)	2,215	(8,403)	4,931
Interest income	965	620	2,954	1,415
Other expense	(82)	(124)	(350)	(200)

Income (loss) before income taxes	400	2,711	(5,799)	6,146
Provision for income taxes	358	9	640	257

Net income (loss)	$42	$2,702	$(6,439)	$5,889

Net income (loss) per common share:
Basic	$0.00	$0.21	$(0.44)	$0.46

Diluted	$0.00	$0.18	$(0.44)	$0.41

Weighted average shares used in computing net income (loss) per common share:
Basic	14,704	12,962	14,523	12,674

Diluted	18,177	14,845	14,523	14,516

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended January 31,
	2007	2006 (as restated) [1]
Operating Activities
Net income (loss)	$(6,439)	$5,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,825	1,700
Amortization	1,533	1,044
Stock-based compensation	7,610	3,961
Loss (gain) on disposition of equipment	(69)	206
Restructuring (reversal)	(19)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,722)	(6,681)
Inventories	(162)	(609)
Prepaid expenses and other current assets	(3,340)	(390)
Other assets	13	(61)
Accounts payable	3,230	1,573
Accrued payroll and related benefits	105	2,568
Other accrued liabilities	802	(278)
Restructuring accrual	(536)	(2,028)
Deferred rent	192	1,465
Deferred revenue	18,366	12,766
Deferred income taxes	299	—

Net cash provided by operating activities	17,688	21,125

Investing Activities
Purchases of investment securities	(95,537)	(10,000)
Sales of investment securities	60,431	500
Purchases of property and equipment	(4,159)	(5,536)
Sales of property and equipment	70	35
Acquisition of NetCache, net of cash acquired	(24,553)	—

Net cash used in investing activities	(63,748)	(15,001)

Financing Activities
Net proceeds from issuance of common stock	35	7,246
Net proceeds from sales of Series A redeemable convertible preferred stock	41,879	—

Net cash provided by financing activities	41,914	7,246

Net increase (decrease) in cash and cash equivalents	(4,146)	13,370
Cash and cash equivalents at beginning of period	46,990	47,184

Cash and cash equivalents at end of period	$42,844	$60,554

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include Blue Coat Systems, Inc.’s (also referred to as “we,” or “us,”) accounts and those of our subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated. We have consolidated the results of Permeo Technologies, Inc., Cerberian, Inc. and Ositis Software, Inc. from their respective acquisition dates of March 3, 2006, November 16, 2004 and November 14, 2003, respectively, in our condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted as permitted under the Securities and Exchange Commission’s (“SEC’s”) rules and regulations. The accompanying condensed consolidated financial statements and related notes as of January 31, 2007, and for the three and nine month periods ended January 31, 2007 and 2006, are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our consolidated financial condition, results of operations and cash flows for the interim date and periods presented. The results of operations for the three and nine month periods ended January 31, 2007 are not necessarily indicative of results for the entire fiscal year or future periods. Our financial results as of and for the three and nine month periods ended January 31, 2006 have been restated. See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements for additional information.

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

As discussed later in this Note 1, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” or SFAS No. 123(R), on May 1, 2006 using the modified prospective transition method. Accordingly, our income (loss) from operations for the three and nine months ended January 31, 2007 includes $2.1 million and $7.6 million, respectively, in stock-based compensation expense for employee stock options and our Employee Stock Purchase Plan.

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

Inventories, net, consisted of the following (in thousands):

	As of January 31, 2007	As of April 30, 2006
Raw materials	$370	$361
Finished goods	227	74

Total	$597	$435

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the impairment test since we have just one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2006 and concluded that no impairment existed at April 30, 2006. For the nine months ended January 31, 2007, there have been no significant events or changes in circumstances affecting the valuation of goodwill.

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

Changes in our warranty obligations, which are included in “Other accrued liabilities,” for the nine months ended January 31, 2007 and 2006, respectively, were as follows (in thousands):

	Nine Months Ended January 31,
	2007	2006
Beginning balances	$319	$262
Warranties issued during the period	1,075	1,023
Settlements made during the period	(967)	(920)

Ending balances	$427	$365

Income Taxes

We use the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered through carrying back to prior year’s income of through the generation of future taxable income after consideration of tax planning strategies and then record a valuation allowance to reduce deferred tax assets to an amount we believe more likely than not will be realized. As of January 31, 2007, we have a full valuation allowance against our net deferred tax assets because we determined that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future.

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

The following table illustrates the effect on our net income (loss) and net income (loss) per share for the three and nine months ended January 31, 2006 if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes valuation model (in thousands) in that period.

	Three months ended January 31, 2006 (as restated) [1]	Nine months ended January 31, 2006 (as restated) [1]
Net income [2]	$2,702	$5,889
Add: Stock-based employee compensation expense included in reported net income	34	3,961
Deduct: Stock-based employee compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards [3]	(3,532)	(9,309)

Net income (loss), including stock-based employee compensation expense [4]	$(796)	$541

Basic net income (loss) per common share:
Reported	$0.21	$0.46
Pro forma	$(0.06)	$0.04
Diluted net income (loss) per common share:
Reported	$0.18	$0.41
Pro forma	$(0.06)	$0.04

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.
(2)	Net income and net income per share as reported for periods prior to May 1, 2006 included stock-based compensation for employees calculated in accordance with APB 25 and represented the intrinsic value, but did not include stock-based compensation for our employee stock purchase plan because we did not adopt the recognition provisions of SFAS 123.
(3)	Stock-based compensation expense for periods prior to May 1, 2006 was calculated based on the pro forma application of SFAS 123.
(4)	Net income and net income per share including stock-based compensation expense for periods prior to May 1, 2006 are based on the pro forma application of SFAS 123.

Stock-Based Compensation Subsequent to Adoption of SFAS No. 123(R)

We adopted SFAS No. 123(R), Share-Based Payment, for our fiscal year beginning May 1, 2006 using the modified prospective transition method. Under that transition method, recognized compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Further, we have elected to use the straight-line method of amortization for stock-based compensation related to stock options granted after May 1, 2006. We will continue to amortize stock-based compensation using the graded method for stock options granted prior to May 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was approximately $2.1 million and $7.6 million for the three and nine months ended January 31, 2007, respectively.

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities and trade receivables. We maintain our demand deposit and money market accounts with financial institutions of high credit standing. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents or short-term investments, as applicable, on our condensed consolidated balance sheets as of January 31, 2007. We believe the financial risks associated with these financial instruments are minimal. We have not experienced material losses from our investments in these securities.

We generally do not require collateral for sales to customers. However, we perform on-going credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. As of January 31, 2007 and 2006, no customer accounted for more than 10% of the accounts receivable balance, respectively. For the three and nine months ended January 31, 2007, one customer accounted for 17.1% and 12.7% of net revenue, respectively. For the three and nine months ended January 31, 2006, one customer accounted for 10% and 11.6% of net revenue, respectively.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for our fiscal year beginning May 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for our fiscal year beginning May 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

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

Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended January 31, 2006			Nine Months Ended January 31, 2006
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
Net revenue:
Product	$28,986	$—	$28,986	$87,550	$—	$87,550
Service	6,531	—	6,531	18,037	—	18,037

Total net revenue	35,517	—	35,517	105,587	—	105,587
Cost of net revenue:
Product (*)	7,732	5	7,737	24,465	57	24,522
Service (*)	2,587	18	2,605	6,927	57	6,984

Total cost of net revenue	10,319	23	10,342	31,392	114	31,506
Gross profit	25,198	(23)	25,175	74,195	(114)	74,081
Operating expenses:
Research and development (*)	6,403	326	6,729	17,696	1,016	18,712
Sales and marketing (*)	13,202	228	13,430	37,808	600	38,408
General and administrative (*)	2,940	(313)	2,627	8,713	2,795	11,508
Amortization of intangible assets	174	—	174	522	—	522

Total operating expense	22,719	241	22,960	64,739	4,411	69,150

Operating income (loss)	2,479	(264)	2,215	9,456	(4,525)	4,931
Interest income	635	(15)	620	1,460	(45)	1,415
Other expense	(91)	(33)	(124)	(101)	(99)	(200)

Income (loss) before income taxes	3,023	(312)	2,711	10,815	(4,669)	6,146
Provision for income taxes	9	—	9	257	—	257

	Three Months Ended January 31, 2006			Nine Months Ended January 31, 2006
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
Net income (loss)	$3,014	$(312)	$2,702	$10,558	$(4,669)	$5,889

Net income (loss) per common share:
Basic	$0.23	$(0.02)	$0.21	$0.83	$(0.37)	$0.46

Diluted	$0.20	$(0.02)	$0.18	$0.73	$(0.32)	$0.41

Weighted average shares used in computing net income (loss) per common share:
Basic	12,962	—	12,962	12,674	—	12,674

Diluted	14,845	—	14,845	14,544	(28)	14,516

(*) Includes stock-based compensation (reversal) as follows:

Cost of product	$—	$(7)	$(7)	$—	$19	$19
Cost of service	—	14	14	—	43	43
Research and development	—	204	204	—	652	652
Sales and marketing	—	151	151	—	497	497
General and administrative	1	(329)	(328)	3	2,747	2,750

Total stock-based compensation	$1	$33	$34	$3	$3,958	$3,961

Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2006 are as follows (in thousands):

	Nine Months Ended January 31, 2006
	As previously reported	Adjustments	As restated
Operating Activities
Net income (loss)	$10,558	$(4,669)	$5,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,700	—	1,700
Amortization	1,044	—	1,044
Loss (gain) on disposition of equipment	206	—	206
Stock-based compensation	3	3,958	3,961
Changes in operating assets and liabilities:
Accounts receivable	(6,681)	—	(6,681)
Inventories	(609)	—	(609)
Prepaid expenses and other current assets	(390)	—	(390)
Other assets	(61)	—	(61)
Accounts payable	1,573	—	1,573
Accrued payroll and related benefits	1,729	839	2,568
Other accrued liabilities	(150)	(128)	(278)
Restructuring accrual	(2,028)	—	(2,028)
Deferred rent	1,465	—	1,465
Deferred revenue	12,766	—	12,766

Net cash provided by operating activities	21,125	—	21,125

Investing Activities
Sale of investment securities	500	—	500
Purchases of investment securities	(10,000)	—	(10,000)
Purchases of property and equipment	(5,536)	—	(5,536)
Sales of property and equipment	35	—	35

Net cash used in investing activities	(15,001)	—	(15,001)

Financing Activities
Net proceeds from issuance of common stock	7,246	—	7,246

Net cash provided by financing activities	7,246	—	7,246

Net increase in cash and cash equivalents	13,370	—	13,370
Cash and cash equivalents at beginning of period	47,184	—	47,184

Cash and cash equivalents at end of period	$60,554	$—	$60,554

We have restated the pro forma information required in accordance with SFAS 123, as amended by SFAS No. 148, to give effect to the revision in measurement dates of certain stock options and adjustments to stock-based compensation expense previously discussed. The effect of these changes for the three and nine months ended January 31, 2006 is presented in the table below (in thousands, except per share amounts):

	Three Months Ended January 31, 2006			Nine Months Ended January 31, 2006
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As restated
Net income (loss)	$3,014	$(312)	$2,702	$10,558	$(4,669)	$5,889
Stock-based employee compensation expense included in the determination of net income (loss), as reported	1	33	34	3	3,958	3,961
Stock-based employee compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(2,690)	(842)	(3,532)	(6,646)	(2,663)	(9,309)

Pro forma net income (loss)	325	(1,121)	(796)	3,915	(3,374)	541

Basic net income (loss) per common share:
Reported	$0.23	$(0.02)	$0.21	$0.83	$(0.37)	$0.46

Pro forma	$0.03	$(0.09)	$(0.06)	$0.31	$(0.27)	$0.04

Diluted net income (loss) per common share:
Reported	$0.20	$(0.02)	$0.18	$0.73	$(0.32)	$0.41

Pro forma	$0.02	$(0.08)	$(0.06)	$0.27	$(0.23)	$0.04

As a result of the restatement, the related disclosures included in the notes to condensed consolidated financial statements have been where indicated as restated.

Note 3. Stock-based Compensation

As of January 31, 2007, we had five stock-based employee compensation plans, which are described below. The employee stock-based compensation cost included in the condensed consolidated statements of operations for the three and nine months ended January 31, 2007 was $2.1 million and $7.6 million, respectively.

1996 Stock Incentive Plan

In 1996, we established the 1996 Stock Option Plan (the “1996 Plan”) under which stock options are granted to employees, directors and consultants. Options granted under the plan expire no later than ten years from the date of grant. After November 18, 1999 no options could be granted under the 1996 plan. As of January 31, 2007, 178,109 shares of common stock remain available for issuance under the plan.

Options that expire and shares issued under the 1996 Plan that are repurchased become available for issuance under the 1999 Stock Incentive Plan, which is discussed further below.

1999 Stock Incentive Plan

In September 1999, our Board of Directors adopted the 1999 Stock Incentive Plan (the “Incentive Plan”), which became effective upon the effective date of our initial public offering. The number of shares reserved under the Incentive Plan automatically increased each year since inception and will increase on an annual basis by the lesser of 5% of the total amount of common stock outstanding or 400,000 shares. Furthermore, any options granted under the 1996 Plan that are cancelled or exercised and subsequently repurchased by us become available for future issuance under the Incentive Plan. Options granted under the plan expire no later than ten years from the date of grant. As of January 31, 2007, 3,279,645 shares of common stock remain available for issuance under the plan. The exercise price for incentive stock options and non-qualified stock options granted under the Incentive Plan may not be less than 100.0% and 85.0%, respectively, of the fair market value of common stock on the option grant date and the stock options are generally subject to a four-year vesting term. However, as discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” certain of our historical grants were issued below the fair market value of common stock on the option grant date and stock-based compensation expense has been recorded accordingly.

1999 Director Option Plan

In September 1999, our Board of Directors adopted the 1999 Director Option Plan (the “Directors Plan”). Under the Directors Plan, each non-employee director joining the Board of Directors following the effective date of our initial public offering automatically receives options to purchase 5,000 shares of common stock. In addition, each non-employee director automatically receives options to purchase 1,000 shares of common stock at each annual meeting of the Board of Directors held in the year 2000 and thereafter. Options granted under the plan expire no later than ten years from the date of grant. Options granted under the Directors Plan will have an exercise price equal to the fair market value of the common stock on the option grant date. The number of shares reserved under the Directors Plan automatically increases by 20,000 shares annually beginning January 1, 2000. As of January 31, 2007, 170,750 shares of common stock remain available for issuance under the plan. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

2000 Supplemental Stock Option Plan

In February 2000, our Board of Directors adopted the 2000 Supplemental Stock Option Plan (the “2000 Plan”), under which 600,000 shares of common stock were reserved for issuance. Non-executive employees and consultants are eligible to participate in the 2000 Plan. The 2000 Plan provides for the grant of non-statutory stock options to purchase shares of our common stock and/or grants of restricted shares of common stock. Options granted under the plan expire no later than ten years from the date of grant. The exercise price for stock options issued under the 2000 Plan may not be less than 25.0% of the fair market value of common stock on the option grant date. As of January 31, 2007, 332,170 shares of common stock remain available for issuance under the plan.

As of January 31, 2007, 499,531 shares of common stock were available for grant and 4,000,685 shares of common stock (including 40,011 shares of common stock from option plans assumed through acquisitions) remain available for future issuance under the aforementioned option plans.

Employee Stock Purchase Plan

In September 1999, our Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”), which became effective upon our initial public offering. Under the ESPP, eligible employees may purchase common stock through payroll deductions, not to exceed 15% of an employee’s compensation, at a price equal to 85% of the closing fair market value of our common stock on the lower of the day prior to the beginning of the offering or the last day of the applicable six-month purchase period. Beginning January 31, 2000, the number of shares reserved under the ESPP is automatically increased by 100,000 shares annually. Effective March 1, 2006, the ESPP was modified to reduce the offering period to six months from a prior maximum of two years. In addition, to provide equitable participation for all employees regardless of compensation, the contribution limit was changed from a percentage of compensation to a fixed dollar limitation of $10,000 per six-month offering period.

As of January 31, 2007, 595,919 shares of common stock remain available for future issuance under the ESPP. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

Impact of the Adoption of SFAS No. 123(R)

See Note 1 for a description of our adoption of SFAS No. 123(R) on May 1, 2006. The following table summarizes the stock-based compensation expense for stock options and our employee stock purchase plan that we recorded in the condensed statements of operations in accordance with SFAS No. 123(R) for the three and nine months ended January 31, 2007 (in thousands).

	Three Months Ended January 31, 2007	Nine Months Ended January 31, 2007
Stock-based compensation expense:
Cost of product	$108	$379
Cost of service	105	339
Research and development	810	2,624
Sales and marketing	637	2,529
General and administrative	425	1,739

Total	$2,085	$7,610

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

Due to the on-going stock option investigation, there were no options granted for the three months ended January 31, 2007, accordingly, no stock options were valued for the period. For the nine months ended January 31, 2007, as well as for the three and nine months ended January 31, 2007, we used the following assumptions to estimate the fair value of stock options granted:

	Three Months Ended January 31, 2006	Nine Months Ended January 31,
Stock Options		2007	2006
Risk-free rate	4.48%	5.22%	4.23%
Expected dividend yield	—	—	—
Expected life (in years)	4.05	4.63	4.00
Expected volatility	0.88	0.76	1.00
Expected forfeitures	—	10%	—

Due to the on-going stock option investigation, there were no purchases under our ESPP, or amortization of expense related to ESPP shares, for the three and nine ended January 31, 2007. There were no purchases under our ESPP for the three months ended January 31, 2006 as the last day of the applicable six month offering period did not occur in such three month period. Accordingly, no ESPP shares were valued for these periods. For the nine months ended January 31, 2006, we used the following assumptions to estimate the fair value of shares purchased under our ESPP:

Nine Months Ended January 31, 2006
Risk-free rate	3.72%
Expected dividend yield	—
Expected life (in years)	1.25
Expected volatility	0.83

Stock Option Activity

A summary of stock option activity under all stock-based compensation plans during the nine months ended January 31, 2007 is as follows:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at May 1, 2006	3,330,399	$29.45
Options granted	431,220	$16.89
Options exercised	(7,009)	$4.84
Options forfeited	(233,063)	$29.53
Options expired	(20,393)	$61.05

Outstanding at January 31, 2007	3,501,154	$27.77

Exercisable at January 31, 2007	2,136,002	$32.40

The weighted average remaining contractual life for options outstanding and exercisable at January 31, 2007 was 7.04 and 6.15 years, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended January 31, 2007 was $0 and $79,366 respectively. The aggregate intrinsic value of options outstanding and exercisable at January 31, 2007 was $30.3 million and $21.1 million, respectively. The total fair value of options vested during the three and nine months of January 31, 2007 was $2.5 million and $8.4 million, respectively.

There were zero and 17,850 employee stock options under our stock compensation plans granted with exercise prices below the fair market value of our common stock on the date of grant during the three and nine months ended January 31, 2007, respectively. The estimated weighted average fair value of the stock options granted during the three and nine months ended January 31, 2007 was $0 and $10.69 per share, respectively.

As of January 31, 2007, $10.4 million of unrecognized compensation costs related to unvested awards is expected to be recognized over a weighted average period of 2.4 years.

The following table provides segregated ranges of stock options outstanding at January 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at January 31, 2007	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable at January 31, 2007	Weighted Average Exercise Price
$0.05-$0.05	50	3.80	$0.05	50	$0.05
$2.25-$2.25	244,982	5.44	$2.25	244,982	$2.25
$2.50-$5.44	224,071	6.14	$4.70	193,666	$4.69
$5.60-$5.60	217,176	6.38	$5.60	189,948	$5.60
$8.04-$13.36	273,365	7.16	$10.64	167,023	$10.39
$13.93-$16.70	656,493	8.38	$15.88	226,974	$15.39
$16.73-$18.04	170,015	5.60	$17.01	141,455	$16.91
$18.08-$18.08	265,613	8.31	$18.08	107,932	$18.08
$18.96-$27.80	808,031	7.28	$21.93	432,380	$22.37
$30.00-$525.00	641,358	6.35	$86.77	431,592	$111.14

$0.05-$525.00	3,501,154	7.04	$27.77	2,136,002	$32.40

We received $35,000 and $7.2 million in cash from option exercises under all stock-based compensation plans for the nine months ended January 31, 2007 and 2006, respectively.

Note 4. Sale of Series A Redeemable Convertible Preferred Stock

On June 22, 2006, we sold an aggregate of $42.1 million of Series A Preferred Redeemable Convertible Stock (“Series A Preferred Stock”). The financing consisted of 42,060 shares of our Series A Preferred Stock.

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

Liquidation preference. Upon liquidation, Series A Preferred Stock is paid out of our assets an amount equal to the face amount plus an amount equal to declared but unpaid dividends before any distribution to any other class of stock that is junior in ranking.

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

The preliminary allocation of the estimated purchase price, based on the fair value of certain components, consisted of the following at January 31, 2007 (in thousands):

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

Identifiable intangible assets	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	5 years	$700	$(52)	$648

Total		$700	$(52)	$648

Note 6. Cash equivalents and investments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices.

The following is a summary of cash, cash equivalents and available-for-sale securities as of January 31, 2007 and April 30, 2006, respectively (in thousands):

	Amortized Cost	As of January 31, 2007
		Unrealized Gain (loss)	Estimated Fair Value
Cash and cash equivalents	$531	$—	$531
Money market funds	39,251	(1)	39,250
Commercial paper	35,946	1	35,947
Corporate securities	9,778	—	9,778
Government securities	4,003	1	4,004

	$89,509	$1	$89,510

Reported as:
Cash and cash equivalents			$42,844
Short-term investment			41,748
Short-term restricted investment			4,057
Long-term restricted investment			861

			$89,510

	Amortized Cost	As of April 30, 2006
		Unrealized Loss	Estimated Fair Value
Cash	$832	$—	$832
Money market funds	9,183	—	9,183
Commercial paper	33,154	(1)	33,153
Corporate securities	5,179	—	5,179
Auction rate preferred securities	10,200	—	10,200

	$58,548	$(1)	$58,547

Reported as:
Cash and cash equivalents			$46,990
Short-term investments			10,200
Short-term restricted investment			996
Long-term restricted investment			361

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

Note 7. Intangible Assets

Our acquired intangible assets are as follows (in thousands):

January 31, 2007	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(1,947)	$4,084
Core technology	5 years	2,929	(1,365)	1,564
Customer relationships	5-7 years	2,023	(612)	1,411

Total		$10,983	$(3,924)	$7,059

April 30, 2006	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(1,221)	$4,810
Core technology	5 years	2,929	(924)	2,005
Customer relationships	5-7 years	1,323	(380)	943

Total		$10,283	$(2,525)	$7,758

Total amortization expense was approximately $0.4 million and $1.4 million in the three and nine months ended January 31, 2007, respectively, and approximately $0.3 million and $0.9 million in the three and nine months ended January 31, 2006, respectively. The amortization of developed technology is charged to cost of goods sold. The amortization of core technology and customer relationships is recorded as an operating expense. As of January 31, 2007, we had no identifiable intangible assets with indefinite lives. The weighted average life of identifiable intangible assets was 6.3 and 4.5 years as of January 31, 2007 and 2006, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2007 (remaining 3 months)	$410
2008	1,639
2009	1,557
2010	1,197
2011	869
2012	780
2013	607

$7,059

Goodwill as of January 31, 2007 increased $29.9 million from April 30, 2006 as a result of our acquisition of certain assets of the NetCache™ business from Network Appliance described in Note 5 above.

Note 8. Restructuring Accrual

As of January 31, 2007, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans were completed, except for payment of future rent obligations of $0.3 million, which are to be paid in cash through fiscal year 2008. We incurred restructuring charges, comprised of employee severance costs, facilities closures and lease abandonment costs, and contract termination costs, to significantly reduce operating expenses and to further align our cost structure with market conditions, future revenue expectations and planned future product direction. Various adjustments to the restructuring accrual have been made to date for abandoned space as a result of changes in market information included in our original estimates. There were no significant changes in estimates on sublease income related to these facilities during the three and nine months period ended January 31, 2007.

The following table summarizes restructuring activity during the three and nine months ended January 31, 2007:

Abandoned Lease Space Accrual
Balances as of April 30, 2006	$894
Cash payments	(272)

Balances as of July 31, 2006	622
Cash payments	(155)
Reversals	(19)

Balances as of October 31, 2006	448
Cash payments	(109)

Balances as of January 31, 2007	339

Less: current portion	339

Long-term restructuring accrual	$—

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

Note 10. Comprehensive Income

We report comprehensive income in accordance with FASB SFAS No. 130, Reporting Comprehensive Income. Included in other comprehensive income are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income (loss)” in the stockholders’ equity section of the balance sheet. Significant components of our comprehensive income are as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006 (as restated) [1]	2007	2006 (as restated) [1]
Net income (loss)	$42	$2,702	$(6,439)	$5,889
Unrealized gain on available-for-sale securities	—	7	3	2

Comprehensive income (loss)	$42	$2,709	$(6,436)	$5,891

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

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

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006 (as restated) [1]	2007	2006 (as restated) [1]
Net income (loss) available to common stockholders	$42	$2,702	$(6,439)	$5,889
Basic:
Weighted average common shares used in computing basic net income (loss) per common share	14,704	12,962	14,523	12,674

Basic income (loss) per common share	$0.00	$0.21	$(0.44)	$0.46

Diluted:
Weighted average common shares used in computing basic net income (loss) per common share	14,704	12,962	14,523	12,674
Add: Weighted average employee stock options, and warrants	885	1,816	—	1,775
Add: Other weighted average dilutive potential common stock	188	67	—	67
Add: Series A Redeemable Convertible Preferred Stock (as converted)	2,400	—	—	—

Weighted average common shares used in computing diluted net income (loss) per common share	18,177	14,845	14,523	14,516

Diluted income (loss) per common share	$0.00	$0.18	$(0.44)	$0.41

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

For the three months ended January 31, 2007 and 2006, approximately 1.5 million and 0.3 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive as their exercise prices were greater than or equal to the average market price of the common shares during the respective periods. For the nine months ended January 31, 2007 and 2006, approximately 2.2 million and 0.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the nine months ended January 31, 2007, 2.4 million shares issuable upon the assumed conversion of the Series A Redeemable Convertible Preferred Stock were excluded from the calculation of net income per share.

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

As of January 31, 2007, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending April 30,	Abandoned	In Use	Total
2007 (remaining 3 months)	$155	$847	$1,002
2008	258	3,264	3,522
2009	—	3,000	3,000
2010	—	2,578	2,578
2011	—	973	973
Thereafter	—	554	554

Total minimum lease payments	$413	$11,216	$11,629

Rent expense was $0.9 million and $0.8 million for the three months ended January 31, 2007 and 2006, respectively. Rent expense was $2.6 million and $2.3 million for the nine months ended January 31, 2007 and 2006, respectively. Of the $0.4 million in total operating lease commitments for abandoned facilities, as summarized above, a reserve for $0.3 million has been provided and is included in the captions “Accrued restructuring reserve” in the accompanying condensed consolidated balance sheet at January 31, 2007.

In September 2005, we commenced a five-year operating lease of a building that serves as our headquarters in Sunnyvale, California. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. The letter of credit is secured by deposits and provides for automatic annual extensions, without amendment, through the end of the lease term in August 2010. During the first nine months of fiscal 2007, the letter of credit was increased by $0.5 million due to a leasehold improvement, resulting in a balance of $0.9 million as of January 31, 2007. The letter of credit is classified as “Long-term restricted investments” in the accompanying condensed consolidated balance sheets as of January 31, 2007 and April 30, 2006, respectively.

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory and manufacturing material. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due in fiscal 2007. Our minimum obligation at January 31, 2007 under these arrangements was $5.4 million.

Note 13. Geographic and Product Category Information Reporting

We conduct business in one operating segment to design, develop, market and support proxy appliances. Our chief operating decision maker, our Chief Executive Officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. Our revenue consists of two product categories: product and service. Total international net revenue consists of sales from our U.S. operations to non-affiliated customers in other geographic regions. During the three and nine months ended January 31, 2007 and 2006, there were no intra-company sales, and no material long-lived assets were located in any of our foreign subsidiaries.

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Three Months Ended January 31,
	2007		2006
	$	%	$	%
North America	$21,418	45.5%	$17,329	48.8%
EMEA	20,115	42.7	14,552	41.0
Asia	5,575	11.8	3,636	10.2

Total net revenue	$47,108	100.0%	$35,517	100.0%

	Nine Months Ended January 31,
	2007		2006
	$	%	$	%
North America	$58,886	47.8%	$54,188	51.3%
EMEA	47,671	38.7	39,836	37.7
Asia	16,671	13.5	11,563	11.0

Total net revenue	$123,228	100.0%	$105,587	100.0%

Note 14. Income Taxes

The provision for income taxes for the three and nine months ended January 31, 2007 was a tax expense of $0.4 million and $0.6 million, respectively. The annual effective tax provision is estimated to be approximately $1.0 million. The provision is primarily foreign corporate income taxes currently due and U.S. taxes related to the acquisition of the NetCache business from Network Appliance, Inc. There is no U.S. tax provision due to current taxable losses.

During the quarter ended October 31, 2006 we acquired the assets of the NetCache business from Network Appliance, Inc. in a taxable asset acquisition. For tax purposes, the goodwill acquired in a taxable asset acquisition is amortized over a period of 15 years. However, for financial reporting goodwill is not amortized but must be analyzed at least annually for impairment. In accordance with SFAS 109, Accounting for Income Taxes, a deferred tax liability must be recorded to account for this taxable temporary difference and such liability may not be used as a source of income to support deferred tax assets. We have therefore recorded a non-cash charge to the provision of $0.2 million during the current quarter ($0.3 million year to date) and a corresponding deferred tax liability on the balance sheet.

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

At January 31, 2007, we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all of the deferred tax assets will not be realized in the foreseeable future due to historical operating losses. The net operating loss and research and development tax credit carryovers that make up the vast majority of the deferred tax assets will expire at various dates through the year 2026. In the future, we will continue to assess the need for the valuation allowance. The future reversal of the valuation allowance will result in amounts being credited to income statement or to additional paid in capital to the extent the losses and credits are attributable to stock options.

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

Payroll and Withholding Taxes, Penalties and Interest

Internal Revenue Code Section 421 prohibits the granting of Incentive Stock Options (“ISO’s”) with an exercise price below fair market value of the underlying shares on the date of grant. As described above, nearly all of our stock options granted since November 18, 1999 were subject to revised measurement dates. Therefore, many of the stock options that were granted as ISO’s should have been treated as Non-Qualified (“NQ”) stock options for purposes of tax with payroll taxes. We did not withhold Federal Income Taxes, State Income Taxes, FICA or Medicare on the options that were issued as ISO’s that should have been treated as NQ stock options (due to their below-market grant pricing). However, it is our position that in certain circumstances we should have withheld such taxes. As described below, we have accrued payroll and withholding taxes, penalties and interest for these NQ stock options and included these amounts in the restated financial statements.

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

Valuation of Goodwill

We perform our annual goodwill impairment tests in our fourth fiscal quarter or whenever indicators of impairment are present. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of our annual impairment test, we considered our market capitalization on the date of our impairment test (since we have only one reporting unit). We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2006 and concluded that no impairment existed at April 30, 2006. For the three and nine months ended January 31, 2007, there have been no significant events or changes in circumstances affecting the valuation of goodwill.

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

Income Taxes

We use the liability method to account for income taxes as required by the FASB SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered through carry back to prior year’s income or through the generation of future taxable income and after consideration of tax planning strategies record a valuation allowance to reduce deferred tax assets to an amount we believe more likely than not will be realized. As of January 31, 2007, we have a full valuation allowance against our deferred tax assets because the determination was made that it is more likely than not that all of the deferred tax assets may not be realized in the foreseeable future due to historical operating losses.

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

We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Stock-based compensation expense recognized under SFAS No. 123(R) was approximately $2.1 million and $7.6 million for the three and nine months ended January 31, 2007, respectively. Had we adopted SFAS No. 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the pro forma amount under SFAS 123 described in Note 1 of our Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006 (as restated) [1]	2007	2006 (as restated) [1]
Net revenue:
Product	76.4%	81.6%	75.9%	82.9%
Service	23.6	18.4	24.1	17.1

Total net revenue	100.0	100.0	100.0	100.0
Cost of net revenue
Product	17.4	21.8	18.2	23.2
Service	8.6	7.3	8.3	6.6

Total cost of net revenue	26.0	29.1	26.5	29.8

Gross profit	74.0	70.9	73.5	70.2

Operating expenses:
Research and development	20.6	19.0	23.1	17.7
Sales and marketing	39.6	37.8	39.3	36.4
General and administrative	14.6	7.4	17.5	10.9
Amortization of intangible assets	0.2	0.5	0.4	0.5

Total operating expenses	75.0	64.7	80.3	65.5

Operating income (loss)	(1.0)	6.2	(6.8)	4.7
Interest income	2.1	1.8	2.4	1.3
Other expense	(0.2)	(0.4)	(0.3)	(0.2)

Income (loss) before income taxes	0.9	7.6	(4.7)	5.8
Provision for income taxes	0.8	—	0.5	0.2

Net income (loss)	0.1%	7.6%	(5.2)%	5.6%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Net Revenue

The following is a summary of net revenue and the changes in net revenue (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Total net revenue	$47,108	$35,517	$123,228	$105,587
Change from same period prior year ($)	$11,591	$10,768	$17,641	$37,786
Change from same period prior year (%)	32.6%	43.5%	16.7%	55.7%

For the three and nine months ended January 31, 2007, we continued to drive revenue growth across our product portfolio. Net revenue increased by 32.6% to $47.1 million in the third quarter of fiscal 2007, from $35.5 million in the third quarter of fiscal 2006. In the nine months ended January 31, 2007, net revenue increased 16.7% to $123.2 million from $105.6 million in the nine months ended January 31, 2006. The growth in net revenue from prior periods was primarily attributable to continued market acceptance of our products, coupled with increased sales and marketing efforts to broaden our market presence and expand our distribution channels. Service revenue increased 70.4% and 64.6% for the three and nine months ended January 31, 2007, respectively, primarily due to an increase in service renewals.

The following table illustrates the geographic makeup of our net revenue for the periods stated (in thousands):

	Three Months Ended January 31,
	2007		2006
	$	%	$	%
North America	$21,418	45.5%	$17,329	48.8%
EMEA	20,115	42.7	14,552	41.0
Asia	5,575	11.8	3,636	10.2

Total net revenue	$47,108	100.0%	$35,517	100.0%

	Nine Months Ended January 31,
	2007		2006
	$	%	$	%
North America	$58,886	47.8%	$54,188	51.3%
EMEA	47,671	38.7	39,836	37.7
Asia	16,671	13.5	11,563	11.0

Total net revenue	$123,228	100.0%	$105,587	100.0%

Net revenues grew in all geographies in the three and nine months ended January 31, 2007, compared to the same periods of fiscal 2006. For the three months ended January 31, 2007, as compared to the same quarter in the prior year, net revenue in North America increased $4.1 million, or 23.6%, net revenue in EMEA increased $5.6 million, or 38.2%, and net revenue in Asia increased $1.9 million, or 53.3%. For the nine months ended January 31, 2007, as compared to the same period in the prior year, net revenue in North America increased $4.7 million, or 8.7%, net revenue in EMEA increased $7.8 million, or 19.7%, and net revenue in Asia increased $5.1 million, or 44.2%.

Gross Profit

The following is a summary of gross profit (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006 (as restated) [1]	2007	2006 (as restated) [1]
Gross profit	$34,868	$25,175	$90,616	$74,081
Gross profit as a percentage of net revenue	74.0%	70.9%	73.5%	70.2%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Gross profit was $34.9 million in the third quarter of fiscal 2007 compared to $25.2 million for the third quarter of fiscal 2006. As a percentage of net revenue, gross profit for the third quarter of fiscal 2007 and 2006 was 74.0% and 70.9%, respectively. Gross profit was $90.6 million for the first nine months of fiscal 2007 compared to $74.1 million for the first nine months of fiscal 2006. As a percentage of net revenue, gross profit for the first nine months of fiscal 2007 and 2006 was 73.5% and 70.2%, respectively. The increases in gross profit were due primarily to increases in net revenue. The improvement in gross profit as a percentage of sales for the three and nine month periods ended January 31, 2007, as compared to the comparable prior year periods, was primarily due to more favorable product pricing and higher overall revenue resulting in more effective leverage on fixed product costs, partially offset by continued investments in our service infrastructure to support our increasing customer base.

Research and Development

The following is a summary of research and development expense (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006 (as restated) [1]	2007	2006 (as restated) [1]
Research and development	$9,711	$6,729	$28,429	$18,712
Research and development as a percentage of net revenue	20.6%	19.0%	23.1%	17.7%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs.

Research and development expense increased $3.0 million to $9.7 million in the third quarter of fiscal 2007 from $6.7 million for the third quarter of fiscal 2006. These amounts represented 20.6% and 19.0% of net revenue for the third quarters of fiscal 2007 and 2006, respectively. Research and development expense increased $9.7 million to $28.4 million for the first nine months of fiscal 2007 from $18.7 million for the first nine months of fiscal 2006. These amounts represented 23.1% and 17.7% of net revenue for the first nine months of fiscal 2007 and 2006, respectively. The increase in research and development expense was primarily a result of higher employee costs from increased headcount, as well as increased spending on engineering materials, in order to enhance existing applications and address new product development. The increase was also attributable to stock-based compensation expense of $0.8 million and $2.6 million related to research and development under SFAS No. 123(R) in the three and nine months ended January 31, 2007, as compared to $0.2 million and $0.7 million related to research and development under APB 25 in the three and nine months ended January 31, 2006.

We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives. As a result, as our net revenue allows, we expect research and development expense to continue to increase in absolute dollars.

Sales and Marketing

The following is a summary of sales and marketing expense (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006 (as restated) [1]	2007	2006 (as restated) [1]
Sales and marketing	$18,634	$13,430	$48,497	$38,408
Sales and marketing as a percentage of net revenue	39.6%	37.8%	39.3%	36.4%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses.

Sales and marketing expense increased $5.2 million to $18.6 million for the third quarter of fiscal 2007 from $13.4 million for the third quarter of fiscal 2006. These amounts represented 39.6% and 37.8% of net revenue for the third quarters of fiscal 2007 and 2006, respectively. Sales and marketing expense increased $10.1 million to $48.5 million for the first nine months of fiscal 2007 from $38.4 million for the first nine months of fiscal 2006. These amounts represented 39.3% and 36.4% of net revenue for the first nine months of fiscal 2007 and 2006, respectively. The increase in sales and marketing expense was primarily due to higher commissions resulting from the outsourcing of service contract renewals, increases in sales headcount and related expenses, marketing programs and travel costs and an increase in commission expense associated with higher net revenue. The increase was also attributable to stock-based compensation expense of $0.6 million and $2.5 million related to sales and marketing under SFAS No. 123(R) in the three and nine months ended January 31, 2007, as compared to $0.2 million and $0.5 million related to sales and marketing under APB 25 in the three and nine months ended January 31, 2006.

We expect sales and marketing expense to increase in absolute dollars in an effort to expand domestic and international markets, establish and expand new distribution channels, and introduce new products.

General and Administrative

The following is a summary of general and administrative expense (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006 (as restated) [1]	2007	2006 (as restated) [1]
General and administrative	$6,894	$2,627	$21,606	$11,508
General and administrative as a percentage of net revenue	14.6%	7.4%	17.5%	10.9%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses.

General and administrative expense increased $4.3 million to $6.9 million for the third quarter of fiscal 2007 from $2.6 million for the third quarter of fiscal 2006. These amounts represented 14.6% and 7.4% of net revenue for the third quarters of fiscal 2007 and 2006, respectively. General and administrative expense increased $10.1 million to $21.6 million for the first nine months of fiscal 2007 from $11.5 million for the first nine months of fiscal 2006. These amounts represented 17.5% and 10.9% of net revenue for the first nine months of fiscal 2007 and 2006, respectively. The increase in general and administrative expense was primarily due to increased headcount, and substantially higher legal, auditing and other professional fees in connection with the investigation into our historical stock option granting practices. For the three months ended January 31, 2007, stock-based compensation expense increased $0.7 million to $0.4 million under SFAS No. 123(R) as compared to $(0.3) million in the three months ended January 31, 2006 under APB 25. For the nine months ended January 31, 2007, the increase in general and administrative expense was offset by a $1.1 million decrease in stock-based compensation expense to $1.7 million under SFAS No. 123(R) as compared to $2.8 million related to general and administrative under APB 25 in the nine months ended January 31, 2006.

We expect that general and administrative expense will increase in absolute dollars as we increase headcount and infrastructure to manage an anticipated increase in business volume.

Amortization of Intangible Assets

Amortization of intangible assets reflects the amortization of developed technology, core technology, and customer relationships, all related to our September 11, 2006 acquisition of certain assets of the NetCache business, March 3, 2006 acquisition of Permeo, November 16, 2004 acquisition of Cerberian and November 14, 2003 acquisition of Ositis. The amortization of developed technology is charged to cost of goods sold. The amortization of core technology and customer relationships is recorded as an operating expense. Total amortization expense was $0.4 million and $1.4 million in the three and nine months ended January 31, 2007, respectively, and $0.3 million and $0.9 million in the three and nine months ended January 31, 2006, respectively.

Interest Income and Other Income

The following summarizes interest income and other expense (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006 (as restated) [1]	2007	2006 (as restated) [1]
Interest income, net	$965	$620	$2,9544	$1,415
Other expense	$(82)	$(124)	$(350)	$(200)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

For the three and nine months ended January 31, 2007, as compared with the comparable prior year periods, interest income increased as a result of increased cash, cash equivalents and short-term investment balances earning interest at higher rates. The fluctuation in other expense over the periods presented is the result of changes in exchange rates between the currencies of our international locations and the U.S. dollar.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended January 31, 2007 was a tax expense of $0.4 million and $0.6 million, respectively, as compared to a tax expense of $0.01 million and $0.3 million, respectively, for the three and nine months ended January 31, 2006. The provision for income taxes for the three and nine months ended January 31, 2007 is primarily foreign corporate income taxes currently due and U.S. taxes related to the acquisition of the NetCache business from Network Appliance, Inc. (see Note 5 for more detail discussion). The tax provision for the three and nine months ended January 31, 2006 is primarily foreign corporate income taxes currently due.

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

	As of January 31,
(In thousands)	2007	2006 (as restated) [1]
Cash and cash equivalents	$42,844	$60,554
Short-term investment	41,748	10,080
Restricted investments	4,918	1,357

Subtotal	89,510	71,991
Total assets	$235,535	$130,855

Percentage of Total assets	38.0%	55.0%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

	Nine Months Ended January 31,
(In thousands)	2007	2006 (as restated) [1]
Cash provided by operating activities	$17,688	$21,125
Cash used in investing activities	(63,748)	(15,001)
Cash provided by financing activities	41,914	7,246

Net increase (decrease) in cash and cash equivalents	$(4,146)	$13,370

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock.

Net cash provided by operating activities was $17.7 million for the first nine months ended January 31, 2007 compared to $21.1 million in the comparable prior year period. The decrease in cash provided by operating activities was largely attributable to slower growth in the proxy appliance market, as well as an increase in operating expenses from 65.5% of net revenue in the first nine months of fiscal 2006 to 80.3% of net revenue in the first nine months of fiscal 2007.

Working capital sources of cash for the first nine months of fiscal 2007 mainly included increases in deferred revenue of $18.4 million, account payable of $3.2 million and other accrued liabilities of $0.8 million. Deferred revenue increased as a result of increased shipments of Blue Coat WebFilter as well as increased service revenue, both of which are recognized ratably over the service period. Accounts payable increased as a result of the significant growth in business volume. Other accrued liabilities increased as a result of substantially higher legal, accounting and other professional fees in connection with the investigation into our historical stock option granting practices.

Working capital uses of cash for the first nine months of fiscal 2007 included increases in accounts receivable of $6.7 million and prepaid expenses and other current assets of $3.3 million. Accounts receivable increased as a result of higher net revenue during the first nine months of fiscal 2007, coupled with an increase in our days of sales outstanding from 47 days at January 31, 2006 to 57 days at January 31, 2007. Prepaid expenses and other current assets increased primarily due to prepaid royalties.

Net cash used in investing activities was $63.7 million for the first nine months of fiscal 2007, compared to $15.0 million used in the comparable prior year period. The increase in net cash used in investing activities for the first nine months of fiscal 2007 was primarily due to net purchase of investment securities of $35.1 million and cash consideration and direct costs related to the NetCache acquisition of $24.6 million. We also used cash of $4.2 million to purchase property and equipment, primarily consisting of purchases of computer equipment, software, furniture and leasehold improvements.

Net cash provided by financing activities was $41.9 million for the first nine months of fiscal 2007, compared to $7.2 million used in the comparable prior year period. The net cash provided by our financing activities for the first nine months of fiscal 2007 primarily related to the proceeds received from the sale of Series A Preferred Stock. The net cash provided by our financing activities for the first nine months of fiscal 2006 was primarily due to the issuance of common stock from the exercise of employee stock options.

Off-Balance Sheet Arrangements

At January 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At January 31, 2007, we had $84.6 million invested primarily in money market funds, commercial paper, corporate securities and government securities, which are included in cash, cash equivalents and short-term investments in our consolidated balance sheets. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States (“U.S.”) and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less price-competitive in foreign markets. If the events described above were to occur, our net revenue and earnings could be seriously impacted, since a significant portion of our net revenue and earnings is derived from international operations. Net revenue derived from customers outside of North America represented 54.5% and 52.2% of total net revenue for the three and nine months ended January 31, 2007, respectively. Net revenue derived from customers outside of North America represented 51.2% and 48.7% of total net revenue for the three and nine months ended January 31, 2006, respectively.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of January 31, 2007, because of the material weakness in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting in Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006. In that section we described a material weakness in internal control over financial reporting with regard to our accounting for, and disclosure of, stock-based compensation and related payroll taxes. Specifically, we lacked adequate controls to ensure that all actions necessary for the grant of stock options had been completed as of the stated grant date. As discussed below, certain changes to our internal controls have been implemented as of the date of this filing. In addition, we have not granted stock options subsequent to July 13, 2006 pending the results of our investigation into historical stock option granting practices.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2007 in connection with the aforementioned evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To remediate the material weakness identified by our management, we have made the following changes to our internal controls subsequent to January 31, 2007 and prior to the date of this filing:

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

As of January 31, 2007, we had $84.6 million in cash, cash equivalents and short-term investments. We believe that these amounts will enable us to meet our capital requirements for at least the next 12 months. However, if cash is used for unanticipated needs, we may need additional capital during that period. The development and marketing of new products will require a significant commitment of resources. In addition, if the market for proxy appliances develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of sales, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when we require it, our business would be seriously harmed.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. As of January 31, 2007, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2003, by and among Blue Coat Systems, Inc., Riga Corp., Ositis Software, Inc., Vilis Ositis and Liana Abele (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 28, 2003)

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 16, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.3	Amendment Number 1 to Agreement and Plan of Merger and Reorganization, dated as of October 5, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 30, 2005, by and among Blue Coat Systems, Inc., Permeo Technologies, Inc., Pivot Acquisition Corp. and Chris Pacitti, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on January 4, 2006)

2.5	Asset Purchase Agreement, dated as of June 22, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

2.6	Amendment to Asset Purchase Agreement , dated as of September 8, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with he Commission on September 11, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.3	Certificate of Ownership and Merger of Blue Coat Systems, Inc. with and into Cacheflow Inc. (which is incorporated herein by reference to Exhibit 3.3 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.5	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.3 of Form 10-K filed by the Registrant with the Commission on July 29, 2003)

10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.6	Commercial lease agreement between Registrant, the Arrillaga Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.7	Commercial lease agreement between Registrant and Zetron Properties, Inc., dated April 20, 2000 (which is incorporated herein by reference to Exhibit 10.7 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.8	Commercial lease agreement between CacheFlow Canada and Wiebe Property Corporation Ltd., dated May 1, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.9	Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

10.10	2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

10.11	SpringBank Networks, Inc. 2000 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

10.12	Entera, Inc. 1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.13	Entera, Inc. 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.14	Offer Letter with David de Simone (which is incorporated herein by reference to Exhibit 10.24 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.15	Common Stock Purchase Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.16	Registration Rights Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.17	Technology License And Settlement Agreement dated October 29, 2003 by and between Network Caching Technology L.L.C and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.18	Source Code License & Services Agreement, effective August 12, 2004, by and between Blue Coat Systems, Inc. and Flowerfire, Inc. (which is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Commission on September 9, 2004)

10.19	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under the Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

10.20	Employment Agreement between Blue Coat Systems, Inc. and Kevin Royal dated as of March 31, 2005 (which is incorporated herein by reference to Exhibit 10.32 of Form 10-K filed by the Registrant with the Commission on July 14, 2005)

10.21	Separation Agreement between Blue Coat Systems, Inc. and Robert Verheecke dated as of April 29, 2005 (which is incorporated herein by reference to Exhibit 10.33 of Form 10-K filed by the Registrant with the Commission on July 14, 2005)

10.22	Cerberian, Inc. 2000 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.22 of Form 10-K filed by the Registrant with the Commission on March 28, 2007)

10.23	Permeo Technologies, Inc. 2001 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.22 of Form 10-K filed by the Registrant with the Commission on March 28, 2007)

10.24	Series A Preferred Stock Purchase Agreement dated as of June 22, 2006, by and among Blue Coat Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., Sequoia Capital Growth Fund III, Sequoia Capital Growth Partners III and Sequoia Capital Growth III Principals Fund (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

10.25	Investors’ Rights Agreement dated as of June 22, 2006, by and among Blue Coat Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., Sequoia Capital Growth Fund III, Sequoia Capital Growth Partners III and Sequoia Capital Growth III Principals Fund (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

10.27	Separation Agreement between Blue Coat Systems, Inc. and Tom Ayers dated as of November 20, 2006

10.28	2006 Profit Sharing Plan

10.29	Offer letter with Kevin Biggs, dated as of December 3, 2006 (amended as of March 2007)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 28, 2007