Form 10-K
period 2007-04-30
BLUE COAT SYSTEMS INC
filed 2007-07-13
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2007

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $317,499,372 as of October 31, 2006, the last day of the registrant’s second fiscal quarter during its fiscal year ended April 30, 2007, based upon the closing sale price on The NASDAQ Stock Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 15,502,302 shares of the registrant’s Common Stock issued and outstanding as of June 30, 2007.

BLUE COAT SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels; the impact of quarterly fluctuations of revenue and operating results; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the expansion of our direct and indirect sales forces and marketing activities; the recording of amortization of acquired technology and stock-based compensation; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

The forward-looking statements in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and other factors that may cause industry and market trends, or our actual results, level of activity, performance or achievements, to be materially different from any future trends, results, level of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks, uncertainties and other factors, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K. We undertake no obligation to revise or update forward-looking statements to reflect new information or events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I.

Item 1. Business

Blue Coat Systems, Inc., also referred to in this report as “we” or “us,” sells a family of products, including both intelligent hardware appliances and software, that secure and accelerate the delivery of business applications and other information over a Wide Area Network (“WAN”), or the public Internet (also known as the Web). Our products accelerate the performance of our customers’ business applications, and work with both applications on a customer’s computer systems and applications hosted by external providers. In addition to enhancing the performance of applications, our products also allow customers to safely use the Internet by providing security from malicious code and inappropriate content. Our appliances also enable policy-based control and centralized management of communications between users and applications across the WAN, Internet and customers’ internal networks.

During the past few years, our principal market has been the market for Secure Internet Gateway products. However, we have now expanded our business to address the newly evolving WAN Application Delivery market. This market includes products that both enhance WAN security and WAN performance, and improve the availability of business applications, where network users are distributed across multiple locations.

Our primary end user customers are medium and large distributed organizations, including finance, government, healthcare, education and business enterprises. Many enterprises have deployed our products in their data centers, branch offices, and Internet gateways and mobile devices worldwide.

We were incorporated in Delaware on March 13, 1996 as Web Appliance Inc. We changed our name to CacheFlow, Inc. on March 25, 1996, and completed our initial public offering on November 19, 1999. On August 21, 2002, we changed our name to Blue Coat Systems, Inc., and our ticker symbol for our common stock from CFLO to BCSI.

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

Overview

During the past few years, certain trends have fundamentally changed the basic architecture of the corporate enterprise network—and the way users and applications communicate across a distributed enterprise.

•

The number of enterprise branch offices and mobile network users has continued to increase. As a result, a growing number of employees, in some cases the majority of an enterprise’s employees, now work outside the corporate headquarters.

•

The number of mobile users that work outside the traditional boundaries of the corporate network is increasing rapidly. A recent survey that we conducted of more than 1,000 information technology (“IT”) professionals revealed that 90% of those companies had mobile users of their networks.

•

Data centers, servers, storage and applications are increasingly being consolidated at enterprise headquarters in order to reduce costs, optimize use of resources, better safeguard critical business information, and comply with new regulatory requirements requiring greater control over IT systems. As a result, a growing number of remote users must now connect to the enterprise headquarters through a WAN to access the business applications and business information systems required to be productive.

•

There is an increasing number of threats to the security and availability of corporate networks, including those resulting from malicious code, viruses, Trojans, spam, spyware, and the use of instant messaging.

•

Most business applications are designed to perform optimally over a local area network (“LAN”) and are not designed or architected to be accessed over a WAN. As a consequence, these applications, although often critical to the enterprise, perform very inefficiently and slowly when used by remote and mobile users. In addition, other commonly used applications, such as Web protocols, video, and SSL, consume large amounts of bandwidth, causing further degradation of application performance for the remote and mobile users of a corporate network. Where employees do not experience an acceptable level of network performance, their productivity may suffer and they may even cease to use an application altogether.

•

Many companies are now outsourcing one or more critical business applications, such as customer relationship management or “CRM”, enterprise resource planning or “ERP”, human resources, and procurement applications. In such circumstances, the application is hosted remotely by the service provider and is typically accessed through the Internet. Since corporate IT organizations do not control these applications or the Internet, it is more difficult to ensure that these applications perform well and are secure, especially for remote and mobile users.

•

The Web browser is becoming the ubiquitous user interface for many applications, and provides virtually all users of a corporate network with access to the Web itself. The amount of Internet traffic on the corporate WAN has increased dramatically and, based upon data we have collected, often accounts for more than 50% of all traffic on our customer’s WANs.

As a consequence of this evolution, IT organizations must address three distinct requirements to ensure that all network users remain productive:

•

They must be able to block Internet security threats and inappropriate content, prevent leakage of sensitive information, and grant authorized users timely access to necessary applications and content.

•

They must significantly improve the performance of critical business applications being delivered to remote users in branch offices and to mobile users. These applications can include ERP, CRM, and productivity and office applications; e-mail; file systems; streaming media; and Web-based applications, including encrypted SSL applications.

•

They must have visibility of the specific activities and performance of users and applications, as well as the ability to implement and enforce access and security policies, to ensure that the business is providing an acceptable level of application performance and network security for all users, including those located outside of enterprise headquarters.

We offer a family of appliances and software products that assist IT organizations in addressing the challenges of the distributed enterprise and meeting the above requirements. These appliances and software help secure and accelerate application delivery to all users connected over a private WAN or the public Internet, regardless of whether the applications are hosted internally or externally. Our Blue Coat® ProxySG, ProxyAV, and ProxyRA appliances, and our Blue Coat® ProxySG Client software, are available in a wide range of configurations and work together as a centrally managed, policy-controlled system that is sufficiently flexible to be scaled to support even the largest organizations.

Secure Internet Gateway Solutions

During the past several years, our primary business focus has been to offer proxy appliances used to control and secure communications for users of a corporate network accessing content on the Internet. These appliances are located at the customer’s Internet gateway, which is the point where the network connects to the Internet. The performance of our proxy appliances has enabled us to establish a leadership position in the market for Secure Internet Gateway products.

One of the key strengths of our appliances is our advanced proxy technology. Our proxy appliance acts as a middleman between users and various applications or Internet content. Users communicate with the proxy appliance on one side of the transaction, and applications and Internet content communicate with the proxy appliance on the other side of the transaction. There are two separate connections, both controlled and managed by the proxy appliance. Consequently, no content can get past the appliance unless it is in accordance with a policy that is created by the customer’s IT organization and that is automatically enforced by the appliance. This enables our proxy appliances to protect businesses from many of the dangers of the Internet.

Our appliances offer a number of important features that enable more secure communication with the Internet, including:

•

Web content filtering—the ability to allow or block specific types of Web content from entering the corporate network. The use of Web content filtering can prevent potential security breaches and can block employees from viewing inappropriate content when using the company’s computer system.

•	Web anti-virus (“AV”) protection—the ability to automatically scan and block viruses and other potentially malicious network traffic using leading third party anti-virus products.

•

Spyware prevention—the ability to prevent installation of spyware and other malicious code on individual user computers, and eliminate that major cause of performance problems and security vulnerabilities.

•

Instant messaging (“IM”) and Skype control—the ability to prevent these types of peer-to-peer (“P2P”) applications from creating an opportunity for leakage of sensitive, confidential information, as well as managing IM content and blocking inappropriate use of such applications.

•	Prevention of rogue streaming media applications—the ability to limit or block the use of unauthorized P2P applications, which often degrade network performance, by network users.

•

SSL threat protection—the ability to identify and block threats presented by the use of the SSL, or Secure Sockets Layer, protocol. While use of SSL improves security by encrypting confidential data communicated over the Internet, it may also provide a means for hidden viruses, worms, and other security threats to enter the network.

•

User authentication—the ability to automatically validate a user who requests access to secure corporate content. Our appliances interface with virtually all leading authentication systems, including NT LAN Manager, RADIUS, LDAP and Active Directory, to provide user validation.

Wide Area Network Application Delivery Solutions

During fiscal 2007, which ended on April 30, 2007, we extended our focus to address the need to improve performance and availability of critical business applications delivered across the WAN to remote and mobile users (commonly known as “WAN optimization” or “WAN acceleration”), while simultaneously securing the delivery of those applications and content. This market has been defined by IDC, a leading provider of IT market intelligence services, as the “WAN Application Delivery” market.

Our WAN Application Delivery products are delivered by the same proxy appliances that enable our Secure Internet Gateway products. Our MACH5 (Multiprotocol Accelerated Caching Hierarchy) technology, which is integrated into our appliances, provides five key capabilities that accelerate the delivery of business applications to remote users of a WAN, including:

•	Bandwidth management—the ability to assign a set level of bandwidth to specific users and applications and prioritize delivery of that traffic over the WAN.

•	Protocol optimization—a technique that enhances the efficiency of protocols by reducing the communication required between the user and the application.

•	Object caching—a technique where reusable content is stored on the appliance, and which eliminates the need to repeatedly transfer that information across the WAN.

•	Byte caching—a technique that assigns, stores and uses abbreviated expressions that represent repetitive WAN traffic, which conserves bandwidth and accelerates delivery of the application.

•	Compression—a technique that uses an industry standard algorithm to package and unpackage information for efficient transmission across a WAN.

Our MACH5 technology also improves the performance of business applications, including streaming video, encrypted SSL applications, and applications hosted by third parties and accessed through the Internet.

Our appliances are deployed in both the centralized data centers and in the branch office. In addition, we make MACH5 functionality available as client-based software in our SG Client for users requiring accelerated application performance while working outside of the corporate network.

Products

ProxySG Appliances

Our Blue Coat® ProxySG family of proxy appliances serves as the foundation for both our Secure Internet Gateway products and our WAN Application Delivery products. The appliance, when appropriately configured, may be placed at the Internet gateway, to provide security with respect to Web-based communications, or may be placed at connection points for entry to or exit from a WAN (or “WAN links”) to enhance and accelerate the performance of business applications over that WAN.

ProxySG appliances are designed for simple management and installation by our customers, and easily integrate with the customer’s existing security and network infrastructure. They are ICSA-certified and are available in four different models.

Our ProxySG appliances use our proprietary SGOS operating system, which is specifically designed to support the security, acceleration, and policy control features of those appliances. They are available in a broad range of configurations to support all network users in an organization, regardless of their physical location.

ProxySG Client

Our Blue Coat® ProxySG Client is software that is installed on a desktop or laptop computer that is located at a remote site without a ProxySG Appliance. The software uses our MACH5 technology, including caching, compression and protocol optimization, to accelerate the delivery of Web and office applications used by these remote computers. This provides the user with performance that is similar to that provided by a large WAN that uses a ProxySG appliance.

ProxyAV Appliances

Our Blue Coat® ProxyAV family of Web anti-virus appliances enable organizations to scan for viruses, worms, spyware and Trojans at the Internet gateway before permitting communications to enter the enterprise’s network. Such infected communications frequently arrive through so-called “backdoors,” such as personal Web email accounts, Web spam or email spam (that activates Trojan downloads without the user’s consent), and browser-based file downloads that bypass existing virus scanning mechanisms. A ProxyAV appliance, when implemented in combination with a ProxySG appliance, provides scalable virus scanning, and also provides the IT administrator with comprehensive visibility and control of enterprise Web communications. The ProxyAV appliance uses virus scanning software from such vendors as Sophos, McAfee, Symantec, Panda, and Kaspersky Lab.

ProxyRA Appliances

Our Blue Coat® ProxyRA appliances are installed at the headquarters of an enterprise and enable authorized mobile users to securely connect to a corporate network through a mobile client device (such as a laptop, PDA or airport kiosk computer). Our ProxyRA appliances use application-independent proxy architecture and proprietary connector technology to provide the following features:

•	On-demand access to Web and non-Web applications without the need to install virtual private network (“VPN”) or other special software on the client device.

•	Comprehensive support for client devices not managed by the enterprise’s IT department, including features to block inadvertent or malicious information leakage to or from the client device.

•	Integrated security services with respect to communications between the corporate network and the client device, including monitoring for encryption and spyware and implementing policy-based controls.

Blue Coat WebFilter

Our Blue Coat® WebFilter is a Web filtering product that operates on our ProxySG appliances and helps enterprises and service providers protect their users and networks from Internet threats and inappropriate content and traffic, such as adult content, spyware, phishing attacks, P2P traffic, IM and streaming traffic. Our WebFilter product includes a comprehensive database that is organized into relevant and useful categories. The WebFilter database continues to be developed and enhanced in response to the actual Web usage patterns of customers, including through use of our Dynamic Real-Time Rating (DRTR™) technology, which enables us to categorize Web sites that are not in our database, but to which a user sought access.

In addition to our proprietary WebFilter product, our ProxySG appliances also support the use of third party content filtering databases, including those offered by Secure Computing Corporation, SurfControl PLC, and Websense, Inc.

Blue Coat Reporter

Blue Coat® Reporter uses transaction log data captured by an appliance to produce both pre-defined and custom reports relating to the performance and security of user activities on the enterprise’s WAN. The information in these reports can be used by the IT administrator to appropriately adjust policies or take other actions to enhance the security or performance of the WAN.

Blue Coat Director

Blue Coat® Director is an appliance that provides centralized management of an enterprise’s Blue Coat ProxySG appliances.

Sales and Marketing

Our products are delivered to end user customers in more than 50 countries worldwide. We also maintain a worldwide service and support organization that provides a broad range of service options to our customers, including 24x7 technical support and product education.

Our worldwide sales strategy is based upon the use of multiple methods and sales tiers to market and sell our products. We maintain a direct sales organization of highly skilled sales representatives and systems engineers. They are assigned to general territories covering defined geographic areas and to territories focused on a select number of large enterprise customers, or “Named Accounts.”

Our direct sales organization is complemented by a large channel of third party resellers and distributors. Our resellers are responsible for identifying and closing business on an independent basis, as well as fulfillment of the substantial majority of our sales. Our resellers are supported by our global distributors, many of whom provide education, co-marketing, demonstration equipment and support to our end user customers, and our internal channel sales specialists. During fiscal 2007, one customer, a distributor, accounted for 11.2% of our net revenue. Within each geographic area we also have a team of sales and technical specialists focused on the development of relationships with, and sales to, service providers and value-added resellers.

We employ a team of inside sales representatives in each geographic area to support both the direct sales organization and channel partners. The primary function of our inside sales representatives is to develop and qualify leads identified from our marketing activities, and to forward those leads to the appropriate sales channel.

Our marketing efforts focus on increasing the awareness of our Blue Coat brand, educating the market on issues and challenges associated with WAN Application Delivery and Secure Internet Gateway products, and creating demand for our products and technology. We develop marketing programs to support the sale and distribution of our products and to inform existing and potential customers within our target market segments about the capabilities and benefits of our products. Our marketing efforts include participation in industry trade shows, informational seminars, preparation of competitive analyses, sales training, maintenance of our Web site, advertising, public relations, and collateral solution documentation and enablement. In addition, we provide similar types of marketing support for our major sales channel partners worldwide.

Research and Development

We believe that strong product development capabilities are essential to our continued success and growth. Our current research and development efforts are primarily focused on adding new features and strengthening existing features that extend the acceleration and security capabilities of our WAN Application Delivery products. At the same time, we are continuing to enhance the capabilities of our Secure Internet Gateway products by adding new features and strengthening existing features.

Our research and development team consists of engineers with extensive technical backgrounds in appropriate disciplines. We believe that the experience and capabilities of our research and development professionals is one of our significant competitive advantages. We also work closely with our customers to understand their business needs and to focus our development of new products and product enhancements to better meet customer needs.

While we anticipate that most enhancements to our existing and future products will be accomplished by internal development, we currently license certain technologies from third parties and will continue to evaluate externally developed products and technology for integration into our products. As well, we have acquired third party businesses, technologies and products to expand our capabilities and market, and may continue to do so in the future.

Research and development expense was $39.9 million, $26.8 million, and $17.9 million for the fiscal years ended April 30, 2007, 2006 and 2005, respectively, including stock-based compensation expense attributable to our research and development organization of $3.3 million, $0.9 million, and $1.5 million, respectively.

Manufacturing

We currently outsource the manufacturing of our appliances. This approach allows us to reduce our investment in manufacturing capital and to take advantage of the expertise of our vendors. Our internal manufacturing operations consist primarily of prototype development, materials planning, and procurement. Our standard parts and components are generally available from multiple vendors, while our custom parts are usually obtained from a single and, in some cases, sole source. We typically purchase components through purchase orders, which are subject to the vendor’s acceptance, and do not have other contractual relationships or guaranteed supply arrangements with these vendors.

Backlog

Our backlog is comprised of deferred revenue and the amounts for orders that we have accepted, but that have not shipped. Deferred revenue includes revenue from products that have shipped to distributors, but have not yet shipped to end customers; product shipments that do not yet qualify as revenue in accordance with our revenue recognition policy; and the unearned portion of service and maintenance contracts. Our aggregate backlog at April 30, 2007 and April 30, 2006 was approximately $71.9 million and $34.8 million, respectively. However, due to occasional customer changes in delivery schedules or cancellation of orders prior to shipment (which are made without significant penalty), we do not believe this backlog to be firm or that backlog is a reliable indicator of future revenue levels.

Competition

We are a market leader in the Secure Internet Gateway market, although we may face increased competition in this market, given recent consolidations in this market. Our principal competitors in this market are Secure Computing Corporation, through its acquisitions of CyberGuard Corp. and CipherTrust, Inc.; and Websense, Inc., through its acquisition of Port Authority Technologies Inc. and its announced acquisition of SurfControl PLC.

We are a relatively new entrant in the WAN Application Delivery market and commercially released our first WAN Application Delivery product in May 2006. This is a market that is intensely competitive, and it is evolving and subject to rapid technological change. We expect competition to increase in the future. Our principal competitors in this market are Riverbed Technology, Inc.; Juniper Networks, Inc.; Cisco Systems, Inc.; Citrix Systems, Inc., through its acquisition of Orbital Data Corp.; and Packeteer, Inc., through its acquisitions of Mentat Inc. (owner of the SkyX product) and Tacit Networks. In addition, we expect additional competition from other established and emerging companies as the WAN Application Delivery market continues to develop and expand, and as consolidation occurs.

The primary factors considered by our customers in selecting an appropriate solution include product characteristics such as reliability, feature sets, scalability and ease of use, as well as factors such as price and the availability and quality of customer support.

Intellectual Property and Other Proprietary Rights

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws, and patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and unauthorized third parties, including our competitors, may independently develop similar or superior technology, duplicate or reverse engineer aspects of our products, or design around our patented technology or other intellectual property.

We presently have 15 issued U.S. patents, 26 pending U.S. patent applications (provisional and non-provisional), and 1 pending foreign patent application. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any); or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

There can be no assurance or guarantee that any products, services or technologies that we are presently developing, or will develop in the future, will result in intellectual property that is protectable under law, whether in the United States or a foreign jurisdiction, that such intellectual property will produce competitive advantage for us, or that the intellectual property of competitors will not restrict our freedom to operate or put us at a competitive disadvantage.

From time to time we may and do receive notices from third parties alleging infringement of patents or other intellectual property rights or offering licenses under such intellectual property rights. For instance, as described in Note 11 of Notes to Consolidated Financial Statements, we presently are a party to two patent suits brought by eSoft, Inc. and pending in the U.S. District Court for the District of Colorado. While it is our policy to respect the legitimate intellectual property rights of others, we defend against such claims or seek to negotiate licenses on commercially reasonable terms, where appropriate. Nevertheless, there has been a substantial amount of litigation over intellectual property rights in our industry segments and we expect this to continue. Hence, third parties may claim that we, or our current or potential future products, infringe their intellectual property rights, and any such claims, whether with or without merit, could be time-consuming, result in costly litigation, result in management distraction, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Acquisitions

On September 11, 2006, we completed the acquisition of certain assets of the NetCache business from Network Appliance pursuant to an asset purchase agreement executed on June 22, 2006. The final consideration for the transaction consisted of $23.9 million cash consideration, an aggregate of approximately 360,000 shares of our common stock valued at $5.7 million, and $1.0 million in direct transaction costs. Of the total purchase price, $0.7 million has been allocated to the intangible assets acquired, with the balance of $29.9 million allocated to goodwill.

On March 3, 2006, we completed the acquisition of Permeo Technologies, Inc. (“Permeo”). The purchase price of $45.3 million consisted of $15.0 million in cash consideration, 1.3 million shares of our common stock valued at $28.7 million, $1.0 million in direct transaction costs and Permeo stock options assumed by us valued at $0.6 million.

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

Employees

As of April 30, 2007, we had a total of 708 employees, comprised of 260 in sales, 205 in research and development, 114 in customer support, 75 in general and administrative, 29 in manufacturing and 25 in marketing. Of these employees, 488 were located in North America and 220 were located in various other international locations. None of our employees are represented by collective bargaining agreements, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations Web site at www.bluecoat.com as soon as reasonably practicable after we file such material with the SEC. The other information posted on our Web site is not incorporated into this Annual Report.

Item 1A. Risk Factors

FACTORS AFFECTING FUTURE OPERATING RESULTS

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be carefully considered by investors before making an investment decision. Our business, financial condition and results of operations could be seriously harmed, and the trading price of our common stock could decline, as a consequence of any of the following risks and uncertainties. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business, financial condition and results of operations, or result in a decline in the trading price of our common stock.

Our quarterly operating results fluctuate significantly and our ability to forecast our quarterly operating results is limited, so our operating results may not meet our guidance or third party expectations.

Our net revenue and operating results have in the past, and may in the future, vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors limit our ability to accurately predict our operating results on a quarterly basis, and include factors discussed elsewhere in this “Risk Factors” section together with the following:

•	The timing, size, and mix of orders from customers;

•	Fluctuations in demand for our products and services;

•	Certain markets in which we compete are relatively new and are evolving;

•	Variability and unpredictability in the rate of growth in the markets in which we compete;

•	Our ability to continue to increase our respective market shares consistent with past rates of increase;

•	Our variable sales cycles, which may lengthen as the complexity of products and competition in our markets increases;

•	The level of competition in our target product markets, including new entrants or substantial discounting;

•	Market acceptance of our new products and product enhancements;

•

Announcements, introductions and transitions of new products or product enhancements by us or our competitors, and deferrals of customer orders which may result from such announcements, introductions and transitions;

•	Technological changes in our target product markets;

•	Future accounting pronouncements and changes in accounting policies;

•	Volatility in our stock price which may lead to higher stock compensation expense pursuant to Statement of Financial Standards No. 123(R);

•	Our recognition of revenue in accordance with Statement of Position (“SOP”) 97-2 requires that some revenue be recognized ratably over a defined period or otherwise deferred to a future period; and

•	Future macroeconomic conditions in our domestic and international markets, as well as the level of discretionary IT spending generally.

A high percentage of our expenses, including those related to manufacturing overhead, technical support, research and development, sales and marketing, and general and administrative functions are essentially fixed in the short term. As a result, if our net revenue is less than forecasted, such expenses cannot effectively be reduced and our quarterly operating results will be adversely affected.

We believe that quarter-to-quarter comparisons of our operating results should not necessarily be relied upon as indicators of future performance. In the past our quarterly results have on occasion failed to meet our quarterly guidance and the expectations of public market analysts or investors, and it is likely that this will occur in the future. If this occurs our stock price will likely decline, and may decline significantly. Such a decline may also occur even where we meet our guidance, but our results or future guidance fail to meet third party expectations.

We must anticipate market needs, and develop and introduce new products and enhance existing products to rapidly meet those needs, or we will lose market share and our operating results will be adversely affected.

To maintain our competitive position in a market characterized by rapid rates of technological advancement, we must correctly anticipate market requirements and invest our research and development resources to meet those requirements. The introduction of new products by others, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Our future success will depend in part upon our ability to:

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

There is no guarantee that we will accurately predict the direction in which the Secure Internet Gateway and WAN Application Delivery markets will evolve. Failure on our part to anticipate the direction of our markets and develop products and enhancements that meet the needs of those markets will significantly impair our business, financial condition and results of operations.

Our internal investments in research and development may not yield the anticipated benefits.

The success of our business is predicated on our ability to create new products and technologies and to anticipate future market requirements and applicable industry standards. The process of developing new technologies is time consuming, complex and uncertain, and requires commitment of significant resources well in advance of being able to fully determine market requirements and industry standards. Furthermore, we may not be able to timely execute new product or technical initiatives because of errors in product planning or timing, technical difficulties that we cannot timely resolve, or a lack of appropriate resources. This could result in competitors providing those products before we do and a decrease in our market share and net revenue. Our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance and comply with industry standards, could seriously harm our business, financial condition and operating results. Additionally, our introduction of new products and product enhancements could result in the obsolescence of previously purchased or committed inventory, potentially requiring the recording of material charges, which would reduce net income.

Unless we develop better market awareness of our company and our product our net revenue will not grow as anticipated.

We are a new entrant in the WAN Application Delivery market and, in our opinion, have not yet established sufficient market awareness of our participation in that market. Market awareness of our capabilities and products is essential to our continued growth and our success in all of our markets, particularly in the WAN Application Delivery market. If our advertising and marketing programs are not successful in creating market awareness of our company and products, our business, financial condition and results of operations will be adversely affected, and we will not be able to achieve sustained growth.

If the market for WAN Application Delivery products does not develop as we anticipate, we may not be able to achieve an acceptable increase of our net revenue, and the price of our stock may decline.

We have increasingly invested in and focused on the WAN Application Delivery market. However, that is a new and rapidly evolving market. If this market fails to grow as we anticipate, or grows more slowly than we anticipate, we may not be able to sell as many of our WAN Application Delivery products as we currently project, which would result in a decline in our anticipated net revenue and could result in a decline in our stock price.

The WAN Applications Delivery market is intensely competitive and certain of our competitors have greater financial, technical, sales and marketing resources and may take actions that could weaken our competitive position or reduce our net revenue.

We have increasingly invested in and focused on the WAN Application Delivery market. This market is intensely competitive, and the intensity of this competition is expected to increase in the future. Such increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business, financial condition and operating results. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. In addition, we expect additional competition from other established and emerging companies as the market for WAN Application Delivery products continues to develop and expand.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, sales and marketing resources, significantly greater name recognition and a larger installed base of customers than we do. Such competitors also may have well-established relationships with our current and potential customers and extensive knowledge of our industry. As a result, those competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. They also may make strategic acquisitions or establish cooperative relationships among themselves or with other providers, thereby increasing their ability to provide a broader suite of products, and potentially causing customers to defer purchasing decisions. As well, larger competitors may be able to integrate some of the functionality of our products into existing infrastructure products or to bundle WAN Application Delivery products with other product offerings. Finally, they may engage in aggressive pricing strategies or discounting. Any of the foregoing may limit our ability to compete effectively in the market and adversely affect our business, financial condition and operating results.

We have a history of losses and profitability could be difficult to sustain.

While we have been profitable in certain quarters, we have not been able to maintain consistent profitability on a quarterly basis. We were not profitable in three of the four fiscal quarters in fiscal 2007, and may not be profitable on a quarterly or annual basis in the future. Our ability to achieve, sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products and services. We expect our operating expenses to increase as our revenues grow, and we anticipate that we will make investments in our business. As a result, our results of operations will be harmed if our sales do not increase at a rate commensurate with the rate of increase in our expenses. If our sales are less than anticipated or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience losses on a quarterly and annual basis.

We must attract, assimilate and retain key personnel on a cost-effective basis, or our ability to execute our business strategy and generate sales could be harmed.

We depend on key management, research and development, and sales personnel, and our ability to attract and retain highly qualified and skilled personnel. During the past six months we have experienced significant changes in our senior management team, including with respect to our senior sales, legal and marketing officers, and we may continue to experience transition in our management team in the future. Our success will depend in part on our ability to assimilate these changes to our leadership team, as well as our ability to recruit and retain other key personnel.

We have seen an increase in competition with respect to cash and equity compensation offered by employers in the Silicon Valley, and in other areas where we have operations, that may make it more difficult to attract and retain highly qualified employees. Furthermore, we have a very limited pool of shares available for issuance to employees under our equity award plans. While we intend to seek stockholder approval of a new equity award plan that will enable us to offer additional equity to our employees, there is no assurance that such approval will be obtained. If we do not obtain stockholder approval of a new equity plan, we will be limited in our ability to offer equity awards to our existing employees, which may affect our ability to retain qualified employees.

The majority of our employees, including our senior management personnel, are employed on an “at-will” basis, which may make it easier for key employees to leave us and move to new employment. Our inability to timely hire replacement or additional employees may impact our operations, since new hires frequently require extensive training before they achieve desired levels of productivity. This may affect our ability to grow our net revenue. In particular, new sales personnel typically take a number of months to achieve acceptable productivity and generate the expected level of sales.

We significantly rely on third party sales channel partners to sell our products.

A significant amount of our revenue is generated through sales by our sales channel partners, which include distributors and resellers. During the year ended April 30, 2007, approximately 96.2% of our revenue was generated through our indirect sales channels. We depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and add new sales channel partners and effectively train and integrate them with our sales process. If we are unsuccessful in those efforts, our business will not grow and our operating results will be adversely affected.

Our products are complex, and there can be no assurance that our sales training programs that are offered to our sales channel partners will be effective. In addition, our sales channel partners may be unsuccessful in marketing, selling and supporting our products and services for reasons unrelated to training. Most of our sales channel partners do not have minimum purchase or resale requirements, and may cease selling our products at any time. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of products competitive to ours. There is no assurance that we will retain these sales channel partners or that we will be able to secure additional or replacement sales channel partners in the future. The loss of one or more of our key sales channel partners in a given geographic area could harm our operating results within that area, as new sales channel partners typically require extensive training and take several months to achieve acceptable productivity.

We also depend on many of our sales channel partners to deliver first line service and support for our products. Any significant failure on their part to provide such service and support could impact customer satisfaction and future sales of our products. In addition, we recognize a portion of our revenue based on a sell-through model using information provided by our sales channel partners. If we are provided with inaccurate or untimely information, the amount or timing of our reported net revenue could be affected.

If we are unable to establish fair value for any undelivered element of a customer order, revenue relating to the entire order will be deferred until the revenue recognition criteria for all elements of the customer order are met. This could lower our net revenue in one period and increase it in future periods resulting in greater variability in net revenue and income period to period.

In the course of our selling efforts, we often enter into arrangements with our customers that require us to deliver a combination of different appliances, software products or services. We refer to each individual appliance, software product or service as an “element” of the overall arrangement with our customer. In some cases, these arrangements may require us to deliver particular elements in a future period. We do not recognize revenue on any elements until it has been delivered. In addition, we do not recognize revenue on any delivered element until we can determine the fair value of all undelivered elements in the arrangement. In the event we are unable to determine the fair value of any undelivered elements, we defer the revenue from the entire arrangement rather than just the undelivered elements. As a result, a portion of the revenue we recognize in each quarter could relate to previously delivered products. As such, an increase in the number of multiple element arrangements for which we cannot determine the fair value of any undelivered elements would negatively impact our net revenue in the current period, while increasing net revenue in future periods. In addition, we may not adjust our cost structure to reflect this reduction in net revenue recognized in the current period, which would reduce our income for the current period. If sales related to multiple element arrangements for which we cannot determine the fair value of any undelivered elements increase significantly, we may not meet current revenue expectations since revenue associated with such arrangements will be recognized in future periods.

We are dependent on contract manufacturers to manufacture our products, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenue and damage our customer relationships.

We depend primarily on independent contract manufacturers (each of whom is a third party manufacturer for numerous companies) to manufacture our products and the assemblies and components contained in our products. These manufacturers are not committed to manufacture our products on a long-term basis in any specific quantity or at any specific price. As well, from time to time, we may be required to add new manufacturers or manufacturing sites to accommodate growth in orders or the addition of new products. It is time consuming and costly to qualify and implement new contract manufacturer relationships and sites, and such additions increase the complexity of our supply chain management. Therefore, if we fail to effectively manage our contract manufacturer relationships or if one or more of our contract manufacturers experiences delays, disruptions or quality control problems in manufacturing our products, or if we are otherwise required to add or replace contract manufacturers or sites, our ability to ship products to our customers could be delayed. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is, therefore, subject to risks associated with doing business in those countries. Each of these factors could adversely affect our business, financial condition and operating results.

If we fail to accurately predict our manufacturing requirements and manage our supply chain we could incur additional costs or experience manufacturing delays that could harm our business.

We provide forecasts of our requirements to our contract manufacturers on a rolling 12-month basis. If our forecast is in excess of our actual requirements, the contract manufacturers may assess charges or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. If our forecast is less than our actual requirements, the contract manufacturers may have insufficient time and components to produce our product requirements, which could delay or interrupt manufacturing of our products and result in delays in shipments, customer dissatisfaction, and deferral or loss of revenues. Any of the foregoing could adversely affect our business, financial condition and operating results.

We depend on single and, in some cases, sole and limited source suppliers for several key components, which makes us susceptible to shortages, unavailability or price fluctuations.

We have limited sources of supply for certain key components of our products, which exposes us to component shortages or unavailability. In addition, the procurement of certain components is subject to lengthy lead times and the qualification of additional or alternate sources is time consuming, costly and difficult, each of which precludes rapid changes in quantities and delivery schedules. In the event our business grows in excess of our projections, or required components are otherwise in scarce supply, we may be subject to shortages, delays or unavailability of such components, or potential price increases, which may be substantial. If we are unable to secure sufficient components at reasonable prices to timely build our products, we may be unable to timely ship product to our customers, which would adversely affect our relationships with customers and our net revenue, or we may be subject to substantially increased pricing, which will impact our gross margin. Any of the foregoing could adversely affect our business, financial condition and operating results.

Our gross margin is affected by a number of factors, and may be below our expectations or the expectations of investors and analysts, which could cause a decline in our stock price.

Our gross margin percentage has been and will continue to be affected by a variety of factors, including:

•	market acceptance of our products and fluctuations in demand;

•	the timing and size of customer orders and product implementations;

•	increased price competition and changes in product pricing;

•	actions taken by our competitors;

•	the mix of direct and indirect sales;

•	new product introductions and enhancements;

•	manufacturing and component costs;

•	availability of sufficient inventory to meet demand;

•	purchase of inventory in excess of demand;

•	how well we execute on our strategy and operating plans;

•	changes in our sales model; and

•	revenue recognition rules.

For example, we have in the past entered into large revenue transactions with certain customers that, because of the product mix and volume discount, have decreased our total gross margin percentage. We may, in the future, enter into similar transactions. As well, our lower end appliances have poorer margins than our higher end appliances, and if our customers submit a large order or orders for our lower end appliances, the combination of smaller margins and volume discount provided to those customers would result in a negative impact to our gross margin percentage.

Even if we achieve our net revenue and operating expense objectives, if our gross margins are below expectations we may fail to meet our net income objectives and our operating results may be below our expectations and the expectations of investors and analysts, which might cause our stock price to decline.

Our international operations expose us to risks.

We currently have operations in a number of foreign countries, including 18 international subsidiaries, 3 branch offices and 7 international representative offices. In fiscal 2007, 53.4 % of our total net revenue was derived from customers outside of North America; thus, our business is substantially dependent on economic conditions and IT spending in markets outside North America. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

•	technical difficulties and costs associated with product localization;

•	challenges associated with coordinating product development efforts among geographically dispersed areas;

•	potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights;

•	our limited experience in establishing a sales and marketing presence and the appropriate internal systems, processes and controls in certain geographic markets;

•	longer payment cycles for sales in certain foreign countries;

•	seasonal reductions in business activity in the summer months in Europe and certain other countries;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences;

•	import and export restrictions and tariffs and other trade protection initiatives;

•	risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act;

•	compliance with foreign laws and other government controls, such as those affecting trade, privacy, the environment and employment;

•	management, staffing, legal and other costs of operating an enterprise spread over various countries;

•	political or economic instability, war or terrorism in the countries where we are doing business; and

•	fears concerning travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face-to-face interactions.

To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and operating results could be seriously harmed.

The matters relating to our historical stock granting practices and the restatement of our consolidated financial statements in March 2007 have required us to incur substantial expenses, have resulted in litigation and regulatory inquiries, and may result in additional litigation, regulatory proceedings and governmental enforcement actions.

Our historical stock granting practices and the consequent restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory and government enforcement actions. On March 28, 2007, in our Form 10-K for the year ended April 30, 2006 we restated our consolidated financial statements as of April 30, 2005, and for the years ended April 30, 2005 and 2004, to correctly account for stock option grants for which we had determined that the measurement date for accounting purposes was different from the stated grant (the “March 2007 Restatement”). In addition, we also restated our selected consolidated financial data as of and for the years ended April 30, 2005, 2004, 2003 and 2002, and the unaudited quarterly financial data for each of the quarters in the years ended April 30, 2006 and 2005, with the exception of the fourth quarter of fiscal 2006 (which had not then been filed). For more information on these matters, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background of the Stock Option Investigation, Findings, Restatement of Consolidated Financial Statements, Remedial Measures and Related Proceedings,” and Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended April 30, 2006, and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background of the Stock Option Investigation, Findings, Restatement of Consolidated Financial Statements, Remedial Measures and Related Proceedings,” and Item 4, “Controls and Procedures,” on Form 10-Q for the quarter ended January 31, 2007, each of which was filed with the SEC on March 28, 2007.

The internal review, the independent investigation, and related activities which led to our March 2007 Restatement have required us to incur substantial expenses for legal, accounting, tax and other professional services, and have diverted management’s attention from our business. As of April 30, 2007, these expenses totaled approximately $13.0 million, and certain of these expenses and activities have continued. Such continued expenses and activities include those relating to our May 2007 tender offer; resolution of international issues, including taxes; and our continued representation in connection with the litigation and investigatory proceedings.

The matters addressed in the March 2007 Restatement have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Note 11 of Notes to Consolidated Financial Statements, multiple derivative complaints have been filed in state and federal courts against our directors and certain of our executive officers pertaining to allegations relating to stock option grants, and certain proceedings with respect to such matters are ongoing at the SEC and the U.S. Attorney’s Office for the Northern District of California. We may become the subject of, or otherwise required to incur legal fees and costs in connection with, additional private litigation, regulatory proceedings, or government enforcement actions in connection with the March 2007 Restatement. No assurance can be given regarding the outcomes from such activities or that such outcomes will be consistent with the findings of our Special Committee reported in our Annual Report on Form 10-K for the year ended April 30, 2006. The resolution of these matters has been and will continue to be, time consuming, expensive, and will distract management from the conduct of our business. Our available directors’ and officers’ liability insurance may not be sufficient to cover our legal expenses or those of persons we are obligated to indemnify. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows. In addition, the March 2007 Restatement and the related litigation and regulatory proceedings and any negative outcome that may occur from them could impact our relationships with customers and our ability to generate future net revenue.

Our acquisitions may not provide the anticipated benefits and may disrupt our existing business.

We have acquired businesses in the past, such as our acquisition of Permeo Technologies, Inc. (“Permeo”), on March 3, 2006, and our acquisition of certain assets of the NetCache business from Network Appliance, on September 11, 2006, and likely will acquire other businesses in the future. There is no guaranty that such acquisitions will yield the anticipated benefits. The success of any acquisition is impacted by a number of factors, and may be subject to the following risks:

•	our inability to successfully integrate the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	loss of key employees of acquired companies; and

•	substantial transaction costs.

Acquisitions may also result in risks to our existing business, including:

•	dilution of our current stockholders’ percentage ownership through the issuance of new equity;

•	assumption of additional liabilities;

•	incurrence of additional debt or a decline in available cash;

•	adverse affects to our financial statements, such as the need to make large and immediate one-time write-offs, the incurrence of restructuring and other related expenses;

•	liability for intellectual property infringement and other litigation claims; and

•	creation of goodwill or other intangible assets that could result in significant amortization expense.

The occurrence of any of the above risks could seriously harm our business.

We issued a combination of stock and cash in the Permeo and NetCache transactions, and in the private placement of preferred stock from which we funded a portion of the NetCache transaction. The issuance of stock in these transactions diluted our existing stockholders. We also used $15.0 million and $23.9 million in cash as consideration in the Permeo and NetCache transactions, respectively.

We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes and controls.

Our growth, as well as recent regulatory requirements and changes in financial standards, has placed demands on our management and our infrastructure. We need to continue to improve our internal systems, processes and controls to effectively manage our operations and growth, including our international growth into new geographies. We may not be able to successfully implement improvements to these systems, processes and controls in a timely or efficient manner, and we may discover deficiencies in existing systems, processes and controls. Our failure to improve our systems, processes and controls may result in our inability to manage the growth of our business and adversely affect our business, financial condition and operating results.

Our products protect Web-based applications and content, and are focused on the Internet gateway as the point of entry into the network. Our target customers may not wish to purchase our appliances without protection for non-Web based applications and content or may not use the Internet gateway as a principal point of network entry.

Our appliances are specially designed to secure Web-based protocols, such as http, https, ftp and streaming and focus on the Internet gateway as the point of entry into the network. While we believe that the majority of traffic traveling over the networks of our target customers is Web-based, a significant amount of our target customers’ network traffic may not be Web-based. Our products do not protect non-Web protocols. If our target customers do not wish to purchase a product that handles network traffic that utilizes Web-based protocols or do not wish to use the Internet gateway as a principal point of entry into their respective networks, our target customers may not purchase our products and our growth could be limited.

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used with our products.

We rely on technology that we license from third parties, including software that is used with certain of our products. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software or we will be required to delete this functionality from our software until equivalent technology can be licensed or developed and integrated into our current product. In addition, the inability to obtain certain licenses or other rights might require us to engage in litigation regarding these matters, which could have a material adverse effect on our financial condition. Any of these delays could seriously harm our business.

Undetected product errors, or failures found in new products may result in a loss of or delay in market acceptance of our products, which could cause us to incur significant costs, reduce our sales or result in litigation.

Our products may contain undetected operating errors when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may not be found in new products or new versions until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could materially adversely affect our operating results. These errors may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. In addition, all of our products operate on our internally developed operating system. As a result, any error in the operating system will affect all of our products. We have experienced minor errors in the past in connection with new products and enhancements to existing products. We expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments, which could seriously harm our business.

Since our end user customers install our appliances directly into their network infrastructures, any errors, defects or other performance problems with our products could negatively impact their networks or other Internet users, resulting in financial or other losses. While we typically seek by contract to limit our exposure to damages, it is possible that such limitations might not exist or might not be enforced in the event of a product liability claim. Moreover, a product liability claim brought against us, even if not successful, would likely be time-consuming and costly and could seriously harm our business reputation.

We are the target of various litigation and regulatory proceedings, which could result in substantial costs, divert management attention and resources, and have a material adverse effect on our results of operations or financial position.

As described in Note 11 of Notes to Consolidated Financial Statements, we are a party to various litigation, including class action litigation arising out of our initial public offering in 1999 and derivative actions arising out of allegedly misleading statements about our prospects made between February 20, 2004 and May 27, 2004, which actions were subsequently amended to seek relief on our behalf from certain defendants with respect to our historical stock option practices.

As described in Note 11 of Notes to Consolidated Financial Statements, in July 2006, we are, or have been, the subject of various inquiries and investigations conducted by the SEC, the U.S. Attorney’s Office for the Northern District of California, the NASD, and a Chicago Board Options Exchange.

Any material litigation and regulatory proceedings inevitably result in the diversion of our management’s attention and an expenditure of our resources. As well, any adverse result could have a material adverse effect on our results of operations and financial condition.

If the protection of our proprietary technology is inadequate, our competitors may gain access to our technology, and our market share could decline.

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws, and patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and unauthorized third parties, including our competitors, may independently develop similar or superior technology, duplicate or reverse engineer aspects of our products, or design around our patented technology or other intellectual property.

We presently have 15 issued U.S. patents, 26 pending U.S. patent applications (provisional and non-provisional), and 1 pending foreign patent application. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any); or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

There can be no assurance or guarantee that any products, services or technologies that we are presently developing, or will develop in the future, will result in intellectual property that is protectable under law, whether in the United States or a foreign jurisdiction, that such intellectual property will produce competitive advantage for us, or that the intellectual property of competitors will not restrict our freedom to operate or put us at a competitive disadvantage.

Third parties could assert that our products infringe their intellectual property rights.

Third parties may claim that our current or future products infringe their intellectual property rights, and these claims, whether they have merit or not, could harm our business by increasing our costs, reducing our net revenue or by creating customer concerns that result in reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer networking and Internet technology have been issued in recent years. Patent owners may claim that one or more of our products infringes a patent held by the claimant. For example, as discussed in Note 11 of Notes to Consolidated Financial Statements, on March 13, 2006, eSoft, Inc. filed a complaint for patent infringement against us in the U.S. District Court for the District of Colorado, alleging infringement of its U.S. Patent 6,961,773, (the “773 Patent”) and seeking unspecified monetary damages, as well as an injunction against future infringements.

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

The market price of our stock is volatile, and is likely to be volatile in the future.

Since our initial public offering, the market price of our common stock has experienced significant fluctuations and is likely to continue to fluctuate significantly. Such volatility in the trading price of our stock can occur in response to general market conditions and cause an increase or decline in our stock price without regard to our operating performance, as well as in response to changes in our business or the IT or technology market generally. The market price of our common stock could decline quickly and significantly if we fail to achieve our guidance or if our performance fails to meet the expectation of public market analysts or investors.

The market price of our common stock may fluctuate significantly in response to the following factors, among others:

•	variations in our quarterly operating results;

•	changes in financial estimates or investment recommendations by securities analysts;

•	changes in macroeconomic conditions;

•	the introduction of new products by our competitors;

•	our ability to keep pace with changing technological requirements;

•	changes in market valuations of Internet-related and networking companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer;

•	additions or departures of key personnel;

•	fluctuations in stock market volumes;

•	investor confidence in our stock, technology stocks and the stock market in general;

•	speculation in the press or investment communication about our strategic position, financial condition, results of operations, or business; and

•	significant transactions.

It is not uncommon for securities class action or other litigation to be brought against a company after periods of volatility in the market price of a company’s stock, and we have been subject to such litigation in the past. Such actions could result in management distraction and expense and, further, result in a decline in our stock price.

Our business is subject to increasingly complex corporate governance, public disclosure, accounting, and tax requirements that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state, and other entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC, and NASDAQ, have implemented new requirements and regulations and are continuing to develop additional regulations and requirements in response to recent corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

We recently completed our evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing, and evaluation resulted in our conclusion that, as of April 27, 2007, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, which could materially increase our operating expenses and, accordingly, reduce our net income.

The interpretation and application of new and modified laws, regulations, and standards may evolve over time, as new guidance is provided by regulatory and governing bodies and by court decisions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or through an export license exception, because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

Our operations could be significantly hindered by the occurrence of a natural disaster, terrorist attack or other catastrophic event.

Our business operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and other events beyond our control. In addition, a substantial portion of our facilities, including our headquarters, are located in Northern California, an area susceptible to earthquakes. We do not carry earthquake insurance for earthquake-related losses. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. To the extent that such events disrupt our business or adversely impact our reputation, such events could adversely affect our operating results and financial condition.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. As well, our appliance may be used to block content from being accessed. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with our customers, for defamation, negligence, copyright or trademark infringement, personal injury, censorship, invasion of privacy or other legal theories based on the nature, content or copying of this content. As of April 30, 2007, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

We have incurred and may continue to incur, in future periods, significant stock-based compensation charges under SFAS No. 123(R), which may adversely affect our reported financial results.

On May 1, 2006, we adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), issued by the Financial Accounting Standards Board (“FASB”), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The adoption of the SFAS No. 123(R) fair value method resulted in our recording of $9.5 million in non-cash stock-based compensation expense in Fiscal 2007. Although we anticipate that our adoption of SFAS No. 123(R) will continue to adversely impact our reported results of operations, future changes to the assumptions used to determine the fair value of our equity awards, and the amount and type of those equity awards, will impact the expense recorded in any given period.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Sunnyvale, California, where we lease a building consisting of approximately 117,000 square feet of office space pursuant to a lease expiring in August 2010. We also lease space for research and development in Redmond, Washington; Draper, Utah; Austin, Texas; Waterloo, Ontario in Canada; and Riga, Latvia. In addition, we lease space for sales and support in seven metropolitan areas in North America. We also lease space for sales and support in the following countries: Argentina, Australia, Belgium, Brazil, France, Germany, Japan, Hong Kong, Malaysia, Mexico, Netherlands, People’s Republic of China, Saudi Arabia, Singapore, South Korea, Sweden, Taiwan, Thailand, United Arab Emirates and United Kingdom.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available, if necessary.

Item 3. Legal Proceedings

The information set forth under Note 11 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.

Item 4. Submission of Matters to a Vote of Security Holders

On April 30, 2007, we held our Annual Meeting of Stockholders for Fiscal Year 2006 at our headquarters in Sunnyvale, California.

On the record date of March 8, 2007, we had 14,885,475 shares of common stock outstanding and entitled to vote and 42,060 shares of Series A Preferred stock outstanding and entitled to vote. On an as converted basis (with shares of Series A Preferred stock entitled to a total of approximately 2.4 million votes), a total of 14,009,874 shares of Common Stock and Series A Preferred Stock were present or represented by proxy at the meeting. At the meeting, all of the stockholders were asked to vote with respect to (i) the election of (4) directors to hold office until the Fiscal Year 2007 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, and (ii) the ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ended April 30, 2007. As well, the holders of Series A Preferred stock were asked to vote with respect to a single director to hold office until the Fiscal Year 2007 Annual Meeting of Stockholders or until such time as his respective successor is elected and qualified.

The following nominees were elected as directors, each to hold office until the Fiscal Year 2007 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, by the vote set forth below (with the holders of our Common Stock and Series A Preferred Stock voting together as a single class and on a converted basis):

Nominee	Votes For	Withheld
James A. Barth	13,539,981	469,893
David W. Hanna	12,851,529	1,158,345
Timothy A. Howes	13,924,731	85,143
Brian M. NeSmith	13,217,244	792,630

In addition to the directors elected above, the holders of Series A Preferred stock elected the following nominee as a director to hold office until the Fiscal Year 2007 Annual Meeting of Stockholders or until such time as his respective successor is elected and qualified, by the vote set forth below:

Nominee	Votes For	Withheld
Keith Geeslin	42,060	0

The selection of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ended April 30, 2007 was ratified by the vote set forth below, with the holders of our Common Stock and Series A Preferred Stock voting together as a single class and on a converted basis:

Votes For	Votes Against	Abstentions
13,767,895	187,793	54,186

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

	High	Low
For the year ended April 30, 2007:
First Quarter	$22.54	$13.67
Second Quarter	$22.75	$12.88
Third Quarter	$26.08	$21.86
Fourth Quarter	$38.68	$25.89
For the year ended April 30, 2006:
First Quarter	$33.00	$13.93
Second Quarter	$47.60	$30.24
Third Quarter	$52.01	$39.53
Fourth Quarter	$42.19	$18.95

At April 30, 2007, there were 286 stockholders of record and the price of our common stock was $35.06. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

Dividend Policy

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

Stock Performance Graph

The following graph compares the cumulative five-year total return provided shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer Manufacturers index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on April 30, 2002 and its relative performance is tracked through April 30, 2007.

	4/02	4/03	4/04	4/05	4/06	4/07
Blue Coat Systems, Inc.	$100.00	$226.23	$1,462.00	$472.13	$713.44	$1,149.51
NASDAQ Composite	100.00	84.83	114.47	114.98	142.84	156.41
NASDAQ Computer Manufacturers	100.00	91.87	123.10	120.23	138.28	165.21

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Sales of Series A Redeemable Convertible Preferred Stock

On June 22, 2006, we sold an aggregate of $42.1 million of Series A Preferred Redeemable Convertible Stock (“Series A Preferred Stock”). The aggregate proceeds were reduced by $0.2 million of transactional costs, resulting in net proceeds of $41.9 million. The financing consisted of 42,060 shares of our Series A Preferred Stock.

Significant rights and obligations of the Series A Preferred Stock are as follows:

Conversion feature. The 42,060 shares of Series A Preferred Stock are initially convertible at the option of the holders into approximately 2.4 million shares of our common stock. The conversion price of each share of Series A Preferred Stock is $17.525 per share, such that the conversion rate of the Series A Preferred Stock is approximately 57.06-to-1.0. Each share of Series A Preferred Stock will be automatically converted into shares of Common Stock at the then effective conversion rate for such share upon the approval of the holders of at least a majority of the then-outstanding Series A Preferred Stock.

Redemption features. In the event that we did not complete an acquisition, whether by merger, consolidation, the purchase of assets or otherwise, of another entity or of certain assets of another entity, for at least $18,000,000 in cash within 150 days of June 22, 2006 (the “Closing Date”), the Series A Preferred Stock would have been redeemable at the option of either the holder or us during a 30 day period thereafter. This condition was satisfied with our acquisition of certain assets of the NetCache business from Network Appliance on September 11, 2006. The Series A Preferred Stock matures six years from the issuance and we will be required to redeem the Series A Preferred Stock at that time. The redemption price is the price paid plus an amount equal to declared but unpaid dividends.

Liquidation preference. Upon liquidation of our business, the holders of Series A Preferred Stock are entitled to be paid an amount equal to the price paid, plus an amount equal to declared but unpaid dividends, before we make any distribution to the holders of any other class of stock that is junior in ranking, including our Common Stock.

Voting rights. Each holder of Series A Preferred Stock is entitled to that number of votes equal to the number of shares of Common Stock into which the shares of Series A Preferred Stock held by such holder could be converted as of the record date. The holders of shares of Series A Preferred Stock shall be entitled to vote on all matters on which the holders of the Common Stock are entitled to vote. In addition, until June 22, 2007, the holders of at least a majority of the then-outstanding Series A Preferred Stock, voting as a separate class, were entitled to elect one (1) director to the Board of Directors at each meeting of, or pursuant to each consent of, our stockholders for the election of directors.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following tables set forth our selected consolidated balance sheet data as of April 30, 2003, 2004, 2005, 2006 and 2007 and our income statement for each of the five years ended April 30, 2007. The consolidated financial statements include the results of operations of acquired businesses commencing on their respective acquisition dates.

The tables below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, which are included in this Form 10-K.

Except for per share information, amounts reported below are in thousands.

	Year Ended April 30,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations
Net revenue:
Product	$136,770	$116,083	$78,495	$52,251	$35,827
Service	40,930	25,639	17,691	13,817	9,911

Total net revenue	177,700	141,722	96,186	66,068	45,738
Cost of net revenue:
Product (1)	31,779	33,207	25,726	17,214	12,835
Service (1)	13,969	9,841	5,784	4,142	4,175

Total cost of net revenue	45,748	43,048	31,510	21,356	17,010
Gross profit	131,952	98,674	64,676	44,712	28,728
Operating expenses:
Research and development (1)	39,882	26,785	17,881	13,454	13,807
Sales and marketing (1)	73,083	52,829	35,334	25,664	26,967
General and administrative (1)	28,072	13,593	6,703	8,149	5,789
In-process technology (2)	—	3,300	—	151	—
Amortization of intangible assets (3)	619	706	648	305	—
Restructuring (reversal) (4)	(19)	(48)	(96)	1,536	1,273
Legal settlement (5)	—	—	—	1,100	—

Total operating expense	141,637	97,165	60,470	50,359	47,836

Operating income (loss)	(9,685)	1,509	4,206	(5,647)	(19,108)
Interest income	3,922	2,055	691	295	437
Other income (expense)	(311)	(349)	(124)	115	(65)

Income (loss) before income taxes	(6,074)	3,215	4,773	(5,237)	(18,736)
Provision for income taxes	1,124	275	117	124	261

Net income (loss)	$(7,198)	$2,940	$4,656	$(5,361)	$(18,997)

Net income (loss) per common share:
Basic	$(0.49)	$0.23	$0.40	$(0.54)	$(2.16)

Diluted	$(0.49)	$0.20	$0.36	$(0.54)	$(2.16)

Weighted average shares used in computing net income (loss) per common share:
Basic	14,594	12,965	11,628	9,956	8,777

Diluted	14,594	14,642	12,908	9,956	8,777

	As of April 30,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$93,887	$57,190	$47,264	$39,504	$23,322
Working capital	66,394	40,725	34,213	26,683	16,988
Total assets	248,674	164,164	97,862	67,669	39,992
Series A redeemable convertible preferred stock	41,879	—	—	—	—
Other long-term liabilities	16,489	10,130	4,232	5,289	6,216
Total stockholders’ equity	118,589	109,958	65,228	36,061	16,846

(1)	Includes stock-based compensation expense.
(2)	Acquired in-process technology relates to certain research and development projects assumed in the Permeo and Ositis acquisitions in fiscal 2006 and fiscal 2004, respectively, that had not yet reached technological feasibility and were deemed to have no alternative future use.
(3)	Amortization of intangible assets relates to identifiable intangible assets obtained through the NetCache, Permeo, Cerberian and Ositis acquisitions on September 11, 2006, March 3, 2006, November 16, 2004 and November 14, 2003, respectively.
(4)	Restructuring expenses in fiscal years 2003 and 2004 included costs associated with severance, abandoned lease space, and other charges. Reversal of restructuring reserves in fiscal 2005, 2006 and 2007 resulted from reductions in the estimated costs required to restore leased facilities to the condition stipulated in the related lease agreements.
(5)	Legal settlement expense relates to the settlement with Network Caching Technology L.L.C. in November 2003.

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

	Year Ended April 30,
	2007 (1)	2006	2005	2004	2003
Supplementary Data on Stock-based Compensation (reversal)
Cost of product	$468	$31	$114	$73	$102
Cost of service	471	57	60	42	(82)
Research and development	3,325	866	1,505	1,923	2,410
Sales and marketing	3,169	618	1,191	1,124	1,738
General and administrative	2,067	1,809	(2,126)	2,942	921

Total stock-based compensation	$9,500	$3,381	$744	$6,104	$5,089

(1)	Amounts included in 2007 reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which was effective for us on May 1, 2006, as well as amortization of deferred stock based compensation from prior periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels; the impact of quarterly fluctuations of revenue and operating results; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the expansion of our direct and indirect sales forces and marketing activities; the recording of amortization of acquired technology and stock-based compensation; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

The forward-looking statements in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and other factors that may cause industry and market trends, or our actual results, level of activity, performance or achievements, to be materially different from any future trends, results, level of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks, uncertainties and other factors, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K. We undertake no obligation to revise or update forward-looking statements to reflect new information or events or circumstances occurring after the date of this Annual Report on Form 10-K.

Overview

When we began trading in the public market in November 1999 as CacheFlow, Inc., our business was focused on Web application caching, a technology designed to enhance the performance of Web-based applications. Over time we repositioned the focus of our proxy appliances to that of controlling and securing Web-based communications. We changed our name to Blue Coat Systems, Inc. in 2002 to reflect the change in our business strategy.

Today, we are a leader in the Secure Internet Gateway market, and aspire to be the leading provider of Wide Area Network (“WAN”) Application Delivery products. The WAN Application Delivery market addresses the convergence of the WAN security and WAN optimization and acceleration markets, as IT administrators are increasingly required to manage both functions. The WAN Application Delivery market is projected to grow substantially. We believe that our leadership position in the Secure Internet Gateway market, together with our underlying caching technology and expertise, can effectively be leveraged in the WAN Application Delivery market and that our existing installed base of proxy appliances, together with the technical capabilities of those appliances, provides a strong foundation from which to achieve a leadership position in the WAN Application Delivery market.

While we are a leader in the Secure Internet Gateway market and anticipate continued growth and strong revenue from this business, we believe that we will not be able to sustain our prior rates of revenue growth by focusing principally on this market. Therefore, we have shifted a major portion of the emphasis of our research and development to activities supporting products for the WAN Application Delivery market. We commercially released our first generation WAN Application Delivery product with our ProxySG 5.1.1 release in May 2006, and in April 2007 we released our first ProxySG client for WAN Application Delivery. In Fiscal 2008, we are shifting our focus to further enhance our ProxySG appliance and our ProxySG client software. We intend to commit the majority of our research and development activities to the development of our WAN Application

Delivery products, including adding functionality to remain competitive with products offered by others and adding and enhancing functionality which differentiates our products.

We believe that our established reputation in the security field, and our emphasis on secure content and application delivery, differentiates us from our competitors in the WAN Application Delivery market. Although we are a relatively new entrant in the market, we have substantial application acceleration capabilities through our past focus on caching technology and application protocol optimization—which are two of the techniques we currently use to improve WAN performance. We also believe that our technology and Mach5 product architecture provides us with a key competitive advantage in growing our revenue in this market. However, in order for us to be successful in the WAN Application Delivery market, which is populated by better known companies and brands, it will be imperative that we build market awareness of our products and our participation in the market, both with respect to our installed base and with respect to potential new customers. As well, it is critical to our success that our efforts to expand our sales force and to create incentives to drive sales of WAN Application Delivery products result in increased sales productivity and revenue. We intend to commit substantial resources in fiscal 2008 to directed sales and marketing activities designed to create increased brand awareness and recognition of our capabilities in the WAN Application Delivery market and to increase our market share in the WAN Application Delivery market.

The growth of our business is dependent on growth in our target markets, particularly growth in the WAN Application Delivery market. This, in turn, is dependent on continued growth in IT discretionary spending on a global basis. In fiscal year 2007, 47% of our sales were in North America and 53% of our sales were in countries outside of North America; and in the fourth quarter of 2007, 44% of our sales were in North America and 56% of our sales were in countries outside of North America. Some analysts have predicted a softening in IT spending and, should that occur, it will be difficult for us to achieve our projected revenue growth.

We believe that the Web will increasingly become the central means of communication for business enterprises, both with respect to use of the Internet and for business application use and delivery, and that the continued growth of the Web as a means of business communication will drive the need for better security and speed of Web based transmission. We have built our business model and strategy and our product architecture based on those premises.

We believe that we will see continued convergence in the markets for products that provide WAN security and those that provide WAN acceleration or WAN optimization. We believe that over time this convergence will result in the merging of our Internet Gateway Security products and our WAN Application Delivery products, and provide us with a unique competitive advantage over our competitors. However, we also expect that we will see increasing competition in the WAN Application Delivery market, particularly from larger competitors with well-established brands and reputations, and that this competition may adversely impact our prices and margins.

We are focused on developing products for mid-to-large size enterprises, which we define to include organizations with several thousand users to organizations with tens-of-thousand of users. We believe this focus helps us to rapidly identify and target attractive market opportunities. In support of this focus, we are directing our principal product development, marketing and sales activities to that enterprise market segment. We believe the market for these enterprises represents our most attractive revenue growth opportunity, given the demonstrated need for WAN Application Delivery products, the opportunity to sell to numerous customers, and the level of existing competition.

Stock Option Investigation

As a result of the findings of the stock option investigation and our recertification procedures, which are discussed in greater depth in our Form 10-K for the fiscal year ended April 30, 2006, our consolidated financial statements and related disclosures as of April 30, 2005 and for the years ended April 30, 2005 and 2004 were restated. Our selected consolidated financial data as of and for the years ended April 30, 2005, 2004, 2003 and 2002, which was included in Item 6, “Selected Consolidated Financial Data,” in Part II of our 2006 Form 10-K were restated. The restated unaudited quarterly financial data for each of the quarters in the years ended April 30, 2006 and 2005, with the exception of the fourth quarter of fiscal 2006 (which had not then been filed), were included in Item 8, “Financial Statements and Supplementary Data” of our 2006 Form 10-K. Our restated interim financial statements for the quarterly and year-to-date periods ended July 31, 2005, October 31, 2005 and January 31, 2006, were included in our quarterly reports on Forms 10-Q for the periods ended July 31, 2006, October 31, 2006 and January 31, 2007, respectively.

We did not amend any of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to January 31, 2006. The financial information that had been previously filed or otherwise reported for these periods was superseded by the information contained in our 2006 Annual Report on Form 10-K, and in our quarterly reports on Forms 10-Q for the periods ended July 31, 2006, October 31, 2006 and January 31, 2007, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to Revenue Recognition and Related Receivables Allowance, Stock-Based Compensation, Inventories, Valuation of Goodwill, Valuation of Long-Lived Assets and Income Taxes . Estimates related to the restatement, due to their nature, are not evaluated on an ongoing basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our financial condition and results of operations:

•	Revenue Recognition and Related Receivables Allowance

•	Stock-Based Compensation

•	Inventories

•	Valuation of Goodwill

•	Valuation of Long-Lived Assets

•	Income Taxes

•	Impacts of Judgments and Interpretations on Restatement Amounts and Related Taxes

Revenue Recognition and Related Accounts Receivable

Our products include software that is essential to the functionality of the appliances. Additionally, we provide unspecified software upgrades and enhancements related to the appliances through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of

Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. We recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2 when persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable and collectibility is reasonably assured. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we recognize.

We define each of the four criteria above as follows:

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance.

Delivery or performance has occurred. Sales are made through distributors under agreements allowing for certain stock rotation rights. Net revenue and the related cost of net revenue, resulting from shipments to distributors are deferred until the distributors report that our products have been sold to a customer. Product revenue in China is deferred until the customer registers the proxy appliance.

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

The sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment.

Collectibility is reasonably assured. Probability of collection is assessed on a customer-by-customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial condition and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, revenue is not recognized until cash receipt.

For products in an arrangement that includes multiple elements, such as appliances, maintenance, content filtering software or anti-virus software, we use the residual method to recognize revenue for the delivered elements. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements, as determined by vendor specific objective evidence. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. In some cases, vendor specific objective evidence of fair value is based on management determined prices. The determination of whether vendor specific objective evidence exists for each undelivered element is based on whether our pricing for such elements is sufficiently consistent and requires the exercise of judgment. For multiple element arrangements in which vendor specific evidence of fair value of the undelivered items, such as maintenance, is not available, the entire arrangement is recognized ratably over the performance period.

Maintenance and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses recognized as incurred. Maintenance and subscription contracts usually have a term of one to three years. Unearned maintenance and subscription contracts are included in deferred revenue.

When we bill customers for shipping, we record shipping costs in both net revenue and cost of net revenue. If we do not charge customers for shipping, the cost incurred for shipping is reflected in cost of net revenue.

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

Stock-Based Compensation

At April 30, 2007, we have five stock-based employee compensation plans, which are described more fully in Note 7. Prior to May 1, 2006, we accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement (SFAS) 123, “Accounting for Stock-Based Compensation”.

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in the year ended April 30, 2007 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We estimate the fair value of stock options granted using the Black-Scholes option valuation model. This model requires the input of assumptions, included the expected term, expected stock price volatility, expected dividend yield and the risk-free interest rate for each award. We are also required to estimate the expected forfeiture of stock options in recognizing stock-based compensation expense. Further, we have elected to use the straight-line method of amortization for stock-based compensation related to stock options granted after May 1, 2006. We will continue to amortize stock-based compensation using the graded method for stock options granted prior to May 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“SFAS No. 123(R)-3”). We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and our Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS No. 123(R).

Inventories

Inventories consist of raw materials and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand and market conditions.

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the impairment test since we have only one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2007 and concluded that no impairment existed at the end of our fiscal year 2007.

Valuation of Long-Lived and Identifiable Intangible Assets

We periodically evaluate potential impairments of our long-lived assets, including identifiable intangible assets, in accordance with FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. The process of evaluating the potential impairment of long-lived assets is subjective and requires significant judgment. Variances in our assumptions could have a significant impact on our conclusions as to whether an asset is impaired or the amount of the impairment charge. Impairment is recognized when the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issues is highly judgmental. The Company accounts for income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Impacts of Judgments and Interpretations on Restatement Amounts and Related Taxes

As discussed in more detail in our Form 10-K for the year ended April 30, 2006, we considered the guidance provided in the Chief Accountant’s Letter in determining the grant dates for our historical stock option grants and in calculating the associated amount of incremental stock-based compensation expense to record. Specifically, we used all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement. This process required us to make certain interpretations and assumptions in order to form the resulting conclusions. There is the risk that the interpretations and assumptions we made could be disputed by others, or that we did not draw the correct conclusions. Further, there is risk that the information considered was inaccurate or incomplete. All of these risks are particularly acute where there was incomplete documentation.

In addition, for those stock options that we reasonably concluded were subject to revised measurement dates, we considered the tax impact to both the individual and the Company of granting such options below fair market value. Accordingly, we accrued payroll and withholding taxes, penalties and interest, as applicable, in the periods in which such liabilities were incurred.

Results of Operations

Net Revenue

The following is a summary of net revenue and the changes in net revenue by fiscal year (in thousands):

	Year Ended April 30,
	2007	2006	2005
Total net revenue	$177,700	$141,722	$96,186
Change from prior year ($)	$35,978	$45,536	$30,118
Change from prior year (%)	25.4%	47.3%	45.6%

Demand for our products and related services continued to be strong in fiscal 2007, with net revenue increasing by 25.4% to $177.7 million as compared to fiscal 2006. The growth in net revenue from fiscal 2006 to fiscal 2007 is attributable to the following factors: 1) continued market acceptance of our products, including the renewal of service contracts from our expanding installed base; 2) demand for our products and services generated from the conversion of customers to our products who previously were customers of NetCache; 3) demand generated from our expansion into the WAN Application Delivery market; and 4) increased sales and marketing efforts to broaden our market presence and expand our distribution channels. Service revenue increased 59.6% in fiscal 2007 as compared to the prior year as a result of new service contracts sold with our appliances.

Net revenue increased by 47.3% to $141.7 million in fiscal 2006 from $96.2 million in fiscal 2005. The growth in net revenue from fiscal 2005 to fiscal 2006 was primarily attributable to continued market acceptance of our products, including the renewal of service contracts from our expanding installed base, coupled with investments in our sales and marketing organizations.

Computerlinks AG accounted for 11.2% of our net revenue during the year ended April 30, 2007. Westcon Group, Inc. accounted for 10.2% and 15.9% of our net revenue during the years ended April 30, 2006 and 2005, respectively. As of April 30, 2007 and 2006, no customer accounted for more than 10.0% of gross accounts receivable.

The following is a summary of net revenue by geographic area (in thousands):

	Year Ended April 30,
	2007		2006		2005
	$	%	$	%	$	%
North America	$82,812	46.6%	$70,866	50.0%	$48,951	50.9%
EMEA (1)	66,323	37.3	53,858	38.0	29,452	30.6
CALA (2)	1,611	0.9	377	0.3	696	0.7
Asia	26,954	15.2	16,621	11.7	17,087	17.8

Total net revenue	$177,700	100.0%	$141,722	100.0%	$96,186	100.0%

(1)	Europe, Middle East, and Africa (“EMEA”)
(2)	Central America and Latin America (“CALA”)

On a geographic basis, revenue in North America increased $11.9 million in fiscal 2007, up 16.9% from fiscal 2006; Net revenue in North America increased $21.9 million in fiscal 2006, up 44.8% from fiscal 2005. The year-over-year increases in net revenue in North America for both fiscal 2007 and 2006 were primarily related to the underlying customer base and the focus of a substantial portion of our sales and marketing efforts in North America; However, revenue from outside of North America are becoming an increasingly significant part of our revenue mix. For the fiscal years 2007, 2006 and 2005, approximately 53.4%, 50.0% and 49.1%, respectively, of our total net revenue were derived from customers outside of North America.

Net revenue in Europe, Middle East, and Africa (“EMEA”) increased $12.5 million in fiscal 2007, up 23.1% from fiscal 2006. Net revenue in EMEA increased $24.4 million in fiscal 2006, up 82.9% from fiscal 2005. The year-over-year increases in net revenue in EMEA for both fiscal 2007 and 2006 were primarily related to investments in our sales and marketing organizations in the region and broader market acceptance of our products, coupled with continued leverage from our channel distribution model.

Net revenue in Central America and Latin America (“CALA”) increased $1.2 million in fiscal 2007, as compared to fiscal 2006, due to a focused effort to develop the business through investment in sales and marketing personnel and activities. Net revenue in CALA decreased $0.3 million in fiscal 2006, down 45.8% from fiscal 2005.

Net revenue in Asia increased $10.3 million in fiscal 2007, up 62.2% from fiscal 2006, as a result of increased demand for our products and related services, as well as increased investment in our sales and marketing organization in the Asia region. Net revenue in Asia decreased $0.5 million in fiscal 2006, down 2.7% from fiscal 2005, partially attributable to the transition from a reseller model within the region to a distribution model. Since we defer revenue on shipments to our distributors who have certain stock rotation rights until a point of sale report is received from the distributor stating that our products have been sold to a customer, there is a delay in the timing of revenue recognition for certain orders.

Gross Profit

The following is a summary of gross profit by fiscal year (in thousands):

	Year Ended April 30,
	2007	2006	2005
Gross profit (1)	$131,952	$98,674	$64,676
Gross profit as a percentage of net revenue (1)	74.3%	69.6%	67.2%

(1)	Includes stock-based compensation expense resulting from stock options we issued and assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

Gross profit increased $33.3 million, or 33.7%, to $132.0 million in fiscal 2007 from $98.7 million in fiscal 2006, which was consistent with the increase in net revenue. As a percentage of net revenue, gross profit in fiscal 2007 increased to 74.3% from 69.6% in fiscal 2006, primarily due to more favorable product pricing, cost reductions resulting in $4.7 million in savings and increased absorption of fixed manufacturing costs resulting from the increase in net revenue, partially offset by the cost of service increasing by $4.1 million resulting from the continued investments in our service infrastructure to support our increasing customer base.

Gross profit increased $34.0 million, or 52.6%, to $98.7 million in fiscal 2006 from $64.7 million in fiscal 2005, primarily due to higher net revenue. Gross profit as a percent of net revenue increased 2.4% from fiscal 2005 to fiscal 2006, which was primarily attributable to increased absorption of fixed manufacturing and service costs resulting from the increase in net revenue.

Research and Development

The following is a summary of research and development expense by fiscal year (in thousands):

	Year Ended April 30,
	2007	2006	2005
Research and development (1)	$39,882	$26,785	$17,881
Research and development as a percentage of net revenue (1)	22.4%	18.9%	18.6%

(1)	Includes stock-based compensation expense resulting from stock options we issued and assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs.

Research and development expense increased $13.1 million to $39.9 million in fiscal 2007 from $26.8 million in fiscal 2006. The increase in research and development expense from the prior year is largely attributable to increased headcount and related expense of $10.1 million, as a result of the commitment to the development of our WAN Application Delivery products, including adding functionality to remain competitive. The increase was also attributable to stock-based compensation expense of $3.3 million recorded under SFAS No. 123(R) in fiscal 2007, as compared to $0.9 million recorded under APB 25 in fiscal 2006.

Research and development expense increased $8.9 million to $26.8 million in 2006 from $17.9 million in 2005. The increase in research and development expense was primarily attributable to increased headcount to facilitate the continued development of our ProxySG. Approximately $0.8 million of the increase in research and development expense from the prior year related to the increased headcount and related expenses from the acquisition of Permeo in March 2006.

Research and development headcount was 205 at April 30, 2007, 176 at April 30, 2006, and 116 at April 30, 2005. The acquisition of Permeo resulted in the addition of 28 people to our research and development organization in fiscal 2006. We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives. As a result, as our net revenue allows, we expect research and development expense to continue to increase in absolute dollars.

Sales and Marketing

The following is a summary of sales and marketing expense by fiscal year (in thousands):

	Year Ended April 30,
	2007	2006	2005
Sales and marketing (1)	$73,083	$52,829	$35,334
Sales and marketing as a percentage of net revenue (1)	41.1%	37.3%	36.7%

(1)	Includes stock-based compensation expense resulting from stock options we issued and assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses.

Sales and marketing expense increased $20.3 million to $73.1 million in fiscal 2007 from $52.8 million in fiscal 2006. Sales and marketing expense increased over the prior year as we continued to execute our strategy of expanding our market presence through investment in our sales and marketing organizations. The increase in sales and marketing expense was primarily due to increased headcount and related expenses of $6.6 million; increased spending of $5.5 million on marketing programs; increased payment of $2.7 million for both incentive compensation resulting from higher net revenue and targeted incentive compensation to expand our market share in the WAN Application Delivery market and increased travel costs of $1.1 million. The increase was also attributable to stock-based compensation expense of $3.2 million recorded under SFAS No. 123(R) in fiscal 2007, as compared to $0.6 million recorded under APB 25 in fiscal 2006.

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

Sales and marketing headcount was 285 at April 30, 2007, 189 at April 30, 2006 and 126 at April 30, 2005. The acquisition of Permeo resulted in the addition of 11 people in the sales and marketing organization in fiscal 2006. We expect sales and marketing expense to increase in absolute dollars because we intend to seek to increase sales in both domestic and international markets, establish and expand new distribution channels, and introduce new products.

General and Administrative

The following is a summary of general and administrative expense by fiscal year (in thousands):

	Year Ended April 30,
	2007	2006	2005
General and administrative expense (1)	$28,072	$13,593	$6,703
General and administrative as a percentage of net revenue (1)	15.8%	9.6%	7.0%

(1)	Includes stock-based compensation expense resulting from stock options we issued and assumed in acquisitions. For a further discussion of stock-based compensation expense, see the section entitled “Stock-Based Compensation Expense” below.

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses.

General and administrative expense increased $14.5 million to $28.1 million in fiscal 2007 from $13.6 million in fiscal 2006. The increase in general and administrative expense was largely attributable to the legal, auditing and other professional fees of approximately $13.0 million incurred in connection with the investigation into our historical stock option granting practices. The increase was also attributable to stock-based compensation expense of $2.1 million recorded under SFAS No. 123(R) in fiscal 2007, as compared to $1.8 million recorded under APB 25 in fiscal 2006.

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

We expect that general and administrative expense will decrease in absolute dollars and as a percentage of sales. While we expect increases in headcount and infrastructure to manage our increased business volumes, we anticipate a decrease in legal and accounting fees. Legal and accounting fees were significant in fiscal 2007 due to the stock option investigation and related restatement of our financial statements.

Stock-Based Compensation

The following summarizes stock-based compensation expense included in the cost classifications in our consolidated statement of operations for the years ended April 30, 2007, 2006 and 2005, respectively (in thousands):

	Year Ended April 30,
	2007 (1)	2006	2005
Stock-based compensation (reversal):
Classified in cost of goods sold
Cost of product	$468	$31	$114
Cost of service	471	57	60

Subtotal	939	88	174
Classified in operating expense:
Research and development	3,325	866	1,505
Sales and marketing	3,169	618	1,191
General and administrative	2,067	1,809	(2,126)

Subtotal	8,561	3,293	570

Total stock-based compensation expense	$9,500	$3,381	$744

(1)	Amounts included in 2007 reflect the adoption of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated statement of income for 2006 and 2005 have not been restated to reflect, and does not include, the impact of SFAS No. 123(R).

Restructuring Charges (reversal)

As of April 30, 2007, all actions under our February 2002, August 2001, and February 2001 restructuring plans had been completed, except for payment of future rent obligations of $0.2 million, which are to be paid in cash through fiscal 2008.

The following summarizes restructuring reversal and changes in restructuring reversal by fiscal year (in thousands):

	Year Ended April 30,
	2007	2006	2005
Restructuring reversal	$(19)	$(48)	$(96)
Change in restructuring reversal	$29	$48	$(1,632)
% Change in restructuring expense	(60.4)%	(50.0)%	(106.3)%

The following table summarizes activity related to restructuring activity during the three years ended April 30, 2007 (in thousands):

	Abandoned Lease Space Accrual	Contract Termination and Facilities Closure Accrual	Total
Balances at April 30, 2004	$6,578	$26	$6,604
Cash payments	(2,863)	(2)	(2,865)
Reversals	(72)	(24)	(96)

Balances as of April 30, 2005	3,643	—	3,643
Cash payments	(2,701)	—	(2,701)
Reversals	(48)	—	(48)

Balances as of April 30, 2006	894	—	894
Cash payments	(637)	—	(637)
Reversals	(19)	—	(19)

Balances as of April 30, 2007	238	—	238
Less: current portion included in “Current liabilities”	238	—	238

Long-term restructuring accrual	$—	$—	$—

In fiscal 2007 and 2006, we reduced the restructuring accrual by $19,000 and $48,000, respectively, due to decreases in the estimated costs required to restore the leased facilities to the condition stipulated in the related lease agreements.

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

Interest Income and Other Expense

The following summarizes interest income and other income (expense) and changes in interest income and other income (expense) by fiscal year (in thousands):

	Year Ended April 30,
	2007	2006	2005
Interest income	$3,922	$2,055	$691
Other expense	$(311)	$(349)	$(124)
% Change in interest income	90.9%	197.4%	134.2%
% Change in other income (expense)	(10.9)%	(181.5)%	(207.8)%

Interest income increased for the fiscal years ended April 30, 2007, 2006 and 2005 as a result of higher average cash and investment balances throughout the year, as well as higher interest rates compared to the prior year.

Other expense consists primarily of realized gains and losses on investments, foreign currency exchange gains or losses, banking fees, and non-recurring gains or losses realized outside our normal course of business. In addition, other expense for fiscal 2007, 2006 and 2005 consisted of payroll taxes related penalties for the disqualification of stock options caused by the revised measurement dates determined during the investigation of historical stock option granting practices.

Provision for Income Taxes

The following summarizes the provision for income taxes and changes in the provision for income taxes by fiscal year (in thousands):

	Year Ended April 30,
	2007	2006	2005
Provision for income taxes	$1,124	$275	$117
Change in provision	$849	$158	$(7)
% Change in provision	308.7%	135.0%	(5.6)%

The provision for income taxes of $1.1 million for the year ended April 30, 2007, is primarily related to foreign corporate income taxes currently due, and deferred tax liability recorded for the tax amortization of goodwill related to the acquisition of the NetCache business from Network Appliance (see Note 8—“Income Taxes” for more detail discussion). The provision for income taxes of $0.3 million and $0.1 million for the years ended April 30, 2006 and 2005, respectively, is primarily foreign corporate income taxes currently due.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized in future periods. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including operating results, our history of losses and forecasts of future taxable income. We believe that, based on the weight of available evidence, it is more likely than not that we will not be able to realize our deferred tax assets. Therefore, a full valuation allowance has been recorded at April 30, 2007 and 2006.

As of April 30, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $137.3 million, which will expire in fiscal years ending in 2011 through 2027 if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $147.4 million, which will expire in fiscal years ending in 2008 through 2017 if not utilized. We also had federal and California research credit carryforwards of approximately $0.8 million and $5.6 million respectively. The federal credit will expire in fiscal year 2027 if not utilized. The California credit is not subject to expiration.

Utilization of our net operating loss and credit carryforwards are subject to substantial annual limitations due to the ownership change provisions of the Internal Revenue Code and similar state provisions. Annual limitations have resulted in the expiration of the net operating loss and tax credit carryforwards before utilization of approximately $150.3 million and $4.2 million, respectively. Utilization of federal and state net operating losses of approximately $137.3 million and $147.4 million, respectively, as well as $0.8 million of federal credits, are subject to an annual limitation ranging from approximately $1.0 million to $13.3 million. See Note 8—“Income Taxes” for additional information

Acquisitions

NetCache business from Network Appliance, Inc. On September 11, 2006, we completed the acquisition of certain assets of the NetCache business from Network Appliance. The final consideration for the transaction consisted of $23.9 million cash consideration, an aggregate of 360,000 shares of our common stock valued at $5.7 million and $1.0 million in direct transaction costs. Of the total purchase price, $0.7 million has been allocated to the intangible assets acquired, with the balance of $29.9 million allocated to goodwill. The NetCache business previously provided products to large enterprises to manage internet access and security and control Web content and application acceleration. NetCache was a business unit previously owned by Network Appliance, Inc. Our primary purpose for acquiring certain assets of the NetCache business was to increase our potential customer base through the conversion of existing NetCache customers to our proxy appliances.

Permeo Technologies, Inc. On March 3, 2006, we completed the acquisition of Permeo, Inc. (“Permeo”). The purchase price of $45.3 million consisted of $15.0 million in cash consideration, 1.3 million shares of our common stock valued at $28.7 million, $1.0 million in direct transaction costs which had been fully paid as of April 30, 2007, and Permeo stock options assumed by us valued at $0.6 million. Identifiable intangible assets acquired included developed technology and customer relationships, which are being amortized into “Cost of revenue—Product” and “Operating expenses,” respectively. Permeo was a provider of on-demand information security, providing a comprehensive remote access and information protection product that secured and extended corporate applications to mobile workers, business partners and customers. Permeo’s operations were assumed as of the date of the acquisition and are included in our results of operations beginning on March 3, 2006.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for our fiscal year beginning May 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition rules. We are required to adopt FIN 48 for our fiscal year beginning May 1, 2007. We are currently evaluating the provisions in FIN 48; however, at the present time, we do not anticipate that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock. We believe our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may choose at any time to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic investments, or to take advantage of business opportunities as they arise.

However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, or if cash is used for unanticipated purposes, we may need additional capital sooner than expected. Although we cannot guarantee that planned results will be obtained in fiscal 2009 or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned cash flow assumptions can be realized. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

	April 30,
(In thousands)	2007	2006	2005
Cash, cash equivalents and short-term investments	$93,887	$57,190	$47,264
Restricted cash and cash equivalents	4,981	1,357	1,855

	$98,868	$58,547	$49,119

Percentage of total assets	39.8%	35.7%	50.2%

	Year Ended April 30,
(In thousands)	2007	2006	2005
Cash provided by operating activities	$27,960	$22,422	$11,025
Cash used in investing activities	(67,465)	(32,102)	(5,068)
Cash provided by financing activities	42,528	9,486	1,803

Net increase (decrease) in cash and cash equivalents	$3,023	$(194)	$7,760

Net cash provided by operating activities was $28.0 million for the year ended April 30, 2007, compared with $22.4 million net cash provided by operating activities for the year ended April 30, 2006. The increase in cash provided by operating activities was largely attributable to growth in net revenue, offset by an increase in operating expenses from 68.6% of net revenue in fiscal 2006 to 79.7% of net revenue in fiscal 2007. Working capital sources of cash in fiscal 2007 included increases in deferred revenue of $22.0 million, accounts payable of $6.6 million, accrued payroll and related benefits of $4.3 million and other accrued liabilities of $1.4 million. Deferred revenue increased primarily as a result of an increase in new service contracts sold with our appliances as well as the renewal of service contracts from our expanding installed base, both of which are recognized ratably over the service period. Accounts payable increased during the year ended April 30, 2007, as a result of higher business volumes. Accrued payroll and related benefits increased primarily due to $3.8 million accruals for the disqualification of stock options caused by the revised measurement dates determined during the investigation of historical stock option granting practices, as well as increased headcount and higher commission accruals. Other accrued liabilities increased as a result of substantially higher legal, accounting and other professional fees primarily incurred in connection with the investigation into our historical stock option granting practices. Working capital uses of cash included increases in our accounts receivable balance of $9.8 million and prepaid expenses and other assets of $3.6 million. Accounts receivable increased due to increased net revenue in 2007, yet our days of sales outstanding remained constant at 51.0 days from April 30, 2006 to April 30, 2007. Prepaid expenses and other current assets increased primarily due to prepaid royalties.

Net cash used in investing activities was $67.5 million for the year ended April 30, 2007, compared with $32.1 million used in investing activities for the year ended April 30, 2006. Net cash used in investing activities for the year ended April 30, 2007 included $124.4 million for the purchase of investment securities, $24.9 million in cash consideration and direct costs related to the acquisition of certain assets of the NetCache business, and $5.3 million for the purchase of property and equipment. The increased use of cash for property and equipment, as compared to the prior year, was primarily related to purchases of computer equipment, software, furniture and leasehold improvements associated with the growth in our business. Net cash used in investing activities for the year ended April 30, 2006 included $15.8 million for the acquisition of Permeo, $10.2 million for the purchase of investment securities, and $6.7 million for the purchase of property and equipment. In the future, we expect that any cash in excess of current requirements will continue to be invested in short-term investment grade, interest-bearing securities.

Net cash provided by financing activities was $42.5 million for the year ended April 30, 2007, compared with $9.5 million net cash provided by financing activities for the year ended April 30, 2006. The net cash provided by our financing activities for the fiscal 2007 primarily related to the net proceeds received from our sale of Series A preferred stock of $41.9 million. The net cash provided by financing activities for the years ended April 30, 2006 and 2005 were $9.5 million and $1.8 million, respectively, both related to our issuance of common stock from employee stock-based compensation plans.

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. As of April 30, 2007, cash, cash equivalents and short-term investments totaled $98.9 million, $5.0 million of which is classified as restricted.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations (in thousands):

	Year Ended April 30,
	2008	2009	2010	2011	2012	Thereafter	Total
Abandoned	$258	$—	$—	$—	$—	$—	$258
In Use	3,605	3,181	2,728	996	233	320	11,063

Total minimum lease payments	3,863	3,181	2,728	996	233	320	11,321
Tender offer commitments	2,683	—	—	—	—	—	2,683
Series A preferred stock redemption	—	—	—	—	—	41,879	41,879
Purchase and other commitments	8,159	—	—	—	—	—	8,159

Total	$14,705	$3,181	$2,728	$996	$233	$42,199	$64,042

We lease certain office facilities under non-cancelable operating leases that expire at various dates through 2011. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the terms of the respective leases. In September 2005, we commenced a five-year operating lease of a building that serves as our headquarters in Sunnyvale, California. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. The letter of credit is secured by deposits and provides for automatic annual extensions, without amendment, through the end of the lease term in August

2010. During the fiscal year 2007, the letter of credit was increased by $0.5 million due to a leasehold improvement, resulting in a balance of $0.9 million as of April 30, 2007.

In addition, we have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due in fiscal 2008. Our minimum obligation at April 30, 2007 under these arrangements was $8.2 million.

Off-Balance Sheet Arrangements

As of April 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We did not have any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of April 30, 2007, we had $93.9 million invested primarily in money market funds, commercial paper, corporate securities, government securities and auction rate preferred securities that are included in cash, cash equivalents and short-term investments in our consolidated balance sheets. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States (“U.S.”) and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of our sales are currently billed and collected in U.S. dollars, a strengthening of the dollar could make our products less price-competitive in foreign markets. If the events described above were to occur, our net revenue and earnings could be seriously impacted, since a significant portion of our net revenue and earnings are derived from international operations. For the fiscal years 2007, 2006 and 2005, approximately 53.4%, 50.0% and 49.1%, respectively, of our total net revenue were derived from customers outside of North America. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Blue Coat Systems, Inc.

We have audited the accompanying consolidated balance sheets of Blue Coat Systems, Inc. as of April 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Coat Systems, Inc. at April 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Blue Coat Systems, Inc.’s internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 10, 2007 expressed an unqualified opinion on management’s assessment and an unqualified opinion on the effectiveness of internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, on May 1, 2006, Blue Coat Systems, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/ ERNST & YOUNG LLP

San Jose, California

July 10, 2007

BLUE COAT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	April 30, 2007	April 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$50,013	$46,990
Short-term investments	43,874	10,200
Restricted cash equivalents	4,120	996
Accounts receivable, net of allowance of $160 and $145, respectively	32,079	22,285
Inventories	489	435
Prepaid expenses and other current assets	7,536	3,895

Total current assets	138,111	84,801
Property and equipment, net	9,309	8,059
Restricted cash	861	361
Goodwill	92,243	62,462
Identifiable intangible assets, net	6,650	7,758
Other assets	1,500	723

Total assets	$248,674	$164,164

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,051	$5,437
Accrued payroll and related benefits	11,710	7,451
Deferred revenue	41,910	25,946
Accrued restructuring	238	604
Other accrued liabilities	5,808	4,638

Total current liabilities	71,717	44,076
Accrued restructuring, less current portion	—	290
Deferred revenue, less current portion	13,858	7,844
Deferred rent, less current portion	1,585	1,996
Deferred income taxes	483	—
Other non-current liabilities	563	—
Series A redeemable convertible preferred stock; $0.0001 par value; 42 authorized; 42 issued and outstanding at April 30, 2007, none at April 30, 2006 (Aggregate liquidation preference $42,060)	41,879	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued or outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 15,109 and 14,657 shares issued and outstanding at April 30, 2007 and 2006, respectively	2	2
Additional paid-in capital	1,028,409	1,014,493
Treasury stock, at cost; 138 shares held at April 30, 2007 and 2006, respectively	(903)	(903)
Deferred stock-based compensation	—	(1,901)
Accumulated deficit	(908,930)	(901,732)
Accumulated other comprehensive income (loss)	11	(1)

Total stockholders’ equity	118,589	109,958

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$248,674	$164,164

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended April 30,
	2007	2006	2005
Net revenue:
Product	$136,770	$116,083	$78,495
Service	40,930	25,639	17,691

Total net revenue	177,700	141,722	96,186
Cost of net revenue:
Product	31,779	33,207	25,726
Service	13,969	9,841	5,784

Total cost of net revenue	45,748	43,048	31,510
Gross profit	131,952	98,674	64,676
Operating expenses:
Research and development	39,882	26,785	17,881
Sales and marketing	73,083	52,829	35,334
General and administrative	28,072	13,593	6,703
Amortization of intangible assets	619	706	648
Restructuring reversal	(19)	(48)	(96)
In-process technology	—	3,300	—

Total operating expenses	141,637	97,165	60,470

Operating income (expense)	(9,685)	1,509	4,206
Interest income	3,922	2,055	691
Other expense	(311)	(349)	(124)

Income (loss) before income taxes	(6,074)	3,215	4,773
Provision for income taxes	1,124	275	117

Net income (loss)	$(7,198)	$2,940	$4,656

Net income (loss) per common share:
Basic	$(0.49)	$0.23	$0.40

Diluted	$(0.49)	$0.20	$0.36

Weighted average shares used in computing net income (loss) per common share:
Basic	14,594	12,965	11,628

Diluted	14,594	14,642	12,908

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balances at April 30, 2004	11,128	$1	$951,034	(132)	$(903)	$(4,745)	$(909,328)	$2	$36,061
Components of comprehensive income:
Net income	—	—	—	—	—	—	4,656	—	4,656
Net unrealized loss on available for sale securities	—	—	—	—	—	—	—	(1)	(1)

Total comprehensive income									4,655

Issuance of common stock under employee stock option and employee stock purchase plans	253	—	1,810	—	—	—	—	—	1,810
Common stock issued to certain Blue Coat employees as part of Ositis acquisition	249	—	4,122	(8)	—	—	—	—	4,122
Deferred stock-based compensation	—	—	1,087	—	—	(1,087)	—	—	—
Common stock issued in Cerberian acquisition	806	—	17,854	—	—	—	—	—	17,854
Stock-based compensation related to modified employee stock options	—	—	(2,377)	—	—	—	—	—	(2,377)
Deferred stock-based compensation related to Cerberian acquisition	—	—	—	—	—	(18)	—	—	(18)
Amortization of deferred stock-based compensation	—	—	—	—	—	3,121	—	—	3,121

Balances at April 30, 2005	12,436	1	973,530	(140)	(903)	(2,729)	(904,672)	1	65,228
Components of comprehensive income:
Net income	—	—	—	—	—	—	2,940	—	2,940
Net unrealized loss on available for sale securities	—	—	—	—	—	—	—	(2)	(2)

Total comprehensive income									2,938

Issuance of common stock under employee stock option and employee stock purchase plans	902	1	9,484	—	—	—	—	—	9,485
Deferred stock-based compensation	—	—	487	—	—	(487)	—	—	—
Common stock issued in Permeo acquisition	1,319	—	29,350	—	—	—	—	—	29,350
Deferred stock-based compensation related to Permeo acquisition	—	—	—	—	—	(426)	—	—	(426)
Amortization of deferred stock-based compensation	—	—	—	—	—	1,741	—	—	1,741
Stock-based compensation related to modified employee stock options	—	—	1,642	—	—	—	—	—	1,642
Exercise of Ositis warrants	—	—	—	2	—	—	—	—	—

Balances at April 30, 2006	14,657	2	1,014,493	(138)	(903)	(1,901)	(901,732)	(1)	109,958
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(7,198)	—	(7,198)
Net unrealized gain on available for sale securities	—	—	—	—	—	—	—	12	12

Total comprehensive loss									(7,186)

Issuance of common stock under employee stock option	42	—	649	—	—	—	—	—	649
Common stock issued in the acquisition of certain assets of the NetCache business	360	—	5,668	—	—	—	—	—	5,668
Elimination of deferred compensation related to adoption of SFAS 123R	—	—	(1,901)	—	—	1,901	—	—	—
Stock-based compensation expenses	50	—	9,500	—	—	—	—	—	9,500

Balances at April 30, 2007	15,109	$2	$1,028,409	(138)	$(903)	$—	$(908,930)	$11	$118,589

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2007	2006	2005
Operating Activities
Net income (loss)	$(7,198)	$2,940	$4,656
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,919	2,440	1,679
Amortization	2,000	1,514	1,012
Stock-based compensation	9,500	3,381	744
Restructuring reversal	(19)	(48)	(96)
In-process technology	—	3,300	—
Loss (gain) on disposition of equipment	(35)	230	14
Changes in operating assets and liabilities:
Accounts receivable	(9,794)	(10,573)	(513)
Inventories	(54)	(85)	878
Prepaid expenses and other current assets	(3,641)	(298)	(1,558)
Other assets	(969)	(19)	430
Accounts payable	6,614	1,839	619
Accrued payroll and related benefits	4,259	2,050	1,741
Accrued restructuring	(637)	(2,701)	(2,865)
Other accrued liabilities	1,422	(259)	(32)
Deferred rent	132	1,996	—
Deferred income taxes	483	—	—
Deferred revenue	21,978	16,715	4,316

Net cash provided by operating activities	27,960	22,422	11,025
Investing Activities
Proceeds from sale of equipment	148	35	—
Purchases of property and equipment	(5,282)	(6,717)	(2,548)
Proceeds from sale and maturities of short-term investments	87,082	576	135
Purchases of short-term investments	(124,368)	(10,200)	—
Purchase of capitalized software	—	—	(537)
Acquisition of Ositis, net of cash acquired	—	—	(669)
Acquisition of Cerberian, net of cash acquired	—	—	(1,449)
Acquisition of Permeo, net of cash acquired	(151)	(15,796)	—
Acquisition of NetCache	(24,894)	—	—

Net cash used in investing activities	(67,465)	(32,102)	(5,068)
Financing Activities
Net proceeds from issuance of common stock	649	9,486	1,803
Net proceeds from sales of Series A redeemable convertible preferred stock	41,879	—	—

Net cash provided by financing activities	42,528	9,486	1,803

Net increase (decrease) in cash and cash equivalents	3,023	(194)	7,760
Cash and cash equivalents at beginning of period	46,990	47,184	39,424

Cash and cash equivalents at end of period	$50,013	$46,990	$47,184

Supplemental schedule of non-cash investing and financing activities
Issuance of common stock for acquisitions	$5,668	$29,350	$21,971
Cash paid for income taxes, net of refunds	$315	$110	$98

The accompanying notes are an integral part of these Consolidated Financial Statements.

Note 1. Business

Blue Coat® Systems, Inc., also referred to in this report as “we,” “us” or the “Company,” was incorporated in Delaware on March 13, 1996. We sell a family of products, including both intelligent hardware appliances and client software, that secure and accelerate the delivery of business applications and other information over a Wide Area Network (“WAN”), or the public Internet (also known as the Web). Our products accelerate the performance of our customers’ business applications, and work with both applications on a customer’s computer systems and applications hosted by external providers. In addition to enhancing the performance of applications, our products also allow customers to safely use the Internet by providing security from malicious code and inappropriate content. Our appliances also enable policy-based control and centralized management of communications between users and applications across the WAN, Internet and across customers’ internal networks, and are delivered to end users in more than 50 countries worldwide.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Blue Coat Systems, Inc. and those of our subsidiaries, all of which are wholly owned. All inter-company balances and transactions have been eliminated.

The functional currency of our domestic and foreign operations is the United States dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition and results of operations from local currencies into the functional currency, are included in “other income (expense)” in the accompanying consolidated statements of operations. These amounts were not material during any of the three years in the period ended April 30, 2007.

The consolidated financial statements for the fiscal year ended April 30, 2007, 2006 and 2005 include the accounts and operating results of the NetCache business acquired from Network Appliance Inc., Permeo Technologies, Inc. and Cerberian, Inc., beginning September 11, 2006, March 3, 2006 and November 16, 2004, respectively.

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

Revenue Recognition

Our products include software that is essential to the functionality of the appliances. Additionally, we provide unspecified software upgrades and enhancements related to the appliances through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. We recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2 when persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable and collectibility is reasonably assured.

We define each of the four criteria above as follows:

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance.

Delivery or performance has occurred. Sales are made through distributors under agreements allowing for certain stock rotation rights. Net revenue and the related cost of net revenue, resulting from shipments to distributors are deferred until the distributors report that our products have been sold to a customer. Product revenue in China is deferred until the customer registers the proxy appliance.

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

The sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment.

Collectibility is reasonably assured. Probability of collection is assessed on a customer-by-customer basis. Our customers are subjected to a credit review process that evaluates the customers’ financial condition and ability to pay for our products and services. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, revenue is not recognized until cash receipt.

For products in an arrangement that includes multiple elements, such as appliances, maintenance, content filtering software or anti-virus software, we use the residual method to recognize revenue for the delivered elements. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. In some cases, vendor specific objective evidence of fair value is based on management determined prices. For multiple element arrangements in which vendor specific evidence of fair value of the undelivered items, such as maintenance, is not available, the entire arrangement is recognized ratably over the performance period.

Maintenance and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses recognized as incurred. Maintenance and subscription contracts usually have a term of one to three years. Unearned maintenance and subscription contracts are included in deferred revenue.

Shipping Costs

When we bill customers for shipping, we record shipping costs in both net revenue and cost of net revenue. If we do not charge customers for shipping, the cost incurred for shipping are reflected in cost of net revenue.

Allowance for Doubtful Accounts

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

Stock-Based Compensation

At April 30, 2007, we have five stock-based employee compensation plans, which are described more fully in Note 7. Prior to May 1, 2006, we accounted for stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement (SFAS) 123, “Accounting for Stock-Based Compensation.”

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in the year ended April 30, 2007 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). We estimate the fair value of stock options granted using the Black-Scholes option valuation model. Further, we have elected to use the straight-line method of amortization for stock-based compensation related to stock options granted after May 1, 2006. We will continue to amortize stock-based compensation using the graded method for stock options granted prior to May 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“SFAS No. 123(R)-3”). We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and our Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS No. 123(R).

The following table illustrates the effect on our net income (loss) and net income (loss) per share for the years ended April 30, 2006 and 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the Black-Scholes valuation model (in thousands) in those periods:

	Year Ended April 30,
	2006	2005
Net income, as reported	$2,940	$4,656
Stock-based employee compensation expense included in the determination of net income, as reported	3,381	744
Stock-based compensation for stock awards issued related to Ositis acquisition	—	(377)
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(13,669)	(11,191)

Pro forma net loss	$(7,348)	$(6,168)

Basic net income (loss) per common share:
As reported	$0.23	$0.40

Pro forma	$(0.57)	$(0.53)

Diluted net income (loss) per common share:
As reported	$0.20	$0.36

Pro forma	$(0.57)	$(0.53)

Because we had a net operating loss carry-forward as of April 30, 2007, no excess tax benefits for the tax deductions related to stock-based compensation expense were recognized in our statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised during fiscal 2007, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

Short-term investments consist primarily of debt securities with original maturities between three months and one year. We determine the appropriate classification of our investments at the time of purchase and evaluate such designation as of each balance sheet date based on our intent and ability to use such funds for current operations. To date, all of our investments have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of these securities is based on quoted market prices. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expenses). Interest and dividends on all securities are included in interest income.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash, cash equivalents, short-term investments and restricted cash and cash equivalents, approximate their respective fair values based on quoted market prices.

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents and short-term investments in our consolidated balance sheets for the years ended April 30, 2007 and 2006. We believe the financial risks associated with these financial instruments are minimal. We have not experienced material losses from our investments in these securities.

Generally, we do not require collateral for sales to customers. However, we perform on-going credit valuations of our customers’ financial condition and maintain an allowance for doubtful accounts. ComputerLinks AG accounted for 11.2% of our net revenue during the years ended April 30, 2007. Westcon Group, Inc. accounted for 10.2% and 15.9% of our net revenue during the years ended April 30, 2006 and 2005, respectively. As of April 30, 2007 and 2006, no customer accounted for more than 10.0% of gross accounts receivable.

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

Inventories

Inventories consist of raw materials and finished goods. Inventories are recorded at the lower of cost or market using the first-in, first-out method, after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand and market conditions.

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

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the impairment test since we have only one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2007 and concluded that no impairment existed at the end of our fiscal year 2007.

Valuation of Long-Lived and Identifiable Intangible Assets

We periodically evaluate potential impairments of our long-lived assets, including identifiable intangible assets, in accordance with FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis.

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

Research and Development

We account for costs related to research, design and development of our products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Development costs for software to be sold or otherwise marketed are included in research and development and are expensed as incurred.

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

Our Bylaws provide that we shall indemnify our directors to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. They provide that our Board of Directors shall have the discretionary power to indemnify any person other than a director, including our officers. We have also entered into indemnification agreements with certain of our officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We expect to have indemnification obligations to certain current and former officers and directors in connection with matters relating to the stock option investigation, as well as with certain of our outstanding litigation matters.

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

Advertising Costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs were $0.3 million, $0.3 million and $0.2 million, for the years ended April 30, 2007, 2006 and 2005, respectively.

Comprehensive Income (loss)

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

Under the treasury stock method, outstanding options are assumed to be exercised if their exercise price is below the average fair market value of our common stock for a given period, and the proceeds from the exercise of such options are assumed to be used by us to repurchase shares of our common stock on the open market. Additionally, unearned stock-based compensation, significant amounts of which was recorded as part of our restatement and has been presented in stockholders’ equity, is considered proceeds for purposes of applying the treasury stock method to determine incremental common shares to be included in diluted shares in periods in which we have reported net income. For the years ended April 30, 2007, 2006 and 2005, options to purchase 1,849,615, 494,427 and 856,784 shares of common stock, respectively, were considered anti-dilutive and, therefore, were not included in the computation of diluted earnings per share.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations (in thousands, except for per share data):

	Year Ended April 30,
	2007	2006	2005
Net income (loss)	$(7,198)	$2,940	$4,656
Basic:
Weighted-average shares of common stock outstanding	14,594	12,965	11,628

Basic net income (loss) per share	$(0.49)	$0.23	$0.40

Diluted:
Weighted-average common shares used in computing basic net income per share	14,594	12,965	11,628
Add: Weighted average employee stock options and warrants	—	1,608	1,203
Add: weighted average dilutive effect of escrow shares	—	28	43
Add: Other weighted average dilutive potential common stock	—	41	34

Weighted average common shares used in computing diluted net income (loss) per share	14,594	14,642	12,908

Diluted net income (loss) per share	$(0.49)	$0.20	$0.36

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for our fiscal year beginning May 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for our fiscal year beginning May 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition rules. We are required to adopt FIN 48 for our fiscal year beginning May 1, 2007. We are currently evaluating the provisions in FIN 48, however, at the present time, we do not anticipate that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

Note 3. Sale of Series A Redeemable Convertible Preferred Stock

On June 22, 2006, we sold an aggregate of $42.1 million of Series A Preferred Redeemable Convertible Stock (“Series A Preferred Stock”). The aggregate proceeds were reduced by $0.2 million of transactional costs, resulting in net proceeds of $41.9 million. The financing consisted of 42,060 shares of our Series A Preferred Stock.

Significant rights and obligations of the Series A Preferred Stock are as follows:

Conversion feature. The 42,060 shares of Series A Preferred Stock are initially convertible at the option of the holders into approximately 2.4 million shares of our common stock. The conversion price of each share of Series A Preferred Stock is $17.525 per share, such that the conversion rate of the Series A Preferred Stock is approximately 57.06-to-1.0. Each share of Series A Preferred Stock will be automatically converted into shares of Common Stock at the then effective conversion rate for such share upon the approval of the holders of at least a majority of the then-outstanding Series A Preferred Stock.

Redemption features. In the event that we did not complete an acquisition, whether by merger, consolidation, the purchase of assets or otherwise, of another entity or of certain assets of another entity, for at least $18,000,000 in cash within 150 days of June 22, 2006 (the “Closing Date”), the Series A Preferred Stock would have been redeemable at the option of either the holder or us during a 30 day period thereafter. This condition was satisfied with our acquisition of certain assets of the NetCache business from Network Appliance on September 11, 2006. The Series A Preferred Stock matures six years from the date of issuance and we will be required to redeem the Series A Preferred Stock at that time. The redemption price is the price paid plus an amount equal to declared but unpaid dividends.

Liquidation preference. Upon liquidation of our business, the holders of Series A Preferred Stock are entitled to be paid an amount equal to the price paid, plus an amount equal to declared but unpaid dividends, before we make any distribution to the holders of any other class of stock that is junior in ranking, including our Common Stock.

Voting rights. Each holder of Series A Preferred Stock is entitled to that number of votes equal to the number of shares of Common Stock into which the shares of Series A Preferred Stock held by such holder could be converted as of the record date. The holders of shares of Series A Preferred Stock shall be entitled to vote on all matters on which the holders of the Common Stock are entitled to vote. In addition, until June 22, 2007, the holders of at least a majority of the then-outstanding Series A Preferred Stock, voting as a separate class, were entitled to elect one (1) director to the Board of Directors at each meeting of, or pursuant to each consent of, our stockholders for the election of directors.

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

Note 4. Acquisitions

NetCache business from Network Appliance, Inc.

On September 11, 2006, we completed the acquisition of certain assets of the NetCache business from Network Appliance. The final consideration for the transaction consisted of $23.9 million cash consideration, an aggregate of 360,000 shares of our common stock valued at $5.7 million and $1.0 million in direct transaction costs. Of the total purchase price, $0.7 million has been allocated to the intangible assets acquired, with the balance of $29.9 million allocated to goodwill.

The NetCache business previously provided products to large enterprises to manage internet access and security and control Web content and application acceleration. NetCache was a business unit previously owned by Network Appliance, Inc. Our primary purpose for acquiring certain assets of the NetCache business was to increase our potential customer base through the conversion of existing NetCache customers to our proxy appliances. One employee joined us from Network Appliance as a result of the acquisition. Accordingly, our operating costs were not materially impacted. We do not expect to generate a significant amount of revenue from the sale of NetCache appliances. Net revenue for the fiscal year ended April 30, 2007 reported on our Consolidated Statement of Operations includes $1.7 million related to the sale of NetCache appliances and related service.

The final allocation of the estimated purchase price, based on the fair value of certain components, consisted of the following at April 30, 2007 (in thousands):

Consideration and direct transaction costs:
Cash	$23,914
Fair value of Blue Coat common stock	5,668
Direct transaction costs	980

Total purchase price	$30,562

Allocation of purchase price:
Identifiable intangible assets	$700
Goodwill	29,862

Total purchase price	$30,562

To establish the value of the intangible asset, we used an income approach and utilized a five-step process to value the intangible asset: (i) revenue associated with the intangible assets was projected; (ii) cost of goods sold was then estimated for each period in which revenue was projected; (iii) the resulting net cash flow was tax effected and reduced further by charges for the use of fixed assets, working capital and other assets necessary to generate these cash flows; (iv) the resulting net cash flows were discounted at a rate commensurate with their risk; and (v) we summed the discounted cash flows to estimate their fair market values. We then estimated the tax benefits associated with the intangible asset and this benefit was included in the value of the intangible asset.

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

Using the above guidelines at the time of the acquisition, we identified one intangible asset that was valued separately from goodwill using the income approach as described above. The intangible asset identified was customer relationships. The cash flows were discounted to their present value using a discount rate of approximately 19%. As of April 30, 2007, the acquired intangible asset and its estimated useful life are as follows (in thousands):

Identifiable intangible assets	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	5 years	$700	$(87)	$613

Amortization expense related to the acquired intangible was $87,000 during the year ended April 30, 2007. The amortization for customer relationships is recorded as an operating expense. Amortization expense in future periods is expected to be as follows (in thousands):

Year Ended April 30,	Total Amortization
2008	$140
2009	140
2010	140
2011	140
2012	53

$613

Permeo Technologies, Inc.

On March 3, 2006, we completed the acquisition of Permeo Technologies, Inc. (“Permeo”). The purchase price of $45.3 million consisted of $15.0 million in cash consideration, 1.3 million shares of our common stock valued at $28.7 million, $1.0 million in direct transaction costs, which was fully paid as of April 30, 2007, and Permeo stock options assumed by us valued at $0.6 million. The purchase price has been allocated to the tangible and intangible assets acquired, with the excess purchase price being allocated to goodwill. Identifiable intangible assets include developed technology and customer relationships, which are being amortized to “Cost of revenue—Product” and “Operating expenses,” respectively.

The final allocation of the purchase price, based on the fair value of certain components, consisted of the following at April 30, 2007 (in thousands):

Consideration and direct transaction costs:
Cash	$14,946
Fair value of Blue Coat common stock	28,720
Direct transaction costs	1,009
Fair value of assumed Permeo options	630

Total purchase price	$45,305

Allocation of purchase price:
Cash and cash equivalents	$8
Accounts receivable	171
Other current assets	126
Property and equipment	429
Other assets	12
Liabilities assumed	(1,895)
Deferred stock compensation	426
Identifiable intangible assets	5,100
In-process technology	3,300
Goodwill	37,628

Total purchase price	$45,305

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

The final allocation of the purchase price as of April 30, 2007, based on the fair value of each component, consisted of the following (in thousands):

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

Pro Forma Financial Results

Unaudited pro forma results from operations for the years ended April 30, 2006 and 2005, assuming the acquisitions of Permeo and Cerberian were completed on May 1, 2005 and 2004, respectively, would be as follows (in thousands, except per share amounts):

	Year Ended April 30,
	2007	2006	2005
Net revenue	$177,700	$144,836	$100,252
Operating loss	(9,685)	(5,297)	(3,475)
Net loss	(7,198)	(3,812)	(3,363)
Basic and diluted loss per share	$(0.49)	$(0.27)	$(0.25)

The results from operations for the year ended April 30, 2007, 2006 and 2005 do not reflect any pro forma net revenue or operating expenses related to the acquisition of certain assets of the NetCache business since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition. Forward looking information, rather than historical information, would be required since our primary reason for the acquisition was to expand our potential customer base through the conversion of NetCache customers to our products rather than continue to sell the NetCache products. Net revenue for the fiscal year ended April 30, 2007 reported in our Consolidated Statement of Operations includes $1.7 million related to the sale of NetCache appliances and related service. Operating expenses for the fiscal year ended April 30, 2007 reported in our Consolidated Statement of Operations includes $87,000 of amortization related to the NetCache identifiable intangible assets.

The unaudited pro forma financial information is presented for informational purposes only, and is not necessarily indicative of what our operating results would have been, had the acquisition been completed on the date for which the pro forma results give effect (May 1, 2006, 2005 and 2004, respectively). Included in the results for the years ended April 30, 2007, 2006 and 2005 were expenses related to the acquisitions of the NetCache business from Network Appliance, Permeo and Cerberian, such as the amortization of intangible assets, stock-based compensation, and integration costs.

Note 5. Consolidated Balance Sheet Data

Cash, Cash equivalents and Short-term Investments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices.

The following is a summary of cash, cash equivalents and available-for-sale securities as of April 30, 2007 and 2006, respectively (in thousands):

	As of April 30,
	2007			2006
	Amortized Cost	Unrealized Gain	Estimated Fair Value	Amortized Cost	Unrealized Loss	Estimated Fair Value
Cash	$737	$—	$737	$832	$—	$832
Money market funds	37,500	—	37,500	9,183	—	9,183
Commercial paper	33,675	—	33,675	33,154	(1)	33,153
Corporate securities	16,244	1	16,245	5,179	—	5,179
Government securities	2,977	9	2,986	—	—	—
Auction rate preferred securities	7,724	1	7,725	10,200	—	10,200

	$98,857	$11	$98,868	$58,548	$(1)	$58,547

Reported as:
Cash and cash equivalents			$50,013			$46,990
Short-term investments			43,874			10,200
Short-term restricted cash equivalents			4,120			996
Long-term restricted cash			861			361

			$98,868			$58,547

The following is a summary of the cost and estimated fair value of cash, cash equivalents and available-for-sale securities at April 30, 2007, by contractual maturity (in thousands):

	April 30, 2007
	Amortized Cost	Estimated Fair value
Mature in one year or less	$98,857	$98,868

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

Inventories

Inventories, net consist of the following (in thousands):

	April 30,
	2007	2006
Raw materials	$262	$361
Finished goods	227	74

Total	$489	$435

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	April 30,
	2007	2006
Computer and office equipment	$13,509	$10,029
Software	6,709	5,546
Furniture and fixtures	882	827
Leasehold improvements	2,788	2,177
Construction in progress	521	809

	24,409	19,388
Less accumulated depreciation and amortization	(15,100)	(11,329)

	$9,309	$8,059

Depreciation expense was $3.9 million, $2.4 million and $1.7 million for the years ended April 30, 2007, 2006 and 2005, respectively.

Goodwill

For the year ended April 30, 2007, changes in goodwill are as follows (in thousands):

	Year Ended April 30,
	2007	2006
Balance, beginning of year	$62,462	$24,753
Permeo acquisition	—	37,709
Permeo acquisition adjustment	(81)	—
NetCache acquisition	29,862	—

Balance, end of year	$92,243	$62,462

Intangible Assets

Our acquired intangible assets are as follows (in thousands):

April 30, 2007	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(2,114)	$3,917
Core technology	5 years	2,929	(1,511)	1,418
Customer relationships	5-7 years	2,023	(708)	1,315

Total		$10,983	$(4,333)	$6,650

April 30, 2006	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(1,221)	$4,810
Core technology	5 years	2,929	(924)	2,005
Customer relationships	5-7 years	1,323	(380)	943

Total		$10,283	$(2,525)	$7,758

Total amortization expense for the identifiable intangible assets was approximately $1.8 million, $1.3 million and $0.9 million for the years ended April 30, 2007, 2006 and 2005, respectively. As of April 30, 2007, we had no identifiable intangible assets with indefinite lives. The weighted average life of identifiable intangible assets was 6.3 years as of April 30, 2007 and 2006, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2008	$1,639
2009	1,557
2010	1,197
2011	869
2012	781
Thereafter	607

$6,650

Other assets

In April 2007, we entered into a license agreement under which we received a nonexclusive, perpetual, worldwide, royalty-free license to use software for a total purchase price of approximately $1.0 million. In accordance with SFAS No. 86 Accounting for the Cost of Software to be Sold, Leased or Otherwise Marketed, we capitalized the total purchase price and are amortizing it over its estimated useful life of seven years. For the year ended April 30, 2007, amortization expense related to this capitalized software was $13,000 and was included in the “Cost of revenue—Product” in our consolidated statement of operations.

As of April 30, 2007, amortization expense in future periods for this capitalized software is expected to be as follows (in thousands):

Year Ended April 30,	Total Amortization
2008	$154
2009	154
2010	154
2011	154
2012	153
Thereafter	255

$1,024

Accrued payroll and related benefits

	April 30,
	2007	2006
Accrued payroll and related benefits	$11,710	$7,451

At April 30, 2007, accrued payroll and related benefits included approximately $3.8 million in payroll tax accruals resulting from the disqualification of stock options caused by the revised measurement dates determined during the investigation of historical stock option granting practices.

Current Other Accrued Liabilities

Current other accrued liabilities consisted of the following (in thousands):

	April 30,
	2007	2006
Professional and consulting fees	$625	$357
Accrued royalty	416	475
Warranty obligations	459	319
Sales and marketing costs	162	436
Accrued acquisition costs	—	290
Foreign income tax payable	580	253
Deferred rent	544	—
Other	3,022	2,508

Total current other accrued liabilities	$5,808	$4,638

Warranty Obligations

Changes in our warranty obligations, which are included in the “Current other accrued liabilities” table above, for the years ended April 30, 2007 and 2006 were as follows (in thousands):

	Year Ended April 30,
	2007	2006
Beginning balances	$319	$262
Warranties issued during the year	1,534	1,342
Settlements made during the year	(1,394)	(1,285)

Ending balances	$459	$319

Deferred revenue

Deferred revenue consists of the following (in thousands):

	April 30,
	2007	2006
Deferred product revenue, current	$5,654	$2,999
Deferred service revenue, current	36,256	22,947

Total deferred revenue, current	$41,910	$25,946

Deferred service revenue, long-term	13,858	7,844

Total deferred revenue, long-term	$13,858	$7,844

Note 6. Restructuring Charges (Reversal)

As of April 30, 2007, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans had been completed, except for payment of future rent obligations of $0.2 million, which are to be paid in cash through fiscal year 2008.

The following table summarizes activity related to restructuring activity during the three years ended April 30, 2007 (in thousands):

	Abandoned Lease Space Accrual	Contract Termination and Facilities Closure Accrual	Total
Balances at April 30, 2004	$6,578	$26	$6,604
Cash payments	(2,863)	(2)	(2,865)
Reversals	(72)	(24)	(96)

Balances as of April 30, 2005	3,643	—	3,643
Cash payments	(2,701)	—	(2,701)
Reversals	(48)	—	(48)

Balances as of April 30, 2006	894	—	894
Cash payments	(637)	—	(637)
Reversals	(19)	—	(19)

Balances as of April 30, 2007	238	—	238
Less: current portion included in “Current liabilities”	238	—	238

Long-term restructuring accrual	$—	$—	$—

In fiscal 2007 and 2006, we reduced the restructuring accrual by $19,000 and $48,000, respectively, due to decreases in the estimated costs required to restore the leased facilities to the condition stipulated in the related lease agreements.

In fiscal 2005, we reduced the restructuring accrual by $72,000 related to a revised estimate of real estate taxes on one of the leased facilities and by $24,000 related to contract termination costs which were lower than originally estimated.

Note 7. Stockholders’ Equity

Preferred Stock

As of April 30, 2007, our Certificate of Incorporation authorizes 10,000,000 shares of preferred stock. We have designated 42,060 shares of our preferred stock as Series A preferred stock. The remainder of our preferred stock is undesignated and the Board of Directors has the authority to issue new series of preferred stock and determine the rights, preferences and privileges of such preferred stock.

Common Stock

We have either assumed or entered into Stock Purchase Agreements in connection with the sale of common stock to employees. We have the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the service periods related to restricted stock awards.

Restricted stock awards as of April 30, 2007 and changes during fiscal 2007 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at April 30, 2006	6,300	$17.00
Granted	50,400	$35.15

Balance at April 30, 2007	56,700	$33.13

Warrants

In connection with the acquisition of Ositis in November 2003, we assumed warrants outstanding to purchase Ositis common stock using an exchange ratio contained in the Ositis merger agreement. Based on this exchange ratio, the total number of our shares that may be purchased by warrant holders of Ositis common stock is 2,804. Using the Black Scholes valuation model, we valued these shares at $43,000, which was included as part of the total purchase consideration for Ositis.

The following table illustrates total outstanding warrants as of April 30, 2007 and 2006, respectively:

	Shares	Exercise Price	Expiration Date
April 30, 2007	626	$91.48	July 2008
April 30, 2006	626	$91.48	July 2008

As of April 30, 2007, shares of common stock reserved for future issuance consisted of the following:

April 30, 2007
Warrants outstanding	626
Stock options outstanding	3,786,889
Stock options available for grant	528,624
Employee stock purchase plan	695,919
Series A redeemable convertible preferred stock	2,400,000

7,412,058

A summary of stock option activity under all stock-based compensation plans during the year ended April 30, 2007 is as follows:

	Options outstanding
	Number of Options	Weighted Average exercise price Per share	Weighted Average Remaining Contractual term (in Years)	Aggregate Intrinsic Value (in million)
Balance at April 30, 2004	2,744,139	$27.72
Options granted	675,150	$19.30
Options exercised	(147,939)	$6.10
Options forfeited	(162,893)	$33.27
Options assumed	33,545	$9.67

Balance at April 30, 2005	3,142,002	$26.45
Options granted	1,134,050	$25.29
Options exercised	(759,112)	$9.92
Options forfeited	(243,139)	$26.90
Options assumed	56,598	$6.99

Balance at April 30, 2006	3,330,399	$29.45
Options granted	846,845	$25.85
Options exercised	(41,781)	$15.54
Options forfeited	(348,574)	$41.45

Outstanding at April 30, 2007	3,786,889	$28.22	4.88	$56.35

Exercisable at April 30, 2007	2,256,540	$30.50	3.74	$39.84

Vested and expected to vest at April 30, 2007	3,534,952	$28.44	4.72	$53.70

The weighted average grant date fair value of stock options granted to employees was $14.69, $17.71 and $16.42 per share during the years ended April 30, 2007, 2006 and 2005, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the fourth quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 30, 2007. As the fair market value of our common stock changes, the above amount will change as well. Total intrinsic value of options exercised was $0.8 million, $20.1 million, and $2.5 million for the years ended April 30, 2007, 2006 and 2005, respectively.

	Year Ended April 30,
	2007		2006		2005
	Number of shares	Weighted Average Price per Share	Number of shares	Weighted Average Price per Share	Number of shares	Weighted Average Price per Share
Options granted with an exercise price equal to fair value at date of grant	811,695	$26.12	159,450	$20.52	36,250	$20.53

Options granted with an exercise price greater than fair value at date of grant	17,300	$17.79	331,975	$27.06	22,800	$21.14

Options granted with an exercise price less than fair value at date of grant	17,850	$21.16	642,625	$25.55	616,100	$19.16

As of April 30, 2007, we had five stock-based employee compensation plans, which are described below. The employee stock-based compensation cost included in the condensed consolidated statements of operations for the year ended April 30, 2007 was $9.5 million.

Description of Stock-Based Compensation Plans

1996 Stock Option Plan

In 1996, we established the 1996 Stock Option Plan (the “1996 Plan”) under which stock options are granted to employees, directors and consultants. Options granted under the plan expire no later than ten years from the date of grant. After November 18, 1999 no options could be granted under the 1996 plan. As of April 30, 2007, options to purchase 178,109 shares of common stock are outstanding under the 1996 Plan.

Options that expire and shares issued under the 1996 Plan that are repurchased become available for issuance under the 1999 Stock Incentive Plan, which is discussed further below.

1999 Stock Incentive Plan

In September 1999, our Board of Directors adopted the 1999 Stock Incentive Plan (the “Incentive Plan”), which became effective upon the effective date of our initial public offering. Under the Incentive Plan, we may award to eligible participants restricted shares of common stock; options to purchase shares of common stock; stock appreciation rights (“SAR’s”); and stock unit awards based on the value of our shares of common stock. The number of shares reserved under the Incentive Plan automatically increased each year since inception and will increase on an annual basis by the lesser of 5% of the total number of shares of Common Stock then outstanding or 400,000 shares. If restricted shares or shares of common stock issued upon the exercise of options granted under the 1996 Plan or the Incentive Plan are forfeited, then such shares of common stock shall again become available for awards under the Incentive Plan. If stock units, options or SAR’s granted under the 1996 Plan or the Incentive Plan are forfeited or terminate for any reason before being exercised, then the corresponding shares of common stock shall again become available for awards under the Incentive Plan. Options granted under the Incentive Plan expire no later than ten years from the date of grant. As of April 30, 2007, 3,599,449 shares of common stock remain available for issuance under the Incentive Plan. The exercise price for incentive stock options and non-qualified stock options granted under the Incentive Plan may not be less than 100.0% and 85.0%, respectively, of the fair market value of common stock on the option grant date and the stock options are generally subject to a four-year vesting term. However, certain of our historical grants were issued below the fair market value of common stock on the option grant date and our stock-based compensation expense has been recorded accordingly.

1999 Director Option Plan

In September 1999, our Board of Directors adopted the 1999 Director Option Plan (the “Directors Plan”). Under the Directors Plan, each non-employee director joining the Board of Directors following the effective date of our initial public offering automatically receives options to purchase 5,000 shares of common stock vesting over four years of service. In addition, each non-employee director automatically receives options to purchase 1,000 shares of common stock vesting upon completion of one year of service under the Directors Plan at each annual meeting of the Board of Directors held in the year 2000 and thereafter. If options granted under the Directors Plan are forfeited or terminate for any reason before being exercised, then the corresponding shares of common stock shall again become available for awards under the Directors Plan. Options granted under the Directors Plan expire no later than ten years from the date of grant. Options granted under the Directors Plan will have an exercise price equal to the fair market value of the common stock on the option grant date. The number of shares reserved under the Directors Plan automatically increases by 20,000 shares annually beginning January 1, 2000; provided, however, our Board of Directors, in its discretion, has in the past and may in the future reduce all or a portion of the automatic annual increase in reserved shares. As of April 30, 2007, 170,750 shares of common stock remain available for issuance under the Directors Plan.

2000 Supplemental Stock Option Plan

In February 2000, our Board of Directors adopted the 2000 Supplemental Stock Option Plan (the “2000 Plan”), under which 600,000 shares of common stock were reserved for issuance. Non-executive employees and consultants are eligible to participate in the 2000 Plan. The 2000 Plan provides for the grant of non-statutory stock options to purchase shares of our common stock and for awards of restricted shares of our common stock. If restricted shares or shares of common stock issued upon the exercise of options granted under the 2000 Plan are forfeited, then such shares of common stock shall again become available for awards under the 2000 Plan. If options granted under the 2000 Plan are forfeited or terminate for any reason before being exercised, then the corresponding shares of common stock shall again become available for awards under the 2000 Plan. Options granted under the plan expire no later than ten years from the date of grant. The exercise price for stock options issued under the 2000 Plan may not be less than 25.0% of the fair market value of common stock on the option grant date. As of April 30, 2007, 327,363 shares of common stock remain available for issuance under the plan.

As of April 30, 2007, 528,624 shares of common stock were available for grant and 4,315,513 shares of common stock remain available for future issuance under the aforementioned equity incentive plans (including 39,842 shares of common stock from option plans assumed through acquisitions).

Employee Stock Purchase Plan

In September 1999, our Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”), which became effective upon our initial public offering. Under the ESPP, eligible employees may purchase common stock through payroll deductions, not to exceed 15% of an employee’s compensation, at a price equal to 85% of the closing fair market value of our common stock on the lower of the day prior to the beginning of the offering or the last day of the applicable six-month purchase period. The number of shares reserved under the ESPP automatically increased each year since inception and will increase on an annual basis by 100,000 shares annually. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares. Effective March 1, 2006, the ESPP was modified to reduce offering periods to six months from a prior maximum of two years. In addition, the contribution limit was changed from a percentage of compensation to a fixed dollar limitation of $10,000 per six-month offering period.

As of April 30, 2007, 695,919 shares of common stock were available for future grant and 504,081 shares of common stock have been issued under the employee stock purchase plan.

Impact of the Adoption of SFAS No. 123(R)

See Note 2 for a description of our adoption of SFAS No. 123(R), “Share-Based Payment,” on May 1, 2006. The following table summarizes the stock-based compensation expense for stock options and our employee stock purchase plan that we recorded in the condensed statements of operations in accordance with SFAS No. 123(R) for the year ended April 30, 2007 (in thousands).

Year Ended April 30, 2007
Stock-based compensation expense:
Cost of product	$468
Cost of service	471
Research and development	3,325
Sales and marketing	3,169
General and administrative	2,067

Total	$9,500

Determining Fair Value under SFAS No. 123(R)

•

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

•

Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of grants, exercises and post-vesting cancellations. Contractual term expirations have not been significant.

•

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

•

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

•

Risk-Free Rate. The risk-free interest rate that we use in the Black-Scholes option valuation model is the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our option grants.

•

Dividends. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model

We used the following assumptions to estimate the fair value of options granted and shares purchased under its employee stock plans and stock purchase plan for year ended April 30, 2007, 2006 and 2005:

	Year Ended April 30,
Stock Options	2007	2006	2005
Risk-free rate	4.9%	4.38%	3.31%
Expected life (in years)	4.63	4.14	4.00
Expected volatility	0.68	0.95	1.20
Expected forfeitures	10%	10%	10%

	Year Ended April 30,
Employee Stock Purchase Plan	2007	2006	2005
Risk-free rate	5.06%	4.38%	2.94%
Expected life (in years)	0.5	1.25	1.25
Expected volatility	0.41	0.71	0.98

The total fair value of options vested during the year ended April 30, 2007 was $10.1 million.

There were 0 and 142,354 shares granted under our employee stock purchase plan during the years ended April 30, 2007 and 2006, respectively. Included in the consolidated statement of operations for the year ended April 30, 2007 was $110,000 in stock-based compensation expense related to the amortization of expenses related to shares granted under our employee stock purchase plan.

As of April 30, 2007, $16.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2011. The weighted average term of the unrecognized stock-based compensation expense is 2.62 years.

The following table provides segregated ranges of stock options outstanding at April 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.05-$ 5.46	461,539	3.68	$3.56	442,601	$3.51
$ 5.60-$ 13.93	477,628	4.73	$9.71	358,903	$8.68
$ 14.18-$ 16.70	608,043	6.89	$15.94	267,311	$15.38
$ 16.73-$ 18.65	409,110	3.06	$17.74	262,151	$17.53
$ 18.96-$ 21.53	590,518	4.67	$20.75	348,785	$20.92
$ 21.60-$ 35.06	386,249	3.07	$28.47	229,208	$27.97
$ 35.15-$ 35.15	380,875	9.48	$35.15	—	$—
$ 36.09-$152.50	405,776	3.28	$67.90	280,430	$79.43
$199.69-$507.50	66,151	3.11	$286.16	66,151	$286.16
$525.00-$525.00	1,000	3.33	$525.00	1,000	$525.00

$ 0.05-$525.00	3,786,889	4.88	$28.22	2,256,540	$30.50

We received $0.6 million, $9.5 million and 1.8 million in cash from option exercises under all stock-based compensation plans for the years ended April 30, 2007, 2006 and 2005, respectively.

We historically estimated the expected life of options using our best estimate of employee exercise behavior at the time. This estimate considered the vesting period for the employee stock options and a reasonable assumption about the post-vesting holding period. Upon adoption of SFAS No. 123(R) on May 1, 2006, we updated this estimate to reflect more recent historical experience of employee stock option exercises and cancellations.

We historically relied exclusively on the historical prices of our common stock in the calculation of expected volatility. Upon adoption of SFAS No. 123(R) on May 1, 2006, we updated this estimate to reflect the volatility of our stock options at the date of grant using a combination of historical and implied volatilities. Historical volatilities are calculated based on the historical prices of our common stock over a period equal to the expected term of our option grants, while implied volatilities are derived from publicly traded options of our common stock.

For the purposes of pro forma disclosures, the estimated fair value of the stock based awards is amortized to expense over the vesting period for options and the offering period for stock purchases under the Employee Stock Purchase Plan.

Note 8. Income Taxes

The domestic and foreign components of earnings (losses) were as follows (in thousands):

	Year Ended April 30,
	2007	2006	2005
U.S.	$(7,843)	$2,899	$4,572
Non-U.S.	1,769	316	201

Total pre-tax earnings (losses)	$(6,074)	$3,215	$4,773

The provision for income taxes of $1.1 million for the year ended April 30, 2007, is primarily related to foreign corporate income taxes currently due, and deferred tax liability recorded for the tax amortization of goodwill related to the acquisition of the NetCache business from Network Appliance. The provision for income taxes of $0.3 million and $0.1 million for the years ended April 30, 2006 and 2005, respectively, is primarily foreign corporate income taxes currently due. The provision for taxes on earnings was as follows (in thousands):

	Year Ended April 30,
	2007	2006	2005
U.S. federal taxes:
Current	$—	$—	$—
Deferred	435	—	—
Non-U.S. taxes:
Current	641	275	117
Deferred	—	—	—
State taxes:
Current	—	—	—
Deferred	48	—	—

Provision for income taxes	$1,124	$275	$117

A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to net income (loss) before income tax provision is summarized as follows (in thousands):

	Year Ended April 30,
	2007	2006	2005
Provision at statutory rate	$(2,126)	$1,125	$1,670
Acquired in-process technology	—	1,155	—
Valuation allowance	979	(2,547)	(1,312)
Stock compensation	1,639	115	(431)
Foreign taxes	641	275	117
Meals & entertainment	131	145	76
Other	(140)	7	(3)

Provision for income taxes	$1,124	$275	$117

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	April 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$39,777	$105,177
Stock compensation	6,146	5,013
Restructuring reserves	(11)	345
Other accruals/reserves	7,732	3,832
Fixed assets	890	1,685
Tax credits	4,395	6,317
Capitalized research and development	14,818	18,377

	73,747	140,746
Valuation allowance	(71,404)	(137,665)

Total deferred tax assets	$2,343	$3,081

Deferred tax liabilities:
Intangibles	$(2,343)	$(3,081)
Goodwill	(483)	—

Total deferred tax liabilities	(2,826)	(3,081)

Net deferred taxes	$(483)	$—

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized in future periods. In evaluating our ability to recover the deferred tax assets we consider all available positive and negative evidence, including operating results, our history of losses and forecasts of future taxable income. We believe that, based on the weight of available evidence, it is more likely than not that we will not be able to realize our deferred tax assets. Therefore, a full valuation allowance has been recorded at April 30, 2007 and 2006. The valuation allowance increased (decreased) by $(66.3) million, $9.7 million and $4.1 million during fiscal years 2007, 2006 and 2005, respectively.

Deferred income tax assets for fiscal 2007 pertaining to net operating losses decreased by $15.7 million due to a change in presentation in accordance with SFAS No. 123(R). These deferred income tax assets resulted from the exercise of employee stock options in prior years and represent excess tax benefits as determined under APB 25. The deferred income tax assets for excess tax benefits had a full valuation allowance against them in prior years. SFAS No. 123(R) prohibits recognition of a deferred income tax asset for an excess tax benefit that has not been realized through a reduction in income taxes payable. In 2007, the company has elected to net its deferred income tax assets for net operating losses and the related valuation allowance for the excess tax determined under APB25.

As of April 30, 2007, we have net operating loss carryforwards for federal income tax purposes of approximately $137.3 million which will expire in fiscal years ending in 2011 through 2027 if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $147.4 million, which will expire in fiscal years ending in 2008 through 2017 if not utilized. We also have federal and California research credit carryforwards of approximately $0.8 million and $5.6 million, respectively. The federal credit will expire in fiscal year 2027 if not utilized. The California credit is not subject to expiration.

Utilization of our net operating loss and credit carryforwards are subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation has resulted in the expiration of the net operating loss and tax credit carryforwards before utilization of approximately $150.3 million and $4.2 million, respectively.

Utilization of federal and state net operating losses of approximately $137.3 million and $147.4 million, respectively, as well as $0.8 million of federal credits are subject to an annual limitation ranging from approximately $1.0 million to $13.3 million.

Our deferred tax assets, which have been offset by the valuation allowance, include deferred tax benefits associated with acquired net operating loss carryforwards. Deferred tax benefits associated with acquired net operating loss and credit carryforwards of approximately $18.3 million when realized, will first reduce goodwill and then noncurrent intangible assets associated with the acquisitions. Any remainder tax benefit would then be a credit to the income statement.

During fiscal 2007 we acquired the assets of the NetCache business from Network Appliance in a taxable asset acquisition. For tax purposes, the goodwill acquired in a taxable asset acquisition is amortized over a period of 15 years, while SFAS No. 142 provides that goodwill cannot be amortized but must be analyzed annually for impairment. In accordance with SFAS No. 109, a deferred tax liability must be recorded to account for this taxable temporary difference and such liability may not be used as a source of income to support deferred tax assets. We have, therefore, recorded a non-cash charge of $0.5 million during the year and a corresponding deferred tax liability on the balance sheet.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of certain foreign subsidiaries aggregating approximately $3.2 million at April 30, 2007; as such earnings have been reinvested in the business. If such earnings were not permanently reinvested, a deferred tax liability of $0.1 million would have been required.

Note 9. Defined Contribution Benefit Plan

We have a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all United States employees. Eligible employees may contribute pre-tax amounts to the plan via payroll withholdings, subject to certain limitations. Effective January 1, 2006, we began matching participant contributions on a dollar for dollar basis up to the lower of 3% of a participant’s eligible compensation or $1,500 per calendar year. Matching contributions are invested in accordance with a participant’s existing investment elections and become fully vested after four years of service. The matching contributions for the year ended April 30, 2007 were approximately $0.5 million.

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

Our Bylaws provide that we shall indemnify our directors to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. They provide that our Board of Directors shall have the discretionary power to indemnify any person other than a director, including our officers. We have also entered into indemnification agreements with certain of our officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We expect to have indemnification obligations to certain current and former officers and directors in connection with matters relating to the stock option investigation, as well as with certain of our outstanding litigation matters.

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

Rent expense was $3.5 million, $3.1 million and $2.9 million for the years ended April 30, 2007, 2006 and 2005, respectively.

As of April 30, 2007, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2008	$258	$3,605	$3,863
2009	—	3,181	3,181
2010	—	2,728	2,728
2011	—	996	996
2012	—	233	233
Thereafter	—	320	320

Total minimum lease payments	$258	$11,063	$11,321

Of the $0.3 million in total operating lease commitments for abandoned facilities, as summarized above, a reserve for $0.2 million has been provided and is included in the captions “Accrued restructuring—current” in the accompanying consolidated balance sheet at April 30, 2007. The remaining $0.1 million represents estimated sublease income.

In July 2001, we commenced a five-year operating lease of a building which served as our research and development facility in Sunnyvale, California. As part of this agreement, we were required to maintain a $2.0 million irrevocable standby letter of credit with a major financial institution as a form of security. This letter of credit provided for automatic annual extensions, without amendment, through the end of the lease term in June 2006. In accordance with the lease agreement, the standby letter of credit was reduced by $0.5 million in each of October 2004 and December 2005, respectively, resulting in the remaining balance of $1.0 million as of April 30, 2006. The letter of credit was classified as “short-term restricted cash equivalents” in the accompanying condensed consolidated balance sheets as of April 30, 2006. The operating lease for this research and development facility was fully paid off and expired in June 2006.

In September 2005, we commenced a five-year operating lease of a building that serves as our headquarters in Sunnyvale, California. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. The letter of credit is secured by deposits and provides for automatic annual extensions, without amendment, through the end of the lease term in August 2010. During the fiscal year 2007, the letter of credit was increased by $0.5 million due to a leasehold improvement, resulting in a balance of $0.9 million as of April 30, 2007. The letter of credit was classified as “Long-term restricted cash” in the accompanying condensed consolidated balance sheets as of April 30, 2007 and April 30, 2006, respectively.

Other

In connection with our NetCache asset acquisition in September 2006, we entered into an escrow agreement pursuant to which we deposited in escrow $4.0 million, primarily to secure certain indemnification obligations of Network Appliance related to this transaction. As of April 30, 2007, the balance in this escrow account was $4.1 million and classified as “Short-term restricted cash equivalents” in the accompanying condensed consolidated balance sheets as of April 30, 2007.

In addition, we have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due in fiscal 2008. Our minimum obligation at April 30, 2007 under these arrangements was $8.2 million.

Note 11. Litigation

With regard to the matters discussed below, although we cannot predict whether the IPO allocation cases will settle as proposed, and cannot predict the outcome of the derivative litigation, the SEC and other regulatory investigations, or the eSoft patent litigation, the costs of defending these matters (including, as applicable, our obligations to indemnify current or former officers, directors, or employees) could have a material adverse effect on our results of operations and financial condition.

Periodically, we review the status of each significant matter and assess potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, we are unable to make a reasonable estimate of the liability that could result from any pending litigation described above and no accrual was recorded in our balance sheet as of April 30, 2007. As additional information becomes available, we will reassess the probability and potential liability related to pending litigation, which could materially impact our results of operations and financial condition.

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

We answered the amended complaint denying infringement and contending that eSoft’s patent was invalid. In addition, we have requested the United States Patent Office to initiate inter partes reexamination proceedings for the ‘773 Patent in light of a number of prior art references not considered by the patent examiner during the original prosecution of the patent application. That request has been granted and the reexamination proceedings are now underway. The District Court has stayed the litigation pending the outcome of these proceedings and no trial date has been set.

On October 31, 2006, eSoft filed a complaint for declaratory relief seeking a determination that our U.S. Patent 7,103,794 was invalid and/or that eSoft’s products did not infringe same. We answered this complaint on November 22, 2006, denying eSoft’s contentions, and, in a counterclaim, asserted our ‘794 Patent against eSoft’s InstaGate and ThreatWall Security Gateways. This case is also pending in the U.S. District Court for the District of Colorado and likewise has been stayed pending the outcome of the reexamination of the ‘773 Patent. No trial date has been set.

IPO Allocation Litigation.

Beginning on May 16, 2001, a series of putative securities class actions were filed in the United States District Court for the Southern District of New York against the firms that underwrote our initial public offering, us, and some of our officers and directors. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation, Civil Action No. 1-01-CV-5143. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92, with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’s of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO.

The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied our motion to dismiss the claims against us. The litigation is now in discovery. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the issuer and individual defendants (including us). In exchange for this dismissal, D&O insurance carriers for the issuer and individual defendants would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement. The court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On April 6, 2007, the Court of Appeals issued an Order denying rehearing, but stating that the Court’s prior decision did not “preclude … the [plaintiffs] from returning to the District Court to seek certification of a more modest class.” We are not one of the test cases and it is unclear what impact this will have on the class certified in our case or upon the agreed upon settlement.

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

Regulatory Investigations

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

On December 21, 2006, Blue Coat entered into an Assurance of Discontinuance (“AOD”) with the Attorney General of the State of New York, Internet Bureau (“OAG”), resolving an inquiry by the OAG into certain business practices of Blue Coat. Pursuant to the AOD, and without admitting the OAG’s findings or any violation of law, Blue Coat agreed that (1) for any Blue Coat product or service that will or may be distributed to a New York consumer or used in New York, Blue Coat will not include in its licensing agreement a “Restriction Clause” preventing the purchaser from publishing the results of any comparative test of Blue Coat’s products or services without Blue Coat’s express written consent; and (2) Blue Coat will not enforce, attempt to enforce or threaten to enforce any Restriction Clause contained in a previously distributed License Agreement against any New York party. Blue Coat has paid $30,000 to the OAG in connection with the AOD.

Note 12. Geographic and Product Category Information Reporting

We conduct business in one operating segment to design, develop, market and support proxy appliances in support of the Secure Internet Gateway and WAN Application Delivery markets. Our chief operating decision maker, our chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying consolidated financial statements. Our revenue consists of two product categories: product and service. Total international revenue consists of sales from our U.S. operations to non-affiliated customers in other geographic regions. During fiscal 2007, 2006 and 2005, there were no intra-company sales, and no material long-lived assets were located in our foreign subsidiaries.

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

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Year Ended April 30,
	2007		2006 (1)		2005 (1)
	$	%	$	%	$	%
North America	$82,812	46.6%	$70,866	50.0%	$48,951	50.9%
EMEA (2)	66,323	37.3	53,858	38.0	29,452	30.6
CALA (3)	1,611	0.9	377	0.3	696	0.7
Asia	26,954	15.2	16,621	11.7	17,087	17.8

Total net revenue	$177,700	100.0%	$141,722	100.0%	$96,186	100.0%

(1)	Amounts for 2006 and 2005 have been reclassified to conform to current year presentation.
(2)	Europe, Middle East, and Africa (“EMEA”)
(3)	Central America and Latin America (“CALA”)

The following is a summary of net revenue by product category (in thousands):

	Year Ended April 30,
	2007		2006		2005
	$	%	$	%	$	%
Product	$136,770	77.0%	$116,083	81.9%	$78,495	81.7%
Service	40,930	23.0	25,639	18.1	17,691	18.3

Total net revenue	$177,700	100.0%	$141,722	100.0%	$96,186	100.0%

The following table presents a summary of long-lived assets as of April 30, 2007 and 2006 by geographic area:

	April 30,
	2007	2006
Long-Lived Assets:
Property and equipment, net
United States	$8,102	$6,931
International	1,207	1,128

Subtotal	9,309	8,059
Identifiable intangible assets, net United States	6,650	7,758

Subtotal	6,650	7,758
Total Long-Lived Assets	$15,959	$15,817

Note 13. Selected Quarterly Financial Data (Unaudited)

A summary of our quarterly consolidated financial results is as follows (in thousands, except per share data):

	Three Months Ended
	July 31, 2006	October 31, 2006	January 31, 2007	April 30, 2007
Net revenue	$36,415	$39,705	$47,108	$54,472
Gross profit	26,165	29,583	34,868	41,336
Net income (loss)	(3,137)	(3,344)	42	(759)
Basic net income (loss) per common share	$(0.22)	$(0.23)	$0.00	$(0.05)
Diluted net income (loss) per common share	$(0.22)	$(0.23)	$0.00	$(0.05)

	Three Months Ended
	July 31, 2005	October 31, 2005	January 31, 2006	April 30, 2006(1)
Net revenue	$33,368	$36,702	$35,517	$36,135
Gross profit	22,885	26,021	25,175	24,593
Net income (loss)	1,129	2,058	2,702	(2,949)
Basic net income (loss) per common share	$0.09	$0.16	$0.21	$(0.21)
Diluted net income (loss) per common share	$0.08	$0.14	$0.18	$(0.21)

(1)	The fourth quarter of fiscal 2006 results include a $3.3 million write-off of acquired in-process technology in connection with the Permeo acquisition

Note 14. Subsequent events

On June 12, 2007, our Board of Directors approved the 2007 New Employee Stock Incentive Plan (the “2007 Plan”). The 2007 Plan was adopted for the purpose of granting employment inducement awards to newly hired employees, as contemplated by Marketplace Rule 4350(i)(1)(A)(iv) of The NASDAQ Stock Market, Inc. (“NASDAQ”). The 2007 Plan became effective immediately after approval. In accordance with the exemption provided by the NASDAQ rule, the 2007 Plan was adopted without shareholder approval. There are 400,000 shares of common stock authorized for issuance under the 2007 Plan. The 2007 Plan is administered by the Compensation Committee and, as applicable, the Stock Option Committee of our Board.

As a result of our investigation into our historical stock option granting practices, we determined that the measurement dates for a number of stock option grants made by us during the period from November 1999 to

May 2006 differed from the measurement dates previously used to account for such grants, which resulted in a lower exercise price for those options than the fair market value on the actual grant date. As such, the affected stock options were deemed, for accounting purposes, to have been issued at a discount, which could expose the holders of those options to potentially adverse tax consequences under Section 409A of the Internal Revenue Code and state law equivalents. We offered certain individuals the opportunity to increase the exercise price of the discounted options to the fair market value on the actual grant date of that option, in order to avoid the potentially adverse tax consequences. As a result of the offer, we amended outstanding options covering 894,040 shares of our common stock. In addition, the participants whose options were amended are now eligible for special cash bonuses in the aggregate amount of $2,683,200 to compensate them for the higher exercise prices per share in effect for their amended options. As current guidance under Section 409A requires that the cash bonus not be paid in the same year in which the options are amended, the cash bonus will be paid in January 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at as of April 30, 2007, the end of the period covered by this Annual Report on Form 10-K.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended April 30, 2006, filed with the SEC on March 28, 2007, our management concluded that there was a material weakness in our internal control over financial reporting on April 30, 2006, with regard to our accounting for, and disclosure of, stock-based compensation and related payroll taxes. Specifically, we lacked adequate controls to ensure that all actions necessary for the grant of stock options had been completed as of the stated grant date.

As of the date of this filing, in addition to the corrective actions disclosed in our Form 10-K for the fiscal year ended April 30, 2006, and in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2007, each of which was filed on March 28, 2007, management has initiated or completed the following additional corrective actions:

•

We revised and implemented the previously approved Equity Award Policy (“EAP”), which is posted on our Web site. The EAP institutes a number of changes in the manner in which we award equity to employees and directors. Many of the changes in our practices were implemented during the fourth quarter of fiscal 2007.

•

In addition to the EAP, in May 2007, our Board of Directors adopted a charter for the Stock Option Committee, which is posted on our Web site and sets forth the types of awards that can be approved and the procedures that need to be followed for approval by that Committee.

•	The Chairman of our Board of Directors attended the Directors’ College at Stanford Law School, a program accredited by Institutional Shareholder Services, in June 2007.

•	We developed an annual plan and budget for employee equity awards for fiscal 2008 that was reviewed and approved by the Compensation Committee of our Board of Directors in June 2007.

•	We employed a new general counsel in April 2007, with experience in corporate governance and public reporting matters, and who reports directly to our Chief Executive Officer.

•

Under the direction of our Chief Executive Officer, we have commenced development of a curriculum for cross-functional training of all personnel responsible for or involved with stock administration and equity awards, including members of the Finance, Human Resources and Legal Departments, and all executive officers. We intend to provide the training during the second quarter of fiscal 2008.

•

In May 2007, we reallocated the Committee assignments of the members of our Board of Directors to even out the demands placed upon the members, to utilize the particular strengths of individual members, and to ensure that important matters are monitored sufficiently.

Other than the corrective actions noted above, there has been no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Blue Coat Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Blue Coat Systems, Inc. (the “Company”) maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Blue Coat Systems, Inc. maintained effective internal control over financial reporting as of April 30 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Blue Coat Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on the COSO criteria.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blue Coat Systems, Inc. at April 30, 2007 and 2006, and the consolidated statements of operations, stockholders’ equity, and cash flows for each of three years in the period ended April 30, 2007 and our report dated July 10, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

July 10, 2007

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors. The information under the caption “Nominees for Directors,” appearing in the Proxy Statement, is hereby incorporated by reference.

(b) Identification of Executive Officers and Certain Significant Employees. The information under the caption “Executive Officers,” appearing in the Proxy Statement, is hereby incorporated by reference.

(c) Compliance with Section 16(a) of the Exchange Act. The information under the caption “Compliance with Section 16(a) of the Exchange Act,” appearing in the Proxy Statement, is hereby incorporated by reference.

(d) Code of Ethics. The information under the caption “Code of Business Conduct,” appearing in the Proxy Statement, is hereby incorporated by reference.

(e) Audit Committee. The information under the caption “Audit Committee,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 11. Executive Compensation

The information under the caption “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions,” and “Independence of Directors,” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information under the caption “Audit Committee Report,” appearing in the Proxy Statement, is hereby incorporated by reference.

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

BLUE COAT SYSTEMS, INC.
(Registrant)

July 13, 2007	By:	/s/ BRIAN M. NESMITH
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRIAN M. NESMITH Brian M. NeSmith	President, Chief Executive Officer and Director (Principal Executive Officer)	July 13, 2007

/s/ KEVIN S. ROYAL Kevin S. Royal	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	July 13, 2007

/s/ DAVID W. HANNA David W. Hanna	Chairman of the Board and Director	July 13, 2007

/s/ JAMES A. BARTH James A. Barth	Director	July 13, 2007

/s/ KEITH B. GEESLIN Keith B. Geeslin	Director	July 13, 2007

/s/ TIMOTHY A. HOWES Timothy A. Howes	Director	July 13, 2007

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2003, by and among Blue Coat Systems, Inc., Riga Corp., Ositis Software, Inc., Vilis Ositis and Liana Abele (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 28, 2003)

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 16, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.3	Amendment Number 1 to Agreement and Plan of Merger and Reorganization, dated as of October 5, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 30, 2005, by and among Blue Coat Systems, Inc., Permeo Technologies, Inc., Pivot Acquisition Corp., and Chris Pacitti, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on January 4, 2006)

2.5	Asset Purchase Agreement, dated as of June 22, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

2.6	Amendment to Asset Purchase Agreement, dated as of September 8, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on September 11, 2006)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.3	Certificate of Ownership and Merger of Blue Coat Systems, Inc. with and into CacheFlow Inc. (which is incorporated herein by reference to Exhibit 3.3 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.5	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.2	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.3 of Form 10-K filed by the Registrant with the Commission on July 29, 2003)

9.1	Voting Agreement, dated as of June 22, 2006, by and among Blue Coat Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., Sequoia Capital Growth Fund III, Sequoia Capital Growth Partners III and Sequoia Capital Growth III Principals Fund (which is incorporated herein by reference to Exhibit 9.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

Number	Description
10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.6	Commercial lease agreement between Registrant, the Arrillaga Foundation and the Perry Foundation, dated July 14, 1998 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.7	Commercial lease agreement between Registrant and Zetron Properties, Inc., dated April 20, 2000 (which is incorporated herein by reference to Exhibit 10.7 of Form 10-K filed by the Registrant with the Commission on July 16, 2001)

10.8	Commercial lease agreement between CacheFlow Canada and Wiebe Property Corporation Ltd., dated May 1, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.9	Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

10.10	2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

10.11	SpringBank Networks, Inc. 2000 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

10.12	Entera, Inc. 1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.13	Entera, Inc. 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.14	Offer Letter with David de Simone (which is incorporated herein by reference to Exhibit 10.24 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.15	Common Stock Purchase Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.16	Registration Rights Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.17	Technology License And Settlement Agreement dated October 29, 2003 by and between Network Caching Technology L.L.C and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.18	Source Code License & Services Agreement, effective August 12, 2004, by and between Blue Coat Systems, Inc. and Flowerfire, Inc. (which is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Commission on September 9, 2004)

10.19	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under the Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

Number	Description
10.20	Employment Agreement between Blue Coat Systems, Inc. and Kevin Royal dated as of March 31, 2005 (which is incorporated herein by reference to Exhibit 10.32 of Form 10-K filed by the Registrant with the Commission on July 14, 2005)

10.21	Separation Agreement between Blue Coat Systems, Inc. and Robert Verheecke dated as of April 29, 2005 (which is incorporated herein by reference to Exhibit 10.33 of Form 10-K filed by the Registrant with the Commission on July 14, 2005)

10.22	Cerberian, Inc. 2000 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.22 of Form 10-K filed by the Registrant with the Commission on March 28, 2007)

10.23	Permeo Technologies, Inc. 2001 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.23 of Form 10-K filed by the Registrant with the Commission on March 28, 2007)

10.24	Series A Preferred Stock Purchase Agreement dated as of June 22, 2006, by and among Blue Coat Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., Sequoia Capital Growth Fund III, Sequoia Capital Growth Partners III and Sequoia Capital Growth III Principals Fund (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

10.25	Investors’ Rights Agreement dated as of June 22, 2006, by and among Blue Coat Systems, Inc., Francisco Partners II, L.P., Francisco Partners Parallel Fund II, L.P., Sequoia Capital Growth Fund III, Sequoia Capital Growth Partners III and Sequoia Capital Growth III Principals Fund (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

10.27	Separation Agreement between Blue Coat Systems, Inc. and Tom Ayers, dated as of November 20, 2006 (which is incorporated by reference to Exhibit 10.27 of Form 10-Q for the period ending January 31, 2007, filed by the Registrant with the Commission on March 28, 2007)

10.28	2006 Profit Sharing Plan (which is incorporated by reference to Exhibit 10.28 of Form 10-Q for the period ending January 31, 2007, filed by the Registrant with the Commission on March 28, 2007)

10.29	Offer Letter with Kevin Biggs, dated as of December 3, 2006 (which is incorporated by reference to Exhibit 10.29 of Form 10-Q for the period ending January 31, 2007, filed by the Registrant with the Commission on March 28, 2007)

10.30	Offer Letter with Betsy E. Bayha, dated as of March 27, 2007.

10.31	2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.32	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.33	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement used to evidence restricted stock awarded under Blue Coat Systems, Inc. 2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.34	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement used to evidence restricted stock awarded under Blue Coat Systems, Inc. 1999 Stock Incentive Plan

10.35	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 2000 Supplemental Stock Option Plan

10.36	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 1999 Director Option Plan

21.1	Subsidiaries

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

Number	Description
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule II

BLUE COAT SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Year Ended April 30,	Balance at Beginning of Period	Additions - (Reductions) to Costs and Expenses	Deductions	Balance at End of Period
2005	$540,000	$(330,000)	$25,000	$235,000
2006	235,000	(19,468)	(70,532)	145,000
2007	145,000	15,000	—	160,000