Form 10-Q
period 2007-07-31
BLUE COAT SYSTEMS INC
filed 2007-09-10
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 31, 2007
Common Stock, par value $.0001	16,179,723

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, and other materials accompanying this quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels; the impact of quarterly fluctuations of revenue and operating results; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the expansion of our direct and indirect sales forces and marketing activities; the recording of amortization of acquired technology and stock-based compensation; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

The forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause industry and market trends, or our actual results, level of activity, performance or achievements, to be materially different from any future trends, results, level of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks, uncertainties and other factors, see the “Risk Factors” section under part II, Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update forward-looking statements to reflect new information or events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	July 31, 2007	April 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,201	$50,013
Short-term investments	36,758	43,874
Restricted cash equivalents	4,168	4,120
Accounts receivable, net of allowance of $124 and $160, respectively	33,055	32,079
Inventories	317	489
Prepaid expenses and other current assets	6,830	7,536

Total current assets	157,329	138,111
Property and equipment, net	10,584	9,309
Restricted cash	861	861
Goodwill	92,243	92,243
Identifiable intangible assets, net	6,240	6,650
Other assets	1,452	1,500

Total assets	$268,709	$248,674

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,714	$12,051
Accrued payroll and related benefits	17,938	11,710
Deferred revenue	45,912	41,910
Accrued restructuring	163	238
Other accrued liabilities	4,706	5,808

Total current liabilities	76,433	71,717
Deferred revenue, less current portion	14,887	13,858
Deferred rent, less current portion	1,453	1,585
Deferred income tax liabilities	546	483
Other non-current liabilities	569	563

Series A redeemable convertible preferred stock; $0.0001 par value; 42 authorized; 42 issued and outstanding at July 31, 2007 and April 30, 2007, respectively (Aggregate liquidation preference: $42,060)	41,879	41,879

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 15,863 and 15,109 shares issued and outstanding at July 31, 2007 and April 30, 2007, respectively	2	2
Additional paid-in capital	1,040,109	1,028,409
Treasury stock, at cost; 138 shares held at July 31, 2007 and April 30, 2007, respectively	(903)	(903)
Accumulated deficit	(906,288)	(908,930)
Accumulated other comprehensive income	22	11

Total stockholders’ equity	132,942	118,589

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$268,709	$248,674

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2007	2006
Net revenue:
Product	$48,076	$27,260
Service	14,327	9,155

Total net revenue	62,403	36,415
Cost of net revenue:
Product	9,819	7,217
Service	4,792	3,033

Total cost of net revenue	14,611	10,250

Gross profit	47,792	26,165

Operating expenses:
Research and development	11,615	9,180
Sales and marketing	28,614	14,419
General and administrative	5,682	6,174
Amortization of intangible assets	112	188

Total operating expenses	46,023	29,961

Operating income (loss)	1,769	(3,796)
Interest income	1,247	897
Other expense	(43)	(120)

Income (loss) before income taxes	2,973	(3,019)
Provision for income taxes	331	118

Net income (loss)	$2,642	$(3,137)

Net income (loss) per common share:
Basic	$0.17	$(0.22)

Diluted	$0.14	$(0.22)

Weighted average shares used in computing net income (loss) per common share:
Basic	15,212	14,340

Diluted	19,410	14,340

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended July 31,
	2007	2006
Operating Activities
Net income (loss)	$2,642	$(3,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,238	853
Amortization	493	531
Stock-based compensation	4,840	2,944
Gain on disposition of equipment	—	(69)
Changes in operating assets and liabilities:
Accounts receivable, net	(976)	(7,853)
Inventories	172	13
Prepaid expenses and other current assets	706	(1,091)
Other assets	(35)	—
Accounts payable	(4,337)	436
Accrued payroll and related benefits	3,545	(728)
Other accrued liabilities	(1,117)	1,791
Restructuring accrual	(75)	(272)
Deferred rent	(111)	79
Deferred income tax liabilities	63	—
Deferred revenue	5,031	8,075

Net cash provided by operating activities	12,079	1,572

Investing Activities
Purchases of investment securities	(29,077)	(45,834)
Sales and maturities of investment securities	36,156	6,196
Purchases of property and equipment	(2,513)	(1,668)
Sales of property and equipment	—	70

Net cash provided by (used in) investing activities	4,566	(41,236)

Financing Activities
Net proceeds from issuance of common stock	9,543	35
Net proceeds from sales of Series A redeemable convertible preferred stock	—	41,843

Net cash provided by financing activities	9,543	41,878

Net increase in cash and cash equivalents	26,188	2,214
Cash and cash equivalents at beginning of period	50,013	46,990

Cash and cash equivalents at end of period	$76,201	$49,204

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Blue Coat Systems, Inc. and those of our subsidiaries, all of which are wholly owned. All inter-company balances and transactions have been eliminated.

The functional currency of our domestic and foreign operations is the United States dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition and results of operations from local currencies into the functional currency, are included in “other income (expense)” in the accompanying condensed consolidated statements of operations. These amounts were not material during three months ended July 31, 2007 and 2006, respectively.

The condensed consolidated financial statements for the three months ended July 31, 2007 and 2006, respectively, include the accounts and operating results of the NetCache business acquired from Network Appliance Inc., beginning September 11, 2006.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to our condensed consolidated financial condition and results of operations.

Revenue Recognition

Our products include software that is essential to the functionality of the appliances. Additionally, we provide unspecified software upgrades and enhancements related to the appliances through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. We recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable and collectibility is reasonably assured.

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

For sales made direct to end-users and value-added resellers, we recognize product revenue upon transfer of title and risk of loss, which is generally upon shipment. We do not accept orders from these value-added resellers when we are aware that the value-added reseller does not have an order from a customer. For the end-users and value-added resellers, we do not have significant obligations for future performance such as rights of return or pricing credits.

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

Inventories, net, consisted of the following (in thousands):

	July 31, 2007	April 30, 2007
Raw materials	$118	$262
Finished goods	199	227

Total	$317	$489

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies if potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the impairment test since we have only one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2007 and concluded that no impairment existed at April 30, 2007. For the three months ended July 31, 2007, there have been no significant events or change of circumstances affecting the valuation of goodwill.

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

Changes in our warranty obligations, which are included in “Other accrued liabilities,” for the three months ended July 31, 2007 and 2006, respectively, were as follows (in thousands):

	Three Months Ended July 31,
	2007	2006
Beginning balances	$459	$319
Warranties issued during the period	472	319
Settlements made during the period	(459)	(319)

Ending balances	$472	$319

Income Taxes

On May 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

We record a valuation allowance to reduce our deferred tax assets to an amount that we estimate is more likely than not to be realized. We consider estimated future taxable income and prudent tax planning strategies in determining the need for a valuation allowance. When we deem that it is more likely than not that all tax attributes will be fully supportable by either refundable income taxes or future taxable income, the reduction in valuation allowance will result in a discrete event during the quarter that it occurs. Likewise, should we determine that we are not able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would be charged to earnings in the period such determination was made.

Stock-Based Compensation

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No.123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended July 31, 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No.123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No.123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No.123(R). We have applied the provisions of SAB No.107 in its adoption of SFAS No.123(R).

We estimate the fair value of stock options granted using the Black-Scholes option valuation model. For options granted before May 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after May 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

In November 2005, the FASB issued FASB Staff Position No. FAS123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123(R)-3”). We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and our Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS No.123(R).

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate debt securities and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents and short-term investments in our condensed consolidated balance sheets as of July 31, 2007 and April 30, 2007, respectively. We believe the financial risks associated with these financial instruments are minimal. We have not experienced material losses from our investments in these securities.

Generally, we do not require collateral for sales to customers. However, we perform on-going credit valuations of our customers’ financial condition and maintain an allowance for doubtful accounts. Westcon Group Inc. is a distributor that accounted for 11.4% of our net revenue during the three months ended July 31, 2007. No customer accounted for more than 10.0% of our net revenue during the three months ended July 31, 2006. As of July 31, 2007 and April 30, 2007, no customer accounted for more than 10.0% of gross accounts receivable, respectively.

We currently purchase several key parts and components used in the manufacture of our products from a limited number of suppliers. Generally we have been able to obtain an adequate supply of such parts and components. However, an extended interruption in the supply of parts and components currently obtained from our suppliers could adversely affect our business and condensed consolidated financial statements.

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

Significant components of our comprehensive income (loss) are as follows (in thousands):

	Three Months Ended July 31,
	2007	2006
Net income (loss)	$2,642	$(3,137)
Unrealized gain on available-for-sale securities	11	1

Comprehensive income (loss)	$2,653	$(3,136)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for our fiscal year beginning May 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our condensed consolidated financial statements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for our fiscal year beginning May 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our condensed consolidated results of operations and financial condition, but do not expect it to have a material impact.

Note 2. Stock-based Compensation

We have adopted several stock incentive plans providing stock-based awards to employees, directors, advisors and consultants, including stock options and restricted stock awards. We also have an Employee Stock Purchase Plan (“ESPP”), which enables employees to purchase shares of our common stock.

Impact of the Adoption of SFAS 123(R)

See Note 1 for a description of our adoption of SFAS 123(R), “Share-Based Payment,” on May 1, 2006. The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and our ESPP that we recorded in the condensed consolidated statements of operations in accordance with SFAS 123(R) for the three months ended July 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended July 31, 2007	Three Months Ended July 31, 2006
Stock-based compensation expense:
Cost of product	$268	$134
Cost of service	227	137
Research and development	1,686	939
Sales and marketing	1,637	1,023
General and administrative	1,022	711

Total	$4,840	$2,944

As a result of our investigation into our historical stock option granting practices, we determined that the measurement dates for a number of stock option grants made by us during the period from November 1999 to May 2006 differed from the measurement dates previously used to account for such grants, which resulted in a lower exercise price for those options than the fair market value on the actual grant date. As such, certain affected stock options were deemed, for accounting purposes, to have been issued at a discount, which could expose the holders of those options to potentially adverse tax consequences under Section 409A of the Internal Revenue Code and state law equivalents. We offered certain individuals the opportunity to increase the exercise price of the discounted options to the fair market value on the actual grant date of that option in order to avoid the potentially adverse tax consequences. As a result of the offer, we amended outstanding options covering 894,040 shares of our common stock. In addition, the participants whose options were amended are now eligible for special cash bonuses in the aggregate amount of $2.7 million to compensate them for the higher exercise prices per share in effect for their amended options. The impact of the bonus, which was recorded during the first quarter of fiscal 2008, resulted in a decrease to additional paid-in capital of $1.2 million, an increase in stock-based compensation expense of $1.5 million and an increase in payroll tax expenses of $0.2 million. Under Section 409A, the cash bonus cannot be paid in the same calendar year in which the options are amended. As a result, the cash bonus will be paid in January 2008.

Determining Fair Value

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

•

Dividends. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model

We used the following assumptions to estimate the fair value of options granted and shares purchased under our employee stock purchase plan for the three months ended July 31, 2007 and 2006:

	Stock Options Three months ended July 31,		Employee Stock Purchase Plan Three months ended July 31,
	2007	2006	2007	2006
Risk-free rate	4.98%	5.22%	5.06%	—
Expected dividend yield	—	—	—	—
Expected life (in years)	4.63	4.63	0.5	—
Expected volatility	0.61	0.76	0.41	—
Expected forfeitures	10%	10%	—	—

As of July 31, 2007, there was approximately $27.8 million and $0.2 million of unrecognized stock-based compensation expense, related to stock option grants and ESPP awards, which will be recognized over the remaining weighted average vesting period of approximately 2.56 years and 0.1 years, respectively.

The cost of restricted stock is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which is generally four years. As of July 31, 2007, there was approximately $5.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock, which will be recognized over the remaining weighted average vesting period of approximately 3.8 years.

2007 New Employee Stock Incentive Plan

On June 12, 2007, the Board of Directors approved the 2007 New Employee Stock Incentive Plan (the “2007 Plan”), under which 400,000 shares of common stock were reserved for issuance. The Plan was adopted for the purpose of granting employment inducement awards to newly hired employees. In accordance with the exemption provided by NASDAQ Marketplace Rule 4350(i)(l)(A)(iv), the Plan was adopted without shareholder approval. The Plan automatically will terminate on the tenth anniversary of the adoption of the Plan. We have announced our intention to terminate the Plan in the event a new employee equity incentive plan is approved by our stockholders at our next annual meeting.

Note 3. Balance Sheet Details

Cash Equivalents and Investments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices.

The following is a summary of cash, cash equivalents and available-for-sale securities as of July 31, 2007 and April 30, 2007, respectively (in thousands):

	As of July 31, 2007			As of April 30, 2007
	Amortized Cost	Unrealized Gain	Estimated Fair Value	Amortized Cost	Unrealized Loss	Estimated Fair Value
Cash	$1,161	$—	$1,161	$737	$—	$737
Money market funds	52,305	—	52,305	37,500	—	37,500
Commercial paper	44,362	1	44,363	33,675	—	33,675
Corporate securities	12,456	3	12,459	16,244	1	16,245
Government securities	3,976	16	3,992	2,977	9	2,986
Auction rate preferred securities	3,706	2	3,708	7,724	1	7,725

	$117,966	$22	$117,988	$98,857	$11	$98,868

Reported as:
Cash and cash equivalents			$76,201			$50,013
Short-term investments			36,758			43,874
Short-term restricted cash equivalents			4,168			4,120
Long-term restricted cash			861			861

			$117,988			$98,868

The following is a summary of the cost and estimated fair value of cash, cash equivalents and available-for-sale securities at July 31, 2007, by contractual maturity (in thousands):

	July 31, 2007
	Amortized Cost	Estimated Fair value
Mature in one year or less	$117,966	$117,988

In the table above, we reflected the duration of $3.7 million of auction rate securities based on their reset feature. Rates in these securities typically reset in one year or less.

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

Intangible Assets

Our acquired intangible assets are as follows (in thousands):

July 31, 2007	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(2,282)	$3,749
Core technology	5 years	2,929	(1,657)	1,272
Customer relationships	5-7 years	2,023	(804)	1,219

Total		$10,983	$(4,743)	$6,240

April 30, 2007	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(2,114)	$3,917
Core technology	5 years	2,929	(1,511)	1,418
Customer relationships	5-7 years	2,023	(708)	1,315

Total		$10,983	$(4,333)	$6,650

Total amortization expense for the identifiable intangible assets was approximately $0.4 million and $0.5 million for the three months ended July 31, 2007 and 2006, respectively. As of July 31, 2007, we had no identifiable intangible assets with indefinite lives. The weighted average life of identifiable intangible assets was 6.3 years as of July 31, 2007 and 2006, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2008 (remaining nine months)	$1,229
2009	1,557
2010	1,197
2011	869
2012	781
Thereafter	607

$6,240

Restructuring Accrual

As of July 31, 2007, substantially all actions under the February 2002, August 2001, and February 2001 restructuring plans were completed, except for payment of future rent obligations of $0.2 million, which are to be paid in cash through fiscal year 2008. We incurred restructuring charges, comprised of employee severance costs, facilities closures and lease abandonment costs, and contract termination costs, to significantly reduce operating expenses and to further align our cost structure with market conditions, future revenue expectations and planned future product direction. Various adjustments to the restructuring accrual have been made to date for abandoned space as a result of changes to market information included in our original estimates. There were no significant changes in estimates on sublease income related to these facilities during the three month ended July 31, 2007.

The following table summarizes restructuring activity during the three months ended July 31, 2007:

Abandoned Lease Space Accrual
Balances as of April 30, 2007	$238
Cash payments	(75)

Balances as of July 31, 2007	163
Less: current portion	163

Long-term restructuring accrual	$—

Note 4. Per Share Amounts

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

For the three months ended July 31, 2007 and 2006, approximately 0.4 million and 1.9 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive as their exercise prices were greater than or equal to the average market price of the common shares during the respective periods.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended July 31,
	2007	2006
Net income (loss) available to common stockholders	$2,642	$(3,137)
Basic:
Weighted average common shares used in computing basic net income per common share	15,212	14,340

Basic income (loss) per common share	$0.17	$(0.22)

Diluted:
Weighted average common shares used in computing basic net income per common share	15,212	14,340
Add: Weighted average employee stock options, and warrants	1,742	—
Add: Other weighted average dilutive potential common stock	56	—
Add: Series A Redeemable Convertible Preferred Stock ( as converted)	2,400	—

Weighted average common shares used in computing diluted net income per common share	19,410	14,340

Diluted income (loss) per common share	$0.14	$(0.22)

Note 5. Commitments

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

As of July 31, 2007, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Abandoned	In Use	Total
2008 (remaining nine months)	$124	$2,687	$2,811
2009	—	3,194	3,194
2010	—	2,737	2,737
2011	—	1,003	1,003
2012	—	233	233

Year ending April 30,	Abandoned	In Use	Total
Thereafter	—	320	320

Total minimum lease payments	$124	$10,174	$10,298

Rent expense was $1.0 million and $0.8 million for the three months ended July 31, 2007 and 2006, respectively. For the total operating lease commitments for abandoned facilities, as summarized above, a reserve for $0.2 million has been provided and is included in the captions “Accrued restructuring reserve” in the accompanying condensed consolidated balance sheet at July 31, 2007.

In September 2005, we commenced a five-year operating lease of a building that serves as our headquarters in Sunnyvale, California. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. The letter of credit is secured by deposits and provides for automatic annual extensions, without amendment, through the end of the lease term in August 2010. During the fiscal year 2007, the letter of credit was increased by $0.5 million due to a leasehold improvement, resulting in a balance of $0.9 million as of April 30, 2007. There was no change incurred for the three months ended July 31, 2007. The deposits securing the letter of credit are classified as “Long-term restricted cash” in the accompanying condensed consolidated balance sheets as of July 31, 2007 and April 30, 2007, respectively.

Other

In connection with our NetCache asset acquisition in September 2006, we entered into an escrow agreement pursuant to which we deposited in escrow $4.0 million, primarily to secure certain indemnification obligations of Network Appliance related to this transaction until December 2008. As of July 31, 2007 and April 30, 2007, the balance in this escrow account grew to $4.2 million and $4.1 million, respectively, due to accumulating interest. Such amount is classified as “Short-term restricted cash equivalents” in the accompanying condensed consolidated balance sheets as of July 31, 2007 and April 30, 2007, respectively.

As a result of our investigation into our historical stock option granting practices, we determined that the measurement dates for a number of stock option grants made by us during the period from November 1999 to May 2006 differed from the measurement dates previously used to account for such grants, which resulted in a lower exercise price for those options than the fair market value on the actual grant date. As such, for certain, affected stock options were deemed, for accounting purposes, to have been issued at a discount, which could expose the holders of those options to potentially adverse tax consequences under Section 409A of the Internal Revenue Code and state law equivalents. We offered certain individuals the opportunity to increase the exercise price of the discounted options to the fair market value on the actual grant date of that option, in order to avoid the potentially adverse tax consequences. As a result of the offer, we amended outstanding options covering 894,040 shares of our common stock. In addition, the participants whose options were amended are now eligible for special cash bonuses in the aggregate amount of $2.7 million to compensate them for the higher exercise prices per share in effect for their amended options. The impact of the bonus, which was recorded during the first quarter of fiscal 2008, resulted in a decrease to additional paid-in capital of $1.2 million, an increase in stock-based compensation expense of $1.5 million and an increase in payroll tax expenses of $0.2 million. Under Section 409A, the cash bonus can not be paid in the same calendar year in which the options are amended. As a result, the cash bonus will be paid in January 2008.

In addition, we have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due in fiscal 2009. Our minimum obligation at July 31, 2007 under these arrangements was $7.1 million.

Note 6. Income Taxes

The estimated annual effective tax rate for fiscal 2008 is expected be approximately 7.5%. The provision is primarily foreign corporate income taxes currently due, U.S. taxes related to the acquisition of the NetCache business from Network Appliance, Inc. and U.S. alternative minimum taxes. The primary difference between the estimated annual effective tax rate of 7.5% and the federal statutory tax rate relates to the projected utilization of net operating loss carryforwards. The provision for income taxes for the three months ended July 31, 2007 was $331,000.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted FIN 48 effective May 1, 2007. As a result of the implementation of FIN 48, we did not recognize a cumulative adjustment to the May 1, 2007 balance of retained earnings as the amount was deemed immaterial.

As of May 1, 2007, we have unrecognized tax benefits of approximately $2.2 million. Included in the balance of unrecognized tax benefits as of May 1, 2007, is approximately $1.4 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate and approximately $200k of tax benefits that, if recognized, would result in an adjustment to goodwill.

In accordance with FIN 48, paragraph 19, we have decided to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of April 30, 2007 and July 31, 2007, was approximately $19,000 and $23,000, respectively, with approximately $4,000 being included as a component of provision for income taxes in the quarter ended July 31, 2007.

Due to our taxable loss position since inception, all tax years are subject to examination in the U.S. and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2000 forward, none of which were individually material. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Note 7. Litigation

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

Periodically, we review the status of each significant matter and assess potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, we are unable to make a reasonable estimate of the liability that could result from any pending litigation described below and no accrual has been recorded in our balance sheet as of April 30, 2007. As additional information becomes available, we will reassess the probability and potential liability related to pending litigation, which could materially impact our results of operations and financial condition.

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

The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied our motion to dismiss the claims against us. The litigation is now in discovery. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the issuer and individual defendants (including us). In exchange for this dismissal, D&O insurance carriers for the issuer and individual defendants would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court confirmed preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement. The court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final court approval. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. On April 6, 2007, the Court of Appeals issued an Order denying rehearing, but stating that the Court’s prior decision did not “preclude … the [plaintiffs] from returning to the District Court to seek certification of a more modest class.” We are not one of the test cases and it is unclear what impact this will have on the class certified in our case or upon the agreed settlement.

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

Note 8. Geographic and Product Category Information Reporting

We conduct business in one operating segment to design, develop, market and support proxy appliances in support of the Secure Web Gateway and Wide Area Network (“WAN”) Application Delivery markets. Our chief operating decision maker, our chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. Our revenue consists of two product categories: product and service. Total international revenue consists of sales from our U.S. operations to non-affiliated customers in other geographic regions. During the three months ended July 31, 2007 and 2006, there were no intra-company sales, and no material long-lived assets were located in our foreign subsidiaries.

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

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Three months ended July 31,
	2007		2006(1)
	$	%	$	%
North America	$30,802	49.4%	$17,732	48.7%
EMEA (2)	22,557	36.1	13,087	35.9
CALA (3)	241	0.4	238	0.7
Asia	8,803	14.1	5,357	14.7

Total net revenue	$62,403	100.0%	$36,415	100.0%

(1)	Amounts for the three months ended July 31, 2006 have been reclassified to conform to current period presentation.
(2)	Europe, Middle East, and Africa (“EMEA”)
(3)	Central America and Latin America (“CALA”)

The following is a summary of net revenue by product category (in thousands):

	Three months ended July 31,
	2007		2006
	$	%	$	%
Product	$48,076	77.0%	$27,260	74.9%
Service	14,327	23.0	9,155	25.1

Total net revenue	$62,403	100.0%	$36,415	100.0%

Substantially all of our long-lived assets are located in the United States.

Note 9. Subsequent event

On August 16, 2007, our Board of Directors approved a two-for-one forward stock split of our common stock. The stock split will be effected by the issuance of a stock dividend of one share of our common stock for each share of our common stock issued and outstanding as of the record date of September 13, 2007. The shares of our common stock resulting from the stock split will be issued by our transfer agent. Following the stock split, we will have approximately 36.3 million shares outstanding, on an as converted basis, based on the number of shares outstanding as of August 21, 2007. We will begin trading on the NASDAQ Global Market on a split-adjusted basis on October 3, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, and other materials accompanying this quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels; the impact of quarterly fluctuations of revenue and operating results; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the expansion of our direct and indirect sales forces and marketing activities; the recording of amortization of acquired technology and stock-based compensation; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

The forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause industry and market trends, or our actual results, level of activity, performance or achievements, to be materially different from any future trends, results, level of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks, uncertainties and other factors, see the “Risk Factors” section under part II, Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update forward-looking statements to reflect new information or events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Recent Events

On August 16, 2007, our Board of Directors approved a two-for-one forward stock split of our common stock. The stock split will be effected by the issuance of a stock dividend of one share of our common stock for each share of our common stock issued and outstanding as of the record date of September 13, 2007. The shares of our common stock resulting from the stock split will be issued by our transfer agent. We will begin trading on the NASDAQ Global Market on a split-adjusted basis on October 3, 2007. All share numbers in this document reflect the capital structure as of the end of the fiscal quarter and are therefore on a pre-split basis.

Overview

We sell a family of products, including both intelligent hardware appliances and software, that secure and accelerate the delivery of business applications and other information over a Wide Area Network (“WAN”), or the public Internet (also known as the Web). Our products accelerate the performance of our customers’ business applications, and work with both applications on a customer’s computer systems and applications hosted by external providers. In addition to enhancing the performance of applications, our products also allow customers to more safely use the Internet by providing security from malicious code and inappropriate content. Our appliances also enable policy-based control and centralized management of communications between users and applications across the WAN, Internet and customers’ internal networks.

We were incorporated in Delaware on March 13, 1996 as Web Appliance Inc. We changed our name to CacheFlow, Inc. on March 25, 1996, and completed our initial public offering on November 19, 1999. When we began trading in the public market in November 1999 as CacheFlow, Inc., our business was focused on Web application and content caching, a technology designed to enhance the performance of Web-based applications. Over time we augmented our proxy appliances with the ability to implement customer-defined policies, together with enhanced proxy capabilities, to enable them to also control and secure Web-based communications and applications. We changed our name to Blue Coat Systems, Inc. in 2002 to reflect the change in our business strategy.

Today, we are a leader in the Secure Web Gateway market (a market category defined by Gartner, Inc., a leading information and technology research and advisory firm). We aspire to be the leader in the WAN Application Delivery market (a new market category defined by IDC, a leading information and technology research and advisory firm). The WAN Application Delivery market addresses the convergence of the Web security and control market with the WAN optimization and acceleration markets, as IT departments are increasingly required to manage both functions. The WAN Application Delivery market is projected to grow substantially. We believe that our leadership position in the Secure Web Gateway market, together with our underlying caching and acceleration technologies and expertise, can effectively be leveraged in the WAN Application Delivery market and that our existing installed base of proxy appliances, together with the technical capabilities of those appliances, provides a strong foundation from which to achieve a leadership position in the WAN Application Delivery market.

While we are a leader in the Secure Web Gateway market and anticipate continued growth and strong revenue from this business, we believe that we will not be able to sustain our prior rates of revenue growth by focusing principally on this market. Therefore, we have focused our research and development activities on development of WAN optimization functionality in order to support products for the WAN Application Delivery market. This provides us an opportunity to sell our appliances for use in branch and remote offices, mobile and telecommuter employees, as well as for use at the Internet gateway locations inside a company’s headquarters or data center. We commercially released our first generation WAN Application Delivery product with our ProxySG® 5.1.1 release in May 2006, and in April 2007 we released our first WAN Application Delivery software client, SG Client. In fiscal 2008, we are renewing our focus to further enhance our ProxySG appliance and our SG Client software. We intend to commit the majority of our research and development activities to the development of our WAN Application Delivery products, including adding functionality to remain competitive with products offered by others and adding and enhancing functionality which differentiates our products.

We believe that our established reputation in the security and policy control field, our past work with video or Content Distribution Networks (known as CDNs) and our experience with large scale deployments, differentiates us from our competitors in the WAN Application Delivery market. Although we are a relatively new entrant in the WAN optimization market, we believe that the market is evolving to a greater focus on WAN Application Delivery. We have substantial application acceleration capabilities through our past focus on caching technology and application protocol optimization—which are two of the techniques we currently use to improve WAN performance. We also believe that our Mach5 acceleration technologies integrated with our overall product architecture provides us with a key competitive advantage in growing our revenue in this market. However, in order for us to be successful in the WAN Application Delivery market, which is populated by better known companies and brands, some of which were early entrants into the WAN optimization market, it will be imperative that we build market awareness of our products and our participation in the market, both with respect to our installed base and with respect to potential new customers. As well, it is critical to our success that our efforts to expand our sales force and to create incentives to drive sales of WAN Application Delivery products result in increased sales productivity and revenue. We intend to commit substantial resources in fiscal 2008 to directed sales and marketing activities designed to create increased brand awareness and recognition of our capabilities in the WAN Application Delivery market and to increase our market share in the WAN Application Delivery market.

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

We believe that we will see continued convergence in the markets for products that provide Web security and policy control with those that provide WAN acceleration or WAN optimization. We believe that over time this convergence will provide us with a competitive advantage over our competitors. However, we also expect that we will see increasing competition in the WAN Application Delivery market, particularly from larger competitors with well-established brands and reputations, and that this competition may adversely impact our prices and margins.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to Revenue Recognition and Related Receivables Allowance, Stock-Based Compensation, Inventories, Valuation of Goodwill, Valuation of Long-Lived Assets and Income Taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material. For the three months ended July 31, 2007 there were no changes to the our critical accounting policies as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended July 31,
	2007	2006
Net revenue:
Product	77.0%	74.9%
Service	23.0	25.1

Total net revenue	100.0	100.0
Cost of revenue
Product	15.7	19.8
Service	7.7	8.3

Total cost of revenue	23.4	28.1

Gross profit	76.6	71.9

Operating expenses:
Research and development	18.6	25.2
Sales and marketing	45.9	39.6
General and administrative	9.1	17.0
Amortization of intangible assets	0.2	0.5

Total operating expenses	73.8	82.3

Operating income (loss)	2.8	(10.4)
Interest income	2.0	2.5
Other income (expense)	(0.1)	(0.4)

Income (loss) before income taxes	4.7	(8.3)
Provision for income taxes	0.5	0.3

Net income (loss)	4.2%	(8.6)%

Net Revenue

The following is a summary of net revenue and the changes in net revenue (in thousands):

	Three Months Ended July 31,
	2007	2006
Total net revenue	$62,403	$36,415

Change from same period prior year ($)	$25,988	$3,047

Change from same period prior year (%)	71.4%	9.1%

Demand for our products and related services continued to be strong in the first quarter of fiscal 2008. Net revenue was $62.4 million and $36.4 million for the first quarter of fiscal 2008 and fiscal 2007, respectively. The increase in net revenue of 71.4% was primarily attributable to continued market acceptance of our products. We experienced increased demand for our appliances in the WAN Application Delivery market, in part as a result of our ability to addresses a customer’s WAN optimization requirements in addition to their security needs. This increase in demand, coupled with increased sales and marketing efforts to broaden our market presence and expand our distribution channels, contributed to the high level of growth in net revenue over the comparable prior year period. Net product revenue increased 76.4% from $27.3 million for the first quarter of fiscal 2007 to $48.1 million for the first quarter of fiscal 2008, while net service revenue increased 56.5% from $9.2 million for the first quarter of fiscal 2007 to $14.3 million for the first quarter of fiscal 2008.

The following is a summary of net revenue by geographic area (in thousands):

	Three months ended July 31,
	2007		2006(1)
	$	%	$	%
North America	$30,802	49.4%	$17,732	48.7%
EMEA (2)	22,557	36.1	13,087	35.9
CALA (3)	241	0.4	238	0.7
Asia	8,803	14.1	5,357	14.7

Total net revenue	$62,403	100.0%	$36,415	100.0%

(1)	Amounts for the three months ended July 31, 2006 have been reclassified to conform to current period presentation.
(2)	Europe, Middle East, and Africa (“EMEA”)
(3)	Central America and Latin America (“CALA”)

Net revenue grew in all geographies in the three months ended July 31, 2007, compared to the same periods of fiscal 2007. Net revenue in North America increased $13.1 million, or 73.7%, net revenue in EMEA increased $9.5 million, or 72.4%, net revenue in CALA remained flat and net revenue in Asia increased $3.4 million, or 64.3%.

Gross Profit

The following is a summary of gross profit (in thousands):

	Three Months Ended July 31,
	2007	2006
Gross profit	$47,792	$26,165
Gross profit as a percentage of net revenue	76.6%	71.9%

Gross profit was $47.8 million in the first quarter of fiscal 2008 compared to $26.2 million for the first quarter of fiscal 2007. As a percentage of net revenue, gross profit for the first quarter of fiscal 2008 and 2007 was 76.6% and 71.9%, respectively. The increase in gross profit was primarily due to the increase in net revenue. The improvement in gross profit as a percentage of net revenue for the first quarter of fiscal 2008 as compared to the same period in the prior year was primarily attributable to higher average selling prices on appliances and a product mix favoring higher margin products such as Blue Coat WebFilter.

Research and Development

The following is a summary of research and development expense (in thousands):

	Three Months Ended July 31,
	2007	2006
Research and development	$11,615	$9,180
Research and development as a percentage of net revenue	18.6%	25.2%

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs.

Research and development expense increased $2.4 million to $11.6 million in the first quarter of fiscal 2008 from $9.2 million for the first quarter of fiscal 2007. These amounts represented 18.6% and 25.2% of net revenue for the first quarters of fiscal 2008 and 2007, respectively. The increase in research and development expense was primarily due to increased headcount and related expenses of $1.6 million. Stock based compensation expense recognized under SFAS 123(R) related to research and development personnel was $1.7 million and $0.9 million for the three months ended July 31, 2007 and 2006, respectively.

We expect research and development expense to continue to increase in absolute dollars and to decline as a percentage of net revenues for the remaining of fiscal year 2008.

Sales and Marketing

The following is a summary of sales and marketing expense (in thousands):

	Three Months Ended July 31,
	2007	2006
Sales and marketing	$28,614	$14,419
Sales and marketing as a percentage of net revenue	45.9%	39.6%

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses.

Sales and marketing expense increased $14.2 million to $28.6 million for the first quarter of fiscal 2008 from $14.4 million for the first quarter of fiscal 2007. These amounts represented 45.9% and 39.6% of net revenue for the first quarters of fiscal 2008 and 2007, respectively. In addition to an increase in spending on marketing programs of $0.6 million, the increase in sales and marketing expense was due to higher commission expense of $5.5 million associated with higher net revenue and increased sales headcount and related expenses of $4.8 million. The increase in sales and marketing expense was consistent with our plans to expand our sales force and increase our market share in the growing WAN Application Delivery market. Stock based compensation expense recognized under SFAS No. 123(R) related to sales and marketing personnel was $1.6 million and $1.0 million for the three months ended July 31, 2007 and 2006, respectively.

We expect sales and marketing expense to increase in absolute dollars for the remaining of fiscal year 2008 because we intend to seek to increase sales in both domestic and international markets, establish and expand new distribution channels, and introduce new products.

General and Administrative

The following is a summary of general and administrative expense (in thousands):

	Three Months Ended July 31,
	2007	2006
General and administrative	$5,682	$6,174
General and administrative as a percentage of net revenue	9.1%	17.0%

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses.

General and administrative expense decreased $0.5 million to $5.7 million for the first quarter of fiscal 2008 from $6.2 million for the first quarter of fiscal 2007. These amounts represented 9.1% and 17.0% of net revenue for the first quarters of fiscal 2008 and 2007, respectively. The decrease in general and administrative expense was primarily due to decreased legal and accounting fees of $2.0 million related to the stock option investigation and related restatement of our financial statements, partially offset by an increase in general and administrative headcount and related expenses of $1.2 million. Stock based compensation expense recognized under SFAS 123(R) related to general and administrative personnel was $1.0 million and $0.7 million for the three months ended July 31, 2007 and 2006, respectively.

We expect that general and administrative expense will increase for the remaining of fiscal year 2008 in absolute dollars as a result of increases in headcount and infrastructure to manage our increased business volumes, but will remain consistent as a percentage of net revenue. Legal and accounting fees were significant in fiscal 2007 due to the stock option investigation and related restatement of our financial statements, and we do not expect such fees to recur at such levels.

Amortization of Intangible Assets

Amortization of intangible assets reflects the amortization of developed technology, core technology, and customer relationships, all related to our September 11, 2006 acquisition of certain assets of the NetCache business from Network Appliance, our March 3, 2006 acquisition of Permeo, Inc., our November 16, 2004 acquisition of Cerberian, Inc. and our November 14, 2003 acquisition of Ositis Software, Inc. The amortization of developed technology is charged to cost of goods sold. The amortization of core technology and customer relationships is recorded as an operating expense. Total amortization expense for the identifiable intangible assets was $0.4 million and $0.5 million for the three months ended July 31, 2007 and 2006, respectively.

Interest Income and Other Income

The following summarizes interest income and other expense (in thousands):

	Three Months Ended July 31,
	2007	2006
Interest income	$1,247	$897
Other income (expense)	$(43)	$(120)

For the three months ended July 31, 2007, compared with the three months ended July 31, 2006, interest income increased as a result of increased cash and investments balances earning interest at higher rates. Other expense consists primarily of foreign currency exchange gains or losses.

Provision for Income Taxes

The provision for income taxes for the three months ended July 31, 2007 was $331,000. As compared to $118,000 at July 31, 2006, the increase in 2007 is primarily the result of increased income and the amortization of goodwill related to the NetCache acquisition.

Section 409(A) Tender Offer

As a result of our investigation into our historical stock option granting practices, we determined that the measurement dates for a number of stock option grants made by us during the period from November 1999 to May 2006 differed from the measurement dates previously used to account for such grants, which resulted in a lower exercise price for those options than the fair market value on the actual grant date. As such, certain affected stock options were deemed, for accounting purposes, to have been issued at a discount, which could expose the holders of those options to potentially adverse tax consequences under Section 409A of the Internal Revenue Code and state law equivalents. We offered certain individuals the opportunity to increase the exercise price of the discounted options to the fair market value on the actual grant date of that option in order to avoid the potentially adverse tax consequences. As a result of the offer, we amended outstanding options covering 894,040 shares of our common stock. In addition, the participants whose options were amended are now eligible for special cash bonuses in the aggregate amount of $2.7 million to compensate them for the higher exercise prices per share in effect for their amended options. The impact of the bonus, which was recorded during the first quarter of fiscal 2008, resulted in a decrease to additional paid-in capital of $1.2 million, an increase in stock-based compensation expense of $1.5 million and an increase in payroll tax expenses of $0.2 million. Under Section 409A, the cash bonus cannot be paid in the same calendar year in which the options are amended. As a result, the cash bonus will be paid in January 2008.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for our fiscal year beginning May 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our condensed consolidated financial statements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for our fiscal year beginning May 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our condensed consolidated results of operations and financial condition, but do not expect it to have a material impact.

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

However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, or if cash is used for unanticipated purposes, we may need additional capital sooner than expected. Although we cannot guarantee that planned results will be obtained in fiscal 2009 or that sufficient debt or equity capital will be available to us under acceptable terms, if at all, we believe that our planned cash flow assumptions for fiscal 2009 can be realized. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

	As of July 31,
	2007	2006
Cash and cash equivalents	$76,201	$49,204
Short-term investment	36,758	8,275
Restricted investments	5,029	42,921

Subtotal	$117,988	$100,400
Total assets	$268,709	$214,883

Percentage of Total assets	43.9%	46.7%

	Three Months Ended July 31,
	2007	2006
Cash provided by operating activities	$12,079	$1,572
Cash provided by (used in) investing activities	4,566	(41,236)
Cash provided by financing activities	9,543	41,878

Net increase in cash and cash equivalents	$26,188	$2,214

Net cash provided by operating activities was $12.1 million for the first three months ended July 31, 2007 compared to $1.6 million in the comparable prior year period. The increase in cash provided by operating activities was largely attributable to higher net income resulting from a significant increase in net revenue from $36.4 million in the first quarter of fiscal 2007 to $62.4 million in the first quarter of fiscal 2008, coupled with a decrease in operating expenses as a % of net revenue from 82.3% of net revenue in the first quarter of fiscal 2007 to 73.8% of net revenue in the first quarter of fiscal 2008.

Working capital sources of cash for the first quarter of fiscal 2008 mainly included increases in deferred revenue of $5.0 million and accrued payroll and related benefits of $3.5 million. Deferred revenue increased primarily as a result of increased maintenance revenue. Accrued payroll and related benefits increased primarily due to an increase in accrued salaries of $2.7 million related to our obligation from the tender offer consummated on May 29, 2007. Working capital uses of cash for the first quarter of fiscal 2008 included a decrease in accounts payable of $4.3 million, a decrease in other accrued liabilities of $1.1 million and an increase in accounts receivable of $1.0 million. The decrease in accounts payable resulted primarily from the timing of invoices for a few of our significant vendors. Other accrued liabilities decreased as a result of lower legal and accounting fees related to the stock option investigation and related restatement of our financial statements. Accounts receivable increased as a result of higher net revenue for the first quarter of fiscal 2008, partially offset by a decrease in our days of sales outstanding from 65.5 days at July 31, 2006 to 47.5 days at July 31, 2007.

Net cash provided by investing activities was $4.6 million for the first three months ended July 31, 2007, compared to $41.2 million used in the comparable prior year period. The increase in net cash provided by investing activities for the first quarter of fiscal 2008 was primarily due to the maturities of investment securities of $36.2 million. The net cash used in investing activities for the first quarter of fiscal 2007 was primarily due to the purchase of investment securities of $45.8 million with the $41.9 million in net proceeds from the issuance of Series A Redeemable Convertible Preferred Stock.

Net cash provided by financing activities was $9.5 million for the first quarter of fiscal 2008, compared to $41.9 million used in the same period last year. The net cash provided by our financing activities for the first quarter of fiscal 2008 was primarily due to the issuance of common stock from the exercise of employee stock options. The net cash provided by our financing activities for the first quarter of fiscal 2007 was primarily related to the net proceeds of $41.9 million received from the sale of Series A Redeemable Convertible Preferred Stock.

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. As of July 31, 2007, cash, cash equivalents and investments totaled $118.0 million, $5.0 million of which is classified as restricted.

Off-Balance Sheet Arrangements

As of July 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of July 31, 2007, cash, cash equivalents and investments totaled $118.0 million, $5.0 million of which is classified as restricted. They are primarily in money market funds, commercial paper, corporate securities, government securities and auction rate preferred securities. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States (“U.S.”) and sell them throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of our sales are currently billed and collected in U.S. dollars, a strengthening of the dollar could make our products less price-competitive in foreign markets. If the events described above were to occur, our net revenue and earnings could be seriously impacted, since a significant portion of our net revenue and earnings are derived from international operations. For the three months ended July 31, 2007 and 2006, approximately 50.6% and 51.3%, respectively, of our total net revenue were derived from customers outside of North America. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Blue Coat, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Blue Coat’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth above under Note 7 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

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

While we have been profitable in certain quarters, we have not been able to maintain consistent profitability on a quarterly basis. Although we were profitable in the first quarter of fiscal 2008, we were not profitable in three of the four fiscal quarters in fiscal 2007, and may not be profitable on a quarterly or annual basis in the future. Our ability to achieve, sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products and services. We expect our operating expenses to increase as our revenues grow, and we anticipate that we will make investments in our business. Consequently, our results of operations will be harmed if our sales do not increase at a rate commensurate with the rate of increase in our expenses. If our sales are less than anticipated or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience losses on a quarterly and annual basis.

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

We currently have operations in a number of foreign countries, including 18 international subsidiaries, 3 branch offices and 7 international representative offices. In fiscal 2007, 53.4% of our total net revenue was derived from customers outside of North America; thus, our business is substantially dependent on economic conditions and IT spending in markets outside North America. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

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

The matters addressed in the March 2007 Restatement have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Note 7 of Notes to Consolidated Financial Statements, multiple derivative complaints have been filed in state and federal courts against our directors and certain of our executive officers pertaining to allegations relating to stock option grants, and certain proceedings with respect to such matters are ongoing at the SEC and the U.S. Attorney’s Office for the Northern District of California. We may become the subject of, or otherwise required to incur legal fees and costs in connection with, additional private litigation, regulatory proceedings, or government enforcement actions in connection with the March 2007 Restatement. No assurance can be given regarding the outcomes from such activities or that such outcomes will be consistent with the findings of our Special Committee reported in our Annual Report on Form 10-K for the year ended April 30, 2006. The resolution of these matters has been and will continue to be, time consuming, expensive, and will distract management from the conduct of our business. Our available directors’ and officers’ liability insurance may not be sufficient to cover our legal expenses or those of persons we are obligated to indemnify. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows. In addition, the March 2007 Restatement and the related litigation and regulatory proceedings and any negative outcome that may occur from them could impact our relationships with customers and our ability to generate future net revenue.

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

As described in Note 7 of Notes to Consolidated Financial Statements, we are a party to various litigation, including class action litigation arising out of our initial public offering in 1999 and derivative actions arising out of allegedly misleading statements about our prospects made between February 20, 2004 and May 27, 2004, which actions were subsequently amended to seek relief on our behalf from certain defendants with respect to our historical stock option practices.

As described in Note 7 of Notes to Consolidated Financial Statements, in July 2006, we are, or have been, the subject of various inquiries and investigations conducted by the SEC, the U.S. Attorney’s Office for the Northern District of California, the NASD, and a Chicago Board Options Exchange.

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

We presently have 16 issued U.S. patents, 29 pending U.S. patent applications (provisional and non-provisional), and 1 pending foreign patent application. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any); or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

Third parties may claim that our current or future products infringe their intellectual property rights, and these claims, whether they have merit or not, could harm our business by increasing our costs, reducing our net revenue or by creating customer concerns that result in reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer networking and Internet technology have been issued in recent years. Patent owners may claim that one or more of our products infringes a patent held by the claimant. For example, as discussed in Note 7 of Notes to Consolidated Financial Statements, on March 13, 2006, eSoft, Inc. filed a complaint for patent infringement against us in the U.S. District Court for the District of Colorado, alleging infringement of its U.S. Patent 6,961,773, (the “773 Patent”) and seeking unspecified monetary damages, as well as an injunction against future infringements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description
10.31	2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.32	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.33	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement used to evidence restricted stock awarded under Blue Coat Systems, Inc. 2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.37	Offer Letter with Bethany Mayer, dated as of May 8, 2007

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: September 10, 2007