Form 10-Q
period 2007-10-31
BLUE COAT SYSTEMS INC
filed 2007-12-06
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING NOVEMBER 30, 2007
Common Stock, par value $.0001	38,009,544

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenue and gross margin; future operating expense levels; the impact of quarterly fluctuations of revenue and operating results; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the expansion of our direct and indirect sales forces and marketing activities; the recording of amortization of acquired technology and stock-based compensation; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

PART I: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	October 31, 2007	April 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,346	$50,013
Short-term investments	43,033	43,874
Restricted cash equivalents	4,197	4,120
Accounts receivable, net of allowance of $140 and $160, respectively	40,253	32,079
Inventories	230	489
Prepaid expenses and other current assets	6,380	7,536

Total current assets	198,439	138,111
Property and equipment, net	10,558	9,309
Restricted cash	861	861
Goodwill	92,243	92,243
Identifiable intangible assets, net	5,830	6,650
Other assets	1,387	1,500

Total assets	$309,318	$248,674

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,231	$12,051
Accrued payroll and related benefits	18,250	11,710
Deferred revenue	51,809	41,910
Accrued restructuring	—	238
Other accrued liabilities	6,297	5,808

Total current liabilities	86,587	71,717
Deferred revenue, less current portion	17,614	13,858
Deferred rent, less current portion	1,301	1,585
Deferred income tax liabilities	727	483
Other non-current liabilities	575	563
Series A redeemable convertible preferred stock; $0.0001 par value; 42 authorized; 0 and 42 issued and outstanding at October 31, 2007 and April 30, 2007, respectively (aggregate liquidation preference: $42,060)	—	41,879
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 38,120 and 30,218 shares issued and outstanding at October 31, 2007 and April 30, 2007, respectively	2	2
Additional paid-in capital	1,102,734	1,028,409
Treasury stock, at cost; 276 shares held at October 31, 2007 and April 30, 2007, respectively	(903)	(903)
Accumulated deficit	(899,335)	(908,930)
Accumulated other comprehensive income	16	11

Total stockholders’ equity	202,514	118,589

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$309,318	$248,674

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Net revenue:
Product	$56,709	$30,307	$104,785	$57,567
Service	16,716	9,398	31,043	18,553

Total net revenue	73,425	39,705	135,828	76,120
Cost of net revenue:
Product	10,815	7,029	20,634	14,246
Service	5,563	3,093	10,355	6,126

Total cost of net revenue	16,378	10,122	30,989	20,372
Gross profit	57,047	29,583	104,839	55,748
Operating expenses:
Research and development	12,709	9,538	24,324	18,718
Sales and marketing	31,358	15,444	59,972	29,863
General and administrative	6,792	8,538	12,474	14,712
Amortization of intangible assets	113	206	225	394
Restructuring reversal	—	(19)	—	(19)

Total operating expenses	50,972	33,707	96,995	63,668

Operating income (loss)	6,075	(4,124)	7,844	(7,920)
Interest income	1,516	1,092	2,763	1,989
Other expense	(146)	(148)	(189)	(268)

Income (loss) before income taxes	7,445	(3,180)	10,418	(6,199)
Provision for income taxes	492	164	823	282

Net income (loss)	$6,953	$(3,344)	$9,595	$(6,481)

Net income (loss) per common share:
Basic	$0.20	$(0.12)	$0.30	$(0.22)

Diluted	$0.17	$(0.12)	$0.24	$(0.22)

Weighted average shares used in computing net income (loss) per common share:
Basic	34,625	29,048	32,524	28,864

Diluted	40,835	29,048	39,951	28,864

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2007	2006
Operating Activities
Net income (loss)	$9,595	$(6,481)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,648	1,785
Amortization	950	1,078
Stock-based compensation	8,806	5,525
Loss (gain) on disposition of equipment	17	(69)
Accretion of Series A redeemable convertible preferred stock issuance costs	181	—
Restructuring reversal	—	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,174)	(7,376)
Inventories	259	(6)
Prepaid expenses and other current assets	1,156	(3,735)
Other assets	(17)	63
Accounts payable	(1,820)	4,854
Accrued payroll and related benefits	3,857	167
Other accrued liabilities	459	1,341
Restructuring accrual	(238)	(427)
Deferred rent	(242)	136
Deferred revenue	13,655	9,954
Deferred income taxes	244	100

Net cash provided by operating activities	31,336	6,890
Investing Activities
Purchases of investment securities	(54,187)	(71,914)
Sales of investment securities	54,956	56,532
Purchases of property and equipment	(3,914)	(3,252)
Sales of property and equipment	—	70
Acquisition of NetCache, net of cash acquired	—	(24,553)

Net cash used in investing activities	(3,145)	(43,117)
Financing Activities
Net proceeds from issuance of common stock	25,931	35
Income tax benefits associated with exercise of stock options	211	—
Net proceeds from sale of Series A redeemable convertible preferred stock	—	41,879

Net cash provided by financing activities	26,142	41,914

Net increase in cash and cash equivalents	54,333	5,687
Cash and cash equivalents at beginning of period	50,013	46,990

Cash and cash equivalents at end of period	$104,346	$52,677

Non-cash financing activities:
Conversion of Series A redeemable convertible preferred stock	$42,060	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim periods presented.

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with our 2007 audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended April 30, 2007, as filed with the Securities and Exchange Commission (“SEC”) on July 13, 2007.

The condensed consolidated financial statements include the accounts of Blue Coat Systems, Inc. and those of our subsidiaries, all of which are wholly owned. All inter-company balances and transactions have been eliminated. The functional currency of our domestic and foreign operations is the United States dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition and results of operations from local currencies into the functional currency, are included in other expense in the accompanying condensed consolidated statements of operations. These amounts were not material during the three and six months ended October 31, 2007 and 2006, respectively.

The condensed consolidated financial statements for the three and six months ended October 31, 2007 and 2006, respectively, include the operating results of the NetCache business acquired from Network Appliance, Inc, beginning September 11, 2006.

On August 16, 2007, our Board of Directors approved a two-for-one forward stock split of our common stock. The stock split was effected by the issuance of a stock dividend of one share of our common stock for each share of our common stock issued and outstanding as of the record date of September 13, 2007. The split-adjusted stock began trading on the NASDAQ Global Market on October 4, 2007. All share numbers in this document reflect our capital structure as of the end of the fiscal quarter and are therefore on a post-split basis. Shares authorized and par value were not adjusted as they were not affected by the stock split.

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

Revenue Recognition

Our products include software that is essential to the functionality of the appliances. Additionally, we provide unspecified software upgrades and enhancements related to the appliances through maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”) and all related interpretations. We recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable and collectibility is reasonably assured.

We define each of the four criteria above as follows:

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance.

Delivery or performance has occurred. Most of our sales are made through distributors under agreements allowing for certain stock rotation rights. Net revenue and the related cost of net revenue resulting from shipments to distributors are deferred until the distributors report that our products have been sold to a customer. Product revenue in China is deferred until the customer registers the proxy appliance.

For sales made direct to end-users and value-added resellers, we recognize product revenue upon transfer of title and risk of loss, which generally is upon shipment. We do not accept orders from value-added resellers when we are aware that the value-added reseller does not have an order from an end user customer. We do not have significant obligations for future performance, such as rights of return or pricing credits, associated with sales to end users and value-added resellers.

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

For products in an arrangement that includes multiple elements, such as appliances, maintenance, content filtering software or anti-virus software, we use the residual method to recognize revenue for the delivered elements. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. In some cases, vendor specific objective evidence of fair value is based on management determined prices. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized at the earlier of delivery of those elements or when fair value can be established. When the undelivered element for which we do not have fair value is maintenance or a subscription, revenue for the entire arrangement is recognized ratably over the maintenance or subscription period.

Maintenance and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses recognized as incurred. Maintenance and subscription contracts usually have a term of one to three years. Unearned maintenance and subscription revenue is included in deferred revenue.

Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

Short-term investments consist primarily of money market funds, commercial paper, corporate securities, government securities and auction rate preferred securities with original maturities between three months and one year. We determine the appropriate classification of our investments at the time of purchase and evaluate such designation as of each balance sheet date based on our intent and ability to use such funds for current operations. To date, all of our investments have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of these securities is based on quoted market prices. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other expense. Interest and dividends on all securities are included in interest income.

Inventories

Inventories consist of raw materials and finished goods. Inventories are recorded at the lower of cost, using the first-in, first-out method, or market after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand and market conditions.

Inventories, net, consisted of the following (in thousands):

	October 31, 2007	April 30, 2007
Raw materials	$75	$262
Finished goods	155	227

Total	$230	$489

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the impairment test since we have only one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2007 and concluded that no impairment existed at April 30, 2007. For the three and six months ended October 31, 2007, there have been no significant events or changes of circumstances affecting the valuation of goodwill.

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

Restructuring Liabilities

We initiated certain restructuring activities prior to December 31, 2002 and have recorded them in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). We have accrued through charges to restructuring in our condensed consolidated financial statements, various restructuring liabilities related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs. As of October 31, 2007, all restructuring activities have been completed.

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

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements with each of our executive officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We expect to have indemnification obligations to certain current and former officers and directors in connection with the regulatory investigations and litigation relating to our Fiscal 2007 Stock Option Investigation.

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

Changes in our warranty obligations, which are included in other accrued liabilities, for the six months ended October 31, 2007 and 2006, respectively, were as follows (in thousands):

	Six Months Ended October 31,
	2007	2006
Beginning balances	$459	$319
Provision for warranty	1,018	648
Costs incurred and charged against warranty reserve	(931)	(638)

Ending balances	$546	$329

Income Taxes

On May 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

We record a valuation allowance to reduce our deferred tax assets to an amount that we estimate is more likely than not to be realized. We consider estimated future taxable income and prudent tax planning strategies in determining the need for a valuation allowance. When we deem that it is more likely than not that all tax attributes will be fully supportable by either refundable income taxes or future taxable income, the valuation allowance will be adjusted and the related tax impact will be recorded in that quarter. Likewise, should we determine that we are not able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would be charged to earnings in the period such determination was made.

Stock-Based Compensation

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and six months ended October 30, 2007 and 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

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

In November 2005, the FASB issued FASB Staff Position No. FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“SFAS No. 123(R)-3”). We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and our Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of SFAS No. 123(R).

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of money market funds, commercial paper, corporate securities, government securities, auction rate preferred securities and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents and short-term investments in our condensed consolidated balance sheets as of October 31, 2007 and April 30, 2007, respectively. We have not experienced material losses from our investments in these securities.

Generally, we do not require collateral for sales to customers. However, we perform on-going credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. During the three and six months ended October 31, 2007, one distributor accounted for 20.5% and 14.6% of our net revenue respectively. During the three and six months ended October 31, 2006, another distributor accounted for 10.6% and 9.6% of our net revenue As of October 31, 2007, one distributor accounted for 27.6% of our gross accounts receivable. As of April 30, 2007, no single customer accounted for more than 10.0% of our gross accounts receivable.

We currently source several key parts and components used in the manufacture of our products from a limited number of suppliers. Generally we have been able to obtain an adequate supply of such parts and components. However, an extended interruption in the supply of parts and components currently obtained from our suppliers could adversely affect our business and condensed consolidated financial statements.

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

Comprehensive Income

We report comprehensive income in accordance with FASB SFAS No. 130, Reporting Comprehensive Income. Included in other comprehensive income are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet.

Significant components of our comprehensive income (loss) are as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Net income (loss)	$6,953	$(3,344)	$9,595	$(6,481)
Unrealized gain (loss) on available-for-sale securities	(6)	1	5	2

Comprehensive income (loss)	$6,947	$(3,343)	$9,600	$(6,479)

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for our fiscal year beginning May 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 157 will have on our condensed consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes a company elects for similar types of assets and liabilities. This statement is effective for our fiscal year beginning May 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our condensed consolidated financial statements.

In June 2007, FASB ratified a consensus opinion reached by EITF on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” (“EITF 07-3”). The guidance in EITF 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, we would be required to expense the related capitalized advance payments. EITF 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF 07-3 also is not permitted. We intend to adopt EITF 07-3 effective February 1, 2008 and are currently evaluating the effect, if any, that the adoption of EITF 07-3 will have on our condensed consolidated financial statements.

Note 2. Stock-based Compensation

We have adopted several stock incentive plans providing stock-based awards to employees, directors, advisors and consultants, including stock options, restricted stock and restricted stock units awards. Most of our prior plans were terminated on October 2, 2007, when our stockholders approved our 2007 Stock Incentive Plan. As a result, the outstanding options and other awards made under those plans are deemed incorporated into the 2007 Stock Incentive Plan but remain outstanding in accordance with their terms. We also have an Employee Stock Purchase Plan (“ESPP”), which enables employees to purchase shares of our common stock.

Impact of the Adoption of SFAS 123(R)

See Note 1 for a description of our adoption of SFAS No.123(R), “Share-Based Payment,” on May 1, 2006. The following table summarizes the stock-based compensation expense for stock options, restricted stock, restricted stock unit awards and our ESPP that we recorded in the condensed consolidated statements of operations in accordance with SFAS No. 123(R) for the three and six months ended October 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Stock-based compensation expense:
Cost of product	$176	$137	$444	$271
Cost of service	187	97	414	234
Research and development	1,175	875	2,861	1,814
Sales and marketing	1,384	869	3,021	1,892
General and administrative	1,044	603	2,066	1,314

Total	$3,966	$2,581	$8,806	$5,525

As discussed in our Form 10-K for the year ended April 30, 2006, in fiscal 2007, we undertook an investigation into our historical stock option granting practices (the “Fiscal 2007 Stock Option Investigation”). As a consequence of the Fiscal 2007 Stock Option Investigation, we determined that the measurement dates for a number of stock option grants made by us during the period from November 1999 to May 2006 differed from the measurement dates previously used to account for such grants. This resulted in a lower exercise price for those options than the fair market value on the actual grant date and for accounting purposes, such options were deemed to have been issued at a discount, which could expose the holders of those options to potentially adverse tax consequences under Section 409A of the Internal Revenue Code and state law equivalents. We made a tender offer to certain individuals and provided them the opportunity to increase the exercise price of the discounted options to the fair market value on the actual grant date of that option, in order to avoid the potentially adverse tax consequences (the “2007 Tender Offer”). The 2007 Tender Offer was completed on May 29, 2007. As a result of the 2007 Tender Offer, we amended outstanding options covering 894,040 shares of our common stock. In addition, under the terms of the 2007 Tender Offer, the participants whose options were amended are eligible to receive special cash bonuses, in the aggregate amount of $2.7 million, to compensate them for the higher exercise prices per share in effect for their amended options. The bonus costs, which were recorded during the first quarter of fiscal 2008, resulted in a decrease to additional paid-in capital of $1.2 million, an increase in stock-based compensation expense of $1.5 million and an increase in payroll tax expenses of $0.2 million. Under Section 409A of the Internal Revenue Code, the cash bonus cannot be paid in the same calendar year in which the options are amended. As a result, the cash bonus will be paid in January 2008.

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

•

Expected Forfeitures. Stock-based compensation expense under SFAS No. 123(R) is calculated based on awards ultimately expected to vest, and requires that forfeitures be estimated at the time of grant and revised, if necessary, if actual forfeitures differ from those estimates. We estimated our forfeiture rate at 10% based on an analysis of historical pre-vesting forfeitures, and have reduced stock-based compensation expense accordingly.

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

We did not grant stock options during the pendency of the Fiscal 2007 Stock Option Investigation. Therefore, there were no options granted during the three month period ended October 31, 2006, and, accordingly, no stock options were valued for that period. For the six months ended October 31, 2006, as well as for the three and six months ended October 31, 2007, we used the following assumptions to estimate the fair value of stock options granted:

	Three Months Ended October 31, 2007	Six Months Ended October 31,
		2007	2006
Stock Options
Risk-free rate	4.21%	4.80%	5.22%
Expected dividend yield	—	—	—
Expected life (in years)	4.63	4.63	4.63
Expected volatility	0.74	0.64	0.76
Expected forfeitures	10%	10%	10%

We did not make purchases under our ESPP during the pendency of the Fiscal 2007 Stock Option Investigation. Therefore, there is no amortization of expense related to ESPP shares, for the three and six months ended October 31, 2006, and, accordingly, no ESPP shares were valued for these periods. For the three and six months ended October 31, 2007, we used the following assumptions to estimate the fair value of ESPP shares:

	Three Months Ended October 31, 2007	Six Months Ended October 31, 2007
Employee Stock Purchase Plan
Risk-free rate	4.21%	4.73%
Expected dividend yield	—	—
Expected life (in years)	0.50	0.45
Expected volatility	0.56	0.47

As of October 31, 2007, there was approximately $26.8 million and $0.7 million of unrecognized stock-based compensation expense, related to stock option grants and ESPP awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 2.5 years and 0.2 years, respectively.

The cost of restricted stock and restricted stock unit awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which is generally four years. As of October 31, 2007, there was approximately $4.3 million of unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 3.9 years.

2007 New Employee Stock Incentive Plan

On June 12, 2007, the Board of Directors approved the 2007 New Employee Stock Incentive Plan (“the Plan”), under which 400,000 shares of common stock were reserved for issuance. The Plan was adopted for the purpose of granting employment inducement awards to newly hired employees. In accordance with the exemption provided by NASDAQ Marketplace Rule 4350(i)(l)(A)(iv), the Plan was adopted without shareholder approval. On October 2, 2007, the Plan was terminated upon the effectiveness of the 2007 Stock Incentive Plan, as described below, and options and awards made under this Plan are deemed incorporated into the 2007 Stock Incentive Plan, but shall remain outstanding in accordance with their terms.

2007 Stock Incentive Plan

On August 27, 2007, the Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”), under which 2,000,000 shares of common stock were reserved for issuance, together with shares reserved against options or awards made under the 1999 Stock Incentive Plan, 2000 Supplemental Stock Option Plan, 1999 Director Option Plan or 2007 New Employee Stock Incentive Plan (the “Prior Plans”) as of the date of effectiveness of the 2007 Stock Incentive Plan. The 2007 Stock Incentive Plan was approved by our stockholders on October 2, 2007, and became effective at that time. The Prior Plans were terminated upon the effectiveness of the 2007 Stock Incentive Plan and options and awards made under the Prior Plans are deemed incorporated into the 2007 Stock Incentive Plan, but shall remain outstanding in accordance with their terms. On October 4, 2007, upon the effective date of our stock dividend, the shares of common stock reserved for issuance increased to 4,000,000 shares, together with shares reserved against outstanding options or awards under the Prior Plans. The 2007 Stock Incentive Plan automatically will terminate on the tenth anniversary of the adoption of the 2007 Stock Incentive Plan by the Board of Directors.

Note 3. Balance Sheet Details

Cash Equivalents and Investments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices.

The following is a summary of cash, cash equivalents and available-for-sale securities as of October 31, 2007 and April 30, 2007, respectively (in thousands):

	As of October 31, 2007			As of April 30, 2007
	Amortized Cost	Unrealized Gain	Estimated Fair Value	Amortized Cost	Unrealized Gain	Estimated Fair Value
Cash	$1,097	$—	$1,097	$737	$—	$737
Money market funds	85,932	—	85,932	37,500	—	37,500
Commercial paper	49,856	8	49,864	33,675	—	33,675
Corporate securities	9,336	8	9,344	16,244	1	16,245
Government securities	500	—	500	2,977	9	2,986
Auction rate preferred securities	5,700	—	5,700	7,724	1	7,725

	$152,421	$16	$152,437	$98,857	$11	$98,868

Reported as:
Cash and cash equivalents			$104,346			$50,013
Short-term investments			43,033			43,874
Short-term restricted cash equivalents			4,197			4,120
Long-term restricted cash			861			861

			$152,437			$98,868

The following is a summary of the cost and estimated fair value of cash, cash equivalents and available-for-sale securities at October 31, 2007, by contractual maturity (in thousands):

	October 31, 2007
	Amortized Cost	Estimated Fair value
Mature in one year or less	$152,421	$152,437

As of October 31, 2007, we had $5.7 million invested in auction rate securities, which are classified as short-term investments on our condensed consolidated balance sheets.

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

Intangible Assets

Our acquired intangible assets are as follows (in thousands):

October 31, 2007	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(2,450)	$3,581
Core technology	5 years	2,929	(1,804)	1,125
Customer relationships	5-7 years	2,023	(899)	1,124

Total		$10,983	$(5,153)	$5,830

April 30, 2007	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(2,114)	$3,917
Core technology	5 years	2,929	(1,511)	1,418
Customer relationships	5-7 years	2,023	(708)	1,315

Total		$10,983	$(4,333)	$6,650

Total amortization expense for our identifiable intangible assets was $0.4 million and $0.8 million in the three and six months ended October 31, 2007, respectively, and approximately $0.5 million and $1.0 million in the three and six months ended October 31, 2006, respectively. As of October 31, 2007, we had no identifiable intangible assets with indefinite lives. The weighted average life of identifiable intangible assets was 6.3 years and 6.2 years as of October 31, 2007 and 2006, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2008 (remaining six months)	$819
2009	1,557
2010	1,197
2011	869
2012	781
Thereafter	607

$5,830

Restructuring Accrual

We have accrued through charges to restructuring in our condensed consolidated financial statements, various restructuring liabilities related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs. As of October 31, 2007, all restructuring activities have been completed.

The following table summarizes restructuring activity during the three and six months ended October 31, 2007, respectively:

Abandoned Lease Space Accrual
Balances as of April 30, 2007	$238
Cash payments	(75)

Balances as of July 31, 2007	163
Cash payments	(163)

Balance as of October 31, 2007	$—

Conversion of Series A Redeemable Convertible Preferred Stock

On June 22, 2006, we sold an aggregate of 42,060 shares of Series A Redeemable Convertible Preferred Stock, priced at $1,000 per share. Entities affiliated with Francisco Partners purchased 25,236 shares of Series A Redeemable Convertible Preferred Stock and entities affiliated with Sequoia Capital purchased 16,824 shares of Series A Redeemable Convertible Preferred Stock. The 42,060 shares of Series A Redeemable Convertible Preferred Stock were converted into 4,800,000 shares of our Common Stock by the foregoing entities during September 2007. The conversions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The conversion price of each share of Series A Redeemable Convertible Preferred Stock was $17.525 per share, such that the conversion rate of the Series A Redeemable Convertible Preferred Stock was approximately 57.06-to-1.0. The conversions resulted in a $41.9 million reduction of Series A Redeemable Convertible Preferred Stock, a $0.2 million increase in interest expense attributable to unamortized issuance costs, and a $42.1 million increase in stockholders’ equity.

Note 4. Per Share Amounts

Basic net income per common share and diluted net income per common share are presented in conformity with FASB SFAS No. 128, Earnings Per Share, for all periods presented. Basic net income per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method; (ii) issuance of committed but unissued stock awards; and (iii) shares issuable upon the assumed conversion of outstanding Series A Redeemable Convertible Preferred Stock. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net loss per share are the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive.

For the three months ended October 31, 2007 and 2006, approximately 0.5 million and 2.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive as their exercise prices were greater than or equal to the average market price of the common shares during the respective periods. For the six months ended October 31, 2007 and 2006, approximately 0.4 million and 2.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Net income (loss)	$6,953	$(3,344)	$9,595	$(6,481)
Basic:
Weighted average common shares used in computing basic net income per common share	34,625	29,048	32,524	28,864

Basic income (loss) per common share	$0.20	$(0.12)	$0.30	$(0.22)

Diluted:
Weighted average common shares used in computing basic net income (loss) per common share	34,625	29,048	32,524	28,864
Add: Weighted average employee stock options	3,704	—	3,753	—
Add: Series A Redeemable Convertible Preferred Stock (as converted)	2,400	—	3,600	—
Add: Other weighted average dilutive potential common stock	106	—	74	—

Weighted average common shares used in computing diluted net income (loss) per common share	40,835	29,048	39,951	28,864

Diluted income (loss) per common share	$0.17	$(0.12)	$0.24	$(0.22)

Note 5. Commitments

Leases

We lease certain equipment and office facilities under non-cancelable operating leases that expire at various dates through 2014. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

In September 2005, we commenced a five-year operating lease of a building that serves as our headquarters in Sunnyvale, California. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. The letter of credit is secured by deposits and provides for automatic annual extensions, without amendment, through the end of the lease term in August 2010. During fiscal 2007, the letter of credit was increased by $0.5 million due to a leasehold improvement, resulting in a balance of $0.9 million as of April 30, 2007. The amount of the letter of credit did not change during the six months ended October 31, 2007. The deposits securing the letter of credit are classified as long-term restricted cash in the accompanying condensed consolidated balance sheets as of October 31, 2007 and April 30, 2007, respectively.

Rent expense was $1.2 million and $2.2 million for the three and six months ended October 31, 2007, respectively. Rent expense was $0.8 million and $1.7 million for the three and six months ended October 31, 2006, respectively.

As of October 31, 2007, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Amount
2008 (remaining six months)	$1,950
2009	3,672
2010	2,991
2011	1,234
2012	468
Thereafter	521

Total minimum lease payments	$10,836

Other

In connection with our NetCache asset acquisition in September 2006, we entered into an escrow agreement pursuant to which we deposited in escrow $4.0 million, primarily to secure certain indemnification obligations of Network Appliance related to this transaction until December 2008. As of October 31, 2007 and April 30, 2007, the balance in this escrow account grew to $4.2 million and $4.1 million, respectively, due to accumulating interest. Such amount is classified as short-term restricted cash equivalents in the accompanying condensed consolidated balance sheets as of October 31, 2007 and April 30, 2007, respectively.

As discussed in our Form 10-K for the year ended April 30, 2006, in fiscal 2007, we undertook an investigation into our historical stock option granting practices (the “Fiscal 2007 Stock Option Investigation”). As a consequence of the Fiscal 2007 Stock Option Investigation, we determined that the measurement dates for a number of stock option grants made by us during the period from November 1999 to May 2006 differed from the measurement dates previously used to account for such grants. This resulted in a lower exercise price for those options than the fair market value on the actual grant date and for accounting purposes, such options were deemed to have been issued at a discount, which could expose the holders of those options to potentially adverse tax consequences under Section 409A of the Internal Revenue Code and state law equivalents. We made a tender offer to certain individuals and provided them the opportunity to increase the exercise price of the discounted options to the fair market value on the actual grant date of that option, in order to avoid the potentially adverse tax consequences (the “2007 Tender Offer”). The 2007 Tender Offer was completed on May 29, 2007. As a result of the 2007 Tender Offer, we amended outstanding options covering 894,040 shares of our common stock. In addition, under the terms of the 2007 Tender Offer, the participants whose options were amended are eligible to receive special cash bonuses, in the aggregate amount of $2.7 million, to compensate them for the higher exercise prices per share in effect for their amended options. The bonus costs, which were recorded during the first quarter of fiscal 2008, resulted in a decrease to additional paid-in capital of $1.2 million, an increase in stock-based compensation expense of $1.5 million and an increase in payroll tax expenses of $0.2 million. Under Section 409A of the Internal Revenue Code, the cash bonus cannot be paid in the same calendar year in which the options are amended. As a result, the cash bonus will be paid in January 2008.

In addition, we have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due in fiscal 2009. Our minimum obligation at October 31, 2007 under these arrangements was $5.8 million.

Note 6. Income Taxes

The provision for income taxes consists of foreign corporate income taxes currently due, U.S. deferred tax expense related to the tax amortization of purchased goodwill resulting from the acquisition of the NetCache business from Network Appliance, Inc. and U.S. alternative minimum taxes. The primary difference between the estimated annual effective tax rate of 8.1% and the federal statutory tax rate relates to our projected utilization of net operating loss carryforwards. The provision for income taxes for the three and six months ended October 31, 2007 was $0.5 million and $0.8 million, respectively.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted FIN 48 effective May 1, 2007. We did not recognize a cumulative adjustment to the May 1, 2007 balance of retained earnings as a result of our implementation of FIN 48, as the amount was deemed immaterial.

As of May 1, 2007, we have unrecognized tax benefits of approximately $2.2 million. Included in the balance of unrecognized tax benefits as of May 1, 2007, is approximately $1.4 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate, approximately $0.2 million of tax benefits that, if recognized, would result in an adjustment to goodwill and approximately $0.6 million of tax benefits that, if recognized, would result in an adjustment to our deferred tax assets.

In accordance with FIN 48, paragraph 19, we have decided to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of April 30, 2007 and October 31, 2007, were approximately $19,000 and $27,000, respectively, with approximately $4,000 being included as a component of provision for income taxes in the quarter ended October 31, 2007.

Due to our taxable loss position since inception, all tax years are open to examination in the U.S. and state jurisdictions. We are also open to examination in various foreign jurisdictions for tax years 2000 forward, none of which were individually material.

Note 7. Litigation

With regard to the matters discussed below, although we cannot predict whether the IPO allocation cases will settle as proposed, and cannot predict the outcome of the derivative litigation or the SEC and other regulatory investigations, the costs of defending these matters (including, as applicable, our obligations to indemnify current or former officers, directors, or employees) could have a material adverse effect on our results of operations and financial condition.

Periodically, we review the status of each significant matter and assess potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, we are unable to make a reasonable estimate of the liability that could result from any pending litigation described below and no accrual has been recorded in our balance sheet as of October 31, 2007. As additional information becomes available, we will reassess the probability and potential liability related to pending litigation, which could materially impact our results of operations and financial condition.

From time to time and in the ordinary course of business, we may be subject to various other claims and litigation. Such claims could result in the expenditure of significant financial and other resources.

eSoft, Inc. v. Blue Coat Systems, Inc.

On March 13, 2006, eSoft, Inc. filed a complaint for patent infringement against us in the U.S. District Court for the District of Colorado, alleging infringement of eSoft’s U.S. Patent 6,961,773 (the “‘773 Patent”). On October 31, 2006, eSoft filed a complaint for declaratory relief seeking a determination that our U.S. Patent 7,103,794 (“the “794 Patent”) was invalid and/or that eSoft’s products did not infringe that patent. We answered this complaint on November 22, 2006, denying eSoft’s contentions, and, in a counterclaim, asserted our ‘794 Patent against certain of eSoft’s products. We entered into a settlement agreement with eSoft on September 27, 2007, pursuant to which we paid two hundred fifty thousand ($250,000) and obtained certain license rights. Under the terms of the settlement agreement, both parties provided mutual releases and the action was dismissed in its entirety.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including CacheFlow, Inc., was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases, which the defendants in those cases have moved to dismiss. It is uncertain whether there will be any revised or future settlement.

Derivative Litigation.

On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of our officers and directors violated their fiduciary duties to the Company by making false or misleading statements about our prospects between February 20, 2004 and May 27, 2004. On July 17, 2006, plaintiffs filed a consolidated amended complaint, adding allegations that certain current and former officers and directors violated their fiduciary duties to us since our initial public offering by granting and failing to account correctly for stock options. The amended complaint seeks various types of relief on our behalf from the individual defendants. On September 8, 2006, another and substantively identical purported shareholder derivative action was filed against certain of our current and former officers and directors. Both of these state derivative cases have been consolidated.

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

Note 8. Geographic and Product Category Information Reporting

We conduct business in one operating segment to design, develop, market and support proxy appliances in support of the Wide Area Network (“WAN”) Application Delivery market, which includes products with secure web gateway and WAN acceleration functionality. Our chief operating decision maker, our chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. Our revenue consists of two product categories: product and service. Total international revenue consists of sales by our U.S. operations to non-affiliated customers in other geographic regions. During the three and six months ended October 31, 2007 and 2006, there were no intra-company sales, and no material long-lived assets were held by our foreign subsidiaries.

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

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Three Months Ended October 31,
	2007		2006 (1)
	$	%	$	%
North America	$40,706	55.5%	$19,838	50.0%
EMEA (2)	23,592	32.1	13,952	35.1
LATAM (3)	733	1.0	208	0.5
APAC (4)	8,394	11.4	5,707	14.4

Total net revenue	$73,425	100.0%	$39,705	100.0%

	Six Months Ended October 31,
	2007		2006 (1)
	$	%	$	%
North America	$71,508	52.6%	$37,570	49.4%
EMEA (2)	46,149	34.0	27,039	35.5
LATAM (3)	974	0.7	447	0.6
APAC(4)	17,197	12.7	11,064	14.5

Total net revenue	$135,828	100.0%	$76,120	100.0%

(1)	Net revenue for the LATAM region for the three and six months ended October 31, 2006 have been reclassified to conform to current period presentation.

(2)	Europe, Middle East, and Africa (“EMEA”)

(3)	Central America and Latin America (“LATAM”)

(4)	Asia and Pacific regions (“APAC”)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenue and gross margin; future operating expense levels; the impact of quarterly fluctuations of revenue and operating results; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the expansion of our direct and indirect sales forces and marketing activities; the recording of amortization of acquired technology and stock-based compensation; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

Overview

In the second quarter of fiscal 2008, we achieved record net revenue of $73.4 million, which represented an 84.9% increase compared with the same three month period in fiscal 2007. We saw our net revenue grow in all geographies, and our product revenue continued to benefit from continued strength in the WAN Application Delivery market. We observed a growing number of purchase decisions based on both security and acceleration functionality in the quarter. Net income increased to $7.0 million, or $0.17 per fully diluted share, in the second quarter of fiscal 2008, compared with a net loss of $3.3 million, or $0.12 per fully diluted share, in the second quarter of fiscal 2007.

We sell a family of proxy appliances and related software and services. Proxy appliances are computer hardware devices that, together with internal software, collect, store and manage the information that travels between a local computer network and external sources, such as the public Internet (also known as the World Wide Web, or the “Web”). Our products also secure, accelerate and control the delivery of business applications and other information over a Wide Area Network (“WAN”) or across an enterprise’s Internet gateway, where its local computer network links to the public Internet.

When we introduced our first proxy appliances with WAN acceleration capability, we anticipated that the market for Web security and WAN acceleration products, each of which was then viewed as a separate market, would converge in the future. We believed that IT departments would be required to manage both functions and would select a single solution, where it met appropriate criteria. IDC, a leading information and technology research and advisory firm, defines that converged Web security market and WAN acceleration market as the WAN Application Delivery market.

We have increasingly seen the anticipated convergence of Web security and WAN acceleration, such that now many of our customers that purchase our products for their WAN acceleration capability are also implementing Web security functionality. Similarly, our Web security customers are also implementing WAN acceleration capabilities. As a consequence, we believe that the best measure of our growth and future prospects, including with respect to the WAN acceleration market, is our product revenue, which is described below.

We measure our business performance by tracking financial metrics, including net revenue, operating margin (Income/loss before income taxes), deferred revenue, cash flow from operations, and cash position.

Net Revenue

Net revenue, which includes both product revenue and service revenue, increased to $73.4 million in the second quarter of fiscal 2008 from $39.7 million in the second quarter of fiscal 2007, an increase of 84.9%. Our product revenue, consisting of both sales of our proxy appliances and perpetual licenses to our Blue Coat WebFilter product, was $56.7 million in the second quarter of fiscal 2008. This was an increase of 87.1% compared with product revenue in the same quarter of fiscal 2007. We recognized $16.7 million in service revenue in the second quarter of fiscal 2008, a 77.9% increase compared with service revenue recognized in the second quarter of fiscal 2007.

Operating Margin

In the second quarter of fiscal 2008, our operating margin (Income/loss before income taxes) increased to $7.4 million from a loss of $3.2 million in the second quarter of fiscal 2007. Our operating results during the quarter benefited from an increase in our gross profit percentage in addition to a decrease in our operating expenses as a percentage of revenue when compared with the prior year quarter. The increase in our gross profit percentage was the result of our ability to maintain our pricing structure, together with a product mix that included sales of higher profit products, such as our Blue Coat WebFilter product. Total operating expenses increased to $51.0 million during the second quarter of fiscal 2008 compared with $33.7 million in the second quarter of fiscal 2007, which was due primarily to our continued investment in headcount. Total operating expenses declined to 69.4% of revenue in the second quarter of fiscal 2008 compared with 84.9% in the second quarter of fiscal 2007.

Deferred Revenue

Net deferred revenue was $69.4 million at October 31, 2007 compared with $55.8 million at April 30, 2007. The increase was attributable to both an increase in the sales of new maintenance and renewal contracts to our customers and an increased level of inventory held by our stocking distributors. This increase was partially offset by the continued amortization of subscription-based revenue.

Cash Flow and Cash Position

During the six month period ended October 31, 2007, we generated cash from operations of $31.3 million, compared with $6.9 million generated during the same six month period in fiscal 2007. Our cash, restricted cash and short-term investments were $152.4 million at the end of the second quarter of fiscal 2008, compared with $98.9 million at the previous fiscal year end of April 30, 2007.

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

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments that materially affect our financial statements, and therefore are critical to the understanding of our financial condition and results of operations:

•	Revenue Recognition and Related Receivables Allowance

•	Stock-Based Compensation

•	Inventories

•	Valuation of Goodwill

•	Valuation of Long-Lived Assets

•	Income Taxes

Revenue Recognition and Related Accounts Receivable

Our products include software that is essential to the functionality of the appliances. Additionally, we provide unspecified software upgrades and enhancements related to the appliances through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with SOP No. 97-2, and all related interpretations. We recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: when persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable and collectibility is reasonably assured. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we recognize.

We define each of the four criteria above as follows:

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance.

Delivery or performance has occurred. Most of our sales are made through distributors under agreements allowing for certain stock rotation rights. Net revenue and the related cost of net revenue resulting from shipments to distributors are deferred until the distributors report that our products have been sold to a customer. Product revenue in China is deferred until the customer registers the proxy appliance.

For sales made direct to end-users and value-added resellers, we recognize product revenue upon transfer of title and risk of loss, which generally is upon shipment. We do not accept orders from these value-added resellers when we are aware that the value-added reseller does not have an order from an end user customer. We do not have significant obligations for future performance, such as rights of return or pricing credits, associated with sales to end users and value-added resellers, .

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

For products in an arrangement that includes multiple elements, such as appliances, maintenance, content filtering software or anti-virus software, we use the residual method to recognize revenue for the delivered elements. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. In some cases, vendor specific objective evidence of fair value is based on management determined prices. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized at the earlier of when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have fair value is maintenance or a subscription, revenue for the entire arrangement is recognized ratably over the maintenance or subscription period.

Maintenance and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses recognized as incurred. Maintenance and subscription contracts usually have a term of one to three years. Unearned maintenance and subscription revenue is included in deferred revenue.

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

Stock-Based Compensation

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No.123(R) using the modified prospective transition method. Under that transition method, compensation expenses recognized beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No.123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

We estimate the fair value of options granted using the Black-Scholes option valuation model. As allowed by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term of our stock options. We estimate the volatility of our stock options at the date of grant using a combination of historical and implied volatilities, consistent with SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107. We base the risk-free rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. Stock-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, which requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We estimated our forfeiture rate at 10% based on an analysis of historical pre-vesting forfeitures, and have reduced stock-based compensation expense accordingly. For options granted before May 1, 2006, we amortize the fair value on a graded basis. For options granted on or after May 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Inventories

Inventories consist of raw materials and finished goods. Inventories are recorded at the lower of cost, using the first-in, first-out method, or market after appropriate consideration has been given to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand and market conditions.

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with FASB SFAS No. 142, Goodwill and Other Intangible Assets, during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the impairment test since we have only one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2007 and concluded that no impairment existed at the end of our fiscal year 2007. For the three and six months ended October 31, 2007, there have been no significant events or changes of circumstances affecting the valuation of goodwill.

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

Income Taxes

On May 1, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

We record a valuation allowance to reduce our deferred tax assets to an amount that we estimate is more likely than not to be realized. We consider estimated future taxable income and prudent tax planning strategies in determining the need for a valuation allowance. When we deem that it is more likely than not that all tax attributes will be fully supportable by either refundable income taxes or future taxable income, the valuation allowance will be adjusted and the related tax impact will be recorded in that quarter. Likewise, should we determine that we are not able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would be charged to earnings in the period such determination was made.

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Net revenue:
Product	77.2%	76.3%	77.1%	75.6%
Service	22.8	23.7	22.9	24.4

Total net revenue	100.0	100.0	100.0	100.0
Cost of net revenue
Product	14.7	17.7	15.2	18.7
Service	7.6	7.8	7.6	8.1

Total cost of net revenue	22.3	25.5	22.8	26.8
Gross profit	77.7	74.5	77.2	73.2
Operating expenses:
Research and development	17.3	24.0	17.9	24.6
Sales and marketing	42.7	38.9	44.1	39.2
General and administrative	9.2	21.5	9.2	19.3
Amortization of intangible assets	0.2	0.5	0.2	0.5

Total operating expenses	69.4	84.9	71.4	83.6

Operating income (loss)	8.3	(10.4)	5.8	(10.4)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Interest income	2.1	2.8	2.0	2.6
Other expense	(0.2)	(0.4)	(0.1)	(0.3)

Income (loss) before income taxes	10.2	(8.0)	7.7	(8.1)
Provision for income taxes	0.7	0.4	0.6	0.4

Net income (loss)	9.5%	(8.4)%	7.1%	(8.5)%

Net Revenue

The following is a summary of net revenue and the changes in net revenue (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Total net revenue	$73,425	$39,705	$135,828	$76,120
Change from same period prior year ($)	$33,720	$3,003	$59,708	$6,050
Change from same period prior year (%)	84.9%	8.2%	78.4%	8.6%

For the three and six months ended October 31, 2007, the increase in net revenue was primarily attributable to continued market acceptance of our products, coupled with increased sales and marketing efforts to broaden our market presence and expand our distribution channels. Net revenue increased by 84.9% to $73.4 million in the second quarter of fiscal 2008, from $39.7 million in the second quarter of fiscal 2007. In the six months ended October 31, 2007 net revenue increased 78.4% to $135.8 million from $76.1 million in the six months ended October 31, 2006. Product revenue increased 87.1% and 82.0% for the three and six months ended October 31, 2007, respectively, primarily due to continued strong sales of our products. Service revenue increased 77.9% and 67.3% for the three and six months ended October 31, 2007, respectively, primarily due to an increase in service renewals from our expanding installed base and new service contracts.

The following table illustrates the geographic makeup of our net revenue for the periods stated (in thousands):

	Three Months Ended October 31,
	2007		2006 (1)
	$	%	$	%
North America	$40,706	55.5%	$19,838	50.0%
EMEA (2)	23,592	32.1	13,952	35.1
LATAM (3)	733	1.0	208	0.5
APAC(4)	8,394	11.4	5,707	14.4

Total net revenue	$73,425	100.0%	$39,705	100.0%

	Six Months Ended October 31,
	2007		2006 (1)
	$	%	$	%
North America	$71,508	52.6%	$37,570	49.4%
EMEA (2)	46,149	34.0	27,039	35.5
LATAM (3)	974	0.7	447	0.6
APAC (4)	17,197	12.7	11,064	14.5

Total net revenue	$135,828	100.0%	$76,120	100.0%

(1)	Net revenue for the LATAM region for the three and six months ended October 31, 2006 have been reclassified to conform to current period presentation.

(2)	Europe, Middle East, and Africa (“EMEA”)

(3)	Central America and Latin America (“LATAM”)

(4)	Asia and Pacific regions (“APAC”)

Net revenue grew in all geographies in the three and six months ended October 31, 2007, compared to the same periods of fiscal 2007. For the three months ended October 31, 2007, as compared to the comparable prior year period, net revenue in North America increased $20.9 million, or 105.2%, net revenue in EMEA increased $9.6 million, or 69.1%, net revenue in LATAM increased $0.5 million, or 252.4% and net revenue in APAC increased $2.7 million, or 47.1%. For the six months ended October 31, 2006, as compared to the comparable prior year period, net revenue in North America increased $33.9 million, or 90.3%, net revenue in EMEA increased $19.1 million, or 70.7%, net revenue in LATAM increased $0.5 million, or 117.9% and net revenue in APAC increased $6.1 million, or 55.4%.

Gross Profit

The following is a summary of gross profit (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Gross profit	$57,047	$29,583	$104,839	$55,748
Gross profit as a percentage of net revenue	77.7%	74.5%	77.2%	73.2%

Gross profit was $57.0 million in the second quarter of fiscal 2008, compared to $29.6 million for the second quarter of fiscal 2007. As a percentage of net revenue, gross profit for the second quarters of fiscal 2008 and 2007 was 77.7% and 74.5%, respectively. Gross profit was $104.8 million for the first six months of fiscal 2008 compared to $55.7 million for the first six months of fiscal 2007. As a percentage of net revenue, gross profit for the first six months of fiscal 2008 and 2007 was 77.2% and 73.2%, respectively. The increase in gross profit was due primarily to strong pricing and a product mix favoring higher margin products such as Blue Coat WebFilter. The improvement in gross profit as a percentage of sales for the three and six month periods ended October 31, 2007, as compared to the comparable prior year periods, was primarily due to more favorable product pricing and higher overall revenue resulting in more effective leverage on fixed product costs, partially offset by continued investments in our service infrastructure to support our increasing customer base.

Research and Development

The following is a summary of research and development expense (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Research and development	$12,709	$9,538	$24,324	$18,718
Research and development as a percentage of net revenue	17.3%	24.0%	17.9%	24.6%

Research and development expense consists primarily of salaries and benefits, prototype costs, and test equipment costs.

Research and development expense increased $3.2 million to $12.7 million in the second quarter of fiscal 2008 from $9.5 million for the second quarter of fiscal 2007. These amounts represented 17.3% and 24.0% of net revenue for the second quarters of fiscal 2008 and 2007, respectively. Research and development expense increased $5.6 million to $24.3 million for the first six months of fiscal 2008 from $18.7 million for the first six months of fiscal 2007. These amounts represented 17.9% and 24.6% of net revenue for the first six months of fiscal 2008 and 2007, respectively. The increase in research and development expense was primarily a result of higher employee costs from increased headcount to facilitate the continued enhancement and development of our products, as well as increased spending on engineering materials, in order to enhance existing applications and address new product development. For the three and six months ended October 31, 2007, research and development headcount increased by 10 and 24, respectively. Stock-based compensation expense recognized under SFAS No.123(R) related to research and development personnel was $1.2 million and $2.9 million for the three and six months ended October 31, 2007, compared to $0.9 million and $1.8 million for the three and six months ended October 31, 2006, respectively.

We expect research and development expense to continue to increase in absolute dollars, but to remain constant as a percentage of net revenue for the remainder of fiscal year 2008.

Sales and Marketing

The following is a summary of sales and marketing expense (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Sales and marketing	$31,358	$15,444	$59,972	$29,863
Sales and marketing as a percentage of net revenue	42.7%	38.9%	44.1%	39.2%

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses.

Sales and marketing expense increased $16.0 million to $31.4 million for the second quarter of fiscal 2008 from $15.4 million for the second quarter of fiscal 2007. These amounts represented 42.7% and 38.9% of net revenue for the second quarters of fiscal 2008 and 2007, respectively. Sales and marketing expense increased $30.1 million to $60.0 million for the first six months of fiscal 2008 from $29.9 million for the first six months of fiscal 2007. These amounts represented 44.1% and 39.2% of net revenue for the first six months of fiscal 2008 and 2007, respectively. The increase in sales and marketing expense was primarily attributable to increases in sales personnel, marketing program spending, and volume-related expenses such as commission payments and travel costs. The increase in sales and marketing expense was consistent with our plans to expand our sales force and increase our market share in the growing WAN Application Delivery market. For the three and six months ended October 31, 2007, sales and marketing headcount increased by 36 and 59, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) related to sales and marketing personnel was $1.4 million and $3.0 million for the three and six months ended October 31, 2007, compared to $0.9 million and $1.9 million for the three and six months ended October 31, 2006, respectively.

We expect sales and marketing expense to increase in absolute dollars for the remainder of fiscal year 2008 because we intend to seek to increase sales in both domestic and international markets, establish and expand new distribution channels, and introduce new products and product enhancements.

General and Administrative

The following is a summary of general and administrative expense (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
General and administrative	$6,792	$8,538	$12,474	$14,712
General and administrative as a percentage of net revenue	9.2%	21.5%	9.2%	19.3%

General and administrative expense consists primarily of salaries and benefits, accounting and audit costs, and other legal costs.

General and administrative expense decreased $1.7 million to $6.8 million for the second quarter of fiscal 2008 from $8.5 million for the second quarter of fiscal 2007. These amounts represented 9.2% and 21.5% of net revenue for the second quarters of fiscal 2008 and 2007, respectively. General and administrative expense decreased $2.2 million to $12.5 million for the first six months of fiscal 2008 from $14.7 million for the first six months of fiscal 2007. These amounts represented 9.2% and 19.3% of net revenue for the first six months of fiscal 2008 and 2007, respectively. The decrease in general and administrative expense was primarily due to decreased legal and accounting fees related to the completion of the Fiscal 2007 Stock Option Investigation and related restatement of our financial statements, partially offset by an increase in general and administrative headcount and related expenses. For the three months ended October 31, 2007, our general and administrative headcount did not change, and for the six months ended October 31, 2007, our headcount increased by 14. Stock-based compensation expense recognized under SFAS No. 123(R) related to general and administrative personnel was $1.0 million and $2.1 million for the three and six months ended October 31, 2007, compared to $0.6 million and $1.3 million for the three and six months ended October 31, 2006, respectively.

We expect that general and administrative expense to increase in absolute dollars for the remainder of fiscal year 2008 as a result of increases in headcount and infrastructure to manage our increased business volumes, but to remain constant as a percentage of net revenue. During fiscal 2007, we incurred significant legal and accounting fees as a consequence of the Fiscal 2007 Stock Option Investigation and related restatement of our financial statements, and we presently do not expect to again incur professional fees at such levels.

Amortization of Intangible Assets

Amortization of intangible assets reflects the amortization of developed technology, core technology, and customer relationships, all related to our September 11, 2006 acquisition of certain assets of the NetCache business from Network Appliance, our March 3, 2006 acquisition of Permeo, Inc., our November 16, 2004 acquisition of Cerberian, Inc. and our November 14, 2003 acquisition of Ositis Software, Inc. Total amortization expense for our identifiable intangible assets was $0.4 million and $0.8 million in the three and six months ended October 31, 2007, respectively, and approximately $0.5 million and $1.0 million in the three and six months ended October 31, 2006, respectively. The amortization expense for developed technology and core technology is charged to cost of goods sold. The amortization for customer relationships is recorded as an operating expense.

Interest Income and Other Income

The following summarizes interest income and other expense (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Interest income, net	$1,516	$1,092	$2,763	$1,989
Other expense	$(146)	$(148)	$(189)	$(268)

For the three and six months ended October 31, 2007, as compared with the comparable prior year periods, interest income increased as a result of increased cash, cash equivalents and short-term investment balances earning interest at higher rates, partially offset by the increased interest expense attributable to the unamortized issuance costs associated with the Series A Redeemable Convertible Preferred Stock. Other expense consists primarily of foreign currency exchange gains or losses.

Provision for Income Taxes

The provision for income taxes for the three and six months ended October 31, 2007 was $0.5 million and $0.8 million, respectively, as compared to $0.2 million and $0.3 million, respectively, for the three and six months ended October 31, 2006. The increase for both the three an six months ended October 31, 2007 as compared to the corresponding periods in fiscal year 2007 is primarily the result of increased income and U.S. alternative minimum taxes.

Section 409(A) Tender Offer

As discussed in our Form 10-K for the year ended April 30, 2006, in fiscal 2007, we undertook an investigation into our historical stock option granting practices (the “Fiscal 2007 Stock Option Investigation”). As a consequence of the Fiscal 2007 Stock Option Investigation, we determined that the measurement dates for a number of stock option grants made by us during the period from November 1999 to May 2006 differed from the measurement dates previously used to account for such grants. This resulted in a lower exercise price for those options than the fair market value on the actual grant date and for accounting purposes, such options were deemed to have been issued at a discount, which could expose the holders of those options to potentially adverse tax consequences under Section 409A of the Internal Revenue Code and state law equivalents. We made a tender offer to certain individuals and provided them the opportunity to increase the exercise price of the discounted options to the fair market value on the actual grant date of that option in order to avoid the potentially adverse tax consequences (the “2007 Tender Offer”). The 2007 Tender Offer was completed on May 29, 2007. As a result of the 2007 Tender Offer, we amended outstanding options covering 894,040 shares of our common stock. In addition, under the terms of the 2007 Tender Offer, the participants whose options were amended are eligible to receive special cash bonuses, in the aggregate amount of $2.7 million, to compensate them for the higher exercise prices per share in effect for their amended options. The bonus costs, which were recorded during the first quarter of fiscal 2008, resulted in a decrease to additional paid-in capital of $1.2 million, an increase in stock-based compensation expense of $1.5 million and an increase in payroll tax expenses of $0.2 million. Under Section 409A of the Internal Revenue Code, the cash bonus cannot be paid in the same calendar year in which the options are amended. As a result, the cash bonus will be paid in January 2008.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for our fiscal year beginning May 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 157 will have on our condensed consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes a company elects for similar types of assets and liabilities. This statement is effective for our fiscal year beginning May 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our condensed consolidated financial statements

In June 2007, FASB ratified a consensus opinion reached by EITF on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” (“EITF 07-3”). The guidance in EITF 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, we would be required to expense the related capitalized advance payments. EITF 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF 07-3 also is not permitted. We intend to adopt EITF 07-3 effective February 1, 2008 and are currently evaluating the effect, if any, that the adoption of EITF 07-3 will have on our condensed consolidated financial statements.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, and an initial public offering of our common stock. We believe our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may choose at any time to raise additional capital to strengthen our financial condition, facilitate expansion, pursue strategic acquisitions or investments, or to take advantage of business opportunities as they arise.

	As of October 31, 2007	As of April 30, 2007
	(in thousands)
Cash and cash equivalents	$104,346	$50,013
Short-term investment	43,033	43,874
Restricted investments	5,058	4,981

Subtotal	$152,437	$98,868
Total assets	$309,318	$248,674

Percentage of Total assets	49.3%	39.8%

	Six Months Ended October 31,
	2007	2006
	(in thousands)
Cash provided by operating activities	$31,336	$6,890
Cash used in investing activities	(3,145)	(43,117)
Cash provided by financing activities	26,142	41,914

Net increase in cash and cash equivalents	$54,333	$5,687

Net cash provided by operating activities was $31.3 million for the first six months ended October 31, 2007 compared to $6.9 million in the comparable prior year period. The increase in cash provided by operating activities was largely attributable to higher net income resulting from a significant increase in net revenue from $76.1 million in the first six months of fiscal 2007 to $135.8 million in the first six months of fiscal 2008, coupled with a decrease in operating expenses as a percentage of net revenue from 83.6% of net revenue in the first six months of fiscal 2007 to 71.4% of net revenue in the first six months of fiscal 2008.

Working capital sources of cash for the first six months of fiscal 2008 principally were increases in deferred revenue of $13.7 million and accrued payroll and related benefits of $3.9 million. Deferred revenue increased primarily as a result of increased sales volume of service contracts and increased shipments of stocking orders to our distributors. Accrued payroll and related benefits increased primarily due to an increase in accrued salaries of $2.7 million related to our obligation from the 2007 Tender Offer and an increase in accrued profit sharing and bonuses. Working capital uses of cash for the first six months of fiscal 2008 included an increase in accounts receivable of $8.2 million and a decrease in accounts payable of $1.8 million. Accounts receivable increased as a result of higher net revenue for the first six months of fiscal 2008, partially offset by a decrease in our days of sales outstanding from 68.5 days at October 31, 2006 to 45.4 days at October 31, 2007 due in part to our improved effort of collections. The decrease in accounts payable resulted primarily from the decreased liabilities to a few large vendors, and the timing of invoices for a few of our significant vendors.

Net cash used in investing activities was $3.1 million for the first six months ended October 31, 2007, compared to $43.1 million used in the comparable prior year period. For the first six months of fiscal 2008, the cash used in our investing activities was included $3.9 million used to purchase property and equipment, consisting of purchases of computer equipment, software, furniture and leasehold improvements, offset by the net sale proceeds from investment securities of $0.8 million. For the first six months of fiscal 2007, the cash used in our investing activities included the net purchase of investment securities of $15.4 million and the cash consideration and direct costs related to the NetCache acquisition of $24.6 million. During the first six months of fiscal 2007, we also used cash of $3.3 million to purchase property and equipment.

Net cash provided by financing activities was $26.1 million for the first six months of fiscal 2008, compared to $41.9 million generated in the same period last year. The net cash provided by our financing activities for the first six months of fiscal 2008 primarily consisted of the proceeds from the exercise of employee stock options and purchases of our stock under the employee stock purchase plan. The net cash provided by our financing activities for the first six months of fiscal 2007 was primarily related to the net proceeds of $41.9 million received from the sale of Series A Redeemable Convertible Preferred Stock.

Our long-term investment strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. As of October 31, 2007, cash, cash equivalents and investments totaled $152.4 million, $5.1 million of which is classified as restricted.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of October 31, 2007, cash, cash equivalents and investments totaled $152.4 million, $5.1 million of which is classified as restricted. These investments are primarily held in money market funds, commercial paper, corporate securities, government securities and auction rate preferred securities. We adhere to an investment policy that is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates, which principally is due to the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We sell our products throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of our sales are currently billed and collected in U.S. dollars, a strengthening of the dollar could make our products less price-competitive in foreign markets. If the events described above were to occur, our net revenue and earnings could be materially affected, since a significant portion of our net revenue and earnings are derived from international operations. Net revenue derived from customers outside of North America represented 44.5% and 47.4% of total net revenue for the three and six months ended October 31, 2007, respectively. Net revenue derived from customers outside of North America represented 50.0% and 50.6% of total net revenue for the three and six months ended October 31, 2006, respectively. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered by investors before making an investment decision. As a consequence of any of the following risks and uncertainties, our business, financial condition and results of operations could be seriously harmed, and the trading price of our common stock could decline and investors could lose all or part of their investment. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business, financial condition and results of operations, or result in a decline in the trading price of our common stock.

In addition to the risk factors below that were included in our Form 10-K for fiscal year 2007, we have identified two new risk factors relating to auction rate securities and our effective and actual tax rates. These new risk factors are included at the end of this Item 1A.

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

A high percentage of our expenses, including those related to manufacturing overhead, technical support, research and development, sales and marketing, and general and administrative functions, are essentially fixed in the short term. As a result, if our net revenue is less than forecasted, such expenses cannot effectively be reduced and our quarterly operating results will be adversely affected.

We believe that quarter-to-quarter comparisons of our operating results should not necessarily be relied upon as indicators of future performance. In the past our quarterly results have on occasion failed to meet our quarterly guidance and the expectations of public market analysts or investors, and it is likely that this will occur in the future. If this occurs our stock price likely will decline, and may decline significantly. Such a decline may also occur even when we meet our guidance, but our results or future guidance fail to meet third party expectations.

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

There is no guarantee that we will accurately predict the direction in which the Secure Internet Gateway and WAN Application Delivery markets will evolve. Failure on our part to anticipate the direction of our markets and to develop products and enhancements that meet the needs of those markets will significantly impair our business, financial condition and results of operations.

Our internal investments in research and development may not yield the anticipated benefits.

The success of our business is predicated on our ability to create new products and technologies and to anticipate future market requirements and applicable industry standards. The process of developing new technologies is time consuming, complex and uncertain, and requires commitment of significant resources well in advance of being able to fully determine market requirements and industry standards. Furthermore, we may not be able to timely execute new product or technical initiatives because of errors in product planning or timing, technical difficulties that we cannot timely resolve, or a lack of appropriate resources. This could result in competitors bringing products to market before we do and a consequent decrease in our market share and net revenue. Our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance and comply with industry standards, could seriously harm our business, financial condition and operating results. Additionally, our introduction of new products and product enhancements could result in the obsolescence of previously purchased or committed inventory, potentially requiring the recording of material charges, which would reduce our net income.

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

The WAN Applications Delivery market is intensely competitive and certain of our competitors have greater financial, technical, sales and marketing resources, and may take actions that could weaken our competitive position or reduce our net revenue.

We have increasingly invested in and focused on the WAN Application Delivery market. This market is intensely competitive, and the intensity of this competition is expected to increase in the future. Such increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business, financial condition and operating results. We may not be able to compete successfully against current or future competitors and we cannot be certain that competitive pressures we face will not seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services they offer. In addition, we expect that there will be competition from other established and emerging companies as the market for WAN Application Delivery products continues to develop and expand.

Many of our current and potential competitors have longer operating histories; significantly greater financial, technical, sales and marketing resources; significantly greater name recognition; and a larger installed base of customers than we do. Such competitors also may have well-established relationships with our current and potential customers and extensive knowledge of our industry. As a result, those competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. They also may make strategic acquisitions or establish cooperative relationships among themselves or with other providers, thereby increasing their ability to provide a broader suite of products, and potentially causing customers to defer purchasing decisions. Also, larger competitors may be able to integrate some of the functionality of our products into existing infrastructure products or to bundle WAN Application Delivery products with other product offerings. Finally, they may engage in aggressive pricing strategies or discounting. Any of the foregoing may limit our ability to compete effectively in the market and adversely affect our business, financial condition and operating results.

We have a history of losses and profitability could be difficult to sustain.

While we have been profitable in certain quarters, we have not been able to maintain consistent profitability on a quarterly basis. Although we were profitable in the first and second quarters of fiscal 2008, we were not profitable in three of the four fiscal quarters in fiscal 2007, and may not be profitable on a quarterly or annual basis in the future. Our ability to achieve, sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products and services. We expect our operating expenses to increase as our revenue grows, and we anticipate that we will make investments in our business. Our results of operations will be harmed if our revenue does not increase at a rate commensurate with the rate of increase in our expenses. If our revenue is less than anticipated or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience losses on a quarterly and annual basis.

We must attract, assimilate and retain key personnel on a cost-effective basis, or our ability to execute our business strategy and generate sales could be harmed.

We depend on key management, research and development, and sales personnel, and our ability to attract and retain highly qualified and skilled personnel on an ongoing basis. During the past year we have experienced significant changes in our senior management team, including with respect to our senior sales, legal and marketing officers, and we may continue to experience transition in our management team in the future. Our success will depend in part on our ability to assimilate these new members of our leadership team, as well as our ability to recruit and retain other key personnel.

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

A significant amount of our revenue is generated through sales by our sales channel partners, which include distributors and resellers. During the quarter ended October 31, 2007, approximately 96.0% of our revenue was generated through our indirect sales channels. We depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and add new sales channel partners and effectively train and integrate them with our sales process. If we are unsuccessful in those efforts, our business will not grow and our operating results will be adversely affected.

Our products are complex, and there can be no assurance that the sales training programs that are offered to our sales channel partners will be effective. In addition, our sales channel partners may be unsuccessful in marketing, selling and supporting our products and services for reasons unrelated to training. Most of our sales channel partners do not have minimum purchase or resale requirements, and may cease selling our products at any time. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of products competitive to ours. There is no assurance that we will retain these sales channel partners or that we will be able to secure additional or replacement sales channel partners in the future. The loss of one or more of our key sales channel partners in a given geographic area could harm our operating results within that area, as new sales channel partners typically require extensive training and take several months to achieve acceptable productivity.

We also depend on many of our sales channel partners to deliver first line service and support for our products. Any significant failure on their part to provide such service and support could impact customer satisfaction and future sales of our products. In addition, we recognize a portion of our revenue based on a sell-through model using information provided by our sales channel partners. If we are provided with inaccurate or untimely information, the amount, timing or accuracy of our reported net revenue could be affected.

If we are unable to establish fair value for any undelivered element of a customer order, revenue relating to the entire order may be deferred until the revenue recognition criteria for all elements of the customer order are met. This could lower our net revenue in one period and increase it in future periods, resulting in greater variability in net revenue and income period to period.

In the course of our sales efforts, we often enter into arrangements with our customers that require us to deliver a combination of different appliances, software products or services. We refer to each individual appliance, software product or service as an “element” of the overall arrangement with our customer. In some cases, these arrangements may require us to deliver particular elements in a future period. We do not recognize revenue on any element until it has been delivered. In addition, we do not recognize revenue on any delivered element until we can determine the fair value of all undelivered elements in the arrangement. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized at the earlier of when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is maintenance, revenue for the entire arrangement is recognized ratably over the maintenance period. As a result, a portion of the revenue we recognize in each quarter could relate to previously delivered products. Consequently, an increase in the number of multiple element arrangements with undelivered elements for which we cannot determine the fair value would negatively impact our net revenue in the current period, while increasing net revenue in future periods. In addition, we may not adjust our cost structure commensurately with the reduction in net revenue recognized in the current period, which would reduce our income for the current period. If there is a significant increase in sales related to multiple element arrangements with undelivered elements for which we cannot determine the fair value, we may not meet current revenue expectations since revenue associated with such arrangements will be recognized in future periods.

We are dependent on contract manufacturers to manufacture our products, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenue and damage our customer relationships.

We depend primarily on independent contract manufacturers (each of whom is a third party manufacturer for numerous companies) to manufacture our products and the assemblies and components contained in our products. These manufacturers are not committed to manufacture our products on a long-term basis in any specific quantity or at any specific price. Also, from time to time, we may be required to add new manufacturers or manufacturing sites to accommodate growth in orders or the addition of new products. It is time consuming and costly to qualify and implement new contract manufacturer relationships and sites, and such additions increase the complexity of our supply chain management. Our ability to ship products to our customers could be delayed if we fail to effectively manage our contract manufacturer relationships; if one or more of our contract manufacturers experiences delays, disruptions or quality control problems in manufacturing our products; or if we are required to add or replace contract manufacturers or sites. Moreover, an increasing portion of our manufacturing is performed in China and other countries and is, therefore, subject to risks associated with doing business in those countries. Each of these factors could adversely affect our business, financial condition and operating results.

If we fail to accurately predict our manufacturing requirements and manage our supply chain we could incur additional costs or experience manufacturing delays that could harm our business.

We provide forecasts of our requirements to our contract manufacturers on a rolling 12-month basis. If our forecast exceeds our actual requirements, the contract manufacturers may assess charges or we may have liability for excess inventory, each of which could negatively affect our gross margin. If our forecast is less than our actual requirements, the contract manufacturers may have insufficient time and components to produce our product requirements, which could delay or interrupt manufacturing of our products and result in delays in shipments, customer dissatisfaction, and deferral or loss of revenue. Any of the foregoing could adversely affect our business, financial condition and operating results.

We depend on single and, in some cases, sole and limited source suppliers for several key components, so our business is susceptible to shortages, unavailability or price fluctuations.

We have limited sources of supply for certain key components of our products, which exposes us to component shortages or unavailability. In addition, we are unable to rapidly change quantities and delivery schedules because the procurement of certain components is subject to lengthy lead times and the qualification of additional or alternate sources is time consuming, costly and difficult. In the event our business growth exceeds our projections, or required components are otherwise in scarce supply, we may be subject to shortages, delays or unavailability of such components, or potential price increases, which may be substantial. If we are unable to secure sufficient components at reasonable prices in order to timely build our products, customer shipments may be delayed. This would adversely affect both our relationships with those customers and our net revenue. Alternatively, we may pay increased prices, which would impact our gross margin. Any of the foregoing could adversely affect our business, financial condition and operating results.

Our gross margin is affected by a number of factors, and may be below our expectations or the expectations of investors and analysts, which could cause a decline in our stock price.

Our gross margin percentage has been and will continue to be affected by a variety of factors, including:

•	market acceptance of our products and fluctuations in demand;

•	the timing and size of customer orders and product implementations;

•	increased price competition and changes in product pricing;

•	actions taken by our competitors;

•	the mix of direct and indirect sales;

•	new product introductions and enhancements;

•	manufacturing and component costs;

•	availability of sufficient inventory to meet demand;

•	purchase of inventory in excess of demand;

•	our execution of our strategy and operating plans;

•	changes in our sales model; and

•	revenue recognition rules.

For example, we have in the past entered into large revenue transactions with certain customers that, because of the product mix and volume discount, have decreased our gross margin percentage. We may, in the future, enter into similar transactions. As well, our lower end appliances have lower margins than our higher end appliances, and if our customers submit a large order or orders for our lower end appliances, the combination of lower margins and the volume discount provided to those customers would negatively impact our gross margin percentage.

Even if we achieve our net revenue and operating expense objectives, our net income and operating results may be below our expectations and the expectations of investors and analysts if our gross margins are below expectations. This could cause our stock price to decline.

Our international operations expose us to risks.

We currently have operations in a number of foreign countries, including 20 international subsidiaries, 3 branch offices and 7 international representative offices. In fiscal 2007, 53.4% of our total net revenue was derived from customers outside of North America; thus, our business is substantially dependent on economic conditions and IT spending in markets outside North America. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

•	technical difficulties and costs associated with product localization;

•	challenges associated with coordinating product development efforts among geographically dispersed areas;

•	potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights;

•	our limited experience in establishing a sales and marketing presence, together with the appropriate internal systems, processes and controls, in certain geographic markets;

•	longer payment cycles for sales in certain foreign countries;

•	seasonal reductions in business activity in the summer months in Europe and certain other countries;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences;

•	import and export restrictions and tariffs and other trade protection initiatives;

•	potential failures of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act;

•	compliance with foreign laws and other government controls, such as those affecting trade, privacy, the environment and employment;

•	management, staffing, legal and other costs of operating an enterprise spread over various countries;

•	political or economic instability, war or terrorism in the countries where we are doing business; and

•	fears concerning travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face-to-face interactions.

To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may incur additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and operating results could be seriously harmed.

The matters relating to our historical stock granting practices and the restatement of our consolidated financial statements in March 2007 have required us to incur substantial expenses, have resulted in litigation and regulatory inquiries, and may result in additional litigation, regulatory proceedings and governmental enforcement actions.

Our historical stock granting practices and the consequent restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory and government enforcement actions. On March 28, 2007, in our Form 10-K for the year ended April 30, 2006, we restated our consolidated financial statements as of April 30, 2005, and for the years ended April 30, 2005 and 2004, to correctly account for stock option grants for which we had determined that the measurement date for accounting purposes was different from the stated grant date (the “March 2007 Restatement”). In addition, we also restated our selected consolidated financial data as of and for the years ended April 30, 2005, 2004, 2003 and 2002, and the unaudited quarterly financial data for each of the quarters in the years ended April 30, 2006 and 2005, with the exception of the fourth quarter of fiscal 2006 (which had not then been filed). For more information on these matters, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background of the Stock Option Investigation, Findings, Restatement of Consolidated Financial Statements, Remedial Measures and Related Proceedings,” and Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended April 30, 2006, and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background of the Stock Option Investigation, Findings, Restatement of Consolidated Financial Statements, Remedial Measures and Related Proceedings,” and Item 4, “Controls and Procedures,” on Form 10-Q for the quarter ended January 31, 2007, each of which was filed with the SEC on March 28, 2007.

The internal review, the independent investigation, and related activities which led to our March 2007 Restatement have required us to incur substantial expenses for legal, accounting, tax and other professional services, and have diverted management’s attention from our business. As of October 31, 2007, these expenses totaled approximately $13.6 million, and certain of these expenses and activities have continued. Such continued expenses and activities include those relating to our resolution of international issues, including taxes; our resolution of issues with our domestic employees and payment of taxes due under Internal Revenue Code Section 409A; and our continued representation in connection with the litigation and investigatory proceedings.

The matters addressed in the March 2007 Restatement have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Note 7 of Notes to Consolidated Financial Statements, multiple derivative complaints have been filed in state and federal courts against our directors and certain of our executive officers pertaining to allegations relating to stock option grants, and certain proceedings with respect to such matters are ongoing at the SEC and the U.S. Attorney’s Office for the Northern District of California. We may become the subject of, or otherwise required to incur legal fees and costs in connection with, additional private litigation, regulatory proceedings, or government enforcement actions in connection with the March 2007 Restatement. No assurance can be given regarding the outcomes of such activities or that such outcomes will be consistent with the findings of our Special

Committee reported in our Annual Report on Form 10-K for the year ended April 30, 2006. The resolution of these matters has been, and will continue to be, time consuming and expensive, and will distract management from the conduct of our business. Our available directors’ and officers’ liability insurance may not be sufficient to cover our legal expenses or those of persons we are obligated to indemnify. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows. In addition, the March 2007 Restatement and the related litigation and regulatory proceedings, and any negative outcome that may occur from them, could impact our relationships with customers and our ability to generate future net revenue.

Our acquisitions may not provide the anticipated benefits and may disrupt our existing business.

We have acquired businesses in the past, such as our acquisition of Permeo Technologies, Inc. (“Permeo”), on March 3, 2006, and our acquisition of certain assets of the NetCache business from Network Appliance, on September 11, 2006, and likely will acquire other businesses or certain assets in the future. There is no guaranty that such acquisitions will yield the benefits we anticipate. The success of any acquisition is impacted by a number of factors, and may be subject to the following risks:

•	inability to successfully integrate the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	loss of key employees of acquired companies; and

•	substantial transaction costs.

Acquisitions may also result in risks to our existing business, including:

•	dilution of our current stockholders’ percentage ownership through the issuance of new equity;

•	assumption of additional liabilities;

•	incurrence of additional debt or a decline in available cash;

•	adverse effects to our financial statements, such as the need to make large and immediate one-time write-offs or the incurrence of restructuring and other related expenses;

•	liability for intellectual property infringement and other litigation claims; and

•	creation of goodwill or other intangible assets that could result in significant amortization expense.

The occurrence of any of the above risks could seriously harm our business.

We issued a combination of stock and cash in both the Permeo and NetCache transactions. In addition we did a private placement of preferred stock to fund a portion of the NetCache transaction. The issuance of stock in these transactions diluted our existing stockholders. We also used $15.0 million and $23.9 million in cash as consideration in the Permeo and NetCache transactions, respectively.

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

Our appliances are specifically designed to secure Web-based protocols, such as http, https, ftp and streaming, and focus on the Internet gateway as the point of entry into the network. While we believe that the majority of traffic traveling over the networks of our target customers is Web-based, a significant amount of our target customers’ network traffic may not be Web-based. Our products do not protect non-Web protocols. If our target customers do not wish to purchase a product that handles network traffic using Web-based protocols or do not wish to use the Internet gateway as a principal point of entry into their respective networks, our target customers may not purchase our products and our growth could be limited.

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used with our products.

We rely on technology that we license from third parties, including third party software and open source software that is used with certain of our products. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software or we will be required to delete this functionality from our software until equivalent technology can be licensed or developed and integrated into our current product. In addition, the inability to obtain certain licenses or other rights might require us to engage in litigation regarding these matters, which could have a material adverse effect on our financial condition. Any of these developments could seriously harm our business.

Undetected product errors, or failures found in new products may result in a loss of or delay in market acceptance of our products, which could cause us to incur significant costs, reduce our sales or result in litigation.

Our products may contain undetected operating errors when first introduced or as new versions or enhancements are released. Despite testing by us and by current and potential customers, errors may not be found in new products or new versions until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could materially adversely affect our operating results. These errors could also cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. In addition, all of our products operate on our internally developed operating system. As a result, any error in the operating system will affect all of our products. We have experienced minor errors in the past in connection with new products and enhancements to existing products. We expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments, which could seriously harm our business.

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

As described in Note 7 of Notes to Condensed Consolidated Financial Statements, we are a party to various litigation, including class action litigation arising out of our initial public offering in 1999 and derivative actions arising out of allegedly misleading statements about our prospects made between February 20, 2004 and May 27, 2004, which actions were subsequently amended to seek relief on our behalf from certain defendants with respect to our historical stock option practices.

As described in Note 7 of Notes to Condensed Consolidated Financial Statements, we are the subject of inquiries and investigations conducted by the SEC and the U.S. Attorney’s Office for the Northern District of California.

Any material litigation and regulatory proceeding inevitably results in the diversion of our management’s attention and expenditure of our resources. As well, any negative result or publicity could have a material adverse effect on our results of operations and financial condition.

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

We presently have 17 issued U.S. patents, 29 pending U.S. patent applications (provisional and non-provisional), and 1 pending foreign patent application. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

There can be no assurance or guarantee that any products, services or technologies that we are presently developing, or will develop in the future, will result in intellectual property that is subject to legal protection under the laws of the United States or a foreign jurisdiction and that produces a competitive advantage for us.

Third parties could assert that our products infringe their intellectual property rights.

Third parties may claim that our current or future products infringe their intellectual property rights, and these claims, even if without merit, could harm our business by increasing our costs, reducing our net revenue or by creating customer concerns that result in reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer networking and Internet technology have been issued in recent years. Patent owners may claim that one or more of our products infringes a patent held by the claimant.

We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

The market price of our stock is volatile, and is likely to be volatile in the future.

Since our initial public offering, the market price of our common stock has experienced significant fluctuations and is likely to continue to fluctuate significantly. Such volatility in the trading price of our stock can occur in response to general market conditions, changes in the IT or technology market generally or changes in the specific markets in which we operate, and cause an increase or decline in our stock price without regard to our operating performance. The market price of our common stock could decline quickly and significantly if we fail to achieve our guidance or if our performance fails to meet the expectation of public market analysts or investors.

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

It is not uncommon for securities class actions or other litigation to be brought against a company after periods of volatility in the market price of a company’s stock, and we have been subject to such litigation in the past. Such actions could result in management distraction and expense and, further, result in a decline in our stock price.

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

We completed our evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended April 30, 2007. Although our assessment, testing, and evaluation resulted in our conclusion that, as of April 30, 2007, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our business and reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, which could materially increase our operating expenses and, accordingly, reduce our net income.

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

Our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or under an export license exception, because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

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

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. As well, our appliance may be used to block content from being accessed. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with our customers, for defamation, negligence, intellectual property infringement, personal injury, censorship, invasion of privacy or other legal theories based on the nature, content or copying of this content. As of April 30, 2007, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

We have incurred and may continue to incur, in future periods, significant stock-based compensation charges under SFAS No. 123(R), which may adversely affect our reported financial results.

On May 1, 2006, we adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), issued by the Financial Accounting Standards Board (“FASB”), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our Condensed Consolidated Statements of Operations. The adoption of the SFAS No. 123(R) fair value method resulted in our recording of $9.5 million in non-cash stock-based compensation expense in Fiscal 2007 and $4.0 million in non-cash stock-based compensation expense in the fiscal quarter ending October 31, 2007. Although we anticipate that our adoption of SFAS No. 123(R) will continue to adversely impact our reported results of operations, future changes to the assumptions used to determine the fair value of our equity awards, and the amount and type of those equity awards, will impact the expense recorded in any given period.

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and material differences between forecasted and actual tax rates could have a material impact on our results of operations.

Forecasts of our income tax position and effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits and losses earned by us and our subsidiaries in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction and calculate our tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimated, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of operations.

Current uncertainties in the credit market may affect our ability to liquidate our holdings of auction rate preferred securities

We hold a variety of highly rated interest bearing auction rate securities which are classified as short-term investments on our Condensed Consolidated Balance Sheets. These auction rate securities provide liquidity through a dutch auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 28 days. This mechanism allows existing investors either to roll over their holdings and continue to own their respective securities, or to liquidate their holdings by selling such securities at par. The recent uncertainties in the credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, it is possible that we will be unable to liquidate some or all of our auction rate preferred securities at par, should we need or desire to access the funds invested in those securities. While we currently anticipate that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures, our inability to timely liquidate these securities could result in our being required to reclassify them or to record an impairment charge.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2006, we sold an aggregate of 42,060 shares of Series A Redeemable Convertible Preferred Stock, priced at $1,000 per share. Entities affiliated with Francisco Partners purchased 25,236 shares of Series A Redeemable Convertible Preferred Stock and entities affiliated with Sequoia Capital purchased 16,824 shares of Series A Redeemable Convertible Preferred Stock. The 42,060 shares of Series A Redeemable Convertible Preferred Stock were converted into 4,800,000 shares of Common Stock of Blue Coat by the foregoing entities during September 2007. The conversions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On October 2, 2007, we held our Annual Meeting of Stockholders for Fiscal Year 2007 at our headquarters in Sunnyvale, California.

On the record date of August 13, 2007, we had 15,732,522 shares of common stock outstanding and entitled to vote and 42,060 shares of Series A Redeemable Convertible Preferred stock outstanding and entitled to vote. On an as converted basis (with shares of Series A Redeemable Convertible Preferred stock entitled to a total of approximately 2.4 million votes), a total of 16,841,711 shares of Common Stock and Series A Redeemable Convertible Preferred Stock were present or represented by proxy at the meeting. At the meeting, all of the stockholders were asked to vote with respect to: (i) the election of five (5) directors to hold office until the Fiscal Year 2008 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified; (ii) the ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for Fiscal Year 2008; and (iii) the approval of our 2007 Stock Incentive Plan.

The following nominees were elected as directors, each to hold office until the Fiscal Year 2008 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, by the vote set forth below, with the holders of our Common Stock and Series A Redeemable Convertible Preferred Stock voting together as a single class and on an as converted basis:

Nominee	Votes For	Withheld
James A. Barth	16,497,497	344,214
David W. Hanna	16,019,951	821,760
Timothy A. Howes	16,708,345	133,366
Brian M. NeSmith	16,538,746	302,965
Keith Geeslin	16,669,643	172,068

The selection of Ernst & Young LLP as our independent registered public accounting firm for Fiscal Year 2008 was ratified by the vote set forth below, with the holders of our Common Stock and Series A Redeemable Convertible Preferred Stock voting together as a single class and on an as converted basis:

Votes For	Votes Against	Abstentions
16,738,156	84,600	18,955

Our 2007 Stock Incentive Plan was approved by the vote set forth below, with the holders of our Common Stock and Series A Redeemable Convertible Preferred Stock voting together as a single class and on an as converted basis:

Votes For	Votes Against	Abstentions	Broker Non-Votes
9,477,813	4,338,663	19,083	3,006,152

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description
3.6	Amended and Restated Bylaws of Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by Registrant with the Commission on November 19, 2007)

3.7	Certificate of Elimination of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by Registrant with the Commission on November 21, 2007)

10.38	2007 Stock Incentive Plan

10.39	Executive Separation Policy

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: December 6, 2007