Form 10-Q
period 2008-01-31
BLUE COAT SYSTEMS INC
filed 2008-03-07
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING FEBRUARY 29, 2008
Common Stock, par value $.0001	38,202,004

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

PART I: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	January 31, 2008	April 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,984	$50,013
Short-term investments	59,108	43,874
Restricted cash equivalents	—	4,120
Accounts receivable, net of allowance of $168 and $160, respectively	48,522	32,079
Inventories	197	489
Prepaid expenses and other current assets	6,531	7,536

Total current assets	222,342	138,111
Property and equipment, net	11,918	9,309
Restricted cash	861	861
Goodwill	92,243	92,243
Identifiable intangible assets, net	5,420	6,650
Other assets	1,757	1,500

Total assets	$334,541	$248,674

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,384	$12,051
Accrued payroll and related benefits	15,239	11,710
Deferred revenue	62,493	41,910
Accrued restructuring	—	238
Other accrued liabilities	7,146	5,808

Total current liabilities	94,262	71,717
Deferred revenue, less current portion	19,148	13,858
Deferred rent, less current portion	1,495	1,585
Deferred income tax liabilities	983	483
Other non-current liabilities	482	563
Series A redeemable convertible preferred stock; $0.0001 par value; none authorized at January 31, 2008; 0 and 42 issued and outstanding at January 31, 2008 and April 30, 2007, respectively (aggregate liquidation preference: $42,060 at April 30, 2007)	—	41,879
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 38,328 and 30,218 shares issued and outstanding at January 31, 2008 and April 30, 2007, respectively	2	2
Additional paid-in capital	1,107,849	1,028,409
Treasury stock, at cost; 276 shares held at January 31, 2008 and April 30, 2007, respectively	(903)	(903)
Accumulated deficit	(888,845)	(908,930)
Accumulated other comprehensive income	68	11

Total stockholders’ equity	218,171	118,589

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$334,541	$248,674

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Net revenue:
Product	$62,841	$35,976	$167,626	$93,543
Service	18,540	11,132	49,583	29,685

Total net revenue	81,381	47,108	217,209	123,228
Cost of net revenue:
Product	13,168	8,183	33,802	22,429
Service	6,131	4,057	16,486	10,183

Total cost of net revenue	19,299	12,240	50,288	32,612
Gross profit	62,082	34,868	166,921	90,616
Operating expenses:
Research and development	13,240	9,711	37,564	28,429
Sales and marketing	32,483	18,634	92,455	48,497
General and administrative	6,517	6,894	18,991	21,606
Amortization of intangible assets	112	112	337	506
Restructuring (reversal)	—	—	—	(19)

Total operating expenses	52,352	35,351	149,347	99,019

Operating income (loss)	9,730	(483)	17,574	(8,403)
Interest income	1,857	965	4,620	2,954
Other expense	(337)	(82)	(526)	(350)

Income (loss) before income taxes	11,250	400	21,668	(5,799)
Provision for income taxes	760	358	1,583	640

Net income (loss)	$10,490	$42	$20,085	$(6,439)

Net income (loss) per common share:
Basic	$0.28	$0.00	$0.59	$(0.22)

Diluted	$0.26	$0.00	$0.50	$(0.22)

Weighted average shares used in computing net income (loss) per common share:
Basic	37,721	29,408	34,256	29,046

Diluted	40,597	36,354	40,210	29,046

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended January 31,
	2008	2007
Operating Activities
Net income (loss)	$20,085	$(6,439)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,022	2,825
Amortization	1,399	1,533
Stock-based compensation	12,767	7,610
Loss (gain) on disposition of equipment	20	(69)
Excess tax benefits from stock-based compensation	(549)	—
Accretion of Series A redeemable convertible preferred stock issuance costs	181	—
Restructuring reversal	—	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,443)	(6,722)
Inventories	292	(162)
Prepaid expenses and other current assets	1,005	(3,340)
Other assets	(426)	13
Accounts payable	(2,667)	3,230
Accrued payroll and related benefits	846	105
Other accrued liabilities	1,711	802
Restructuring accrual	(238)	(536)
Deferred rent	5	192
Deferred revenue	25,873	18,366
Deferred income taxes	500	299

Net cash provided by operating activities	48,383	17,688
Investing Activities
Purchases of investment securities	(101,223)	(95,537)
Sales of investment securities	86,046	60,431
Release of escrow from NetCache acquisition	4,120	—
Purchases of property and equipment	(6,651)	(4,159)
Sales of property and equipment	—	70
Acquisition of NetCache, net of cash acquired	—	(24,553)

Net cash used in investing activities	(17,708)	(63,748)
Financing Activities
Net proceeds from issuance of common stock	26,747	35
Excess tax benefits from stock-based compensation	549	—
Net proceeds from sale of Series A redeemable convertible preferred stock	—	41,879

Net cash provided by financing activities	27,296	41,914

Net increase (decrease) in cash and cash equivalents	57,971	(4,146)
Cash and cash equivalents at beginning of period	50,013	46,990

Cash and cash equivalents at end of period	$107,984	$42,844

Non-cash financing activities:
Conversion of Series A redeemable convertible preferred stock	$42,060	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Blue Coat Systems, Inc. and those of our subsidiaries, all of which are wholly owned. All inter-company balances and transactions have been eliminated. The functional currency of our domestic and foreign operations is the United States dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition and results of operations from local currencies into the functional currency, are included in other expense in the accompanying condensed consolidated statements of operations. These amounts were not material during the three and nine months ended January 31, 2008 and 2007, respectively. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim periods presented.

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with our 2007 audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended April 30, 2007, as filed with the Securities and Exchange Commission (“SEC”) on July 13, 2007.

The condensed consolidated financial statements for the three and nine months ended January 31, 2008 and 2007, respectively, include the operating results of the NetCache business acquired from Network Appliance, Inc, beginning September 11, 2006.

On August 16, 2007, our Board of Directors approved a two-for-one forward stock split of our common stock. The stock split was effected by the issuance of a stock dividend of one share of our common stock for each share of our common stock issued and outstanding as of the record date of September 13, 2007. The split-adjusted stock began trading on the NASDAQ Global Market on October 4, 2007. As of January 2008, our stock is listed on the NASDAQ Global Select Market. All share numbers in this document reflect our capital structure as of the end of the fiscal quarter and are therefore on a post-split basis. Shares authorized and par value were not adjusted as they were not affected by the stock split.

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

Short-term investments consist primarily of money market funds, commercial paper and corporate securities with original maturities between three months and one year. We determine the appropriate classification of our investments at the time of purchase and evaluate such designation as of each balance sheet date based on our intent and ability to use such funds for current operations. To date, all of our investments have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of these securities is based on quoted market prices. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other expense. Interest and dividends on all securities are included in interest income.

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

Inventories, net, consisted of the following (in thousands):

	January 31, 2008	April 30, 2007
Raw materials	$—	$262
Finished goods	197	227

Total	$197	$489

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”)

during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the impairment test since we have only one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2007 and concluded that no impairment existed at April 30, 2007. For the three and nine months ended January 31, 2008, there have been no significant events or changes of circumstances affecting the valuation of goodwill.

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

Restructuring Liabilities

We initiated certain restructuring activities prior to December 31, 2002 and have recorded them in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). We have accrued through charges to restructuring in our condensed consolidated financial statements, various restructuring liabilities related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs. All restructuring activities were completed by the end of the second quarter of fiscal 2008.

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

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements with each of our executive officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We expect to have indemnification obligations to certain current and former officers and directors and other employees in connection with the regulatory investigations and litigation relating to our historical stock option granting practices (“Fiscal 2007 Stock Option Investigation”).

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

Changes in our warranty obligations, which are included in other accrued liabilities, for the nine months ended January 31, 2008 and 2007, respectively, were as follows (in thousands):

	Nine Months Ended January 31,
	2008	2007
Beginning balances	$459	$319
Provision for warranty	1,620	1,075
Costs incurred and charged against warranty reserve	(1,477)	(967)

Ending balances	$602	$427

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

We may conclude that it is more likely than not that our deferred tax assets will be utilized in the future based on expectations of taxable income, available carryforward periods, and other factors. This would result in a reduction of the valuation allowance and an increase to net income for the period such determination is made.

Stock-Based Compensation

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and nine months ended January 31, 2008 and 2007 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

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

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of money market funds, commercial paper, corporate securities and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents and short-term investments in our condensed consolidated balance sheets as of January 31, 2008 and April 30, 2007, respectively. We have not experienced material losses from our investments in these securities.

Generally, we do not require collateral for sales to customers. However, we perform on-going credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. During the three and nine months ended January 31, 2008, one customer (a distributor) accounted for 12.9% and 14.0% of our net revenue respectively. During the three and nine months ended January 31, 2007, another customer (a distributor) accounted for 17.1% and 12.7% of our net revenue. As of January 31, 2008, one customer (a distributor) accounted for 13.9% of our gross accounts receivable. As of April 30, 2007, no single customer accounted for more than 10.0% of our gross accounts receivable.

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

Contingencies

From time to time we are involved in various claims and legal proceedings. If management believes that a loss arising from a matter is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than any other. As additional information becomes available, any potential liability related to the matter is assessed and the estimate is revised, if necessary. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could result in a material adverse impact on the results of operations for the period in which the ruling occurs, or future periods.

Comprehensive Income

We report comprehensive income in accordance with FASB SFAS No. 130, Reporting Comprehensive Income. Included in other comprehensive income are adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet.

Significant components of our comprehensive income (loss) are as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Net income (loss)	$10,490	$42	$20,085	$(6,439)
Unrealized gain on available-for-sale securities	52	—	57	3

Comprehensive income (loss)	$10,542	$42	$20,142	$(6,436)

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes a company elects for similar types of assets and liabilities. This statement is effective for our fiscal year beginning May 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our condensed consolidated financial statements

In June 2007, FASB ratified a consensus opinion reached by EITF on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” (“EITF 07-3”). The guidance in EITF 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, we would be required to expense the related capitalized advance payments. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after the commencement of that fiscal year. Early adoption is not permitted. Retrospective application of EITF 07-3 also is not permitted. We intend to adopt EITF 07-3 effective May 1, 2008 and do not expect the pronouncement to have a material effect on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. This statement is effective for our fiscal year beginning May 1, 2009. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements, but the impact will be limited to any future acquisitions beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. This statement is effective for our fiscal year beginning May 1, 2009. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

Note 2. Stock-based Compensation

We have adopted several stock incentive plans providing stock-based awards to employees, directors, advisors and consultants, including stock options, restricted stock and restricted stock units awards. Most of our prior plans were terminated on October 2, 2007, when our stockholders approved our 2007 Stock Incentive Plan. Under the terms of the 2007 Stock Incentive Plan, the outstanding options and other awards made under those prior plans are deemed incorporated into the 2007 Stock Incentive Plan but remain outstanding in accordance with their terms. We also have an Employee Stock Purchase Plan (“ESPP”), which enables employees to purchase shares of our common stock.

Impact of the Adoption of SFAS 123(R)

See Note 1 for a description of our adoption of SFAS No.123(R), “Share-Based Payment,” on May 1, 2006. The following table summarizes the stock-based compensation expense for stock options, restricted stock, restricted stock unit awards and our ESPP that we recorded in the condensed consolidated statements of operations in accordance with SFAS No. 123(R) for the three and nine months ended January 31, 2008 and 2007, respectively (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Stock-based compensation expense:
Cost of product	$172	$108	$616	$379
Cost of service	195	105	609	339
Research and development	1,088	810	3,949	2,624
Sales and marketing	1,243	637	4,264	2,529
General and administrative	1,263	425	3,329	1,739

Total	$3,961	$2,085	$12,767	$7,610

As discussed in our Form 10-K for the year ended April 30, 2006, in fiscal 2007, we conducted the Fiscal 2007 Stock Option Investigation. As a consequence of the Fiscal 2007 Stock Option Investigation, we determined that the measurement dates for a number of stock option grants made by us during the period from November 1999 to May 2006 differed from the measurement dates previously used to account for such grants. This resulted in a lower exercise price for those options than the fair market value on the actual grant date and for accounting purposes, such options were deemed to have been issued at a discount, which could expose the holders of those options to potentially adverse tax consequences under Section 409A of the Internal Revenue Code and state law equivalents. We made a tender offer to certain individuals and provided them the opportunity to increase the exercise price of the discounted options to the fair market value on the actual grant date of that option, in order to avoid the potentially adverse tax consequences (the “2007 Tender Offer”). The 2007 Tender Offer was completed on May 29, 2007. As a result of the 2007 Tender Offer, we amended outstanding options covering 894,040 shares of our common stock. In addition, under the terms of the 2007 Tender Offer, the participants whose options were amended received a special cash bonuses, in the aggregate amount of $2.7 million, to compensate them for the higher exercise prices per share in effect for their amended options. The bonus costs, which were recorded during the first quarter of fiscal 2008, resulted in a decrease to additional paid-in capital of $1.2 million, an increase in stock-based compensation expense of $1.5 million and an increase in payroll tax expenses of $0.2 million. Under Section 409A of the Internal Revenue Code, the cash bonus could not be paid in the same calendar year in which the options were amended. Accordingly, the cash bonuses were paid in January 2008.

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

We did not grant stock options during the Fiscal 2007 Stock Option Investigation. Therefore, there were no options granted during the three month period ended January 31, 2007, so no stock options were valued for that period. For the nine months ended January 31, 2007, as well as for the three and nine months ended January 31, 2008, we used the following assumptions to estimate the fair value of stock options granted:

	Three Months Ended January 31,	Nine Months Ended January 31,
	2008	2008	2007
Stock Options
Risk-free rate	3.28%	4.64%	5.22%
Expected dividend yield	—	—	—
Expected life (in years)	4.63	4.63	4.63
Expected volatility	0.84	0.66	0.76
Expected forfeitures	10%	10%	10%

There were no purchases made under our ESPP during the Fiscal 2007 Stock Option Investigation. There was no amortization of expense related to ESPP shares for the three and nine months ended January 31, 2007 nor were any ESPP shares valued for these periods. For the three and nine months ended January 31, 2008, we used the following assumptions, respectively, to estimate the fair value of ESPP shares:

	Three Months Ended January 31, 2008	Nine Months Ended January 31, 2008
Employee Stock Purchase Plan
Risk-free rate	4.21%	4.73%
Expected dividend yield	—	—
Expected life (in years)	0.5	0.45
Expected volatility	0.56	0.47

As of January 31, 2008, there was approximately $26.0 million and $0.2 million of unrecognized stock-based compensation expense, related to stock option grants and ESPP awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 2.5 years and 0.06 years, respectively.

The cost of restricted stock and restricted stock unit awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which is generally four years. As of January 31, 2008, there was approximately $4.5 million of unrecognized stock-based compensation expense related to restricted stock and restricted stock unit awards, which will be recognized over the remaining weighted average vesting period of approximately 3.4 years.

2007 New Employee Stock Incentive Plan

On June 12, 2007, the Board of Directors approved the 2007 New Employee Stock Incentive Plan (the “New Employee Plan”), under which 400,000 shares of common stock were reserved for issuance. The New Employee Plan was adopted for the purpose of granting employment inducement awards to newly hired employees. In accordance with the exemption provided by NASDAQ Marketplace Rule 4350(i)(l)(A)(iv), the New Employee Plan was adopted without shareholder approval. On October 2, 2007, the New Employee Plan was terminated upon the effectiveness of the 2007 Stock Incentive Plan, as described below, and options and awards made under the New Employee Plan are deemed incorporated into the 2007 Stock Incentive Plan, but shall remain outstanding in accordance with their terms.

2007 Stock Incentive Plan

On August 27, 2007, the Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”), under which 2,000,000 shares of common stock were reserved for issuance, together with shares reserved against options or awards made under the 1999 Stock Incentive Plan, 2000 Supplemental Stock Option Plan, 1999 Director Option Plan or 2007 New Employee Stock Incentive Plan (the “Prior Plans”) as of the date of effectiveness of the 2007 Stock Incentive Plan. The 2007 Stock Incentive Plan was approved by our stockholders on October 2, 2007, and became effective at that time. The Prior Plans were terminated upon the effectiveness of the 2007 Stock Incentive Plan and options and awards made under the Prior Plans are deemed incorporated into the 2007 Stock Incentive Plan, but shall remain outstanding in accordance with their terms. On October 4, 2007, the effective date of our stock dividend, the shares of common stock reserved for issuance increased to 4,000,000 shares, and shares reserved against outstanding options or awards under the Prior Plans increased by twice the amount then reserved. The 2007 Stock Incentive Plan automatically will terminate on the tenth anniversary of the adoption of the 2007 Stock Incentive Plan by the Board of Directors (August 27, 2017).

Note 3. Balance Sheet Details

Cash Equivalents and Investments

The carrying amount of cash and cash equivalents reported on the balance sheet approximates its fair value. Short-term investments consist of marketable debt securities. The fair values of investments are based upon quoted market prices.

The following is a summary of cash, cash equivalents and available-for-sale securities as of January 31, 2008 and April 30, 2007, respectively (in thousands):

	As of January 31, 2008			As of April 30, 2007
	Amortized Cost	Unrealized Gain	Estimated Fair Value	Amortized Cost	Unrealized Gain	Estimated Fair Value
Cash	$1,525	$—	$1,525	$737	$—	$737
Money market funds	95,368	—	95,368	37,500	—	37,500
Commercial paper	65,519	58	65,577	33,675	—	33,675
Corporate securities	5,473	10	5,483	16,244	1	16,245
Government securities	—	—	—	2,977	9	2,986
Auction rate preferred securities	—	—	—	7,724	1	7,725

	$167,885	$68	$167,953	$98,857	$11	$98,868

Reported as:
Cash and cash equivalents			$107,984			$50,013
Short-term investments			59,108			43,874
Short-term restricted cash equivalents			—			4,120
Long-term restricted cash			861			861

			$167,953			$98,868

The following is a summary of the cost and estimated fair value of cash, cash equivalents and available-for-sale securities at January 31, 2008, by contractual maturity (in thousands):

	January 31, 2008
	Amortized Cost	Estimated Fair value
Mature in one year or less	$167,885	$167,953

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

Although we held auction rate preferred securities at the commencement of the third fiscal quarter of 2008, we divested all of our holdings in such securities prior to January 31, 2008. We did not sustain a loss in connection with these securities.

Intangible Assets

Our acquired intangible assets are as follows (in thousands):

January 31, 2008	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(2,618)	$3,413
Core technology	5 years	2,929	(1,950)	979
Customer relationships	5-7 years	2,023	(995)	1,028

Total		$10,983	$(5,563)	$5,420

April 30, 2007	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(2,114)	$3,917
Core technology	5 years	2,929	(1,511)	1,418
Customer relationships	5-7 years	2,023	(708)	1,315

Total		$10,983	$(4,333)	$6,650

Total amortization expense for our identifiable intangible assets was $0.4 million and $1.2 million in the three and nine months ended January 31, 2008, respectively, and approximately $0.4 million and $1.4 million in the three and nine months ended January 31, 2007, respectively. As of January 31, 2007, we had no identifiable intangible assets with indefinite lives. The weighted average life of identifiable intangible assets was 6.4 years and 6.3 years as of January 31, 2008 and 2007, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2008 (remaining three months)	$410
2009	1,557
2010	1,197
2011	868
2012	781
Thereafter	607

$5,420

Restructuring Accrual

We accrued through charges to restructuring in our condensed consolidated financial statements, various restructuring liabilities related to employee severance costs, facilities closure and lease abandonment costs, and contract termination costs. All restructuring activities were completed by the end of the second quarter of fiscal 2008.

The following table summarizes restructuring activity during the first two quarters of fiscal 2008:

Abandoned Lease Space Accrual
Balances as of April 30, 2007	$238
Cash payments	(75)

Balances as of July 31, 2007	163
Cash payments	(163)

Balance as of October 31, 2007	$—

Conversion of Series A Redeemable Convertible Preferred Stock

On June 22, 2006, we sold an aggregate of 42,060 shares of Series A Redeemable Convertible Preferred Stock, priced at $1,000 per share. Entities affiliated with Francisco Partners purchased 25,236 shares of Series A Redeemable Convertible Preferred Stock and entities affiliated with Sequoia Capital purchased 16,824 shares of Series A Redeemable Convertible Preferred Stock. The 42,060 shares of Series A Redeemable Convertible Preferred Stock were converted into 4,800,000 shares of our Common Stock by the foregoing entities during September 2007. The conversions were exempt from registration under Section 3(a) (9) of the Securities Act of 1933. The conversion price of each share of Series A Redeemable Convertible Preferred Stock was $17.525 per share, such that the conversion rate of the Series A Redeemable Convertible Preferred Stock was approximately 57.06-to-1.0. The conversions resulted in a $41.9 million reduction of Series A Redeemable Convertible Preferred Stock, a $0.2 million increase in interest expense attributable to unamortized issuance costs, and a $42.1 million increase in stockholders’ equity. On November 19, 2007, we filed a Certificate of Elimination of Series A Preferred Stock with the Delaware Secretary of State.

Note 4. Per Share Amounts

Basic net income per common share and diluted net income per common share are presented in conformity with FASB SFAS No. 128, Earnings Per Share, for all periods presented. Basic net income per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method; (ii) issuance of committed but unissued stock awards; and (iii) shares issuable upon the assumed conversion of outstanding Series A Redeemable Convertible Preferred Stock. In accordance with EITF 03-6, Participating Securities and the Two-Class Method under SFAS No. 128, the convertible preferred stock was not included in the computation of basic earnings per share for periods in which we incurred a net loss because the preferred stockholders were not obligated to fund our losses.

For periods for which there is a net loss, the numbers of shares used in the computation of diluted net loss per share are the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive.

For the three months ended January 31, 2008 and 2007, approximately 0.7 million and 1.5 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive as their exercise prices were greater than or equal to the average market price of the common shares during the respective periods. For the nine months ended January 31, 2008 and 2007, approximately 0.5 million and 2.2 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted net income per share.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Net income (loss)	$10,490	$42	$20,085	$(6,439)
Basic:
Weighted average common shares used in computing basic net income per common share	37,721	29,408	34,256	29,046

Basic income (loss) per common share	$0.28	$0.00	$0.59	$(0.22)

Diluted:
Weighted average common shares used in computing basic net income (loss) per common share	37,721	29,408	34,256	29,046
Add: Weighted average employee stock options	2,717	1,770	3,411	—
Add: Series A Redeemable Convertible Preferred Stock (as converted)	—	4,800	2,400	—
Add: Other weighted average dilutive potential common stock	159	376	143	—

Weighted average common shares used in computing diluted net income (loss) per common share	40,597	36,354	40,210	29,046

Diluted income (loss) per common share	$0.26	$0.00	$0.50	$(0.22)

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

In September 2005, we commenced a five-year operating lease of a building that serves as our headquarters in Sunnyvale, California. As part of this agreement, we are required to maintain a $0.4 million irrevocable standby letter of credit with a major financial institution as a form of security. The letter of credit is secured by deposits and provides for automatic annual extensions, without amendment, through the end of the lease term in August 2010. During fiscal 2007, the letter of credit was increased by $0.5 million due to a leasehold improvement, resulting in a balance of $0.9 million as of April 30, 2007. The amount of the letter of credit did not change during the nine months ended January 31, 2008. The deposits securing the letter of credit are classified as long-term restricted cash in the accompanying condensed consolidated balance sheets as of January 31, 2008 and April 30, 2007, respectively.

Rent expense was $1.1 million and $3.3 million for the three and nine months ended January 31, 2008, respectively. Rent expense was $0.9 million and $2.6 million for the three and nine months ended January 31, 2007, respectively.

As of January 31, 2008, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Amount
2008 (remaining three months)	$1,067
2009	3,937
2010	3,015
2011	1,235
2012	468
Thereafter	521

Total minimum lease payments	$10,243

Other

In connection with our NetCache asset acquisition in September 2006, we entered into an escrow agreement pursuant to which we deposited in escrow $4.0 million, primarily to secure certain indemnification obligations to Network Appliance related to this transaction until December 2007. As of April 30, 2007, the balance in this escrow account grew to $4.1 million and was classified as short-term restricted cash equivalents. As of January 31, 2008, the escrow agreement had expired, the amounts held in escrow were released, and the related balance was reclassified to cash and cash equivalent in the condensed consolidated balance sheet at January 31, 2008.

In addition, we have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short-term and all amounts under these arrangements are due within one year. Our minimum obligation at January 31, 2008 under these arrangements was $6.6 million.

Note 6. Income Taxes

The estimated annual tax rate for fiscal 2008 of 9.6% consists of U.S. and foreign income taxes and U.S. deferred tax expense related to the tax amortization of purchased goodwill resulting from the acquisition of the NetCache business. The primary difference between the estimated annual effective tax rate of 9.6% and the federal statutory tax rate relates to our projected utilization of net operating loss and tax credit carryforwards. The provision for income taxes for the three and nine months ended January 31, 2008 was $0.8 million and $1.6 million, respectively.

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

As of May 1, 2007, we had unrecognized tax benefits of approximately $2.2 million. Included in the balance of unrecognized tax benefits as of May 1, 2007, is: approximately $1.4 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate, and approximately $0.2 million of tax benefits that, if recognized, would result in an adjustment to goodwill.

In accordance with FIN 48, paragraph 19, we have decided to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of May 1, 2007 and January 31, 2008, were approximately $19,000 and $31,000, respectively, with approximately $4,000 being included as a component of provision for income taxes in the quarter ended January 31, 2008.

Due to our taxable loss position, all tax years are open to examination in the U.S. and state jurisdictions. We are also open to examination in various foreign jurisdictions for tax years 2000 forward, none of which were individually material.

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

Periodically, we review the status of each significant matter and assess potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, we are unable to make a reasonable estimate of the liability that could result from any pending litigation described below and no accrual has been recorded in our balance sheet as of January 31, 2008. As additional information becomes available, we will reassess the probability and potential liability related to pending litigation, which could materially impact our results of operations and financial condition.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us., was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was deemed unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases, which the defendants in those cases have moved to dismiss. Plaintiffs have also moved, for class certification in the six focus cases, which the defendants in those cases have opposed. It is uncertain whether there will be any revised or future settlement.

Derivative Litigation.

On May 18, 2005, a purported shareholder derivative action was filed in the Superior Court of California, Santa Clara County, alleging that certain of our officers and directors violated their fiduciary duties to the Company by making false or misleading statements about our prospects between February 20, 2004 and May 27, 2004. On July 17, 2006, plaintiffs filed a consolidated amended complaint, adding allegations that certain current and former officers and directors violated their fiduciary duties to us since our initial public offering by granting and failing to account correctly for stock options. That amended complaint sought various types of relief on our behalf from the individual defendants. On September 8, 2006, another and substantively identical purported shareholder derivative action was filed against certain of our current and former officers and directors. Both of these state derivative cases have been consolidated.

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

On November 30, 2007, the federal and state plaintiffs each filed consolidated amended complaints in their respective actions, which focus on our historical stock option granting practices and assert claims for breach of fiduciary duty and other state and federal law claims against certain of our current and former officers and directors.

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

Note 8. Geographic and Product Category Information Reporting

We conduct business in one operating segment to design, develop, market and support proxy appliances in support of the Wide Area Network (“WAN”) Application Delivery market, which includes products with secure web gateway and WAN acceleration functionality. Our chief operating decision maker, our chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. Our revenue consists of two product categories: product and service. Total international revenue consists of sales by our U.S. operations to non-affiliated customers in other geographic regions. During the three and nine months ended January 31, 2008 and 2007, there were no intra-company sales, and no material long-lived assets were held by our foreign subsidiaries.

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

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Three Months Ended January 31,
	2008		2007 (1)
	$	%	$	%
North America	$35,448	43.5%	$21,532	45.7%
EMEA (2)	32,953	40.5	19,630	41.7
LATAM (3)	627	0.8	487	1.0
APAC (4)	12,353	15.2	5,459	11.6

Total net revenue	$81,381	100.0%	$47,108	100.0%

	Nine Months Ended January 31,
	2008		2007 (1)
	$	%	$	%
North America	$106,956	49.2%	$59,102	48.0%
EMEA (2)	79,102	36.4	46,669	37.9
LATAM (3)	1,601	0.8	934	0.7
APAC(4)	29,550	13.6	16,523	13.4

Total net revenue	$217,209	100.0%	$123,228	100.0%

(1)	Net revenue for the LATAM region for the three and nine months ended January 31, 2007 has been reclassified to conform to current period presentation.

(2)	Europe, Middle East, and Africa (“EMEA”)

(3)	Central America and Latin America (“LATAM”)

(4)	Asia and Pacific regions (“APAC”)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

In the third quarter of fiscal 2008, we had net revenue of $81.4 million, which represented a 72.8% increase compared with the third quarter of fiscal 2007. Our net revenue increased from the same quarter in the prior year in all geographies, and our product revenue continued to benefit from continued strength in both the gateway security and WAN acceleration markets. Net income increased to $10.5 million, or $0.26 per fully diluted share, in the third quarter of fiscal 2008, compared with de minimis net income and net income per fully diluted share, in the third quarter of fiscal 2007.

We sell a family of proxy appliances and related software and services. Proxy appliances are computer hardware devices that, together with internal software, collect, store and manage the information that travels between a local computer network and external sources, such as the public Internet (also known as the World Wide Web, or the “Web”). Our products also secure, accelerate and control the delivery of business applications and other information over a WAN or across an enterprise’s Internet gateway, where its local computer network links to the public Internet.

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

While we do not believe that, to date, our revenue has been materially and adversely impacted by domestic or global macroeconomic conditions, we recognize that some technology companies have reported slower growth rates attributed, in part, to lessened spending resulting from unfavorable market conditions. We continue to monitor these conditions in light of our current and future business planning activities.

We measure our business performance by tracking financial metrics, including net revenue, operating margin (income/loss before income taxes), deferred revenue, cash flow from operations, and cash position.

Net Revenue

Net revenue, which includes both product revenue and service revenue, increased to $81.4 million in the third quarter of fiscal 2008 from $47.1 million in the third quarter of fiscal 2007, an increase of 72.8%. Our product revenue, consisting of both sales of our proxy appliances and perpetual licenses to our Blue Coat WebFilter product, was $62.8 million in the third quarter of fiscal 2008. This was an increase of 74.7% compared with product revenue in the same quarter of fiscal 2007. We recognized $18.6 million in service revenue in the third quarter of fiscal 2008, a 66.5% increase compared with service revenue recognized in the third quarter of fiscal 2007.

Operating Margin

In the third quarter of fiscal 2008, our operating margin (income/loss before income taxes) increased to $11.3 million from an income of $0.4 million in the third quarter of fiscal 2007. Our operating results during the quarter benefited from a decrease in our operating expenses as a percentage of revenue when compared with the prior year quarter. Even though the total operating expenses increased to $52.4 million during the third quarter of fiscal 2008 from $35.4 million in the third quarter of fiscal 2007 primarily due to our continued investment in headcount, total operating expenses declined to 64.3% of revenue in the third quarter of fiscal 2008 compared with 75.0% in the third quarter of fiscal 2007.

Deferred Revenue

Net deferred revenue was $81.6 million at January 31, 2008 compared with $55.8 million at April 30, 2007. The increase was attributable to both an increase in the sales of new maintenance and renewal contracts to our customers and an increased level of inventory held by our stocking distributors. This increase was partially offset by the continued amortization of subscription-based revenue associated with our Blue Coat Web Filter product, which was sold on a subscription-basis until November 2006.

Cash Flow and Cash Position

During the nine month period ended January 31, 2008, we generated cash from operations of $48.4 million, compared with $17.7 million generated during the same nine month period in fiscal 2007. Our cash, restricted cash and short-term investments were $168.0 million at the end of the third quarter of fiscal 2008, compared with $98.9 million at the previous fiscal year end of April 30, 2007.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to Revenue Recognition and Related Receivables Allowance, Stock-Based Compensation, Inventories, Valuation of Goodwill, Valuation of Long-Lived and Identifiable Intangible Assets and Income Taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

We have discussed the development and selection of critical accounting policies and estimates with our audit committee. We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments that materially affect our financial statements, and therefore are critical to the understanding of our financial condition and results of operations:

•	Revenue Recognition and Related Receivables Allowance

•	Stock-Based Compensation

•	Inventories

•	Valuation of Goodwill

•	Valuation of Long-Lived and Identifiable Intangible Assets

•	Income Taxes

Revenue Recognition and Related Receivable Allowance

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

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with FASB SFAS No. 142, Goodwill and Other Intangible Assets, during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the impairment test since we have only one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2007 and concluded that no impairment existed at the end of our fiscal year 2007. For the three and nine months ended January 31, 2008, there have been no significant events or changes of circumstances affecting the valuation of goodwill.

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

We may conclude that it is more likely than not that our deferred tax assets will be utilized in the future based on expectations of taxable income, available carryforward periods, and other factors. This would result in a reduction of the valuation allowance and an increase to net income for the period such determination is made.

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Net revenue:
Product	77.2%	76.4%	77.2%	75.9%
Service	22.8	23.6	22.8	24.1

Total net revenue	100.0	100.0	100.0	100.0
Cost of net revenue
Product	16.2	17.4	15.5	18.2
Service	7.5	8.6	7.6	8.3

Total cost of net revenue	23.7	26.0	23.1	26.5
Gross profit	76.3	74.0	76.9	73.5
Operating expenses:
Research and development	16.3	20.6	17.3	23.1
Sales and marketing	39.9	39.6	42.6	39.3
General and administrative	8.0	14.6	8.7	17.5
Amortization of intangible assets	0.1	0.2	0.2	0.4

Total operating expenses	64.3	75.0	68.8	80.3

Operating income (loss)	12.0	(1.0)	8.1	(6.8)
Interest income	2.3	2.1	2.1	2.4
Other expense	(0.5)	(0.2)	(0.2)	(0.3)

Income (loss) before income taxes	13.8	0.9	10.0	(4.7)
Provision for income taxes	0.9	0.8	0.7	0.5

Net income (loss)	12.9%	0.1%	9.3%	(5.2)%

Net Revenue

The following is a summary of net revenue and the changes in net revenue (dollars in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Total net revenue	$81,381	$47,108	$217,209	$123,228
Change from same period prior year ($)	$34,273	$11,591	$93,981	$17,641
Change from same period prior year (%)	72.8%	32.6%	76.3%	16.7%

For the three and nine months ended January 31, 2008, the increase in net revenue was primarily attributable to continued market acceptance of our products, coupled with increased sales and marketing efforts to broaden our market presence and expand our distribution channels. Net revenue increased by 72.8% to $81.4 million in the third quarter of fiscal 2008, from $47.1 million in the third quarter of fiscal 2007. For the nine months ended January 31, 2008 net revenue increased 76.3% to $217.2 million from $123.2 million in the nine months ended January 31, 2007. Product revenue increased 74.7% and 79.2% for the three and nine months ended January 31, 2008, respectively, primarily due to continued strength in both the gateway security and WAN Application Delivery markets. Service revenue increased 66.5% and 67.0% for the three and nine months ended October 31, 2007, respectively, primarily due to an increase in service renewals from our expanding installed base and new service contracts.

The following table illustrates the geographic makeup of our net revenue for the periods stated (dollars in thousands):

	Three Months Ended January 31,
	2008		2007 (1)
	$	%	$	%
North America	$35,448	43.5%	$21,532	45.7%
EMEA (2)	32,953	40.5	19,630	41.7
LATAM (3)	627	0.8	487	1.0
APAC (4)	12,353	15.2	5,459	11.6

Total net revenue	$81,381	100.0%	$47,108	100.0%

	Nine Months Ended January 31,
	2008		2007 (1)
	$	%	$	%
North America	$106,956	49.2%	$59,102	48.0%
EMEA (2)	79,102	36.4	46,669	37.9
LATAM (3)	1,601	0.8	934	0.7
APAC(4)	29,550	13.6	16,523	13.4

Total net revenue	$217,209	100.0%	$123,228	100.0%

(1)	Net revenue for the LATAM region for the three and nine months ended January 31, 2007 has been reclassified to conform to current period presentation.

(2)	Europe, Middle East, and Africa (“EMEA”)

(3)	Central America and Latin America (“LATAM”)

(4)	Asia and Pacific regions (“APAC”)

Net revenue grew in all geographies in the three and nine months ended January 31, 2008, compared to the same periods of fiscal 2007. For the three months ended January 31, 2008, as compared to the comparable prior year period, net revenue in North America increased $13.9 million, or 64.6%, net revenue in EMEA increased $13.3 million, or 67.9%, net revenue in LATAM increased $0.1 million, or 28.7% and net revenue in APAC increased $6.9 million, or 126.3%. For the nine months ended January 31, 2008, as compared to the comparable prior year period, net revenue in North America increased $47.9 million, or 81.0%, net revenue in EMEA increased $32.4 million, or 69.5%, net revenue in LATAM increased $0.7 million, or 71.4% and net revenue in APAC increased $13.0 million, or 78.8%.

Gross Profit

The following is a summary of gross profit (dollars in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Gross profit	$62,082	$34,868	$166,921	$90,616
Gross profit as a percentage of net revenue	76.3%	74.0%	76.9%	73.5%

Gross profit was $62.1 million in the third quarter of fiscal 2008, compared to $34.9 million for the third quarter of fiscal 2007. As a percentage of net revenue, gross profit for the third quarters of fiscal 2008 and 2007 was 76.3% and 74.0%, respectively. Gross profit was $166.9 million for the first nine months of fiscal 2008 compared to $90.6 million for the first nine months of fiscal 2007. As a percentage of net revenue, gross profit for the first nine months of fiscal 2008 and 2007 was 76.9% and 73.5%, respectively. For the three and nine month periods ended January 31, 2008, as compared to the comparable prior year periods, the improvement in gross profit was primarily due to more favorable product pricing and higher overall revenue resulting in more effective leverage on fixed product costs, partially offset by continued investments in our service infrastructure to support our increasing customer base.

Research and Development

The following is a summary of research and development expense (dollars in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Research and development	$13,240	$9,711	$37,564	$28,429
Research and development as a percentage of net revenue	16.3%	20.6%	17.3%	23.1%

Research and development expense consists primarily of salaries and benefits, prototype costs, and test equipment costs.

Research and development expense increased $3.5 million to $13.2 million in the third quarter of fiscal 2008 from $9.7 million for the third quarter of fiscal 2007. These amounts represented 16.3% and 20.6% of net revenue for the third quarters of fiscal 2008 and 2007, respectively. Research and development expense increased $9.2 million to $37.6 million for the first nine months of fiscal 2008 from $28.4 million for the first six months of fiscal 2007. These amounts represented 17.3% and 23.1% of net revenue for the first nine months of fiscal 2008 and 2007, respectively. The increase in research and development expense was primarily a result of higher employee costs from increased headcount to facilitate the continued enhancement and development of our products, as well as increased spending on engineering materials, in order to enhance existing applications and address new product development. For the three and nine months ended January 31, 2008, research and development headcount increased by 23 and 47, respectively. Stock-based compensation expense recognized under SFAS No.123(R) related to research and development personnel was $1.1 million and $3.9 million for the three and nine months ended January 31, 2008, compared to $0.8 million and $2.6 million for the three and nine months ended January 31, 2007, respectively.

We expect research and development expense to continue to increase in absolute dollars, but to remain constant as a percentage of net revenue for the remainder of fiscal year 2008.

Sales and Marketing

The following is a summary of sales and marketing expense (dollars in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Sales and marketing	$32,483	$18,634	$92,455	$48,497
Sales and marketing as a percentage of net revenue	39.9%	39.6%	42.6%	39.3%

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses.

Sales and marketing expense increased $13.9 million to $32.5 million for the third quarter of fiscal 2008 from $18.6 million for the third quarter of fiscal 2007. These amounts represented 39.9% and 39.6% of net revenue for the third quarters of fiscal 2008 and 2007, respectively. Sales and marketing expense increased $44.0 million to $92.5 million for the first nine months of fiscal 2008 from $48.5 million for the first nine months of fiscal 2007. These amounts represented 42.6% and 39.3% of net revenue for the first nine months of fiscal 2008 and 2007, respectively. The increase in sales and marketing expense was primarily attributable to increases in sales personnel, marketing program spending, and volume-related expenses such as commission payments and travel costs. The increase in sales and marketing expense was consistent with our plans to expand our sales force and increase our market share in the growing gateway security and WAN Application Delivery markets. For the three and nine months ended January 31, 2008, sales and marketing headcount increased by 21 and 80, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) related to sales and marketing personnel was $1.2 million and $4.3 million for the three and nine months ended January 31, 2008, compared to $0.6 million and $2.5 million for the three and nine months ended January 31, 2007, respectively.

We expect sales and marketing expense to increase in absolute dollars for the remainder of fiscal year 2008 because we intend to seek to increase sales in both domestic and international markets, establish and expand new distribution channels, and introduce new products and product enhancements.

General and Administrative

The following is a summary of general and administrative expense (dollars in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
General and administrative	$6,517	$6,894	$18,991	$21,606
General and administrative as a percentage of net revenue	8.0%	14.6%	8.7%	17.5%

General and administrative expense consists primarily of salaries and benefits, accounting and audit costs, professional services, and legal costs.

General and administrative expense decreased $0.4 million to $6.5 million for the third quarter of fiscal 2008 from $6.9 million for the third quarter of fiscal 2007. These amounts represented 8.0% and 14.6% of net revenue for the third quarters of fiscal 2008 and 2007, respectively. General and administrative expense decreased $2.6 million to $19.0 million for the first nine months of fiscal 2008 from $21.6 million for the first nine months of fiscal 2007. These amounts represented 8.7% and 17.5% of net revenue for the first nine months of fiscal 2008 and 2007, respectively. The decrease in general and administrative expense was primarily due to decreased legal and audit fees related to the completion of certain activities respecting our Fiscal 2007 Stock Option Investigation and related restatement of our financial statements, partially offset by an increase in general and administrative headcount and related expenses. For the three and nine months ended January 31, 2008, our headcount increased by 23 and 37, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) related to general and administrative personnel was $1.3 million and $3.3 million for the three and nine months ended January 31, 2008, compared to $0.4 million and $1.7 million for the three and nine months ended January 31, 2007, respectively.

We expect general and administrative expense to increase in absolute dollars for the remainder of fiscal year 2008 as a result of increases in headcount and infrastructure to manage our increased business volumes. During fiscal 2007, we incurred significant legal and accounting fees as a consequence of the Fiscal 2007 Stock Option Investigation and related restatement of our financial statements, and we presently do not expect to again incur professional fees at such levels.

Amortization of Intangible Assets

Amortization of intangible assets reflects the amortization of developed technology, core technology, and customer relationships, all related to our September 11, 2006 acquisition of certain assets of the NetCache business from Network Appliance, our March 3, 2006 acquisition of Permeo, Inc., our November 16, 2004 acquisition of Cerberian, Inc. and our November 14, 2003 acquisition of Ositis Software, Inc. Total amortization expense for our identifiable intangible assets was $0.4 million and $1.2 million in the three and nine months ended January 31, 2008, respectively, and approximately $0.4 million and $1.4 million in the three and nine months ended January 31, 2007, respectively. The amortization expense for developed technology and core technology is charged to cost of goods sold. The amortization for customer relationships is recorded as an operating expense.

Interest Income and Other Income

The following summarizes interest income and other expense (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Interest income, net	$1,857	$965	$4,620	$2,954
Other expense	$(337)	$(82)	$(526)	$(350)

For the three and nine months ended January 31, 2008, as compared with the comparable prior year periods, interest income increased as a result of increased cash, cash equivalents and short-term investment balances, partially offset by lower overall interest rates and the increased interest expense attributable to the unamortized issuance costs associated with the Series A Redeemable Convertible Preferred Stock. Other expense consists primarily of foreign currency exchange gains or losses.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended January 31, 2008 was $0.8 million and $1.6 million, respectively, as compared to $0.4 million and $0.6 million, respectively, for the three and nine months ended January 31, 2007. The increase for both the three and nine months ended January 31, 2008 as compared to the corresponding periods in fiscal year 2007 is primarily the result of increased income and the limitation on the utilization of the net operating loss and tax credit carryovers.

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

As of May 1, 2007, we had unrecognized tax benefits of approximately $2.2 million. Included in the balance of unrecognized tax benefits as of May 1, 2007, is: approximately $1.4 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate, and approximately $0.2 million of tax benefits that, if recognized, would result in an adjustment to goodwill.

In accordance with FIN 48, paragraph 19, we have decided to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of May 1, 2007 and January 31, 2008, were approximately $19,000 and $31,000, respectively, with approximately $4,000 being included as a component of provision for income taxes in the quarter ended January 31, 2008.

Due to our taxable loss position, all tax years are open to examination in the U.S. and state jurisdictions. We are also open to examination in various foreign jurisdictions for tax years 2000 forward, none of which were individually material.

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes a company elects for similar types of assets and liabilities. This statement is effective for our fiscal year beginning May 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our condensed consolidated financial statements

In June 2007, FASB ratified a consensus opinion reached by EITF on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” (“EITF 07-3”). The guidance in EITF 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, we would be required to expense the related capitalized advance payments. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after the commencement of that fiscal year. Early adoption is not permitted. Retrospective application of EITF 07-3 also is not permitted. We intend to adopt EITF 07-3 effective May 1, 2008 and do not expect the pronouncement to have a material effect on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. This statement is effective for our fiscal year beginning May 1, 2009. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements, but the impact will be limited to any future acquisitions beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. This statement is effective for our fiscal year beginning May 1, 2009. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

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

	As of January 31, 2008	As of April 30, 2007
	(in thousands)
Cash and cash equivalents	$107,984	$50,013
Short-term investment	59,108	43,874
Restricted investments	861	4,981

Subtotal	$167,953	$98,868
Total assets	$334,541	$248,674

Percentage of Total assets	50.2%	39.8%

	Nine Months Ended January 31,
	2008	2007
	(in thousands)
Cash provided by operating activities	$48,383	$17,688
Cash used in investing activities	(17,708)	(63,748)
Cash provided by financing activities	27,296	41,914

Net increase (decrease) in cash and cash equivalents	$57,971	$(4,146)

Net cash provided by operating activities was $48.4 million for the first nine months ended January 31, 2008 compared to $17.7 million in the comparable prior year period. The increase in cash provided by operating activities was largely attributable to higher net income resulting from a significant increase in net revenue from $123.2 million in the first nine months of fiscal 2007 to $217.2 million in the first nine months of fiscal 2008, coupled with a decrease in operating expenses as a percentage of net revenue from 80.3% of net revenue in the first nine months of fiscal 2007 to 68.8% of net revenue in the first nine months of fiscal 2008.

Working capital sources of cash for the first nine months of fiscal 2008 principally were increases in deferred revenue of $25.9 million. Deferred revenue increased primarily due to an increase in the sales of new maintenance and renewal contracts to our customers and an increased level of inventory held by our stocking distributors. This increase was partially offset by the continued amortization of subscription-based revenue associated with our Blue Coat Web Filter products, which was sold on a subscription-basis until November 2006. Working capital uses of cash for the first nine months of fiscal 2008 included an increase in accounts receivable of $16.4 million and a decrease in accounts payable of $2.7 million. Accounts receivable increased as a result of higher net revenue for the first nine months of fiscal 2008, partially offset by a decrease in our days of sales outstanding from 56.7 days at January 31, 2007 to 49.6 days at January 31, 2008 due in part to our improved effort of collections. The decrease in accounts payable resulted primarily from a reduction in amounts due to a few large vendors and the timing of payments to certain vendors.

Net cash used in investing activities was $17.7 million for the nine months ended January 31, 2008, compared to $63.7 million used in the comparable prior year period. For the first nine months of fiscal 2008, the cash used in our investing activities included $6.7 million used to purchase property and equipment, consisting of purchases of computer equipment, software, furniture and leasehold improvements, in addition to the net purchase of investment securities of $11.0 million. For the first nine months of fiscal 2007, the cash used in our investing activities included the net purchase of investment securities of $35.1 million and the cash consideration and direct costs related to the NetCache acquisition of $24.6 million. During the first nine months of fiscal 2007, we also used cash of $4.2 million to purchase property and equipment.

Net cash provided by financing activities was $27.3 million for the first nine months of fiscal 2008, compared to $41.9 million generated in the same period last year. The net cash provided by our financing activities for the first nine months of fiscal 2008 primarily consisted of the proceeds from the exercise of employee stock options and purchases of our stock under the employee stock purchase plan. The net cash provided by our financing activities for the first nine months of fiscal 2007 was primarily related to the net proceeds of $41.9 million received from the sale of Series A Redeemable Convertible Preferred Stock.

Our long-term investment strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities. As of January 31, 2008, cash, cash equivalents and investments totaled $168.0 million, $0.9 million of which is classified as restricted.

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

As of January 31, 2008, cash, cash equivalents and investments totaled $168.0 million, $0.9 million of which is classified as restricted. These investments are primarily held in money market funds, commercial paper and corporate securities. We adhere to an investment policy that is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates, which principally is due to the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We sell our products throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of our sales are currently billed and collected in U.S. dollars, a strengthening of the dollar could make our products less price-competitive in foreign markets. On the other hand, a weakening of the dollar could make our products more price-competitive in foreign markets. If the events described above were to occur, our net revenue and earnings could be materially affected, since a significant portion of our net revenue and earnings are derived from international operations. Net revenue derived from customers outside of North America represented 56.5% and 50.8% of total net revenue for the three and nine months ended January 31, 2008, respectively. Net revenue derived from customers outside of North America represented 54.3% and 52.0% of total net revenue for the three and nine months ended January 31, 2007, respectively. Further, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material. We do not currently use derivative financial instruments for hedging or speculative purposes.

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

In addition to the risk factors below that were included in our Form 10-K for fiscal year 2007, we have identified one new risk factor relating to global macroeconomic conditions. The new risk factor is included at the end of this Item 1A. We have deleted the risk factor related to auction rate securities, as we divested all such securities in our third fiscal quarter ended January 31, 2008.

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

Our net revenue and operating results have in the past, and may in the future, vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors limit our ability to accurately predict our operating results on a quarterly basis, and include factors discussed elsewhere in this “Risk Factors” section together with the following:

•	The timing, size and mix of orders from customers;

•	Fluctuations in demand for our products and services;

•	Certain markets in which we compete are relatively new and are evolving;

•	Variability and unpredictability in the rate of growth in the markets in which we compete;

•	Our ability to continue to increase our respective market shares consistent with past rates of increase;

•	Our variable sales cycles, which may lengthen as the complexity of products and competition in our markets increases;

•	The level of competition in our target product markets, including new entrants or substantial discounting;

•	Market acceptance of our new products and product enhancements;

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

While we have been profitable in certain quarters, we have not been able to maintain consistent profitability on a quarterly basis. Although we were profitable in the three of the four quarters of fiscal 2008, we were not profitable in three of the four fiscal quarters in fiscal 2007, and may not be profitable on a quarterly or annual basis in the future. Our ability to achieve, sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products and services. We expect our operating expenses to increase as our revenue grows, and we anticipate that we will make investments in our business. Our results of operations will be harmed if our revenue does not increase at a rate commensurate with the rate of increase in our expenses. If our revenue is less than anticipated or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience losses on a quarterly and annual basis.

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

We rely significantly on third party sales channel partners to sell our products.

A significant amount of our revenue is generated through sales by our sales channel partners, which include distributors and resellers. During the quarter ended January 31, 2008, approximately 96.4% of our revenue was generated through our indirect sales channels. We depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and add new sales channel partners and effectively train and integrate them with our sales process. If we are unsuccessful in those efforts, our business will not grow and our operating results will be adversely affected.

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

We have limited sources of supply for certain key components of our products, which exposes us to the risk of component shortages or unavailability. In addition, we are unable to rapidly change quantities and delivery schedules because the procurement of certain components is subject to lengthy lead times and the qualification of additional or alternate sources is time consuming, costly and difficult. In the event our business growth exceeds our projections, or required components are otherwise in scarce supply, we may be subject to shortages, delays or unavailability of such components, or potential price increases, which may be substantial. If we are unable to secure sufficient components at reasonable prices in order to timely build our products, customer shipments may be delayed. This would adversely affect both our relationships with those customers and our net revenue. Alternatively, we may pay increased prices, which would impact our gross margin. Any of the foregoing could adversely affect our business, financial condition and operating results.

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

We currently have operations in a number of foreign countries, including 20 international subsidiaries, 3 branch offices and 7 international representative offices. In fiscal 2007, 53.4% of our total net revenue was derived from customers outside of North America; for the three and nine months ended January 31, 2008, 56.5% and 50.8% of our total net revenue was derived from customers outside of North America, respectively; thus, our business is substantially dependent on economic conditions and IT spending in markets outside North America. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

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

The internal review, the independent investigation, and related activities which led to our March 2007 Restatement have required us to incur substantial expenses for legal, accounting, tax and other professional services, and have diverted management’s attention from our business. As of January 31, 2008, these expenses totaled approximately $14.0 million, and certain of these expenses and activities have continued. Such continued expenses and activities include those relating to our resolution of international issues, including taxes; our resolution of issues with our domestic employees and payment of taxes due under Internal Revenue Code Section 409A; and our continued representation in connection with the litigation and investigatory proceedings.

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

We presently have 17 issued U.S. patents, 34 pending U.S. patent applications (provisional and non-provisional), and 1 pending foreign patent application. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

Economic uncertainty and adverse macroeconomic conditions may harm our business.

Our revenues and margins are dependent on various economic factors, including rates of inflation, currency fluctuations, rising energy costs, levels of consumer sentiment, and other macroeconomic factors which may impact levels of business spending. A decrease in corporate spending or demand for our products and services could result in:

•	A reduction in our net revenue, gross margin and operating margin;

•	Increased price competition for our products and services;

•	Higher overhead costs as a percentage of net revenue, and

•	A reduced ability to collect customer receivables.

In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue trends, which could limit the Company’s ability to mitigate the negative impact on margins in the short term.

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

Dated: March 7, 2008