Form 10-Q
period 2008-07-31
BLUE COAT SYSTEMS INC
filed 2008-09-09
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER 000-28139

BLUE COAT SYSTEMS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	91-1715963
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION)

420 NORTH MARY AVENUE

SUNNYVALE, CALIFORNIA 94085

(408) 220-2200

(ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT’S PRINCIPAL EXECUTIVE OFFICES

AND TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AUGUST 31, 2008
Common Stock, par value $.0001	38,957,224

FORWARD-LOOKING STATEMENTS

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

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	July 31, 2008	April 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,456	$160,974
Short-term investments	—	1,204
Accounts receivable, net of allowance of $629 and $176, respectively	72,341	59,056
Inventories	23,037	262
Prepaid expenses and other current assets	9,504	7,163
Current portion of deferred tax assets	8,684	7,294

Total current assets	189,022	235,953
Property and equipment, net	19,829	14,975
Restricted cash	861	861
Goodwill	242,288	92,243
Identifiable intangible assets, net	58,321	5,010
Investment in Packeteer	—	25,092
Non-current deferred income tax asset	10,478	11,867
Other assets	2,239	1,767

Total assets	$523,038	$387,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,515	$18,695
Accrued payroll and related benefits	20,864	16,464
Deferred revenue	88,322	68,242
Accrued restructuring	590	—
Other accrued liabilities	25,841	8,991

Total current liabilities	153,132	112,392
Deferred revenue, less current portion	27,242	21,318
Deferred rent, less current portion	2,081	1,349
Long-term income tax payable	5,207	638
Other non-current liabilities	623	610
Convertible senior notes, due in 2013	75,686	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 38,549 and 38,267 shares issued and outstanding at July 31, 2008 and April 30, 2008, respectively	2	2
Additional paid-in capital	1,142,165	1,128,903
Treasury stock, at cost; 276 shares held at July 31, 2008 and April 30, 2008, respectively	(903)	(903)
Accumulated deficit	(882,197)	(876,362)
Accumulated other comprehensive income	—	(179)

Total stockholders’ equity	259,067	251,461

Total liabilities and stockholders’ equity	$523,038	$387,768

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2008	2007
Net revenue:
Product	$73,929	$48,076
Service	28,574	14,327

Total net revenue	102,503	62,403
Cost of net revenue:
Product	22,114	9,819
Service	9,953	4,792

Total cost of net revenue	32,067	14,611
Gross profit	70,436	47,792
Operating expenses:
Research and development	18,187	11,615
Sales and marketing	43,648	28,614
General and administrative	11,033	5,682
Amortization of intangible assets	1,162	112
Restructuring	1,546	—

Total operating expenses	75,576	46,023

Operating income (loss)	(5,140)	1,769
Interest income	345	1,247
Other expense	(187)	(43)

Income (loss) before income taxes	(4,982)	2,973
Provision for income taxes	853	331

Net income (loss)	$(5,835)	$2,642

Net income (loss) per common share:
Basic	$(0.15)	$0.08

Diluted	$(0.15)	$0.07

Weighted average shares used in computing net income (loss) per common share:
Basic	38,016	35,223

Diluted	38,016	38,820

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended July 31,
	2008	2007
Operating Activities
Net income (loss)	$(5,835)	$2,642
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,256	1,238
Amortization	2,128	493
Stock-based compensation	4,249	4,840
Tax benefit of stock option deduction	(216)	—
Excess tax benefits from stock-based compensation	90	—
Loss on disposition of equipment	3	—
Accretion of warrants and issuance costs related to convertible notes	149	—
Stock-based compensation related to restructuring	88	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,063)	(976)
Inventories	5,080	172
Prepaid expenses and other current assets	604	706
Other assets	230	(35)
Accounts payable	(3,381)	(4,337)
Accrued payroll and related benefits	(3,047)	3,545
Other accrued liabilities	(8,327)	(1,117)
Restructuring accrual	590	(75)
Deferred rent	(119)	(111)
Deferred income tax liabilities	(392)	63
Deferred revenue	10,004	5,031

Net cash provided by operating activities	2,091	12,079
Investing Activities
Purchases of investment securities	—	(29,077)
Sales and maturities of investment securities	1,205	36,156
Purchases of property and equipment	(3,317)	(2,513)
Acquisition of Packeteer, net of cash acquired	(165,530)	—

Net cash provided by (used in) investing activities	(167,642)	4,566
Financing Activities
Net proceeds from issuance of common stock	456	9,543
Excess tax benefits from stock-based compensation	(90)	—
Net proceeds from issuance of convertible notes	79,667	—

Net cash provided by financing activities	80,033	9,543

Net increase (decrease) in cash and cash equivalents	(85,518)	26,188
Cash and cash equivalents at beginning of period	160,974	50,013

Cash and cash equivalents at end of period	$75,456	$76,201

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,931	—

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Blue Coat Systems, Inc. and those of our subsidiaries, all of which are wholly owned. All inter-company balances and transactions have been eliminated. The functional currency of our domestic and foreign operations is the United States dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition and results of operations from local currencies into the functional currency, are included in other expense in the accompanying condensed consolidated statements of operations. These amounts were not material during the three ended July 31, 2008 and 2007, respectively. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim periods presented.

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with our 2008 audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended April 30, 2008, as filed with the Securities and Exchange Commission (“SEC”) on June 30, 2008.

The condensed consolidated financial statements for the three months ended July 31, 2008 include the operating results of Packeteer Inc. (“Packeteer”) beginning on June 6, 2008.

On August 16, 2007, our Board of Directors approved a two-for-one forward stock split of our common stock. The stock split was effected by the issuance of a stock dividend of one share of our common stock for each share of our common stock issued and outstanding as of the record date of September 13, 2007. The split-adjusted stock began trading on the NASDAQ Global Market on October 4, 2007. As of July 31, 2008, our stock is listed on the NASDAQ Global Select Market. All share numbers in this document reflect our capital structure as of the end of the fiscal quarter and are therefore on a post-split basis. Shares authorized and par value were not adjusted as they were not affected by the stock split.

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

Collectibility is reasonably assured. We assess probability of collection on a customer-by-customer basis. We subject our customers to a credit review process that evaluates their financial condition and ability to pay for our products and services. If we determine from the outset of an arrangement that collection is not probable based upon our review process, we do not recognize revenue until cash receipt.

For products in an arrangement that includes multiple elements, such as appliances, maintenance, content filtering software or anti-virus software, we use the residual method to recognize revenue for the delivered elements. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements, provided that vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately. We analyze our stand alone maintenance renewals by sales channel and geography (strata). We determine the VSOE of fair value for maintenance by analyzing our stand alone maintenance renewals noting that a substantial majority of transactions fall within a narrow range for each stratum. In limited cases, VSOE of fair value is based on management determined prices. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized at the earlier of when delivery of those elements occurs or when fair value can be established for the remaining undelivered elements. When VSOE of fair value cannot be determined for each undelivered element, revenue for the entire arrangement is recognized ratably over the maintenance or subscription period.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and payable and accrued liabilities. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and payable and accrued liabilities approximate their respective fair values because of the short-term nature of those instruments.

Inventories

Inventories consist of raw materials and finished goods. Inventories are recorded at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand and market conditions.

In connection with our acquisition of Packeteer, during the first quarter of fiscal 2009, we recorded inventories purchased as part of the Packeteer acquisition at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort.

Inventories, net, consisted of the following (in thousands):

	July 31, 2008	April 30, 2008
Raw materials	$124	$—
Finished goods	22,913	262

Total	$23,037	$262

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the test, since we have only one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2008 and concluded that no impairment existed at April 30, 2008. For the three months ended July 31, 2008, there have been no significant events or changes of circumstances that affect our valuation of goodwill.

Valuation of Long-Lived and Identifiable Intangible Assets

We periodically evaluate potential impairments of our long-lived assets, including identifiable intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis.

Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of three to seven years for purchased technology, five years for core technology, five to seven years for customer relationships and two years for trade name.

Business Combinations

We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date in accordance with SFAS No. 141, Business Combinations. We are required to rely on our best estimates and assumptions we believe to be reasonable to allocate the purchase price, including fair value estimates, as of the business combination date. Such estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which generally is up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill.

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

On May 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), issued in June 2006. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. See Note 7—”Income Taxes” for additional information.

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

We estimate the fair value of options granted using the Black-Scholes option valuation model. Effective May 1, 2008, we estimated the expected option term at 4.0 years based on our historical experience of grants, exercises and post-vesting cancellations. Beginning with our adoption of SFAS No. 123(R) on May 1, 2006 until April 30, 2008, we estimated the expected option term at 4.63 years. We estimate the volatility of our stock options at the date of grant using a combination of historical and implied volatilities, consistent with SFAS No. 123(R) and SAB No. 107. We base the risk-free rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. Stock-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, which requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Effective May 1, 2008, we estimated our forfeiture rate at 14.0% based on an analysis of historical pre-vesting forfeitures, and have reduced stock-based compensation expense accordingly. From May 1, 2006 until April 30, 2008, we used a forfeiture rate of 10.0%. For options granted before May 1, 2006, we amortize the fair value on a graded basis. For options granted on or after May 1, 2006, we amortize the fair value on a straight-line basis. The fair value of all options is amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our total and per-share net income or loss and net income or loss per share.

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

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements or other contractual arrangements with current and former executive officers and directors of our company and of certain of our subsidiaries, which contain provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We expect to have indemnification obligations to certain current and former officers and directors and other employees in connection with the regulatory investigations and litigation relating to our historical stock option granting practices.

We accrue for warranty expenses in our cost of revenue at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. If actual warranty expenses are greater than those projected, additional charges against earnings would be required. If actual warranty expenses are less than projected, obligations would be reduced, providing a positive impact on our reported results. We generally provide a one-year warranty on hardware products and a 90-day warranty on software products. Changes in our warranty obligations, which are included in “Other accrued liabilities,” for the three months ended July 31, 2008 and 2007, respectively, were as follows (in thousands):

	Three Months Ended July 31,
	2008	2007
Beginning balances	$434	$459
Warranties issued during the period	840	472
Settlements made during the period	(434)	(459)

Ending balances	$840	$472

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, corporate securities and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents or short-term investments in our consolidated balance sheets at July 31, 2008 and April 30, 2008. We believe the financial risks associated with these financial instruments are minimal. We have not experienced material losses from our investments in these securities.

Generally, we do not require collateral for sales to customers. However, we perform on-going credit valuations of our customers’ financial condition and maintain an allowance for doubtful accounts. Alternative Data Technology Inc., a distributor, accounted for 10.2% of our net revenue during the three months ended July 31, 2008. Westcon Group Inc., a distributor, accounted for 11.4% of our net revenue during the three months ended July 31, 2007. As of both July 31, 2008 and April 30, 2008, no customer accounted for more than 10.0% of our gross accounts receivable balance.

We currently purchase several key parts and components used in the manufacture of our products from a limited number of suppliers. Generally we have been able to obtain an adequate supply of such parts and components. However, an extended interruption in the supply of parts and components currently obtained from our suppliers could adversely affect our financial condition and results of operations.

Comprehensive Income

We report comprehensive income in accordance with FASB SFAS No. 130, Reporting Comprehensive Income and include adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income (loss)” in the stockholders’ equity section of the balance sheet.

Significant components of our comprehensive income (loss) are as follows (in thousands):

	Three Months Ended July 31,
	2008	2007
Net income (loss)	$(5,835)	$2,642
Unrealized gain on available-for-sale securities	—	11

Comprehensive income (loss)	$(5,835)	$2,653

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP, No. 157-2 was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year, for items within its scope. Effective May 1, 2008, we adopted SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope of FSP No. 157-2. Our partial adoption of SFAS No. 157 did not materially impact our financial position and results of operations. We currently are assessing the impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities, and have not yet determined the impact that such adoption will have on our financial position and results of operations. Refer to Note 2, Fair Value Measurement, for further information.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115 (“SFAS No.159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure at fair value many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option under SFAS No. 159 has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements that mandate that certain assets and liabilities be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us for the fiscal year ending April 30, 2009. We presently have elected not to report selected financial assets and liabilities at fair value as permitted under SFAS No. 159. Accordingly, SFAS No. 159 has not affected our financial position and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be expensed. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We adopted EITF 07-3 effective May 1, 2008. The adoption did not have a material impact on our condensed consolidated results or operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to better evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. We currently are evaluating the effect, if any, that the adoption of SFAS No. 141(R) will have on our condensed consolidated financial statements.

Note 2. Fair Value Measurement

Effective May 1, 2008, we adopted SFAS No. 157 Fair Value Measurement, except as it applies to those nonfinancial assets and nonfinancial liabilities. SFAS No.157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Valuation techniques used to measure fair value under SFAS No.157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value. These levels of inputs are the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our adoption of SFAS No.157 did not materially affect our financial position and results of operations, but SFAS No.157 does require new disclosures about how we value certain assets and liabilities. Much of the required disclosure relates to the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of July 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market Funds (1)	$57,085	$—	$—	$57,085

(1)	– Included in cash and cash equivalents and restricted cash on our condensed consolidated balance sheet as of July 31, 2008

Our investments in money market funds are measured at fair value on a recurring basis. Our money market funds comply with Rule 2a-7 of the Investment Company Act of 1940 and are required to be priced and have a fair value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. Due to the structure and valuation required by the Investment Company Act of 1940 regarding Rule 2a-7 funds, the fair value of the money market fund investments are classified as Level 1.

Note 3. Stock-based Compensation

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards, restricted stock units and our ESPP that we recorded in the condensed consolidated statements of operations in accordance with SFAS No.123(R) for the three months ended July 31, 2008 and 2007, respectively (in thousands):

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007
Stock-based compensation expense:
Cost of product	$159	$268
Cost of service	250	227
Research and development	1,117	1,686
Sales and marketing	1,521	1,637
General and administrative	1,202	1,022

Total	$4,249	$4,840

For the period ending July 31, 2007, stock-based compensation expense included $1.5 million related to the Section 409(A) Tender Offer.

We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered our historical volatility and implied volatility in developing our estimate of expected volatility.

We used the following weighted average assumptions to estimate the fair value of options granted and shares purchased under our employee stock purchase plan for the three months ended July 31, 2008 and 2007:

	Stock Options Three Months Ended July 31,		Employee Stock Purchase Plan Three Months Ended July 31,
	2008	2007	2008	2007
Risk-free rate	3.33%	4.98%	1.80%	5.06%
Expected dividend yield	—	—	—	—
Expected life (in years)	4.0	4.63	0.5	0.5
Expected volatility	0.69	0.61	0.71	0.41
Expected forfeitures	14.0%	10.0%	—	—

During the first quarter of fiscal 2009, 89,730 options were exercised. As of July 31, 2008, there was approximately $29.4 million and $0.2 million of unrecognized stock-based compensation expense related to stock option grants and ESPP awards, which will be recognized over the remaining weighted average vesting period of approximately 2.78 years and 0.05 years, respectively.

The cost of restricted stock awards and restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which generally is four years. During the first quarter of fiscal 2009, we awarded 218,071 shares of restricted stock and 6,879 shares of restricted stock were canceled. During the first quarter of fiscal 2009, we did not award any restricted stock units and cancelled 34,575 restricted stock units. As of July 31, 2008, we had approximately $9.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to the restricted stock awards and restricted stock units, which we will recognize over the remaining weighted average vesting period of approximately 3.2 years.

Note 4. Acquisition

We acquired Packeteer, Inc., a provider of WAN optimization and WAN traffic prioritization technologies, on June 6, 2008, by means of a merger of our wholly owned subsidiary with and into Packeteer, such that Packeteer became our wholly-owned subsidiary. We acquired Packeteer, among other things, to enrich our existing application intelligence technology. We have included the operating results of Packeteer in our consolidated financial results since the June 6, 2008 merger date. The following table summarizes the components of the total purchase price (in thousands):

Cash	$263,871
Fair value of vested Packeteer stock options assumed	4,631
Direct transaction costs	8,123

Total preliminary purchase price	$276,625

At the closing of the acquisition, there were approximately 2,644,294 million shares of our common stock issuable upon of the exercise of the outstanding options and restricted stock awards we assumed at the closing in accordance with the terms of the merger agreement. The conversion value of the Packeteer options assumed was based on the exercise price of each Packeteer option multiplied by a conversion ratio of 0.3850, which was calculated as the consideration price of $7.10 we paid each outstanding share of Packeteer common stock divided by the average price of our common stock for five trading days prior to the merger date of June 6, 2008. The purchase price includes $4.6 million, which represents the fair market value of the vested options assumed. We also expect to recognize approximately $3.9 million of non-cash based stock based compensation expense related to unvested stock options and restricted stock units at the acquisition date. This expense will be recognized beginning from the acquisition date over the weighted average service period of approximately 2.5 years. These awards were valued using a Black-Scholes option pricing model in accordance with SFAS No. 123(R), using the following weighted average assumptions:

Interest rate	1.99%
Volatility	67.03%
Expected life	0.48 years
Expected dividend yield	0%

Preliminary Purchase Price Allocation

We accounted for the acquisition of Packeteer using the purchase method of accounting. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of June 6, 2008. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. We believe the fair value of assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. The total purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Cash and short-term investment	$77,537
Other tangible assets	46,563
Acquired intangible assets	55,400
Goodwill	150,045
Accounts payable and other liabilities	(36,920)
Deferred revenues	(16,000)

Total purchase price allocation	$276,625

Our allocation of the purchase price is based upon preliminary estimates and assumptions with respect to fair value. These estimates and assumptions could change significantly during the purchase price allocation period, which is up to one year from the acquisition date. Any change could result in material variances between our future financial results and the amounts presented in these unaudited condensed combined financial statements.

In connection with our acquisition of Packeteer, we formulated a plan to exit certain Packeteer facilities, discontinue certain Packeteer products, and involuntarily terminate Packeteer employees in certain locations.

In connection with this plan, during the first quarter of fiscal 2009 we accrued $11.6 million related to employee severance costs and $1.9 million related to lease termination costs. As of July 31, 2008, we had $7.3 million in unpaid employee severance costs and $1.9 million in unpaid lease termination costs, the balances of which are included in Other Accrued Liabilities on our condensed consolidated balance sheet as of July 31, 2008. We anticipate the unpaid balances to be paid by the end of fiscal 2009.

Identifiable Intangible Assets

Intangible assets consist primarily of developed technology and patents, customer relationships and trade name. Developed technology is comprised of products that have reached technological feasibility and are a part of Packeteer’s product lines, and patents related to the design and development of Packeteer’s products. This proprietary know-how can be leveraged to develop new technology and products and improve our existing products. Customer relationships represent Packeteer’s underlying relationships with its customers. Trade name represents the fair value of brand and name recognition associated with the marketing of Packeteer’s products and services. The amounts assigned to customer relationships, developed technology and patents, and trade name were $35.0 million, $20.0 million, and $0.4 million, respectively. We expect to amortize developed technology and patents, customer relationships and trade names on a straight-line basis over their weighted average expected useful life of 5, 5, and 2 years, respectively. Developed technology and patents and trade name are amortized into cost of product while customer relationships are amortized into operating expenses.

Pre-Acquisition Contingencies

In connection with our acquisition of Packeteer, we have evaluated and continue to evaluate pre-acquisition contingencies relating to Packeteer that existed as of the acquisition date. If these contingencies become probable in nature and estimable during the purchase price allocation period, amounts related to such contingencies will be recorded as an increase to the purchase price, and, if subsequent to the purchase price allocation period, such amounts will be recorded in our results of operations.

Our acquisition of Packeteer did not result in the creation of a new business segment.

Pro forma financial information

The unaudited financial information in the table below summarizes the combined results of operations of Blue Coat and Packeteer on a pro forma basis, after giving effect to the acquisition of Packeteer on June 6, 2008 and the issuance of convertible notes and associated warrants, the proceeds of which were used to finance a portion of the Packeteer acquisition. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and convertible notes financing had taken place at the beginning of each of the periods presented.

The unaudited pro forma financial information for the three months ended July 31, 2008 combines the historical results of Blue Coat for the three months ended July 31, 2008 and, due to differences in our reporting periods, the historical results of Packeteer for one month ended May 31, 2008. The unaudited pro forma financial information for the three months ended July 31, 2007 combines the historical results of Blue Coat for the three months ended July 31, 2007 and, due to differences in our reporting periods, the historical results of Packeteer for the three months ended June 30, 2007.

The pro forma financial information for all periods presented includes purchase accounting adjustments for amortization charges from acquired identifiable intangible assets, depreciation on acquired property and equipment, adjustments to interest expense and issuance cost associated with convertible notes, stock based compensation expense and related tax effects.

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007
Net revenue	$113,189	$94,121
Net loss	$(11,804)	$(2,447)
Net loss per share - basic	$(0.31)	$(0.08)
Net loss per share - diluted	$(0.31)	$(0.08)

Investment in Packeteer

On April 20, 2008, we entered into a Stock Purchase Agreement pursuant to which it acquired 3,559,117 shares of Packeteer common stock for $7.10 per share from the Liverpool Limited Partnership and Elliot International, L.P. for a total of approximately $25.3 million. This investment was valued at its fair value of $25.1 million at April 30, 2008. This investment was eliminated as part of our purchase accounting upon the closing of the merger on June 6, 2008.

Note 5. Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associate, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement.

The Notes rank equal in right of payment to any of our other existing and future senior unsecured indebtedness. The Notes are initially convertible into 3,853,564 shares of our common stock at the holders’ option at any time prior to maturity at the initial conversion price of $20.76. The Notes do not bear interest. The conversion price of the Notes and the exercise price of the Warrants are subject to adjustment, if we:

•	issue shares of our common stock as a dividend or distribution on our shares of common stock;

•	effect a stock split or stock combination;

•	issue shares of capital stock in the event of a reclassification; or

•	purchase shares of our common stock pursuant to a tender offer or exchange offer at a premium to market.

If we issue rights, options, warrants or pay a cash dividend or otherwise make a distribution of cash or other assets to all holders of our common stock, such right, option, warrant, dividend or distribution shall also be issued to the holders of the Notes and the Warrants on an as-converted or as-exercised basis.

Subject to certain exceptions, holders of Notes, at their option, may require us to repurchase for cash all or a portion of the Notes at a purchase price equal to 100% of the outstanding principal amount of the Notes, if our common stock is suspended from trading or ceases to be listed on an eligible market for a period of 5 consecutive trading days or for more than 15 trading days in any 365-day period.

On June 2, 2008, we and the FP Entities entered into a Registration Rights Agreement, (the “Registration Rights Agreement”) containing customary terms and conditions providing for the registration of our common stock underlying the Notes and the Warrants issued to the FP Entities. Pursuant to the Registration Rights Agreement, we filed an automatically effective resale shelf registration statement on August 4, 2008.

Keith Geeslin, a partner of Francisco Partners II, L.P., has served as a member of our Board of Directors since June 2006.

Note 6. Balance Sheet Details

Intangible Assets

Our acquired identifiable intangible assets are as follows (in thousands):

July 31, 2008	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(3,554)	$22,477
Core technology	5 years	2,929	(2,243)	686
Customer relationships	5-7 years	37,023	(2,235)	34,788
Trade name	2 years	400	(30)	370

Total		$66,383	$(8,062)	$58,321

April 30, 2008	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(2,785)	$3,246
Core technology	5 years	2,929	(2,097)	832

July 31, 2008	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	5-7 years	2,023	(1,091)	932

Total		$10,983	$(5,973)	$5,010

Total amortization expense for the identifiable intangible assets was approximately $2.1 million and $0.4 million for the three months ended July 31, 2008 and 2007, respectively. As of July 31, 2008, we had no identifiable intangible assets with indefinite lives. The weighted average life of our identifiable intangible assets was 4.75 years and 4.0 years at July 31, 2008 and April 30, 2008, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2009 (remaining nine months)	$9,547
2010	12,397
2011	11,889
2012	11,781
2013	11,607
Thereafter	1,100

$58,321

Goodwill

The changes in the carrying amount of goodwill, which generally is not deductible for tax purposes, for the three months ended July 31, 2008, were as follows:

Three Months Ended July 31, 2008
Balance, beginning of period	$92,243
Goodwill related to Packeteer acquisition	150,045

Balance, end of period	$242,288

Restructuring Accrual

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of 33 employees of Blue Coat. Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of any unvested option shares and restricted shares upon termination of the employees pursuant to the terms of those equity awards. For the three months ended July 31, 2008, we recorded a restructuring charge of $1.5 million on our condensed consolidated statement of operations. As of July 31, 2008 all 33 employees had been terminated and severance in the amount of $0.9 million was paid. We anticipate the remaining balance of $0.6 million will be paid by the end of fiscal 2009.

Current activity recorded to the restructuring accrual for the three months ended July 31, 2008 was as follows (in thousands):

Balance at May 1, 2008	$—
Restructuring charges	1,546
Cash payment	(868)
Stock-based compensation	(88)

Balance at July 31, 2008	$590

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of
	July 31, 2008	April 30, 2008
Accrued royalty	$3,445	$939
Accrued severance costs	7,309	—
Accrued lease termination costs	1,919	—
Unpaid transaction costs	3,191	—
Professional and consulting fees	1,789	1,411
Other	8,188	6,641

Total other accrued liabilities	$25,841	$8,991

Note 7. Per Share Amounts

Basic net income per common share and diluted net income per common share are presented in conformity with FASB SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) exercise of dilutive stock options using the treasury stock method; and (ii) issuance of committed but unissued stock awards.

For the three months ended July 31, 2008

We incurred a net loss for the three months period ended July 31, 2008. The convertible note holders do not participate in losses of the company; therefore, the two-class method of computing earnings per share is not applicable. The two-class method is described below under “For the three months ended July 31, 2007.” As a consequence, the numbers of shares used in the computation of diluted net loss per share were the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

Three Months Ended July 31, 2008
Net loss available to common stockholders	$(5,835)
Basic:
Weighted average common shares used in computing basic net loss per common share	38,016

Basic loss per common share	$(0.15)

Diluted:
Weighted average common shares used in computing basic net loss per common share	38,016
Add: Weighted average employee stock options	—
Add: Other weighted average dilutive potential common stock	—

Weighted average common shares used in computing diluted net loss per common share	38,016

Diluted loss per common share	$(0.15)

For the three months ended July 31, 2007

For the three months ended July 31, 2007, because the potentially issuable common shares associated with the Series A Redeemable Convertible Preferred Stock would participate equally in any future dividends, we included the Series A Redeemable Convertible Preferred Stock in the computation of basic and dilutive earnings per share using the two-class method in accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 “Earnings per Share”. Under this method, the undistributed earnings are allocated based on the contractual participation rights of the common shares as if the earnings for the year had been distributed.

The dilutive effect of stock options and restricted stock awards are reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, outstanding options are assumed to be exercised if their exercise price is below the average fair market value of our common stock for a given period, and the proceeds from the exercise of such options, after projected tax rate, are assumed to be used by us to repurchase shares of our common stock on the open market. For the three months ended July 31, 2007, options to purchase 0.8 million shares of common stock were considered anti-dilutive and, therefore, were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted net income per share of Class 1: Participating Securities and Class 2: Common Stock, as presented in the accompanying condensed statement of operations (in thousands, except per share amounts):

	Three Months Ended July 31, 2007
	Class 1: Participating Security	Class 2: Common Stock
Basic net income per share
Numerator:
Net income		$2,642
Reallocation of undistributed earnings as result of conversion of convertible preferred stock into class 1 Participating Security	$360	(360)

Allocation of undistributed earnings	$360	2,282
Denominator:
Weighted average common shares used in computing basic net income per share	—	30,424
Weighted average common shares convertible preferred stock converts into class 1 Participating Security	4,800	—

Weighted average common shares used in computing basic net income per share	4,800	30,424

Basic income per share	$0.08	$0.08

Diluted net income per share
Numerator:
Net income		$2,642
Reallocation of undistributed earnings as result of conversion of Series A redeemable convertible preferred stock into class 1 Participating Security	$327	(327)

Allocation of undistributed earnings	$327	2,315
Denominator:
Weighted average common shares used in computing basic net income per share		30,424
Add: weighted average common shares Series A redeemable convertible preferred stock converts into class 1 Participating Security	4,800	—
Add: weighted average employee stock options	—	3,484
Add: other weighted average dilutive potential common stock	—	112

Weighted average common shares used in computing diluted net income per common share	4,800	34,020

Diluted income per share	$0.07	$0.07

All shares of Series A Redeemable Convertible Preferred Stock were subsequently converted into common stock by the end of September 2007.

Note 8. Commitments

Leases

We lease certain equipment and office facilities under non-cancelable operating leases that expire at various dates through 2015. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

On June 20, 2008, we amended the lease for our corporate headquarters. Pursuant to the lease amendment, we added 116,586 additional square feet of space and extended the term of the original lease through November 30, 2015. The lease amendment provides for an annualized base rent ranging from $2.7 million to $3.4 million for the new premises during the term of the lease applicable to the new premises, which commences on the earlier of November 1, 2008 or our occupancy of the new premises for the conduct of business. The lease amendment provides for an annualized base rent ranging from $2.9 million to $3.4 million for the existing premises during the extension term, which commences on September 1, 2010.

Rent expense was $2.0 million and $1.0 million for the three months ended July 31, 2008 and 2007, respectively.

As of July 31, 2008, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Total
2009 (remaining nine months)	$8,455
2010	10,212
2011	10,127
2012	9,866
2013	9,711
Thereafter	21,895

Future minimum lease payments	$70,266
Less: minimum payment to be received from sublease	(17,534)
Total future minimum lease payments, net	$52,732

Lease commitments include future minimum rent payments for several facilities that we will vacate pursuant to our Packeteer post-acquisition integration activities.

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation at July 31, 2008 under these arrangements was $7.6 million.

Note 9. Income Taxes

The provision for income taxes for the three months ended July 31, 2008 was $0.9 million on a loss before tax of $5.0 million, compared with a provision of $0.3 million on profit before tax of $3.0 million for the three months ended July 31, 2007. The provision is primarily current U.S. and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to foreign losses in jurisdictions where we are not able to take a tax benefit, taxes in foreign jurisdictions with a tax rate different than the US statutory rate, and non-deductible stock based compensation expense.

Our total gross unrecognized tax benefits as of April 30, 2008 and July 31, 2008 were $2.8 million and $7.1 million, respectively. The increase was principally due to the assumption of uncertain tax benefits upon the acquisition of Packeteer. Included in the gross unrecognized tax benefits as of July 31, 2008 is approximately $1.8 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate; $0.3 million of tax benefits would impact paid-in-capital; and approximately $4.6 million of tax benefits would result in an adjustment in goodwill.

In accordance with FIN 48, paragraph 19, we have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits was approximately $34,000 and $0.3 million at April 30, 2008 and July 31, 2008, respectively, with approximately $36,000 included as a component of our provision for income taxes at July 31, 2008.

Due to our taxable loss position since inception, all tax years are subject to examination in the U.S. and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2000 forward, none of which were individually material. We are unable to anticipate the change in the balance of the unrecognized tax benefits in the next twelve months due to pending examinations in foreign jurisdictions and continued assessment of potential contingencies that would likely be reflected in purchase accounting.

Note 10. Litigation

With regard to the matters discussed below, although we cannot predict the outcome of the IPO allocation cases, the derivative litigation, the SEC and other regulatory investigations, or the patent litigation, the costs of defending these matters (including, as applicable, our obligations to indemnify current or former officers, directors, employees or customers) could have a material adverse effect on our results of operations and financial condition.

Periodically, we review the status of each significant matter and assess potential financial exposure. Because of the uncertainties related to the (i) determination of the probability of an unfavorable outcome and (ii) amount and range of loss in the event of an unfavorable outcome, we are unable to make a reasonable estimate of the liability that could result from any pending litigation described below and no accrual has been recorded in our balance sheet as of July 31, 2008. As additional information becomes available, we will reassess the probability and potential liability related to pending litigation, which could materially impact our results of operations and financial condition.

From time to time and in the ordinary course of business, we may be subject to various other claims and litigation. Such claims could result in the expenditure of significant financial and other resources.

IPO Allocation Litigation

Beginning on May 16, 2001, a series of putative securities class actions were filed in the United States District Court for the Southern District of New York against the firms that underwrote our initial public offering, us, and some of our officers and directors. These cases have been consolidated under the case captioned In re CacheFlow, Inc. Initial Public Offering Securities Litigation, Civil Action No. 1-01-CV-5143. In November 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the firms that underwrote Packeteer’s initial public offering, Packeteer, and some of its officers and directors. An amended complaint, captioned In re Packeteer, Inc. Initial Public Offering Securities Litigation, Civil Action No. 01-CV-10185, was filed on April 20, 2002.

These are two of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation , 21 MC 92, with the first action filed on January 12, 2001. Plaintiffs in the coordinated proceeding are bringing claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO.

The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between December 9, 1999 and December 6, 2000. Pursuant to a tolling agreement, the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied our motion to dismiss the claims against us.

The amended complaint in the Packeteer case seeks unspecified damages on behalf of a purported class of purchaser’s of Packeteer’s common stock between July 27, 1999 and December 6, 2000.

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us and Packeteer, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was deemed unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases, which the defendants in those cases have moved to dismiss. Plaintiffs have also moved, for class certification in the six focus cases, which the defendants in those cases have opposed. It is uncertain whether there will be any revised or future settlement.

Derivative Litigations

Actions Pending Against Us

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

The plaintiffs in the federal action, by letter dated June 20, 2008, demanded our Board of Directors take action to remedy the conduct complained of. The demand followed our filing of a motion to dismiss on the grounds that plaintiffs had failed to make a pre-suit demand. The demand letter largely repeats the allegations and requested relief in the federal and state derivative actions. The federal court has stayed the action until early October 2008 to permit our Board of Directors to consider the demand. In response to the demand letter, our Board of Directors formed a special committee, composed of directors James R. Tolonen and Keith Geeslin, on June 25, 2008. The special committee was granted plenary authority to decide whether it is in the best interests of the Company and its shareholders to pursue or otherwise resolve the claims raised in the demand letter and in the federal and state derivative actions and any other claims of the Company that the special committee deems necessary or appropriate to consider concerning our historical stock option practices.

The court in the state action has stayed that action pending a case management conference presently scheduled for late October 2008.

Action Pending Against Packeteer

On or about October 10, 2007, Vanessa Simmonds, a purported shareholder of Packeteer, filed a complaint in the United States District Court, Western District of Washington, against the underwriters of Packeteer’s 1999 initial public offering of its common stock, seeking recovery in the name of Packeteer for alleged violation by those underwriters of Section 16(b) of the Securities Exchange Act of 1934, as amended. The complaint seeks to recover from the underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Packeteer is named as a nominal defendant. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as those set forth in the initial complaint and naming three additional underwriters as defendants.

This is one of 54 actions coordinated for pretrial purposes as In re Section 16(b) Litigation, Master Case No. 07-1549 JLR, with the first action filed on October 2, 2007. In July 2008, Packeteer and 29 other nominal defendants moved to dismiss the amended complaint. Packeteer also separately moved to dismiss the action brought against it on the ground that the plaintiff lacks standing to pursue the action because her interest was extinguished when Packeteer merged into our wholly-owned subsidiary on June 6, 2008.

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

Patent Litigation

On April 18, 2008, Realtime Data, LLC d/b/a IXO (“Realtime”) filed a patent infringement lawsuit in the United States District Court, Eastern District of Texas against Packeteer and eleven other companies, including five customers of Packeteer (Realtime Data, LLC d/b/a IXO v. Packeteer, Inc. et al., Civil Action No. 6:08-cv-144). The complaint asserted infringement of seven patents. Packeteer is alleged to have infringed five of those patents. The plaintiff seeks damages for past infringement, enhanced damages for alleged willful infringement, and injunctive relief. On June 20, 2008, Realtime filed a First Amended Complaint which asserts infringement of two additional patents. Packeteer is alleged to have infringed one of those patents. The First Amended Complaint also names us as a defendant and asserts that we infringe the same six patents that allegedly are infringed by Packeteer. We and Packeteer have denied infringement of the patents, and have counterclaimed against the plaintiff, asserting that all of the patent claims asserted against us are invalid or unenforceable. The Court has scheduled a claim construction hearing for April 9, 2009, and trial for January 4, 2010.

Note 11. Geographic and Product Category Information Reporting

We conduct business in one operating segment to design, develop, market and support proxy appliances in support of the Wide Area Network (“WAN”) Application Delivery market, which includes products with secure web gateway and WAN acceleration functionality. Our chief operating decision maker, our chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying consolidated financial statements. Our revenue consists of two product categories: product and service. Total international revenue consists of sales made by our U.S. operations to non-affiliated customers in other geographic regions outside the U.S.

Operating decisions regarding the costs of our products and services are made with information that is consistent with the presentation in the accompanying consolidated statements of operations.

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Three months ended July 31,
	2008		2007
	$	%	$	%
North America	$39,978	39.0%	$30,802	49.4%
EMEA (1)	41,271	40.3	22,557	36.1
LATAM (2)	1,853	1.8	241	0.4
APAC (3)	19,401	18.9	8,803	14.1

Total net revenue	$102,503	100.0%	$62,403	100.0%

(1)	Europe, Middle East, and Africa (“EMEA”)

(2)	Central America and Latin America (“LATAM”)

(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category (in thousands):

	Three months ended July 31,
	2008		2007
	$	%	$	%
Product	$73,929	72.1%	$48,076	77.0%
Service	28,574	27.9	14,327	23.0

Total net revenue	$102,503	100.0%	$62,403	100.0%

Substantially all of our long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 6, 2008, we acquired Packeteer, Inc. (“Packeteer”), a pioneer in delivering sophisticated WAN traffic prioritization, for a purchase price of approximately $276 million. Packeteer developed and sold application classification and performance management technologies and products. Much of our focus during the first quarter of fiscal 2009 was on integrating the business of Packeteer into our existing business and creating a single organization designed to take advantage of cost, management, technology, and sales and market synergies. We have continued to sell the PacketShaper ®, Intelligence Center and Policy Center products formerly offered by Packeteer and intend to rebrand certain Packeteer products as Blue Coat products. We also intend to enhance the technologies developed and owned by Packeteer and to integrate them into our current and future products.

We primarily purchased Packeteer to accelerate our ability to offer a comprehensive platform to address the application delivery and security challenges confronting today’s distributed enterprise. These challenges include the requirement to centralize IT operations, while simultaneously managing mobile employees and remote locations, and the requirement to respond to global business needs on a real-time basis. We believe that such requirements, together with the predominance of new types of applications (such as remotely hosted software-as-a-service and Web 2.0 applications), will create demand for a new network layer that we call the application delivery network. This network layer will monitor and control all information flowing between the communications network and the application servers and end users that it serves. Our goal is to provide application delivery solutions that optimize and secure the flow of such information throughout an enterprise, and we are focusing our principal development activities on products and technologies that meet current customer needs and create the foundation for an application delivery network.

We engaged in a number of integration activities during the first quarter of fiscal 2009. We incurred approximately $4.3 million in integration expenses in the first quarter of fiscal 2009, and we expect to incur between $5.5 million and $6.5 million in integration expenses during the second quarter of fiscal 2009.

We continue to monitor domestic and global macroeconomic conditions, and their actual and anticipated impact on IT spending, including on spending for proxy appliances. In the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, we had certain large sales transactions that failed to close, particularly in the U.S. We believe that these largely were delays, resulting from increased scrutiny of spending decisions, and that these sales opportunities will continue to be available to us. We have observed a lengthening of our average sales cycle, which means that sales take longer to close. In light of the difficult U.S. market and economic environment, we recently have been focusing more of our sales and marketing efforts on international transactions, and anticipate that a greater proportion of our revenue will be derived from such transactions in the near term, provided such markets do not suffer a material decline in IT spending.

We track financial metrics, including net revenue, operating margin, deferred revenue, cash flow from operations, and cash position, as key measures of our business performance.

Net Revenue

Net revenue, which includes both product and service revenue, increased to $102.5 million in the first quarter of fiscal 2009 from $62.4 million in the first quarter of fiscal 2008. Net product revenue in the first quarter of fiscal 2009 was $73.9 million, a $25.9 million increase compared to the same quarter in fiscal 2008. The increase in product revenue was primarily due to revenue attributable to Packeteer products and continued adoption of our products. Net product revenue includes sales of our proxy appliances and perpetual licenses for our Blue Coat WebFilter product. Included in product revenue is $11.8 million in sales attributable to Packeteer products. We recognized $28.6 million in service revenue in the first quarter of fiscal 2009, a $14.3 million increase compared to the same quarter in fiscal 2008. Included in service revenue is $4.3 million attributable to Packeteer services. The balance of the increase was driven primarily by the continued growth in our installed base, resulting in an increase in sales of service contracts.

Operating Margin

Our operating margin (income/loss before income taxes) was ($5.0) million for the first quarter of fiscal 2009, a decrease of $8.0 million compared to the first quarter of fiscal 2008. The decrease was primarily attributable to an overall increase in our operating expenses as a result of integration and other acquisition-related expenses associated with our Packeteer acquisition. Additionally, this decrease was driven by a reduction in our gross profit margin from 76.6% for the first quarter of fiscal 2009 to 68.7% in the first quarter of fiscal 2008. This was largely attributable to the higher costs associated with inventories acquired in the Packeteer acquisition.

Deferred Revenue

Net deferred revenue was $115.6 million at July 31, 2008 compared with $89.6 million at April 30, 2008. The increase was primarily attributable to an increase in the sales of new maintenance and renewal contracts to our customers and deferred revenue attributable to Packeteer.

Cash Flow from Operations and Cash Position

For the first quarter of fiscal 2009, we generated cash flow from operations of $5.4 million, compared to $12.1 million generated for the same period in fiscal 2008. The decrease in operating cash flow was primarily due to the payments related to our Packeteer acquisition, such as transaction costs, severance payments and other assumed liabilities. Our cash and cash equivalents and restricted cash were $76.3 million at July 31, 2008, compared to $163.0 million at April 30, 2008. The overall decrease in our cash and equivalents balance was primarily due to the cash used for our Packeteer acquisition, partially offset by the proceeds received from our convertible debt issuance on June 2, 2008.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to Revenue Recognition and Related Receivables Allowance, Stock-Based Compensation, Valuation of Inventories, Valuation of Goodwill, Valuation of Long- Lived Assets and Income Taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material. For the three months ended July 31, 2008 there were no changes to our critical accounting policies as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,
	2008	2007
Net revenue:
Product	72.1%	77.0%
Service	27.9	23.0

Total net revenue	100.0	100.0
Cost of revenue
Product	21.6	15.7
Service	9.7	7.7

Total cost of revenue	31.3	23.4
Gross profit	68.7	76.6
Operating expenses:
Research and development	17.7	18.6
Sales and marketing	42.6	45.9
General and administrative	10.8	9.1
Amortization of intangible assets	1.1	0.2
Restructuring	1.5	—

Total operating expenses	73.7	73.8

Operating income (loss)	(5.0)	2.8
Interest income	0.3	2.0
Other income (expense)	(0.2)	(0.1)

Income (loss) before income taxes	(4.9)	4.7
Provision for income taxes	0.8	0.5

Net income (loss)	(5.7)%	4.2%

Net Revenue

The following is a summary of net revenue and the changes in net revenue (dollars stated in thousands):

	Three Months Ended July 31,
	2008	2007
Total net revenue	$102,503	$62,403
Change from same period prior year ($)	$40,100	$25,988
Change from same period prior year (%)	64.3%	71.4%

Net revenue, which includes both product and service revenue, increased to $102.5 million in the first quarter of fiscal 2009 from $62.4 million in the first quarter of fiscal 2008. Net product revenue in the first quarter of fiscal 2009 was $73.9 million, a $25.9 million increase compared to the same quarter in fiscal 2008. Net product revenue includes sales of our proxy appliances and perpetual licenses for our Blue Coat WebFilter product. Included in product revenue is $11.9 million in sales of Packeteer products made since the June 6, 2008 date of acquisition. We recognized $28.6 million in service revenue in the first quarter of fiscal 2009, a $14.3 million increase compared to the same quarter in fiscal 2008. Included in service revenue is $4.2 million attributable to Packeteer services since the acquisition date. The balance of the increase was driven primarily by the continued growth in our installed base, resulting in an increase in sales of service contracts. Excluding net revenue associated with the acquisition of Packeteer, net revenue for the first fiscal quarter of 2009 was $86.4 million, a decrease of $1.8 million compared to net revenue of $88.2 million in the fourth quarter of fiscal 2008.

The following is a summary of net revenue by geographic area (dollars stated in thousands):

	Three months ended July 31,
	2008		2007
	$	%	$	%
North America	$39,978	39.0%	$30,802	49.4%
EMEA (1)	41,271	40.3	22,557	36.1
LATAM (2)	1,853	1.8	241	0.4
APAC (3)	19,401	18.9	8,803	14.1

Total net revenue	$102,503	100.0%	$62,403	100.0%

(1)	Europe, Middle East, and Africa (“EMEA”)

(2)	Central America and Latin America (“LATAM”)

(3)	Asia and Pacific regions (“APAC”)

Net revenue increased in all geographies in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Net revenue in North America increased $9.2 million, or 29.8%, net revenue in EMEA increased $18.7 million, or 83.0%, net revenue in CALA increased $1.6 million, or 668.5% and net revenue in APAC increased $10.6 million, or 120.4%.

Gross Profit

The following is a summary of gross profit (dollars stated in thousands):

	Three Months Ended July 31,
	2008	2007
Gross profit	$70,436	$47,792
Gross profit as a percentage of net revenue	68.7%	76.6%

Gross profit was $70.4 million in the first quarter of fiscal 2009 compared to $47.8 million for the first quarter of fiscal 2008. As a percentage of net revenue, gross profit for the first quarter of fiscal 2009 and 2008 was 68.7% and 76.6%, respectively. The increase in gross profit primarily was due to the increase in net revenue. The decline in gross profit as a percentage of net revenue for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 primarily was attributable to higher cost of revenues associated with purchase accounting adjustments to inventories acquired in the Packeteer acquisition and to a write-down of deferred service revenue in connection with the Packeteer acquisition, as required by purchase accounting rules.

Research and Development

The following is a summary of our research and development expense (dollars stated in thousands):

	Three Months Ended July 31,
	2008	2007
Research and development	$18,187	$11,615
Research and development as a percentage of net revenue	17.7%	18.6%

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs.

Research and development expense increased $6.6 million to $18.2 million in the first quarter of fiscal 2009 from $11.6 million for the first quarter of fiscal 2008. These amounts represented 17.7% and 18.6% of net revenue for the first quarters of fiscal 2009 and 2008, respectively. The increase in the three months ended July 31, 2008 primarily was attributable to higher employee costs from increased headcount and integration and transition costs related to the Packeteer acquisition, partially offset by the decreased stock-based compensation expenses as compared with the same period in fiscal 2008. Research and development headcount was 378 at July 31, 2008, compared to 281 at April 30, 2008. Packeteer’s contribution to research and development expense was $4.3 million, of which $1.4 million related to integration and transition costs.

While we intend to continue to invest in research and development, we expect research and development expense to decrease as a percentage of revenue through the remainder of the fiscal year.

Sales and Marketing

The following is a summary of sales and marketing expense (dollars stated in thousands):

	Three Months Ended July 31,
	2008	2007
Sales and marketing	$43,648	$28,614
Sales and marketing as a percentage of net revenue	42.6%	45.9%

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses.

Sales and marketing expense increased $15.0 million to $43.6 million for the first quarter of fiscal 2009 from $28.6 million for the first quarter of fiscal 2008. These amounts represented 42.6% and 45.9% of net revenue for the first quarters of fiscal 2008 and 2007, respectively. The increase for the three months ended July 31, 2008 primarily was attributable to higher employee costs from increased headcount and an increase in marketing and sales training and travel costs. Sales and marketing headcount was 543 at July 31, 2008, compared to 398 at April 30, 2008. The increase in marketing training and travel costs primarily resulted from our integration of the Blue coat and Packeteer sales organizations. The increase in sales and marketing expenses was partially offset by decreased stock-based compensation expenses compared to the same period in fiscal 2008. Packeteer’s contribution to sales and marketing expense was $8.3 million, of which $2.0 million related to integration and transition costs.

While we intend to continue to invest in sales and marketing, we expect sales and marketing expense to decline slightly as a percentage of net revenue for the remainder of the fiscal year.

General and Administrative

The following is a summary of general and administrative expense (dollars stated in thousands):

	Three Months Ended July 31,
	2008	2007
General and administrative	$11,033	$5,682
General and administrative as a percentage of net revenue	10.8%	9.1%

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses.

General and administrative expense increased $5.3 million to $11.0 million for the first quarter of fiscal 2009 from $5.7 million for the first quarter of fiscal 2008. These amounts represented 10.8% and 9.1% of net revenue for the first quarters of fiscal 2009 and 2008, respectively. The increase in general and administrative expense primarily was due to higher employee costs from increased headcount and Packeteer acquisition-related integration and transition costs, increased legal and accounting fees related to year end audit and tax planning activities, and increased stock-based compensation expenses as compared with the same period in fiscal 2008. General and administrative headcount was 153 at July 31, 2008, compared to 124 at April 30, 2008. Packeteer’s contribution to general and administrative expense was $1.9 million, of which $0.9 million related to integration and transition costs.

We expect that general and administrative expense will decrease in absolute dollars for the remainder of fiscal year 2009.

Acquisition and Amortization of Intangible Assets

We completed the acquisition of Packeteer on June 6, 2008. The acquired intangible assets associated with the Packeteer acquisition consist of developed technology and patents, customer relationships and trade name. Developed technology is comprised of products that have reached technological feasibility and are a part of Packeteer’s product lines, and patents related to the design and development of Packeteer’s products. Customer relationships represent Packeteer’s underlying relationships with its customers. Trade name represents the fair value of brand and name recognition associated with the marketing of Packeteer’s products and services. The amounts assigned to customer relationships, developed technology and patents, and trade name were $35.0 million, $20.0 million, and $0.4 million, respectively. We expect to amortize developed technology and patents, customer relationships and trade name on a straight-line basis over their weighted average expected useful life of 5, 5, and 2 years, respectively.

Of the total estimated purchase price of $276.6 million for Packeteer, approximately $150.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill resulting from business combinations subsequent to June 30, 2001 is not amortized but instead is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

For the three months ended July 31, 2008 and 2007, the amortization of intangible assets was related to our June 6, 2008 acquisition of Packeteer, our September 11, 2006 acquisition of certain assets of the NetCache business from Network Appliance, our March 3, 2006 acquisition of Permeo, Inc., our November 16, 2004 acquisition of Cerberian, Inc. and our November 14, 2003 acquisition of Ositis Software, Inc. The amortization of developed technology and patents and trade name is charged to cost of goods sold. The amortization of core technology and customer relationships is recorded as an operating expense. Total amortization expense for the identifiable intangible assets was $2.1 million in the first quarter of fiscal 2009, compared to $0.4 million in the first quarter of fiscal 2008. Amortization expense related to intangible assets in the remaining nine months of fiscal 2009 is expected to be $9.5 million.

Restructuring Charges

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of 33 employees of Blue Coat. Restructuring charges consist of personnel related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares and restricted stock awards upon termination of the employees pursuant to the terms of those equity awards and our separation agreements. During the first quarter of fiscal 2009, we recorded a restructuring charge of $1.5 million on our condensed consolidated statement of operations. As of July 31, 2008 all 33 employees had been terminated and severance in the amount of $0.9 million had been paid. We anticipate the remaining balance of $0.6 million will be paid by the end of fiscal 2009.

Current activity recorded to the restructuring accrual for the three months ended July 31, 2008 was as follows (in thousands):

Balance at April 30, 2008	$—
Restructuring charges	1,546
Cash payment	(868)
Stock-based compensation	(88)

Balance at July 31, 2008	$590

Interest Income and Other Income

The following summarizes interest income and other expense (in thousands):

	Three Months Ended July 31,
	2008	2007
Interest income	$345	$1,247
Other expense	$(187)	$(43)

During the first quarter of fiscal 2009, interest income decreased by $0.9 million compared to the same period in the last fiscal year. The decline was attributable to our reduced cash and cash equivalents balances as well as a decrease in our average investment yield due to lower interest rates. Other expense consists primarily of foreign currency exchange gains or losses.

Provision for Income Taxes

The provision for income taxes for the first quarter of fiscal 2009 was $0.9 million on a loss before tax of $5.0 million, compared to a provision of $0.3 million on income before tax of $3.0 million for the first quarter of fiscal 2008. The provision consists primarily of current U.S. and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to foreign losses in jurisdictions where we are not able to take a tax benefit, taxes in foreign jurisdictions with a tax rate different from the US statutory rate, and non-deductible stock based compensation expense.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No.157”). SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP, No. 157-2 was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year, for items within its scope. Effective May 1, 2008, we adopted SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope of FSP No. 157-2. Our partial adoption of SFAS No. 157 did not materially impact our financial position and results of operations. We currently are assessing the impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities, and have not yet determined the impact that such adoption will have on our financial position and results of operations. Refer to Note 2, Fair Value Measurement, in the Notes to our Condensed Consolidated Financial Statements for further information.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115 (“SFAS No.159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure at fair value many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option under SFAS No. 159 has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements that mandate that certain assets and liabilities be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us for the fiscal year ending April 30, 2009. We presently have elected not to report selected financial assets and liabilities at fair value as permitted under SFAS No. 159. Accordingly, SFAS No. 159 has not affected our financial position and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be deferred and capitalized. Such payments should be recognized as an expense as the goods are delivered or the related services are performed, not when the advance payment is made. If a company does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be expensed [when that determination is made]. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We adopted EITF 07-3 effective May 1, 2008. The adoption did not have a material impact on our condensed consolidated results or operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS No.141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to better evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. We currently are evaluating the effect, if any, that the adoption of SFAS No. 141(R) will have on our condensed consolidated financial statements.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, private sales of convertible notes and warrants and an initial public offering of our common stock.

As of July 31, 2008, we had cash and cash equivalents of $75.5 million and restricted cash of $0.9 million. We paid $263.9 million in cash for the Packeteer acquisition, which closed during the first quarter of fiscal 2009. The Packeteer acquisition was funded primarily from our cash balance of $161.0 million as of April 30, 2008 and the issuance of Zero Coupon Convertible Senior Notes and associated warrants, which generated net proceeds of $79.7 million. Our cash balance as of July 31, 2008 consisted primarily of cash acquired from Packeteer. We believe our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may choose at any time to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of business opportunities as they arise.

	As of July 31, 2008	As of April 30, 2008
	(in thousands)
Cash and cash equivalents	$75,456	$160,974
Short-term investment	—	1,204
Restricted cash	861	861

Subtotal	$76,317	$163,039
Total assets	$523,038	$387,768

Percentage of Total assets	14.6%	42.0%

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

Cash Flow

	Three Months Ended July 31,
	2008	2007
Cash provided by operating activities	$2,091	$12,079
Cash (used in)/provided by investing activities	(167,642)	4,566
Cash provided by financing activities	80,033	9,543

Net (decrease) increase in cash and cash equivalents	$(85,518)	$26,188

Net cash provided by operating activities was $2.1 million for the first quarter of fiscal 2009, compared to $12.1 million in the comparable prior year period. The decrease in operating cash flow was primarily due to the payments related to our Packeteer acquisition, including transaction costs, severance payments and other liabilities assumed as a result of the Packeteer acquisition.

Working capital sources of cash for the first quarter of fiscal 2009 included increases in deferred revenue of $10.0 million and inventory of $5.1 million. The increase in deferred revenue was primarily attributable to continued growth in our installed base over the last several quarters, as well as additional deferred revenue recorded in connection with the Packeteer acquisition. The increase in inventory was primarily attributable to higher finished goods inventories held as a result of the Packeteer acquisition. Working capital uses of cash for the first quarter of fiscal 2009 included a decrease in other accrued liabilities of $8.3 million and a decrease in accounts payable of $3.4 million. The decrease in other accrued liabilities and accounts payable was primarily due to the unpaid balance of transaction costs associated with Packeteer acquisition and the timing of vendor payments subsequent to our fiscal year-end.

Net cash used by investing activities was $167.6 million for the first quarter of fiscal 2009, compared to net cash of $4.6 million provided by investing activities in the same period last year. The use of net cash in investing activities of $167.6 million for the first quarter of fiscal 2009 was primarily due to cash used to purchase Packeteer. The net cash provided by investing activities for the first quarter of fiscal 2008 was primarily due to the net sales and maturities of investment securities of $7.1 million.

Net cash provided by financing activities was $80.0 million for the first quarter of fiscal 2009, compared to $9.5 million provided in the same period last year. The net cash provided by our financing activities for the first quarter of fiscal 2008 primarily consisted of the net proceeds of $79.7 million from our issuance of convertible notes. The net cash provided by our financing activities for the first quarter of fiscal 2008 primarily resulted from the issuance of common stock from the exercise of employee stock options.

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities.

Commercial Commitments

Leases

We lease certain equipment and office facilities under non-cancelable operating leases that expire at various dates through 2015. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

On June 20, 2008, we amended the lease for our corporate headquarters. Pursuant to the lease amendment, we added 116,586 additional square feet of space and extended the term of the original lease through November 30, 2015. The lease amendment provides for an annualized base rent ranging from $2.7 million to $3.4 million for the new premises during the term of the lease applicable to the new premises, which commences on the earlier of November 1, 2008 or our occupancy of the new premises for the conduct of business. The lease amendment provides for an annualized base rent ranging from $2.9 million to $3.4 million for the existing premises during the extension term, which commences on September 1, 2010.

As of July 31, 2008, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Total
2009 (remaining nine months)	$8,455
2010	10,212
2011	10,127
2012	9,866
2013	9,711
Thereafter	21,895

Future minimum lease payments	$70,266
Less: minimum payment to be received from sublease	(17,534)
Total future minimum lease payments, net	$52,732

Lease commitments include future minimum rent payments for several facilities that we will vacate pursuant to our Packeteer post-acquisition integration activities.

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation at July 31, 2008 under these arrangements was $7.6 million.

Pre-Acquisition Contingencies

In connection with our acquisition of Packeteer, we have evaluated and continue to evaluate pre-acquisition contingencies relating to Packeteer that existed as of the acquisition date. If these pre-acquisition contingencies that existed as of the acquisition date become probable in nature and estimable during the purchase price allocation period, amounts related to such contingencies will be recorded as an increase to the purchase price, and, if subsequent to the purchase price allocation period, such amounts will be recorded in our results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to certain market risks, including changes in exchange rates and interest rates. We do not undertake any specific actions to cover our exposures to exchange and interest rate risks, and we are not a party to any risk management transactions. We also do not purchase or hold any derivative financial instruments for hedging, speculative or trading purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of July 31, 2008, we had cash and cash equivalents of $75.5 million and restricted cash of $0.9 million. These amounts are primarily held in money market funds. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States (“U.S.”) and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Because all of our sales are currently billed and collected in U.S. dollars, a strengthening of the dollar could make our products less price-competitive in foreign markets. If the events described above were to occur, our net revenue and earnings could be seriously impacted, since a significant portion of our net revenue and earnings are derived from international operations. For the three months ended July 31, 2008 and 2007, approximately 61.0% and 50.6%, respectively, of our total net revenue was derived from customers outside of North America. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material.

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

The information set forth above under Note 10 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

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

The risk factors contained in our Annual Report on Form 10-K for fiscal 2008 have not been materially revised, other than to incorporate the Packeteer patent portfolio in the following risk factor: If the protection of our proprietary technology is inadequate, our competitors may gain access to our technology, and our market share could decline.

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

In June of 2008, we completed our acquisition of Packeteer. We have also acquired other businesses in the past, including our acquisition of Permeo Technologies, Inc. (“Permeo”) and our acquisition of certain assets of the NetCache business from Network Appliance. It is likely we will acquire additional businesses or assets in the future. There is no guaranty that such acquisitions will yield the benefits we anticipate. The success of any acquisition is impacted by a number of factors, and may be subject to the following risks:

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

Our revenues and margins are dependent on various economic factors, including rates of inflation, currency fluctuations, energy costs, levels of consumer sentiment, and other macroeconomic factors which may impact levels of business spending. These conditions may affect corporate spending for IT products and services in specific geographies or more broadly. A decrease in corporate spending or demand for our products and services could result in:

•	a reduction in our net revenue, gross margin and operating margin;

•	increased price competition for our products and services;

•	risk of excess and obsolete inventory;

•	higher overhead costs as a percentage of net revenue; and

•	a reduced ability to collect customer receivables.

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

As of July 31, 2008, we had 19 issued U.S. patents, 33 pending U.S. patent applications (provisional and non-provisional), and 2 pending foreign patent applications, and Packeteer had 49 issued U.S. patents, 70 pending U.S. patent applications (provisional and non-provisional), 1 foreign issued patent and 4 pending foreign patent applications. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, or injunctive relief could be entered against us, each of which could seriously harm our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

See Item 3.02 of Current Reports on Form 8-K, filed with the Commission on April 23, 2008 and June 3, 2008.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description

10.51	First Amendment to Lease (which is incorporated by reference to Exhibit 10.1 of Respondent’s 8-K filed with the Commission on June 26, 2008)

10.52	Packeteer, Inc. 1999 Stock Incentive Plan (Amended and Restated Effective as of December 12, 2007)

10.53	Stock Option Agreement used to evidence options granted under Packeteer, Inc. 1999 Stock Incentive Plan

10.54	Restricted Stock Agreement used to evidence restricted stock awarded under Packeteer, Inc. 1999 Stock Incentive Plan

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: September 9, 2008