Form 10-Q
period 2008-10-31
BLUE COAT SYSTEMS INC
filed 2008-12-09
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AS OF NOVEMBER 30, 2008
Common Stock, par value $.0001	39,048,202

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies (including our recent acquisition of Packeteer, Inc.), as well as internally developed technologies; the expansion and effectiveness of our direct sales force, distribution channel, and marketing activities; the recording of amortization of acquired technology and stock-based compensation; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as ”anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

PART I: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	October 31, 2008	April 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,944	$160,974
Short-term investments	—	1,204
Accounts receivable, net of allowance of $1,651 and $176, respectively	80,148	59,056
Inventories	11,490	262
Prepaid expenses and other current assets	9,504	7,163
Current portion of deferred tax assets	8,684	7,294

Total current assets	206,770	235,953
Property and equipment, net	25,233	14,975
Restricted cash	861	861
Goodwill	244,396	92,243
Identifiable intangible assets, net	55,111	5,010
Investment in Packeteer	—	25,092
Non-current deferred income tax asset	10,478	11,867
Other assets	1,933	1,767

Total assets	$544,782	$387,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,394	$18,695
Accrued payroll and related benefits	21,917	16,464
Deferred revenue	94,721	68,242
Other accrued liabilities	17,353	8,991

Total current liabilities	159,385	112,392
Deferred revenue, less current portion	30,504	21,318
Deferred rent, less current portion	2,104	1,349
Long-term income tax payable	5,407	638
Other non-current liabilities	921	610
Convertible senior notes, due in 2013	75,899	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 39,041 and 38,267 shares issued and outstanding at October 31, 2008 and April 30, 2008, respectively	2	2
Additional paid-in capital	1,154,436	1,128,903
Treasury stock, at cost; 309 and 276 shares held at October 31, 2008 and April 30, 2008, respectively	(1,428)	(903)
Accumulated deficit	(882,448)	(876,362)
Accumulated other comprehensive income	—	(179)

Total stockholders’ equity	270,562	251,461

Total liabilities and stockholders’ equity	$544,782	$387,768

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Net revenue:
Product	$84,797	$56,709	$158,726	$104,785
Service	34,227	16,716	62,801	31,043

Total net revenue	119,024	73,425	221,527	135,828
Cost of net revenue:
Product	25,120	10,815	47,234	20,634
Service	12,017	5,563	21,970	10,355

Total cost of net revenue	37,137	16,378	69,204	30,989
Gross profit	81,887	57,047	152,323	104,839
Operating expenses:
Sales and marketing	44,952	31,358	88,600	59,972
Research and development	20,171	12,709	38,358	24,324
General and administrative	13,281	6,792	24,314	12,474
Amortization of intangible assets	1,862	113	3,024	225
Restructuring	—	—	1,546	—

Total operating expenses	80,266	50,972	155,842	96,995

Operating income (loss)	1,621	6,075	(3,519)	7,844
Interest income, net	117	1,516	462	2,763
Other expense	(1,353)	(146)	(1,540)	(189)

Income (loss) before income taxes	385	7,445	(4,597)	10,418
Provision for income taxes	636	492	1,489	823

Net income (loss)	$(251)	$6,953	$(6,086)	$9,595

Net income (loss) per common share:
Basic	$(0.01)	$0.20	$(0.16)	$0.30

Diluted	$(0.01)	$0.17	$(0.16)	$0.24

Weighted average shares used in computing net income (loss) per common share:
Basic	38,432	34,625	38,224	32,524

Diluted	38,432	40,835	38,224	39,951

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2008	2007
Operating Activities
Net income (loss)	$(6,086)	$9,595
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,799	2,648
Amortization	5,376	950
Stock-based compensation	9,343	8,806
Tax benefit of stock option deduction	197	211
Excess tax benefits from stock-based compensation	(156)	—
Loss on disposition of equipment	39	17
Accretion of warrants and issuance costs related to convertible notes	372	—
Accretion of Series A redeemable convertible preferred stock issuance costs	—	181
Stock-based compensation related to restructuring	88	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,870)	(8,174)
Inventories	14,431	259
Prepaid expenses and other current assets	604	1,156
Other assets	498	(17)
Accounts payable	4,498	(1,820)
Accrued payroll and related benefits	(1,994)	3,857
Other accrued liabilities	(12,020)	459
Restructuring accrual	200	(238)
Deferred rent	(727)	(242)
Deferred income tax liabilities	(393)	244
Deferred revenue	19,665	13,655

Net cash provided by operating activities	28,864	31,547
Investing Activities
Purchases of investment securities	—	(54,187)
Sales and maturities of investment securities	1,204	54,956
Purchases of property and equipment	(11,300)	(3,914)
Acquisition of Packeteer, net of cash acquired	(169,327)	—

Net cash used in investing activities	(179,423)	(3,145)
Financing Activities
Net proceeds from issuance of common stock	6,716	25,931
Excess tax benefits from stock-based compensation	156	—
Net proceeds from issuance of convertible notes	79,657	—

Net cash provided by financing activities	86,529	25,931

Net increase (decrease) in cash and cash equivalents	(64,030)	54,333
Cash and cash equivalents at beginning of period	160,974	50,013

Cash and cash equivalents at end of period	$96,944	$104,346

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,613	—
Non-cash financing activities
Conversion of Series A redeemable convertible preferred stock	—	42,060

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

The condensed consolidated financial statements for the three and six months ended October 31, 2008 include the operating results of Packeteer Inc. (“Packeteer”) beginning on June 6, 2008.

On August 16, 2007, our Board of Directors approved a two-for-one forward stock split of our common stock. The stock split was effected by the issuance of a stock dividend of one share of our common stock for each share of our common stock issued and outstanding as of the record date of September 13, 2007. The split-adjusted stock began trading on the NASDAQ Global Market on October 4, 2007. As of October 31, 2008, our stock is listed on the NASDAQ Global Select Market. All share numbers in this document are on a post-split basis. Shares authorized and par value were not adjusted as they were not affected by the stock split.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Delivery or performance has occurred. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. Most of our sales are made through distributors under agreements, which, in most cases, allow for stock rotation rights. Net revenue and the related cost of net revenue resulting from shipments to distributors are deferred until the distributors report that our products have been sold to a customer. Product revenue in China is deferred until the customer registers the proxy appliance.

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

Collectibility is reasonably assured. We assess probability of collection on a customer-by-customer basis. We subject our customers to a credit review process that evaluates their financial condition and ability to pay for our products and services. If we determine from the outset of an arrangement that collection is not probable based upon our review process, we do not recognize revenue until cash is received.

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

Short-term investments consist primarily of money market funds and corporate securities with original maturities between three months and one year. We determine the appropriate classification of our investments at the time of purchase and evaluate such designation as of each balance sheet date based on our intent and ability to use such funds for current operations. To date, all of our investments have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of these securities is based on quoted market prices. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other expense. The cost of securities sold is based on a specific identification methodology. Interest and dividends on all securities are included in interest income.

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

In connection with our acquisition of Packeteer during the first quarter of fiscal 2009, we recorded inventories purchased as part of the Packeteer acquisition at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort. This resulted in a $20.3 million write-up of inventory of which $6.1 million of inventory remains at October 31, 2008.

Inventories, net, consisted of the following (in thousands):

	October 31, 2008	April 30, 2008
Raw materials	$119	$—
Finished goods	11,371	262

Total	$11,490	$262

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the test, since we have only one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2008 and concluded that no impairment existed at April 30, 2008. For the first half of fiscal 2009, there have been no significant events or changes of circumstances that affect our valuation of goodwill.

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

Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of three to seven years for developed technology and patents, five years for core technology, five to seven years for customer relationships and two years for trade name.

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

On May 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48), issued in June 2006. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. See Note 9—”Income Taxes” for additional information.

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

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements or other contractual arrangements with current and former executive officers and directors of our company and of certain of our subsidiaries, which contain provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We were required to indemnify certain current and former officers and directors and other employees for their attorneys’ fees and related expenses incurred in connection with the regulatory investigations relating to our historical stock option grant practices, and expect to have indemnification obligations to certain current and former officers and directors and other employees in connection with the derivative litigation relating to our historical stock option granting practices.

We accrue for warranty expenses in our cost of revenue at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. If actual warranty expenses are greater than those projected, additional charges against earnings would be required. If actual warranty expenses are less than projected, our obligations would be reduced, providing a positive impact on our reported results. We generally provide a one-year warranty on hardware products and a 90-day warranty on software products. Changes in our warranty obligations, which are included in “Other accrued liabilities,” in our condensed consolidated balance sheets for the six months ended October 31, 2008 and 2007, were as follows (in thousands):

	Six Months Ended October 31,
	2008	2007
Beginning balances	$434	$459
Warranties issued during the period	1,058	1,018
Settlements made during the period	(1,067)	(931)
Warranty liabilities assumed in Packeteer acquisition	383	—

Ending balances	$808	$546

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, corporate securities and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. Such deposits may be in excess of insured limits. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents or short-term investments in our condensed consolidated balance sheets at October 31, 2008 and April 30, 2008. We believe the financial risks associated with these financial instruments are minimal. We have not experienced material losses from our investments in these securities.

Generally, we do not require collateral for sales to customers. However, we perform on-going credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. For the three and six months ended October 31, 2008, bad debt expense was $1.3 million and $1.3 million, respectively. During the three months ended October 31, 2008, there was one receivable past due amount from a reseller for $1.2 million, which was reserved through a charge to bad debt expense and included in general and administrative expenses. For the three and six months ended October 31, 2007, bad debt expense was less than $0.1 million. During the three and six months ended October 31, 2008, one distributor accounted for 16.0% and 13.3%, of our net revenue, respectively. During the three and six months ended October 31, 2007, that distributor accounted for 20.5% and 14.6% of our net revenue, respectively. As of October 31, 2008, that distributor accounted for 18.7% of our gross accounts receivable balance. As of April 30, 2008, no customer accounted for more than 10.0% of our gross accounts receivable balance.

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

Comprehensive Income

We report comprehensive income in accordance with FASB SFAS No. 130, Reporting Comprehensive Income and include adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income (loss)” in the stockholders’ equity section of the condensed consolidated balance sheets.

Significant components of our comprehensive income (loss) are as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Net income (loss)	$(251)	$6,953	$(6,086)	$9,595
Unrealized gain (loss) on available-for-sale securities	—	(6)	—	5

Comprehensive income (loss)	$(251)	$6,947	$(6,086)	$9,600

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have made awards of restricted stock that contain non-forfeitable rights to dividends and those restricted shares will be considered participating securities upon adoption of FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 on our calculation of EPS.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB No. 14-1 will require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB No. 14-1 is effective for fiscal years beginning after December 15, 2008, and will be required to be applied retrospectively to all periods presented. We will be required to implement the standard during the first quarter of fiscal 2010. We currently are evaluating the effect, if any, that the adoption of FSP APB No. 14-1 will have on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We currently are evaluating the effect, if any, that the adoption of FSP FAS No. 142-3 will have on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide an enhanced understanding of an entity’s use of derivative instruments and, how they are accounted for under SFAS No. 133, and to require a tabular disclosure of the effects of such instruments and related hedged items on the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will be required to adopt SFAS No. 161 in the fourth quarter of fiscal 2009. Since SFAS No. 161 requires only additional disclosures about our derivatives and hedging activities, the adoption of SFAS No. 161 will not have an impact on our condensed consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FSP No. 157-2 was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year, for items within its scope. Effective May 1, 2008, we adopted SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope of FSP No. 157-2. Our partial adoption of SFAS No. 157 did not materially impact our financial position and results of operations. We currently are assessing the impact of the adoption of SFAS No. 157 as it relates to our nonfinancial assets and nonfinancial liabilities, and have not yet determined the impact that such adoption will have on our condensed consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 clarified the application of FAS No. 157. FSP FAS No. 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to better evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. SFAS No. 141(R) may have an impact on our condensed consolidated financial statements with respect to future acquisitions. The nature and magnitude of the specific impact will depend upon the nature, terms, and size of the acquisitions consummated after the effective date.

Note 2. Fair Value Measurement

Effective May 1, 2008, we adopted SFAS No. 157 Fair Value Measurement, except as it applies to those nonfinancial assets and nonfinancial liabilities. SFAS No.157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Valuation techniques used to measure fair value under SFAS No.157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable. These levels of inputs are the following:

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

Our adoption of SFAS No.157 did not materially affect our financial position and results of operations, but SFAS No.157 does require new disclosures about how we value certain assets and liabilities. Much of the required disclosure relates to the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of October 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market Funds (1)	$82,041	$—	$—	$82,041

(1)	– Included in cash and cash equivalents and restricted cash on our condensed consolidated balance sheet as of October 31, 2008

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

Note 3. Stock-based Compensation

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards, restricted stock units and our Employee Stock Purchase Plan (“ESPP”) that we recorded in the condensed consolidated statements of operations in accordance with SFAS No.123(R) for the three and six months ended October 31, 2008 and 2007 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Stock-based compensation expense:
Cost of product	$165	$176	$324	$444
Cost of service	326	187	576	414
Sales and marketing	1,730	1,384	3,251	3,021
Research and development	1,384	1,175	2,501	2,861
General and administrative	1,489	1,044	2,691	2,066

Total	$5,094	$3,966	$9,343	$8,806

For the six months ended October 31, 2007, stock-based compensation expense included $1.5 million related to the Section 409(A) Tender Offer.

We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered our historical volatility and implied volatility in developing our estimate of expected volatility.

For the three and six months ended October 31, 2008, as well as for the three and six months ended October 31, 2007, we used the following weighted average assumptions to estimate the fair value of stock options granted:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Risk-free rate	2.43%	4.21%	3.14%	4.80%
Expected dividend yield	—	—	—	—
Expected life (in years)	4.0	4.63	4.0	4.63
Expected volatility	0.83	0.74	0.72	0.64
Expected forfeitures	14.0%	10.0%	14.0%	10.0%

For the three and six months ended October 31, 2008, as well as for the three and six months ended October 31, 2007, we used the following weighted average assumptions to estimate the fair value of shares purchased under our ESPP:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Risk-free rate	1.97%	4.21%	1.90%	4.73%
Expected dividend yield	—	—	—	—
Expected life (in years)	0.5	0.50	0.5	0.45
Expected volatility	0.79	0.56	0.76	0.47

During the three and six months ended October 31, 2008, 253,672 and 343,402 options were exercised, respectively. As of October 31, 2008, there was approximately $27.9 million and $1.1 million of unrecognized stock-based compensation expense related to stock option grants and ESPP awards, which will be recognized over the remaining weighted average vesting period of approximately 2.79 years and 0.16 years, respectively.

The cost of restricted stock awards and restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which generally is four years. During the second quarter of fiscal 2009, we awarded 60,500 shares of restricted stock and 92,409 shares of restricted stock were canceled. As of October 31, 2008, we had approximately $8.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to the restricted stock awards and restricted stock units, which we will recognize over the remaining weighted average vesting period of approximately 3.03 years.

Note 4. Acquisition

We acquired Packeteer, Inc., a provider of Wide Area Network (“WAN”) optimization and WAN traffic prioritization technologies, on June 6, 2008, by means of a merger of our wholly owned subsidiary with and into Packeteer, such that Packeteer became our wholly-owned subsidiary. We acquired Packeteer, among other things, to enrich our existing application intelligence technology. We have included the operating results of Packeteer in our consolidated financial results since the June 6, 2008 acquisition date.

The following table summarizes the components of the total purchase price (in thousands):

Cash	$263,973
Fair value of vested Packeteer stock options assumed	4,610
Direct transaction costs	8,944

Total preliminary purchase price	$277,527

At the closing of the acquisition, there were approximately 2,644,294 million shares of our common stock issuable upon of the exercise of the outstanding options and restricted stock awards we assumed at the closing in accordance with the terms of the merger agreement. The conversion value of the Packeteer options assumed was based on the exercise price of each Packeteer option multiplied by a conversion ratio of 0.3850, which was calculated as the consideration price of $7.10 we paid for each outstanding share of Packeteer common stock divided by the average price of our common stock for five trading days prior to the acquisition date of June 6, 2008. The purchase price includes $4.6 million, which represents the fair market value of the vested options assumed. We also expect to recognize approximately $3.9 million of non-cash based stock-based compensation expense related to unvested stock options and restricted stock units at the acquisition date. This expense will be recognized beginning from the acquisition date over the weighted average service period of approximately 2.5 years. These awards were valued using a Black-Scholes option pricing model in accordance with SFAS No. 123(R), using the following weighted average assumptions:

Interest rate	1.99%
Volatility	67.03%
Expected life	0.48 years
Expected dividend yield	0%

Preliminary Purchase Price Allocation

We accounted for the acquisition of Packeteer using the purchase method of accounting. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of June 6, 2008. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. We believe the fair value assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. As of October 31, 2008, the total purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Cash and short-term investment	$77,537
Other tangible assets	44,403
Acquired intangible assets	55,400
Goodwill	152,153
Accounts payable and other liabilities	(35,966)
Deferred revenues	(16,000)

Total purchase price allocation	$277,527

Our allocation of the purchase price is based upon preliminary estimates and assumptions with respect to fair value. These estimates and assumptions could change significantly during the purchase price allocation period, which is up to one year from the acquisition date. Any change could result in material variances between our future financial results and the amounts presented in these unaudited condensed consolidated financial statements.

In connection with our acquisition of Packeteer, we formulated a plan to exit certain Packeteer facilities, discontinue certain Packeteer products, and involuntarily terminate Packeteer employees in certain locations. In connection with this plan, on the acquisition date of June 6, 2008, we accrued $11.6 million related to employee severance costs and $1.9 million related to lease termination costs. For the fiscal quarter ending October 31, 2008, we paid $3.2 million related to employee severance costs. In addition, we paid $1.3 million related to lease termination costs and adjusted the lease termination accrual by $0.3 million. From the acquisition date of June 6, 2008 through October 31, 2008, we paid $7.5 million related to employee severance costs and $1.3 million related to lease termination costs, and we adjusted the lease termination accrual by $0.3 million. As of October 31, 2008, we had $4.1 million in unpaid employee severance costs and $0.9 million in unpaid lease termination costs, the balances of which are included in “Other accrued liabilities” in our condensed consolidated balance sheet as of October 31, 2008. We anticipate the unpaid balances to be paid by the end of fiscal 2009.

Identifiable Intangible Assets

Intangible assets consist primarily of developed technology and patents, customer relationships and trade name. Developed technology is comprised of products that have reached technological feasibility and are a part of Packeteer’s product lines, and patents related to the design and development of Packeteer’s products. This proprietary know-how can be leveraged to develop new technology and products and improve our existing products. Customer relationships represent Packeteer’s underlying relationships with its customers. Trade name represents the fair value of brand and name recognition associated with the marketing of Packeteer’s products and services. The amounts assigned to customer relationships, developed technology and patents, and trade name were $35.0 million, $20.0 million, and $0.4 million, respectively. We amortize developed technology and patents, customer relationships and trade names on a straight-line basis over their weighted average expected useful life of 5, 5, and 2 years, respectively. Developed technology and patents and trade name are amortized into cost of product while customer relationships are amortized into operating expenses.

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

The unaudited pro forma financial information for the six months ended October 31, 2008 combines the historical results of Blue Coat for the six months ended October 31, 2008 and, due to differences in our reporting periods, the historical results of Packeteer for one month ended May 31, 2008, due to the acquisition of Packeteer on June 6, 2008. The unaudited pro forma financial information for the six months ended October 31, 2007 combines the historical results of Blue Coat for the six months ended October 31, 2007 and, due to differences in our reporting periods, the historical results of Packeteer for the six months ended September 30, 2007.

The following pro forma financial information for all periods presented includes purchase accounting adjustments for amortization charges from acquired identifiable intangible assets, depreciation on acquired property and equipment, adjustments to interest expense and issuance cost associated with convertible notes, stock based compensation expense and related tax effects:

	Six Months Ended October 31,
	2008	2007
Net revenue	$232,213	$204,013
Net income (loss)	$(12,055)	$2,927
Net loss per share - basic	$(0.32)	$0.09
Net loss per share - diluted	$(0.32)	$0.07

Investment in Packeteer

On April 20, 2008, we entered into a Stock Purchase Agreement pursuant to which we acquired 3,559,117 shares of Packeteer common stock for $7.10 per share from the Liverpool Limited Partnership and Elliot International, L.P. for a total of approximately $25.3 million. This investment was valued at its fair value of $25.1 million at April 30, 2008. This investment was considered part of the purchase price upon the closing of the acquisition of Packeteer on June 6, 2008.

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

Subject to certain exceptions, the holders of the Notes, at their option, may require us to repurchase for cash all or a portion of the Notes at a purchase price equal to 100% of the outstanding principal amount of the Notes, if our common stock is suspended from trading or ceases to be listed on an eligible market for a period of 5 consecutive trading days or for more than 15 trading days in any 365-day period.

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

Note 6. Balance Sheet Details

Intangible Assets

Our acquired identifiable intangible assets are as follows (in thousands):

October 31, 2008	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(4,722)	$21,309
Core technology	5 years	2,929	(2,390)	539
Customer relationships	5-7 years	37,023	(4,080)	32,943
Trade name	2 years	400	(80)	320

Total		$66,383	$(11,272)	$55,111

April 30, 2008	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(2,785)	$3,246
Core technology	5 years	2,929	(2,097)	832
Customer relationships	5-7 years	2,023	(1,091)	932

Total		$10,983	$(5,973)	$5,010

Amortization expense for our intangibles assets for the three and six months ended October 31, 2008 and 2007 was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Included in cost of net revenues	$1,347	$297	$2,275	$595
Included in cost of operations	1,863	113	3,025	225

Total	$3,210	$410	$5,300	$820

As of October 31, 2008, we had no identifiable intangible assets with indefinite lives. The weighted average remaining life of our identifiable intangible assets was 4.51 years and 4.0 years at October 31, 2008 and April 30, 2008, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2009 (remaining six months)	$6,337
2010	12,397
2011	11,889
2012	11,781
2013	11,607
Thereafter	1,100

$55,111

Goodwill

The changes in the carrying amount of goodwill generally are not deductible for tax purposes. Current activity recorded to goodwill was as follows (in thousands):

Balance at May 1, 2008	$92,243
Goodwill related to Packeteer acquisition	152,153

Balance at October 31, 2008	$244,396

Restructuring Accrual

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of 33 employees of Blue Coat. Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of any unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. During the first quarter of fiscal 2009, all 33 employees were terminated, we recorded a restructuring charge of $1.5 million in our condensed consolidated statement of operations and paid severance in the amount of $0.9 million. During the second quarter of fiscal 2009, we paid severance in the amount of $0.4 million. We anticipate the remaining balance of $0.2 million, which is included in “Other accrued liabilities” in the condensed consolidated balance sheets, will be paid by the end of fiscal 2009.

Current activity recorded to the restructuring accrual for the three and six months ended October 31, 2008 was as follows (in thousands):

Balance at May 1, 2008	$—
Restructuring charges	1,546
Cash payment	(868)
Stock-based compensation	(88)

Balance at July 31, 2008	590
Cash payment	(390)

Balance at October 31, 2008	$200

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of
	October 31, 2008	April 30, 2008
Accrued royalty	$3,621	$939
Accrued severance costs	4,086	—
Professional and consulting fees	1,856	1,411
Other	7,790	6,641

Total other accrued liabilities	$17,353	$8,991

Note 7. Per Share Amounts

Basic net income per common share and diluted net income per common share are presented in conformity with SFAS No. 128, Earnings Per Share, for all periods presented. Basic net income per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method; (ii) issuance of committed but unissued stock awards; and (iii) issuance of shares upon the conversion of outstanding Series A Redeemable Convertible Preferred Stock. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net loss per share are the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive.

As of October 31, 2008, outstanding stock options and restricted stock awards covering 8.7 million shares were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive due to our net loss for the three and six months ended October 31, 2008. Included in these amounts were options covering 5.9 million shares and 5.8 million shares that were also anti-dilutive because their exercise prices were greater than or equal to the average market price of the common shares during the three and six months ended October 31, 2008, respectively.

For the three and six months ended October 31, 2007, outstanding stock options and restricted stock awards covering 0.5 million shares and 0.4 million shares, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive as their exercise prices were greater than or equal to the average market price of our common shares during the respective periods.

Warrants to purchase 385,356 shares of our common stock were outstanding at October 31, 2008, but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of our common stock during each of the three and six months ended October 31, 2008; therefore, their effect was anti-dilutive.

Shares of our common stock issuable upon the assumed conversion of the Senior Convertible Notes in the amount of 3,853,564, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of our common stock during the three and six months ended October 31, 2008; therefore, their effect was anti-dilutive.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Net income (loss)	$(251)	$6,953	$(6,086)	$9,595
Basic:
Weighted average common shares used in computing basic net income per common share	38,432	34,625	38,224	32,524

Basic income (loss) per common share	$(0.01)	$0.20	$(0.16)	$0.30

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Diluted:
Weighted average common shares used in computing basic net income (loss) per common share	38,432	34,625	38,224	32,524
Add: Weighted average employee stock options	—	3,704		3,753
Add: Series A Redeemable Convertible Preferred Stock, as converted (1)	—	2,400		3,600
Add: Other weighted average dilutive potential common stock	—	106		74

Weighted average common shares used in computing diluted net income (loss) per common share	38,432	40,835	38,224	39,951

Diluted income (loss) per common share	$(0.01)	$0.17	$(0.16)	$0.24

(1)	All shares of Series A Redeemable Convertible Preferred Stock were subsequently converted into common stock by the end of September 2007.

Note 8. Commitments

Leases

We lease certain equipment and office facilities under non-cancelable operating leases that expire at various dates through 2016. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and may contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

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

Rent expense was $2.7 million and $1.2 million for the three months ended October 31, 2008 and 2007, respectively. Rent expense was $4.7 million and $2.2 million for the six months ended October 31, 2008 and 2007, respectively.

As of October 31, 2008, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Total
2009 (remaining six months)	$6,199
2010	10,545
2011	10,364
2012	10,112
2013	9,994
Thereafter	22,062

Future minimum lease payments	$69,276
Less: payments to be received from sublease	(16,826)

Total future minimum lease payments, net	$52,450

Lease commitments include future minimum rent payments for several facilities that we will vacate pursuant to our Packeteer post-acquisition integration activities.

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation at October 31, 2008 under these arrangements was $6.0 million.

Note 9. Income Taxes

The provision for income taxes for the three and six months ended October 31, 2008 was $0.6 million and $1.5 million, respectively, as compared to $0.5 million and $0.8 million, respectively, for the three and six months ended October 31, 2007. The provision primarily reflects current U.S., state and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock based compensation expense, limitation of utilization of tax attributes, a temporary suspension of net operating losses under California Assembly Bill 1452 and retroactive renewal and extension of the federal research and development credit under the Emergency Economic Stabilization Act of 2008.

Our total gross unrecognized tax benefits as of July 31, 2008 and October 31, 2008 were $7.1 million and $13.2 million, respectively. The increase was principally due to the retroactive renewal and extension of the federal research and development credit and changes in our international operational structure. Included in our gross unrecognized tax benefits as of October 31, 2008 is approximately $7.9 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate; $0.3 million of those tax benefits would impact our paid-in-capital and approximately $4.2 million of those tax benefits would result in an adjustment to goodwill.

In accordance with FIN 48, paragraph 19, we have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to the income tax on our unrecognized tax benefits was approximately $289,000 and $375,000 for the three and six months ended October 31, 2008, respectively, with approximately $36,000 and $122,000 included as a component of our provision for income taxes for the three and six months ended October 31, 2008, respectively.

Due to our taxable loss position since inception, all tax years are subject to examination in the U.S. and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2000 forward, none of which were individually material. We are unable to anticipate the change in the balance of the unrecognized tax benefits in the next twelve months due to pending examinations in foreign jurisdictions and continued assessment of potential contingencies.

Note 10. Litigation

With regard to the matters discussed below, although we cannot predict the outcome of the IPO allocation cases, the derivative litigations or the patent litigation, the costs of defending these matters (including, as applicable, our obligations to indemnify current or former officers, directors, employees or customers) could have a material adverse effect on our results of operations and financial condition.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us and Packeteer, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was deemed unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement.

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

The plaintiffs in the federal action, by letter dated June 20, 2008, demanded our Board of Directors take action to remedy the conduct complained of. The demand followed our filing of a motion to dismiss on the grounds that plaintiffs had failed to make a pre-suit demand. The demand letter largely repeats the allegations and requested relief in the federal and state derivative actions. The federal court has stayed the action until January 2009 to permit our Board of Directors to consider the demand. In response to the demand letter, our Board of Directors formed a special committee, composed of directors James R. Tolonen and Keith Geeslin, on June 25, 2008. The special committee was granted plenary authority to decide whether it is in the best interests of the Company and its shareholders to pursue or otherwise resolve the claims raised in the demand letter and in the federal and state derivative actions and any other claims of the Company that the special committee deems necessary or appropriate to consider concerning our historical stock option practices.

The court in the state action has stayed that action pending a case management conference presently scheduled for January 2009.

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

This is one of 54 actions coordinated for pretrial purposes as In re Section 16(b) Litigation, Master Case No. 07-1549 JLR, with the first action filed on October 2, 2007. In July 2008, Packeteer and 29 other nominal defendants moved to dismiss the amended complaint. Packeteer also separately moved to dismiss the action brought against it on the ground that the plaintiff lacks standing to pursue the action because her interest was extinguished when Packeteer merged into our wholly-owned subsidiary on June 6, 2008. The Court has scheduled a hearing on the motions to dismiss in January 2009.

Settlement with the SEC

On November 12, 2008, we announced that the Commissioners of the SEC authorized the settlement between us and the SEC regarding the previously disclosed SEC inquiry into our historical stock option granting practices and related accounting. Without admitting or denying the allegations in the SEC’s complaint, we agreed to settle the charges by consenting to a permanent injunction against any future violations of certain federal securities laws. The SEC filed the complaint, SEC v. Blue Coat Systems, Inc., Case

No. CV 08-5127, in the Northern District of California on November 12, 2008. Our consent to entry of final judgment was also filed on November 12, 2008, and final judgment was entered on November 20, 2008. No monetary penalties were assessed against us in conjunction with this settlement. This settlement concludes the SEC’s formal investigation of our historical stock option granting practices.

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

Note 11. Geographic and Product Category Information Reporting

We conduct business in one operating segment to design, develop, market and support proxy appliances in support of the WAN Application Delivery market, which includes products with secure web gateway and WAN acceleration functionality. Our chief operating decision maker, our chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying consolidated financial statements. Our revenue consists of two product categories: product and service. Total international revenue consists of sales made by our U.S. operations to non-affiliated customers in other geographic regions outside the U.S.

Operating decisions regarding the costs of our products and services are made with information that is consistent with the presentation in the accompanying condensed consolidated statements of operations.

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Three months ended October 31,
	2008		2007
	$	%	$	%
North America	$56,483	47.5%	$40,706	55.5%
EMEA (1)	37,586	31.6	23,592	32.1
LATAM (2)	4,812	4.0	733	1.0
APAC (3)	20,143	16.9	8,394	11.4

Total net revenue	$119,024	100.0%	$73,425	100.0%

	Six months ended October 31,
	2008		2007
	$	%	$	%
North America	$96,461	43.5%	$71,508	52.6%
EMEA (1)	78,857	35.6	46,149	34.0
LATAM (2)	6,665	3.0	974	0.7
APAC (3)	39,544	17.9	17,197	12.7

Total net revenue	$221,527	100.0%	$135,828	100.0%

(1)	Europe, Middle East, and Africa (“EMEA”)

(2)	Central America and Latin America (“LATAM”)

(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category (in thousands):

	Three months ended October 31,
	2008		2007
	$	%	$	%
Product	$84,797	71.2%	$56,709	77.2%
Service	34,227	28.8	16,716	22.8

Total net revenue	$119,024	100.0%	$73,425	100.0%

	Six months ended October 31,
	2008		2007
	$	%	$	%
Product	$158,726	71.7%	$104,785	77.1%
Service	62,801	28.3	31,043	22.9

Total net revenue	$221,527	100.0%	$135,828	100.0%

At October 31, 2008, substantially all of our long-lived assets were located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, and other materials accompanying this quarterly Report on Form 10-Q contain forward-looking statements that relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies (including our recent acquisition of Packeteer, Inc.), as well as internally developed technologies; the expansion and effectiveness of our direct sales force, distribution channel, and marketing activities; the recording of amortization of acquired technology and stock-based compensation; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as ”anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

On June 6, 2008, we acquired Packeteer, Inc. (“Packeteer”), a pioneer in delivering sophisticated WAN traffic prioritization, for a purchase price of approximately $277.5 million. Packeteer developed and sold application classification and performance management technologies and products. Much of our focus during the first half of fiscal 2009 was on integrating the business of Packeteer into our existing business and creating a single organization (including an integrated sales force) designed to take advantage of cost, management, technology, and sales and market synergies. We have continued to sell the PacketShaper®, Intelligence Center and Policy Center products formerly offered by Packeteer and intend to rebrand certain Packeteer products as Blue Coat products. We also intend to enhance the technologies developed and owned by Packeteer and to integrate them into our current and future products. During our second fiscal quarter, we commercially released a software plug-in that permits our ProxySG® appliance to share information with the PacketShaper appliance.

We primarily purchased Packeteer to accelerate our ability to offer a comprehensive platform to address the application delivery and security challenges confronting today’s distributed enterprise. These challenges include the requirement to centralize IT operations, while simultaneously managing mobile employees and remote locations, and the requirement to respond to global business needs on a real-time basis. We believe that such requirements, together with the predominance of new types of applications (such as remotely hosted software-as-a-service and Web 2.0 applications) will create demand for a new network layer that we call the application delivery network. This network layer will monitor and control all information flowing between the communications network and the application servers and end users that it serves. Our goal is to provide application delivery solutions that optimize and secure the flow of such information throughout an enterprise, and we are focusing our principal development activities on products and technologies that meet current customer needs and create the foundation for an application delivery network.

We engaged in a number of integration activities during the first half of fiscal 2009. We incurred approximately $9.4 million in integration expenses in the first half of fiscal 2009. We do not expect to incur significant integration expenses during the second half of fiscal 2009.

We continue to monitor the current unfavorable and uncertain domestic and global macroeconomic conditions, and their actual and anticipated impact on IT spending, including on spending for proxy appliances. While we believe that our products offer an attractive return on investment and that sales of our products may be less affected by current conditions than many IT products, we believe our average sales cycle is lengthening, as customers more carefully scrutinize spending decisions. This means that sales take longer to close. Despite the challenging economic and market environment, we are seeking to aggressively hire sales personnel, as we believe that we need more sales personnel to address our current and anticipated market. We suffered an unanticipated level of attrition in our sales force after the Packeteer acquisition and did not recruit sufficient personnel to replace the attrition and to grow our sales force. In our experience, it takes a number of quarters for new sales representatives to become fully productive, so we do not anticipate that we will see the benefit of such investment in the near term, which we expect will have a negative effect on our revenues and results of operations. As a result, we anticipate a decline in our net revenue for the third quarter of fiscal 2009 as compared to our net revenue recognized in the second quarter of fiscal 2009.

We track financial metrics, including net revenue, operating margin, deferred revenue, cash flow from operations, and cash position, as key measures of our business performance.

Net Revenue

Net revenue, which includes both product and service revenue, increased to $119.0 million in the second quarter of fiscal 2009 from $73.4 million in the second quarter of fiscal 2008. Net product revenue in the second quarter of fiscal 2009 was $84.8 million, a $28.1 million increase compared to the same quarter in fiscal 2008. The increase in product revenue was primarily due to revenue attributable to Packeteer products and increased sales of existing products. Net product revenue includes sales of our proxy appliances and perpetual licenses for our Blue Coat WebFilter product. Included in product revenue is $17.1 million in sales attributable to Packeteer products. We recognized $34.2 million in service revenue in the second quarter of fiscal 2009, a $17.5 million increase compared to the same quarter in fiscal 2008. Included in service revenue is $8.1 million attributable to Packeteer services. The balance of the increase was driven primarily by the continued growth in our installed base, resulting in an increase in sales of service contracts.

Operating Margin

Our operating margin (income/loss before income taxes) was $0.4 million for the second quarter of fiscal 2009, a decrease of $7.1 million compared to the second quarter of fiscal 2008. The decrease was primarily attributable to a reduction in our gross profit margin from 77.7% in the second quarter of fiscal 2008 to 68.8% in the second quarter of fiscal 2009. Our gross profit margin was impacted by a write-up of inventories acquired from Packeteer and to a write-down of Packeteer’s deferred service revenue as required by purchase accounting rules. In addition, our operating margin was reduced as a result of integration expenses incurred in connection with our acquisition of Packeteer.

Deferred Revenue

Net deferred revenue was $125.2 million at October 31, 2008 compared with $89.6 million at April 30, 2008. The increase was primarily attributable to an increase in the sales of new maintenance and renewal contracts to our customers and deferred revenue attributable to the Packeteer acquisition.

Cash Flow from Operations and Cash Position

For the first half of fiscal 2009, we generated cash flow from operations of $28.9 million, compared to $31.5 million generated for the same period in fiscal 2008. The decrease in operating cash flow was primarily due to the payments related to our Packeteer acquisition, such as transaction costs, severance payments and other assumed liabilities. Our cash and cash equivalents and restricted cash were $97.8 million at October 31, 2008, compared to $163.0 million at April 30, 2008. The overall decrease in our cash and equivalents balance was primarily due to the cash used for our Packeteer acquisition, partially offset by the proceeds received from our convertible debt issuance on June 2, 2008.

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

Delivery or performance has occurred. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. Most of our sales are made through distributors under agreements, which in most cases, allow for stock rotation rights. Net revenue and the related cost of net revenue resulting from shipments to distributors are deferred until the distributors report that our products have been sold to a customer. Product revenue in China is deferred until the customer registers the proxy appliance.

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

Collectibility is reasonably assured. We assess probability of collection on a customer-by-customer basis. We subject our customers to a credit review process that evaluates their financial condition and ability to pay for our products and services. If we determine from the outset of an arrangement that collection is not probable based upon our review process, we do not recognize revenue until cash is received.

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

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. Impairment is recognized when the carrying amount of goodwill exceeds its fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the test, since we have only one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2008 and concluded that no impairment existed at April 30, 2008. For the first half of fiscal 2009, there have been no significant events or changes of circumstances that affect our valuation of goodwill.

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

Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of three to seven years for developed technology and patents, five years for core technology, five to seven years for customer relationships and two years for trade name.

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

On May 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48), issued in June 2006. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. See Note 9—”Income Taxes” for additional information.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Net revenue:
Product	71.2%	77.2%	71.7%	77.1%
Service	28.8	22.8	28.3	22.9

Total net revenue	100.0	100.0	100.0	100.0
Cost of net revenue
Product	21.1	14.7	21.3	15.2
Service	10.1	7.6	9.9	7.6

Total cost of net revenue	31.2	22.3	31.2	22.8
Gross profit	68.8	77.7	68.8	77.2
Operating expenses:
Sales and marketing	37.8	42.7	40.0	44.1
Research and development	17.0	17.3	17.3	17.9
General and administrative	11.2	9.2	11.0	9.2
Amortization of intangible assets	1.5	0.2	1.4	0.2
Restructuring	—	—	0.7	—

Total operating expenses	67.5	69.4	70.4	71.4

Operating income (loss)	1.3	8.3	(1.6)	5.8
Interest income	0.1	2.1	0.2	2.0
Other income (expense)	(1.1)	(0.2)	(0.7)	(0.1)

Income (loss) before income taxes	0.3	10.2	(2.1)	7.7
Provision for income taxes	0.5	0.7	0.7	0.6

Net income (loss)	(0.2)%	9.5%	(2.8)%	7.1%

Net Revenue

The following is a summary of net revenue and the changes in net revenue (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Total net revenue	$119,024	$73,425	$221,527	$135,828
Change from same period prior year ($)	$45,599	$33,720	$85,699	$59,708
Change from same period prior year (%)	62.1%	84.9%	63.1%	78.4%

Net revenue, which includes both product and service revenue, increased to $119.0 million in the second quarter of fiscal 2009 from $73.4 million in the second quarter of fiscal 2008. Net product revenue in the second quarter of fiscal 2009 was $84.8 million, a $28.1 million increase compared to the same quarter in fiscal 2008. Net product revenue includes sales of our proxy appliances and perpetual licenses for our Blue Coat WebFilter product. Product revenue during the quarter included $17.1 million in sales of Packeteer products. We recognized $34.2 million in service revenue in the second quarter of fiscal 2009, a $17.5 million increase compared to the same quarter in fiscal 2008. Service revenue during the quarter included $8.0 million attributable to Packeteer. The balance of the increase was driven primarily by the continued growth in our installed base, resulting in an increase in sales of service contracts.

The following is a summary of net revenue by geographic area (dollars stated in thousands):

	Three months ended October 31,
	2008		2007
	$	%	$	%
North America	$56,483	47.5%	$40,706	55.5%
EMEA (1)	37,586	31.6	23,592	32.1
LATAM (2)	4,812	4.0	733	1.0
APAC (3)	20,143	16.9	8,394	11.4

Total net revenue	$119,024	100.0%	$73,425	100.0%

	Six months ended October 31,
	2008		2007
	$	%	$	%
North America	$96,461	43.5%	$71,508	52.6%
EMEA (1)	78,857	35.6	46,149	34.0
LATAM (2)	6,665	3.0	974	0.7
APAC (3)	39,544	17.9	17,197	12.7

Total net revenue	$221,527	100.0%	$135,828	100.0%

(1)	Europe, Middle East, and Africa (“EMEA”)

(2)	Central America and Latin America (“LATAM”)

(3)	Asia and Pacific regions (“APAC”)

Net revenue grew in all geographies in the three and six months ended October 31, 2008, compared to the same periods of fiscal 2008. For the three months ended October 31, 2008, as compared to the comparable prior year period, net revenue in North America increased $15.8 million, or 38.8%, net revenue in EMEA increased $14.0 million, or 59.3%, net revenue in LATAM increased $4.1 million, or 556.5% and net revenue in APAC increased $11.7 million, or 140.0%. For the six months ended October 31, 2008, as compared to the comparable prior year period, net revenue in North America increased $25.0 million, or 34.9%, net revenue in EMEA increased $32.7 million, or 70.9%, net revenue in LATAM increased $5.7 million, or 584.3% and net revenue in APAC increased $22.3 million, or 129.9%.

Gross Profit

The following is a summary of gross profit (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Gross profit	$81,887	$57,047	$152,323	$104,839
Gross profit as a percentage of net revenue	68.8%	77.7%	68.8%	77.2%

Gross profit was $81.9 million in the second quarter of fiscal 2009, compared to $57.0 million for the second quarter of fiscal 2008. As a percentage of net revenue, gross profit for the second quarters of fiscal 2009 and 2008 was 68.8% and 77.7%, respectively. Gross profit was $152.3 million for the first six months of fiscal 2009 compared to $104.8 million for the first six months of fiscal 2008. As a percentage of net revenue, gross profit for the first six months of fiscal 2009 and 2008 was 68.8% and 77.2%, respectively. The decline in gross profit as a percentage of net revenue for the three and six months ended October 31, 2008 as compared to the comparable periods in 2007 primarily was attributable to higher costs of net revenues associated with the purchase accounting adjustments to inventories acquired in the Packeteer acquisition and to a write-down of deferred service revenue in connection with the Packeteer acquisition, as required by purchase accounting rules.

Sales and Marketing

The following is a summary of sales and marketing expense (dollars stated in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Sales and marketing	$44,952	$31,358	$88,600	$59,972
Sales and marketing as a percentage of net revenue	37.8%	42.7%	40.0%	44.1%

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses.

Sales and marketing expense increased $13.6 million to $45.0 million for the second quarter of fiscal 2009 from $31.4 million for the second quarter of fiscal 2008. These amounts represented 37.8% and 42.7% of net revenue for the second quarters of fiscal 2009 and 2008, respectively. Sales and marketing expense increased $28.6 million to $88.6 million for the first six months of fiscal 2009 from $60.0 million for the first six months of fiscal 2008. These amounts represented 40.0% and 44.1% of net revenue for the first six months of fiscal 2009 and fiscal 2008, respectively. The increase in sales and marketing expense for both periods was primarily attributable to increases in marketing program spending, and volume-related expenses such as commission payments and travel costs. The increase in sales and marketing expense was consistent with our plans to increase our market share in the growing WAN Application Delivery market. Sales and marketing headcount was 501 at October 31, 2008, compared to 398 at April 30, 2008. The increase in marketing training and travel costs primarily resulted from our integration of the Blue Coat and Packeteer sales organizations. In addition, $3.6 million related to integration and transition costs were charged to sales and marketing expense for the six months ended October 31, 2008.

We expect sales and marketing expenses to increase in absolute dollars during the latter half of the fiscal year, as we continue to expand our sales force. As a percentage of revenue, we expect sales and marketing expenses to remain consistent with the rate experienced during the first half of fiscal year 2009.

Research and Development

The following is a summary of research and development expense (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Research and development	$20,171	$12,709	$38,358	$24,324
Research and development as a percentage of net revenue	17.0%	17.3%	17.3%	17.9%

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs.

Research and development expense increased $7.5 million to $20.2 million in the second quarter of fiscal 2009 from $12.7 million for the second quarter of fiscal 2008. These amounts represented 17.0% and 17.3% of net revenue for the second quarters of fiscal 2009 and 2008, respectively. Research and development expense increased $14.1 million to $38.4 million for the first six months of fiscal 2009 from $24.3 million for the first six months of fiscal 2008. These amounts represented 17.3% and 17.9% of net revenue for the first six months of fiscal 2009 and 2008, respectively. The increase in research and development expense for both periods was primarily attributable to higher employee costs from increased headcount and integration and transition costs related to the Packeteer acquisition. Research and development headcount was 353 at October 31, 2008, compared to 281 at April 30, 2008. In addition, $3.0 million related to integration and transition costs were charged to research and development expense for the six months ended October 31, 2008.

We plan to continue our investment in research and development and expect these expenses to increase in absolute dollars and as a percentage of revenue for the remainder of fiscal 2009.

General and Administrative

The following is a summary of general and administrative expense (dollars stated in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
General and administrative	$13,281	$6,792	$24,314	$12,474
General and administrative as a percentage of net revenue	11.2%	9.2%	11.0%	9.2%

General and administrative expense consists primarily of salaries and benefits, accounting and audit costs, legal costs, and legal settlement costs.

General and administrative expense increased $6.5 million to $13.3 million for the second quarter of fiscal 2009 from $6.8 million for the second quarter of fiscal 2008. These amounts represented 11.2% and 9.2% of net revenue for the second quarters of fiscal 2009 and 2008, respectively. General and administrative expense increased $11.8 million to $24.3 million for the first six months of fiscal 2009 from $12.5 million for the first six months of fiscal 2008. These amounts represented 11.0% and 9.2% of net revenue for the first six months of fiscal 2009 and 2008, respectively. The increase in general and administrative expense for both periods was primarily due to higher employee costs associated with increased headcount, Packeteer acquisition-related integration and transition costs, increased legal and legal settlement costs, increased bad debt expense, and increased stock-based compensation expenses. General and administrative headcount was 218 at October 31, 2008, compared to 124 at April 30, 2008. In addition $1.7 million related to integration and transition costs were charged to general and administrative expense for the six months ended October 31, 2008.

We expect general and administrative expenses to remain essentially flat for the remainder of fiscal year 2009.

Acquisition and Amortization of Intangible Assets

We completed the acquisition of Packeteer on June 6, 2008. The acquired intangible assets associated with the Packeteer acquisition consist of developed technology and patents, customer relationships and trade name. Developed technology is comprised of products that have reached technological feasibility and are a part of Packeteer’s product lines, and patents related to the design and development of Packeteer’s products. Customer relationships represent Packeteer’s underlying relationships with its customers. Trade name represents the fair value of brand and name recognition associated with the marketing of Packeteer’s products and services. The amounts assigned to customer relationships, developed technology and patents, and trade name were $35.0 million, $20.0 million, and $0.4 million, respectively. We amortize developed technology and patents, customer relationships and trade name on a straight-line basis over their weighted average expected useful life of 5, 5, and 2 years, respectively.

Of the total estimated purchase price of $277.5 million for Packeteer, approximately $152.2 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill resulting from business combinations subsequent to June 30, 2001 is not amortized but instead is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

For the three months ended October 31, 2008 and 2007, as well as for the six months ended October 31, 2008 and 2007, the amortization of intangible assets was related to our June 6, 2008 acquisition of Packeteer, our September 11, 2006 acquisition of certain assets of the NetCache business from Network Appliance, our March 3, 2006 acquisition of Permeo, Inc., our November 16, 2004 acquisition of Cerberian, Inc. and our November 14, 2003 acquisition of Ositis Software, Inc. The amortization of developed technology and patents and trade name is charged to cost of goods sold while the amortization of core technology and customer relationships is charged to operating expense. Total amortization expense for our identifiable intangible assets was $3.2 million and $5.3 million in the three and six months ended October 31, 2008, respectively, and approximately $0.4 million and $0.8 million in the three and six months ended October 31, 2007, respectively. Amortization expense related to intangible assets in the remaining six months of fiscal 2009 is expected to be $6.3 million.

Restructuring Charges

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of 33 employees of Blue Coat. Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of any unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. During the first quarter of fiscal 2009, all 33 employees were terminated and we recorded a restructuring charge of $1.5 million on our condensed consolidated statement of operations and paid severance in the amount of $0.9 million. During the second quarter of fiscal 2009, we paid severance in the amount of $0.4 million. We anticipate the remaining balance of $0.2 million will be paid by the end of fiscal 2009.

Current activity recorded to the restructuring accrual for the three and six months ended October 31, 2008 was as follows (in thousands):

Balance at May 1, 2008	$—
Restructuring charges	1,546
Cash payment	(868)
Stock-based compensation	(88)

Balance at July 31, 2008	590
Cash payment	(390)

Balance at October 31, 2008	$200

Interest Income and Other Income

The following summarizes interest income and other expense (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Interest income, net	$117	$1,516	$462	$2,763
Other expense	$(1,353)	$(146)	$(1,540)	$(189)

For the three and six months ended October 31, 2008, as compared with the comparable prior year periods, interest income decreased as a result of our reduced cash and cash equivalents balances as well as a decrease in our average investment yield due to lower interest rates. Other expense consists primarily of foreign currency exchange gains or losses. Foreign exchanges losses increased during the 2008 periods as the U.S. dollar strengthened against foreign currencies during the comparable periods of 2007.

Provision for Income Taxes

The provision for income taxes for the three and six months ended October 31, 2008 was $0.6 million and $1.5 million, respectively, as compared to $0.5 million and $0.8 million, respectively, for the three and six months ended October 31, 2007. The provision primarily reflects current U.S., state and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. statutory rate, non-deductible stock based compensation expense, limitation of utilization of tax attributes, a temporary suspension of net operating losses under California Assembly Bill 1452 and retroactive renewal and extension of the federal research and development credit under the Emergency Economic Stabilization Act of 2008.

Our total gross unrecognized tax benefits as of July 31, 2008 and October 31, 2008 were $7.1 million and $13.2 million, respectively. The increase was principally due to the retroactive renewal and extension of the federal research and development credit and changes in our international operational structure. Included in our gross unrecognized tax benefits as of October 31, 2008 is approximately $7.9 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate; $0.3 million of those tax benefits would impact our paid-in-capital and approximately $4.2 million of those tax benefits would result in an adjustment to goodwill.

In accordance with FIN 48, paragraph 19, we have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to the income tax on our unrecognized tax benefits was approximately $289,000 and $375,000 for the three and six months ended October 31, 2008, respectively, with approximately $36,000 and $122,000 included as a component of our provision for income taxes for the three and six months ended October 31, 2008, respectively.

Due to our taxable loss position since inception, all tax years are subject to examination in the U.S. and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2000 forward, none of which were individually material. We are unable to anticipate the change in the balance of the unrecognized tax benefits in the next twelve months due to pending examinations in foreign jurisdictions and continued assessment of potential contingencies.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have some grants of restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact the adoption of FSP EITF 03-6-1 could have on our calculation of EPS.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 will require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB No. 14-1 is effective for fiscal years beginning after December 15, 2008, and will be required to be applied retrospectively to all periods presented. We will be required to implement the standard during the first quarter of fiscal 2010. We currently are evaluating the effect, if any, that the adoption of FSP APB No. 14-1 will have on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We currently are evaluating the effect, if any, that the adoption of FSP FAS No. 142-3 will have on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide an enhanced understanding of an entity’s use of derivative instruments and, how they are accounted for under SFAS No. 133, and to require tabular disclosure of the effects of such instruments and related hedged items on the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will be required to adopt SFAS No. 161 in the fourth quarter of fiscal 2009. Since SFAS No. 161 requires only additional disclosures about our derivatives and hedging activities, the adoption of SFAS No. 161 will not have an impact on our condensed consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FSP No. 157-2 was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year, for items within its scope. Effective May 1, 2008, we adopted SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope of FSP No. 157-2. Our partial adoption of SFAS No. 157 did not materially impact our financial position and results of operations. We currently are assessing the impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities, and have not yet determined the impact that such adoption will have on our condensed consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 clarified the application of FAS No. 157. FSP FAS No. 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to better evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. SFAS No. 141(R) may have an impact on our consolidated financial statements. The nature and magnitude of the specific impact will depend upon the nature, terms, and size of any acquisitions consummated after the effective date.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, private sales of convertible notes and warrants and an initial public offering of our common stock.

As of October 31, 2008, we had cash and cash equivalents of $96.9 million and restricted cash of $0.9 million. We paid $264.0 million in cash for the Packeteer acquisition, which closed during the first quarter of fiscal 2009. The Packeteer acquisition was funded primarily from our cash balance of $161.0 million as of April 30, 2008 and the issuance of Zero Coupon Convertible Senior Notes and associated warrants, which generated net proceeds of $79.7 million. In addition, we acquired cash of $77.5 million as a result of the Packeteer acquisition. We believe our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may choose at any time to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of business opportunities as they arise.

	As of October 31, 2008	As of April 30, 2008
	(in thousands)
Cash and cash equivalents	$96,944	$160,974
Short-term investment	—	1,204
Restricted cash	861	861

Subtotal	$97,805	$163,039
Total assets	$544,782	$387,768

Percentage of Total assets	18.0%	42.0%

Should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, or if cash is used for unanticipated purposes, we may need additional capital sooner than expected. Although we believe that our planned cash flow assumptions for fiscal 2009 can be realized, we cannot guarantee that our planned results will be obtained in fiscal 2009. As well, given the current dislocation in debt and equity capital markets, we cannot guarantee that, should it be required, sufficient debt or equity capital will be available to us under acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Cash Flow

	Six Months Ended October 31,
	2008	2007
Cash provided by operating activities	$28,864	$31,547
Cash (used in)/provided by investing activities	(179,423)	(3,145)
Cash provided by financing activities	86,529	25,931

Net (decrease) increase in cash and cash equivalents	$(64,030)	$54,333

Net cash provided by operating activities was $28.9 million for the first six months of fiscal 2009, compared to $31.5 million in the comparable prior year period. The decrease in operating cash flow was primarily due to the payments related to our Packeteer acquisition, including transaction costs, severance payments and other liabilities assumed as a result of the Packeteer acquisition.

Operating cash flow for the first six months of fiscal 2009 included increases in deferred revenue of $19.7 million and inventory of $14.4 million. The increase in deferred revenue was primarily attributable to continued growth in our installed base over the last several quarters, as well as additional deferred revenue recorded in connection with the Packeteer acquisition. The increase in inventory was primarily attributable to higher finished goods inventories held as a result of the Packeteer acquisition. Working capital uses of cash for the first six months of fiscal 2009 included an increase in accounts receivable of $9.9 million and a decrease in other accrued liabilities of $12.0 million. The increase in accounts receivable was primarily attributable to higher revenues associated with the Packeteer acquisition. The decrease in other accrued liabilities was primarily due to the unpaid balance of transaction costs associated with Packeteer acquisition and the timing of vendor payments subsequent to our fiscal year-end.

Net cash used by investing activities was $179.4 million for the first six months of fiscal 2009, compared to $3.1 million used by investing activities in the same period last year. The use of net cash in investing activities of $179.4 million for the first six months of fiscal 2009 was primarily due to cash used to purchase Packeteer of $169.3 million, net of cash acquired, and $11.3 million used to purchase property and equipment, consisting primarily of furniture and leasehold improvements. The use of net cash in investing activities of $3.1 million for the first six months of fiscal 2008 was primarily due to $3.9 million used to purchase property and equipment, consisting of purchases of computer equipment, software, furniture, and leasehold improvements, offset by the net sale proceeds from investment securities of $0.8 million.

Net cash provided by financing activities was $86.5 million for the first six months of fiscal 2009, compared to $25.9 million provided in the same period last year. The net cash provided by our financing activities for the first six months of fiscal 2009 primarily consisted of the net proceeds of $79.7 million from our issuance of convertible notes. The net cash provided by our financing activities for the first six months of fiscal 2008 primarily consisted of the proceeds from the exercise of employee stock options and purchases of our stock under our employee stock purchase plan.

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and marketable debt securities.

Commercial Commitments

Leases

We lease certain equipment and office facilities under non-cancelable operating leases that expire at various dates through 2016. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

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

As of October 31, 2008, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Total
2009 (remaining six months)	$6,199
2010	10,545
2011	10,364
2012	10,112
2013	9,994
Thereafter	22,062

Future minimum lease payments	$69,276
Less: minimum payment to be received from sublease	(16,826)

Total future minimum lease payments, net	$52,450

Lease commitments include future minimum rent payments for several facilities that we will vacate pursuant to our Packeteer post-acquisition integration activities.

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation at October 31, 2008 under these arrangements was $6.0 million.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of October 31, 2008, we had cash and cash equivalents of $96.9 million and restricted cash of $0.9 million. These amounts are primarily held in money market funds. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Because all of our sales are currently billed and collected in U.S. dollars, a strengthening of the dollar could make our products less price-competitive in foreign markets. If the events described above were to occur, our net revenue and earnings could be seriously impacted, since a significant portion of our net revenue and earnings are derived from international operations. For the three and six months ended October 31, 2008, approximately 52.5% and 56.5%, respectively, of our total net revenue was derived from customers outside of North America. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material.

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

We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended April 30, 2008, to reflect our acquisition of Packeteer and various other developments in our business since that time. There have been no material changes in our assessment of the risk factors that we have updated. All of our risk factors are included below.

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

The WAN Application Delivery market is intensely competitive and certain of our competitors have greater financial, technical, sales and marketing resources, and may take actions that could weaken our competitive position or reduce our net revenue.

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

Our revenues and margins are dependent on various economic factors, including rates of inflation, currency fluctuations, energy costs, levels of consumer sentiment, and other macroeconomic factors which may impact levels of business spending. These conditions may affect corporate spending for IT products and services in specific geographies or more broadly, and could result in:

•	a reduction in our net revenue, gross margin and operating margin;

•	increased price competition for our products and services;

•	risk of excess and obsolete inventory;

•	higher overhead costs as a percentage of net revenue;

•	a reduced ability to collect customer receivables;

•	difficulty in accurately forecasting demand for our products and services; and

•	insolvency or credit difficulties confronting our customers and key suppliers.

In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue trends, which could limit our ability to mitigate the negative impact on margins in the short term.

Recent adverse economic and market conditions in the United States and globally could result in delays in closing customer orders, and further uncertainty or deterioration in these conditions could materially impact our business, operating results and financial condition.

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

We believe that our available cash, cash equivalents and short term investments will enable us to meet our capital requirements for at least the next 12 months. However, if cash is required for unanticipated needs, we may need additional capital during that period. The development and marketing of new products, the investment in our sales and marketing efforts, and the integration of the Packeteer business will require a significant commitment of resources. If the market for our products develops at a slower pace than anticipated, we could be required to raise substantial additional capital. Given the current dislocation in debt and equity capital markets, we cannot guarantee that, should it be required, sufficient debt or equity capital will be available to us under acceptable terms, if at all. If we were unable to raise additional capital when required, our business could be seriously harmed.

We have a history of losses and profitability could be difficult to sustain.

While we have been profitable in certain quarters, we have not been able to maintain consistent profitability on a quarterly basis. Although we were profitable in all four quarters of fiscal 2008, we were not profitable in the first two quarters in fiscal 2009, and may not be profitable on a quarterly or annual basis in the future. Our ability to achieve, sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products and services. We expect our operating expenses to increase as we endeavor to grow revenue, and we anticipate that we will make investments in our business. Our results of operations will be harmed if our revenue does not increase at a rate commensurate with the rate of increase in our expenses. If our revenue is less than anticipated or if our operating expenses exceed our expectations or cannot be adjusted quickly and efficiently, we may continue to experience losses on a quarterly and annual basis.

We must attract, assimilate and retain key personnel on a cost-effective basis, or our ability to execute our business strategy and generate sales could be harmed.

We depend on key management, research and development, and sales personnel, and our ability to attract and retain highly qualified and skilled personnel on an ongoing basis. Our success will depend in part on our ability to recruit and retain key personnel. In particular, we experienced higher than anticipated attrition of sales personnel following our acquisition of Packeteer, which may have impacted our operations.

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

A significant amount of our revenue is generated through sales by our sales channel partners, which include distributors and resellers. During fiscal 2008, approximately 96.4% of our revenue was generated through our indirect sales channels and during the first six months of fiscal 2009, approximately 97.1% of our revenue was generated through our indirect sales channels. We depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and add new sales channel partners and effectively train and integrate them with our sales process. If we are unsuccessful in those efforts, our business will not grow and our operating results will be adversely affected.

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

We currently have operations in a number of foreign countries. In fiscal 2008, 53.2% of our total net revenue was derived from customers outside of North America and during the first six months of fiscal 2009, 56.5% of our total net revenue was derived from customers outside of North America; thus, our business is substantially dependent on economic conditions and IT spending in markets outside North America. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

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

The matters relating to our historical stock granting practices and the restatement of our consolidated financial statements in March 2007 have required us to incur substantial expenses and have resulted in litigation and regulatory inquiries.

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

The matters addressed in the March 2007 Restatement have exposed us to greater risks associated with litigation. As described in Note 10 of Notes to Condensed Consolidated Financial Statements, multiple derivative complaints have been filed in state and federal courts against certain of our directors and officers pertaining to allegations relating to stock option grants, and our Board of Directors empowered a new Special Committee to investigate matters with respect to a demand made by the plaintiffs in the federal action. No assurance can be given regarding the outcomes of such activities or that such outcomes will be consistent with the findings of our original Special Committee reported in our Annual Report on Form 10-K for the year ended April 30, 2006. The resolution of these matters has been, and will continue to be, time consuming and expensive, and will distract management from the conduct of our business. Our available directors’ and officers’ liability insurance may not be sufficient to cover our legal expenses or those of persons we are obligated to indemnify, and may not cover all items for which we must procure representation or for which we are obligated to provide indemnification. In addition, the March 2007 Restatement and the related litigation, and any negative outcome that may occur from them, could impact our relationships with customers and our ability to generate future net revenue.

During the first six months of fiscal 2009, we continued to incur substantial expenses for legal services related to the matters addressed above.

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

We are defending various litigation matters, which could result in substantial costs, divert management attention and resources, and have a material adverse effect on our results of operations or financial position.

As described in Note 10 of Notes to Condensed Consolidated Financial Statements, we are a party to various litigation, including class action litigation arising out of our initial public offering in 1999 and stockholder derivative actions arising out of allegedly misleading statements about our prospects made between February 20, 2004 and May 27, 2004, which actions were subsequently amended to seek relief on our behalf from certain defendants with respect to our historical stock option practices. As well, on or about April 18, 2008, Realtime Data, LLC d/b/a IXO filed a patent infringement lawsuit against Packeteer, Inc., a company we acquired on June 6, 2008, and subsequently amended the complaint and named us as a defendant on June 20, 2008.

Any material litigation inevitably results in the diversion of our management’s attention and expenditure of our resources for defense costs for us and parties to whom we may have indemnification obligations. As well, we may pay material amounts in settlement costs or damages, which could have a material adverse effect on our results of operations and financial condition.

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

As of October 31, 2008, we had 21 issued U.S. patents, 31 pending U.S. patent applications (provisional and non-provisional), and 1 pending foreign patent applications, and Packeteer had 56 issued U.S. patents, 65 pending U.S. patent applications (provisional and non-provisional), 1 foreign issued patent and 4 pending foreign patent applications. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

Third parties have in the past and may in the future claim that our current or future products infringe their intellectual property rights, and these claims, even if without merit, could harm our business by increasing our costs, reducing our net revenue or by creating customer concerns that result in reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer networking and Internet technology have been issued in recent years. Patent owners, including those that do not commercially manufacture or sell products, may claim that one or more of our products infringes a patent they own. For example, on or about April 18, 2008, Realtime Data, LLC d/b/a IXO filed a patent infringement lawsuit against Packeteer, Inc., a company we acquired on June 6, 2008, and certain of its customers, and subsequently amended the complaint and named us as a defendant on June 20, 2008 (see Note 10 in the Condensed Consolidated Financial Statements).

We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, or injunctive relief could be entered against us, each of which could seriously harm our business. The existence of such litigation may serve to delay or otherwise adversely affect purchasing decisions by our customers.

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

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. As well, our appliance may be used to block content from being accessed. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with our customers, for defamation, negligence, intellectual property infringement, personal injury, censorship, invasion of privacy or other legal theories based on the nature, content, copying or modification of this content. As of October 31, 2008, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On October 2, 2008, we held our Annual Meeting of Stockholders for fiscal year 2008 at our headquarters in Sunnyvale, California.

On the record date of August 21, 2008, we had 38,413,515 shares of common stock outstanding and entitled to vote. At the meeting, all of the stockholders were asked to vote with respect to: (i) the election of six (6) directors to hold office until the fiscal year 2009 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified; and (ii) the ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2009.

The following nominees were elected as directors, each to hold office until the fiscal year 2009 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, by the vote set forth below:

Nominee	Votes For	Withheld
Brian M. NeSmith	33,874,641	171,418
David W. Hanna	32,979,257	1,066,802
James A. Barth	33,787,540	258,519
Keith Geeslin	30,864,785	3,181,274
Timothy A. Howes	31,058,597	2,987,462
James R. Tolonen	33,877,748	168,311

The selection of Ernst & Young LLP as our independent registered public accounting firm for Fiscal Year 2009 was ratified by the vote set forth below:

Votes For	Votes Against	Abstentions
33,837,593	189,282	19,184

Item 5.	Other Information

None

Item 6.

Number	Description

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: December 9, 2008