Form 10-Q
period 2009-01-31
BLUE COAT SYSTEMS INC
filed 2009-03-11
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AS OF FEBRUARY 28, 2009
Common Stock, par value $.0001	39,494,132

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies (including our acquisition of Packeteer, Inc.), as well as internally developed technologies; the expansion and effectiveness of our direct sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

PART I: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	January 31, 2009	April 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,914	$160,974
Short-term investments	—	1,204
Accounts receivable, net of allowance of $1,566 and $176, respectively	72,056	59,056
Inventories	5,540	262
Prepaid expenses and other current assets	12,082	7,163
Current portion of deferred income tax assets	8,683	7,294

Total current assets	209,275	235,953
Property and equipment, net	31,254	14,975
Restricted cash	849	861
Goodwill	243,459	92,243
Identifiable intangible assets, net	51,942	5,010
Investment in Packeteer	—	25,092
Non-current deferred income tax assets	10,478	11,867
Other assets	1,704	1,767

Total assets	$548,961	$387,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,618	$18,695
Accrued payroll and related benefits	18,818	16,464
Deferred revenue	98,127	68,242
Other accrued liabilities	13,264	8,991

Total current liabilities	153,827	112,392
Deferred revenue, less current portion	31,115	21,318
Deferred rent, less current portion	5,656	1,349
Other non-current liabilities	7,411	1,248
Convertible senior notes, due in 2013	76,123	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 39,059 and 38,267 shares issued and outstanding at January 31, 2009 and April 30, 2008, respectively	2	2
Additional paid-in capital	1,157,783	1,128,903
Treasury stock, at cost; 324 and 276 shares held at January 31, 2009 and April 30, 2008, respectively	(1,571)	(903)
Accumulated deficit	(881,385)	(876,362)
Accumulated other comprehensive income (loss)	—	(179)

Total stockholders’ equity	274,829	251,461

Total liabilities and stockholders’ equity	$548,961	$387,768

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Net revenue:
Product	$72,495	$62,841	$231,221	$167,626
Service	37,101	18,540	99,902	49,583

Total net revenue	109,596	81,381	331,123	217,209
Cost of net revenue:
Product	19,028	13,168	66,261	33,802
Service	11,474	6,131	33,445	16,486

Total cost of net revenue	30,502	19,299	99,706	50,288
Gross profit	79,094	62,082	231,417	166,921
Operating expenses:
Sales and marketing	43,608	32,483	132,208	92,455
Research and development	18,606	13,240	56,963	37,564
General and administrative	10,877	6,517	35,192	18,991
Amortization of intangible assets	1,821	112	4,846	337
Restructuring	—	—	1,546	—

Total operating expenses	74,912	52,352	230,755	149,347

Operating income	4,182	9,730	662	17,574
Interest income, net	56	1,857	520	4,620
Other expense	(440)	(337)	(1,980)	(526)

Income (loss) before income taxes	3,798	11,250	(798)	21,668
Provision for income taxes	2,735	760	4,225	1,583

Net income (loss)	$1,063	$10,490	$(5,023)	$20,085

Net income (loss) per common share:
Basic	$0.03	$0.28	$(0.13)	$0.59

Diluted	$0.02	$0.26	$(0.13)	$0.50

Weighted average shares used in computing net income (loss) per common share:
Basic	42,433	37,721	38,342	34,256

Diluted	43,190	40,597	38,342	40,210

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended January 31,
	2009	2008
Operating Activities
Net income (loss)	$(5,023)	$20,085
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,467	4,022
Amortization	8,584	1,399
Stock-based compensation	13,800	12,767
Tax benefit (expense) of stock option deduction	(928)	—
Excess tax benefits from stock-based compensation	(176)	(549)
Loss on disposition of equipment	282	20
Accretion of warrants and issuance costs related to convertible notes	596	—
Accretion of Series A redeemable convertible preferred stock issuance costs	—	181
Stock-based compensation related to restructuring	88	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,778)	(16,443)
Inventories	20,381	292
Prepaid expenses and other current assets	(1,973)	1,005
Other assets	689	(426)
Accounts payable	2,721	(2,667)
Accrued payroll and related benefits	(5,093)	846
Other accrued liabilities	(13,022)	1,711
Restructuring accrual	139	(238)
Deferred rent	2,820	5
Deferred income tax liabilities	(393)	500
Deferred revenue	23,683	25,873

Net cash provided by operating activities	52,864	48,383
Investing Activities
Purchases of investment securities	—	(101,223)
Sales and maturities of investment securities	1,217	86,046
Release of escrow from NetCache acquisition	—	4,120
Purchases of property and equipment	(20,605)	(6,651)
Acquisition of Packeteer, net of cash acquired	(169,956)	—

Net cash used in investing activities	(189,344)	(17,708)
Financing Activities
Net proceeds from issuance of common stock	6,587	26,747
Excess tax benefits from stock-based compensation	176	549
Net proceeds from issuance of convertible notes	79,657	—

Net cash provided by financing activities	86,420	27,296

Net increase (decrease) in cash and cash equivalents	(50,060)	57,971
Cash and cash equivalents at beginning of period	160,974	50,013

Cash and cash equivalents at end of period	$110,914	$107,984

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,202	$—
Non-cash financing activities
Conversion of Series A redeemable convertible preferred stock	—	42,060

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

The condensed consolidated financial statements for the three and nine months ended January 31, 2009 include the operating results of Packeteer Inc. (“Packeteer”) beginning on June 6, 2008.

On August 16, 2007, our Board of Directors approved a two-for-one forward stock split of our common stock. The stock split was effected by the issuance of a stock dividend of one share of our common stock for each share of our common stock issued and outstanding as of the record date of September 13, 2007. The split-adjusted stock began trading on the NASDAQ Global Market on October 4, 2007. As of January 31, 2009, our stock is listed on the NASDAQ Global Select Market. All share numbers in this document are on a post-split basis. Shares authorized and par value were not adjusted as they were not affected by the stock split.

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

In connection with our acquisition of Packeteer during the first quarter of fiscal 2009, we recorded inventories purchased as part of the acquisition at estimated selling prices less the sum of the costs of disposal and a reasonable profit allowance for the selling effort. This resulted in a $20.3 million write-up of inventory, of which approximately $4.3 million remains in inventory at January 31, 2009.

Inventories, net, consisted of the following (in thousands):

	January 31, 2009	April 30, 2008
Raw materials	$712	$—
Finished goods	4,828	262

Total	$5,540	$262

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the test, since we have only one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2008 and concluded that no impairment existed at April 30, 2008. For the first nine months of fiscal 2009, there have been no significant events or changes of circumstances that affect our valuation of goodwill.

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

On May 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), issued in June 2006. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. See Note 9—”Income Taxes” for additional information.

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

Stock-Based Compensation

Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expenses recognized beginning on that date include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

We estimate the fair value of options granted using the Black-Scholes option valuation model. Effective May 1, 2008, we estimated the expected option term at 4.0 years based on our historical experience of grants, exercises and post-vesting cancellations. Beginning with our adoption of SFAS No. 123(R) on May 1, 2006 until April 30, 2008, we estimated the expected option term at 4.63 years. We estimate the volatility of our stock options at the date of grant using a combination of historical and implied volatilities, consistent with SFAS No. 123(R) and Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment. We base the risk-free rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. Stock-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, which requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Effective May 1, 2008, we estimated our forfeiture rate at 14.0% based on an analysis of historical pre-vesting forfeitures, and have reduced stock-based compensation expense accordingly. From May 1, 2006 until April 30, 2008, we used a forfeiture rate of 10.0%. For options granted before May 1, 2006, we amortize the fair value on a graded basis. For options granted on or after May 1, 2006, we amortize the fair value on a straight-line basis. The fair value of all options is amortized over the requisite service periods of the awards, which are generally the vesting periods. We may use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our total and per-share net income or loss and net income or loss per share.

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

We accrue for warranty expenses in our cost of revenue at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. If actual warranty expenses are greater than those projected, additional charges against earnings would be required. If actual warranty expenses are less than projected, our obligations would be reduced, providing a positive impact on our reported results. We generally provide a one-year warranty on hardware products and a 90-day warranty on software products. Changes in our warranty obligations, which are included in “Other accrued liabilities,” in our condensed consolidated balance sheets for the nine months ended January 31, 2009 and 2008, were as follows (in thousands):

	Nine Months Ended January 31,
	2009	2008
Beginning balances	$434	$459
Warranties issued during the period	1,930	1,620
Settlements made during the period	(1,889)	(1,477)
Warranty liabilities assumed in Packeteer acquisition	383	—

Ending balances	$858	$602

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, corporate securities and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. Such deposits may be in excess of insured limits. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents or short-term investments in our condensed consolidated balance sheets at January 31, 2009 and April 30, 2008. We believe the financial risks associated with these financial instruments are minimal. We have not experienced material losses from our investments in these securities.

Generally, we do not require collateral for sales to customers. However, we perform on-going credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. For the three months ended January 31, 2009, we had a bad debt recovery of $0.1 million and for the nine months ended January 31, 2009, bad debt expense was $1.2 million. During the second quarter of fiscal 2009, there was one receivable past due amount from a reseller for $1.2 million, which was reserved through a charge to bad debt expense and included in general and administrative expenses. For the three and nine months ended January 31, 2008, bad debt expense was less than $0.1 million. During the three months ended January 31, 2009, one customer accounted for 13.0% of our net revenue and another customer accounted for 10.3% of our net revenue. During the nine months ended January 31, 2009, one customer accounted for 13.2% of our net revenue. During the three and nine months ended January 31, 2008, one customer accounted for 12.9% and 14.0% of our net revenue, respectively. As of January 31, 2009, one customer accounted for 12.6% of our gross accounts receivable balance. As of April 30, 2008, no customer accounted for more than 10.0% of our gross accounts receivable balance.

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

Significant components of our comprehensive income (loss) are as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Net income (loss)	$1,063	$10,490	$(5,023)	$20,085
Unrealized gain on available-for-sale securities	—	52	—	57

Comprehensive income (loss)	$1,063	$10,542	$(5,023)	$20,142

Recent Accounting Pronouncements

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). A defensive intangible asset is an intangible asset acquired in a business combination that the acquirer does not intend to use but will maintain in order to prevent others from using it. EITF 08-7 clarifies that a defensive intangible asset must be recognized at its fair value as a separate unit of accounting and that the useful life of the asset is the period of time over which others are prevented from using it. EITF 08-7 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. EITF 08-7 may have an impact on our condensed consolidated financial statements with respect to acquisitions of defensive intangible assets in future business combinations. The nature and magnitude of the specific impact will depend upon the nature and value of the defensive assets acquired after the effective date.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have made awards of restricted stock that contain non-forfeitable rights to dividends and those restricted shares will be considered participating securities upon adoption of FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2010. We do not expect the adoption of FSP EITF 03-6-1 to have a material impact on our calculation of EPS.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide an enhanced understanding of an entity’s use of derivative instruments and, how they are accounted for under SFAS No. 133, and to require a tabular disclosure of the effects of such instruments and related hedged items on the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 in the fourth quarter of fiscal 2009. Since SFAS No. 161 requires only additional disclosures about our derivatives and hedging activities, the adoption of SFAS No. 161 will not have an impact on our condensed consolidated financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to better evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. SFAS No. 141(R) will have an impact on our condensed consolidated financial statements with respect to future acquisitions. The nature and magnitude of the specific impact will depend upon the nature, terms, and size of the acquisitions consummated after the effective date.

Note 2. Fair Value Measurement

Effective May 1, 2008, we adopted SFAS No. 157, Fair Value Measurement, except as it applies to those nonfinancial assets and nonfinancial liabilities. SFAS No.157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Valuation techniques used to measure fair value under SFAS No.157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable. These levels of inputs are the following:

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

Our adoption of SFAS No.157 did not materially affect our financial position and results of operations, but SFAS No.157 does require new disclosures about how we value certain assets and liabilities. Much of the required disclosure relates to the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of January 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market Funds (1)	$97,414	$—	$—	$97,414

(1)	– Included in cash and cash equivalents and restricted cash on our condensed consolidated balance sheet as of January 31, 2009

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

Note 3. Stock-based Compensation

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards, restricted stock units and our Employee Stock Purchase Plan (“ESPP”) that we recorded in the condensed consolidated statements of operations in accordance with SFAS No.123(R) for the three and nine months ended January 31, 2009 and 2008 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Stock-based compensation expense:
Cost of product	$176	$172	$500	$616
Cost of service	263	195	839	609
Sales and marketing	1,529	1,243	4,780	4,264
Research and development	1,397	1,088	3,898	3,949
General and administrative	1,093	1,263	3,784	3,329

Subtotal	4,458	3,961	13,801	12,767
Restructuring	—	—	88	—

Total	$4,458	$3,961	$13,889	$12,767

For the nine months ended January 31, 2008, stock-based compensation expense included $1.5 million related to the Section 409(A) Tender Offer.

We use the Black-Scholes option pricing model to value our stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered our historical volatility and implied volatility in developing our estimate of expected volatility.

For the three and nine months ended January 31, 2009, as well as for the three and nine months ended January 31, 2008, we used the following weighted average assumptions to estimate the fair value of stock options granted:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Risk-free rate	1.30%	3.28%	2.90%	4.64%
Expected dividend yield	—	—	—	—
Expected life (in years)	4.0	4.63	4.0	4.63
Expected volatility	0.87	0.84	0.74	0.66
Expected forfeitures	14.0%	10.0%	14.0%	10.0%

For the three and nine months ended January 31, 2009, as well as for the three and nine months ended January 31, 2008, we used the following weighted average assumptions to estimate the fair value of shares purchased under our ESPP:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Risk-free rate	1.97%	4.21%	1.90%	4.73%
Expected dividend yield	—	—	—	—
Expected life (in years)	0.49	0.50	0.49	0.45
Expected volatility	0.68	0.56	0.69	0.47

During the three and nine months ended January 31, 2009, 2,714 and 346,116 options were exercised, respectively. As of January 31, 2009, there was approximately $25.6 million and $0.3 million of unrecognized stock-based compensation expense related to stock option grants and ESPP awards, which will be recognized over the remaining weighted average vesting period of approximately 2.74 years and 0.04 years, respectively.

The cost of restricted stock awards and restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which generally is four years. During the third quarter of fiscal 2009, we awarded 3,000 shares of restricted stock and 18,011 shares of restricted stock were canceled. As of January 31, 2009, we had approximately $7.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to the restricted stock awards and restricted stock units, which we will recognize over the remaining weighted average vesting period of approximately 2.82 years.

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

Interest rate	1.99%
Volatility	0.67
Expected life	0.48 years
Expected dividend yield	0%

Preliminary Purchase Price Allocation

We accounted for the acquisition of Packeteer using the purchase method of accounting. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of June 6, 2008. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. We believe the fair value assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. As of January 31, 2009, the total purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Cash and short-term investment	$77,537
Other tangible assets	44,403
Acquired intangible assets	55,400
Goodwill	151,216
Accounts payable and other liabilities	(35,029)
Deferred revenues	(16,000)

Total purchase price allocation	$277,527

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

In connection with our acquisition of Packeteer, we formulated a plan to exit certain Packeteer facilities, discontinue certain Packeteer products, and involuntarily terminate Packeteer employees in certain locations. In connection with this plan, on the acquisition date of June 6, 2008, we accrued $11.6 million related to employee severance costs and $1.9 million related to lease termination costs. For the fiscal quarter ending January 31, 2009, we paid $3.6 million related to employee severance costs and $0.9 million related to lease termination costs. From the acquisition date of June 6, 2008 through January 31, 2009, we paid $11.2 million related to employee severance costs and $2.2 million related to lease termination costs, and we increased the lease termination accrual by $0.3 million. As of January 31, 2009, we did not have any unpaid lease termination costs and had $0.4 million in unpaid employee severance costs, the balance of which is included in “Other accrued liabilities” in our condensed consolidated balance sheet as of January 31, 2009. We anticipate the unpaid balances to be paid by the end of fiscal 2009.

The following table summarizes the activity related to the acquisition restructuring accrual as of January 31, 2009 (in thousands):

	Severance	Facilities
Balance at June 6, 2008	$11,615	$1,919
Cash payment	(4,306)	—

Balance at July 31, 2008	7,309	1,919
Cash payment	(3,223)	(1,330)
Increase to accrual	—	274

Balance at October 31, 2008	4,086	863
Cash payment	(3,645)	(863)

Balance at January 31, 2009	$441	$—

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

The unaudited pro forma financial information for the three months ended January 31, 2008 combines the historical results of Blue Coat for the three months ended January 31, 2008 and, due to differences in our reporting periods, the historical results of Packeteer for the three months ended December 31, 2007. The unaudited pro forma financial information for the nine months ended January 31, 2009 combines the historical results of Blue Coat for the nine months ended January 31, 2009 and, due to differences in our reporting periods, the historical results of Packeteer for one month ended May 31, 2008, due to the acquisition of Packeteer on June 6, 2008. The unaudited pro forma financial information for the nine months ended January 31, 2008 combines the historical results of Blue Coat for the nine months ended January 31, 2008 and, due to differences in our reporting periods, the historical results of Packeteer for the nine months ended December 31, 2007.

The following pro forma financial information for all periods presented includes purchase accounting adjustments for amortization charges from acquired identifiable intangible assets, depreciation on acquired property and equipment, adjustments to interest expense and issuance cost associated with convertible notes, stock-based compensation expense and related tax effects (in thousands, except per share amounts):

	Three Months Ended January 31,	Nine Months Ended January 31,
	2008	2009	2008
Net revenue	$122,876	$342,169	$326,889
Net income (loss)	$(919)	$(10,992)	$2,008
Net income (loss) per share - basic	$(0.02)	$(0.29)	$0.06
Net income (loss) per share - diluted	$(0.02)	$(0.29)	$0.05

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

Note 5. Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associate, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. The Notes are reported on the condensed consolidated balance sheets at $76.1 million as of January 31, 2009, net of discounts of $3.9 million primarily related to the Warrants. The value assigned to the Warrants will be amortized to interest expense over the life of the Notes.

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

Note 6. Balance Sheet Details

Intangible Assets

Our acquired identifiable intangible assets are as follows (in thousands):

January 31, 2009	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(5,890)	$20,141
Core technology	5 years	2,929	(2,520)	409
Customer relationships	5-7 years	37,023	(5,901)	31,122
Trade name	2 years	400	(130)	270

Total		$66,383	$(14,441)	$51,942

April 30, 2008	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(2,785)	$3,246
Core technology	5 years	2,929	(2,097)	832
Customer relationships	5-7 years	2,023	(1,091)	932

Total		$10,983	$(5,973)	$5,010

Amortization expense for our intangibles assets for the three and nine months ended January 31, 2009 and 2008 was allocated as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Included in cost of net revenues	$1,348	$298	$3,623	$893
Included in cost of operations	1,821	112	4,846	337

Total	$3,169	$410	$8,469	$1,230

As of January 31, 2009, we had no identifiable intangible assets with indefinite lives. The weighted average remaining life of our identifiable intangible assets was 4.27 years and 4.0 years at January 31, 2009 and April 30, 2008, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2009 (remaining three months)	$3,168
2010	12,397
2011	11,889
2012	11,781
2013	11,607
Thereafter	1,100

$51,942

Goodwill

The changes in the carrying amount of goodwill generally are not deductible for tax purposes. Current activity recorded to goodwill was as follows (in thousands):

Balance at May 1, 2008	$92,243
Goodwill related to Packeteer acquisition	151,216

Balance at January 31, 2009	$243,459

Restructuring Accrual

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of 33 employees of Blue Coat. Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of any unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. During the first quarter of fiscal 2009, all 33 employees were terminated, we recorded a restructuring charge of $1.5 million in our condensed consolidated statement of operations. During the nine months ended January 31, 2009, we paid severance in the amount of $1.4 million. We anticipate the remaining balance of $0.1 million, which is included in “Other accrued liabilities” in the condensed consolidated balance sheets, will be paid by the end of fiscal 2009.

The following table summarizes the activity related to the restructuring accrual as of January 31, 2009 (in thousands):

Balance at May 1, 2008	$—
Restructuring charges	1,546
Cash payment	(868)
Stock-based compensation	(88)

Balance at July 31, 2008	590
Cash payment	(390)

Balance at October 31, 2008	200
Cash payment	(61)

Balance at January 31, 2009	$139

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of
	January 31, 2009	April 30, 2008
Accrued royalty	$3,157	$939
Accrued severance costs	580	—
Professional and consulting fees	2,120	1,410
Federal, State and Foreign income tax payable	1,017	2,254
Warranty obligations	858	434
Other	5,532	3,954

Total other accrued liabilities	$13,264	$8,991

Note 7. Per Share Amounts

Basic net income per common share and diluted net income per common share are presented in conformity with SFAS No. 128, Earnings Per Share and EITF 03-6, Participating Securities and the Two-Class Method” for all periods presented. The Company’s Convertible Senior Notes are participating securities whereby the holder would participate equally in any future dividends and in undistributed earnings with common shareholders.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Net income (loss) applicable to common stockholders is determined by allocating undistributed earnings to Convertible Senior Note holders. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method; (ii) issuance of committed but unissued stock awards; (iii) issuance of shares upon the conversion of outstanding Series A Redeemable Convertible Preferred Stock; and (iv) conversion of Convertible Senior Notes. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net loss per share are the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations reconciled to basic and diluted per share amounts applicable to common shareholders (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Basic net income (loss) per share
Numerator:
Net income (loss)	$1,063	$10,490	$(5,023)	$20,085
Less: undistributed earnings allocated to Convertible Senior Notes holders	(97)	—	—	—

Net income (loss) applicable to common shareholders	$966	$10,490	$(5,023)	$20,085
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per common share	42,433	37,721	38,342	34,256
Effect of participating Convertible Senior Notes	(3,854)	—	—	—

Weighted average common shares outstanding using the two-class method	38,579	37,721	38,342	34,256

Basic income (loss) applicable to common shareholders per common share	$0.03	$0.28	$(0.13)	$0.59

Diluted earnings per share
Numerator:
Net income (loss)	$1,063	$10,490	$(5,023)	$20,085
Less: undistributed earnings allocated to Convertible Senior Notes holders	(95)	—	—	—

Net income (loss) applicable to common shareholders	$968	$10,490	$(5,023)	$20,085
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per common share	42,433	37,721	38,342	34,256
Add: Weighted average employee stock options	300	2,717	—	3,411
Add: Series A Redeemable Convertible Preferred Stock, as converted (1)	—	—	—	2,400
Add: Other weighted average dilutive potential common stock	457	159	—	143

Weighted average common shares used in computing diluted net income (loss) per common share	43,190	40,597	38,342	40,210
Effect of participating Convertible Senior Notes	(3,854)	—	—	—

Weighted average common share outstanding using the two-class method	39,336	40,597	38,342	40,210

Diluted income (loss) applicable to common shareholders per common share	$0.02	$0.26	$(0.13)	$0.50

(1)	All shares of Series A Redeemable Convertible Preferred Stock were subsequently converted into common stock by the end of September 2007.

No portion of the loss for the nine months ended January 31, 2009 was allocated to the participating security under the two-class method since there is no contractual obligation for these Convertible Senior Notes to share in the losses of the Company.

For the three months ended January 31, 2009 and 2008 outstanding stock options and restricted stock awards covering 7.7 million shares and 0.7 million shares, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive as their exercise prices were greater than or equal to the average market price of our common shares during the respective periods.

For the nine months ended January 31, 2009, outstanding stock options and restricted stock awards covering 8.5 million shares were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive due to our net loss for the nine months ended January 31, 2009. Included in the 8.5 million shares that were excluded are outstanding stock options and restricted awards covering 6.4 million shares that were also anti-dilutive because their exercise prices were greater than or equal to the average market price of the common shares during the respective period. For the nine months ended January 31, 2008 outstanding stock options and restricted stock awards covering 0.5 million shares were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive as their exercise prices were greater than or equal to the average market price of our common shares during the respective periods.

Warrants to purchase 385,356 shares of our common stock were outstanding at January 31, 2009, but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of our common stock during each of the three and nine months ended January 31, 2009; therefore, their effect was anti-dilutive.

Shares of our common stock issuable upon the assumed conversion of the Senior Convertible Notes in the amount of 3,853,564 were not included in the computation of diluted earnings per share for the nine months ended January 31, 2009, due to our net loss for that period.

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

On June 20, 2008, we amended the lease for our corporate headquarters. Pursuant to the lease amendment, we added 116,586 additional square feet of space and extended the term of the original lease through November 30, 2015. The lease amendment provides for an annualized base rent ranging from $2.7 million to $3.4 million for the new premises during the term of the lease applicable to the new premises, which commenced on November 1, 2008. The lease amendment provides for an annualized base rent ranging from $2.9 million to $3.4 million for the existing premises during the extension term, which commences on September 1, 2010.

Rent expense was $2.9 million and $1.1 million for the three months ended January 31, 2009 and 2008, respectively. Rent expense was $7.6 million and $3.3 million for the nine months ended January 31, 2009 and 2008, respectively.

As of January 31, 2009, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Total
2009 (remaining three months)	$3,107
2010	11,110
2011	10,510
2012	10,271
2013	10,217
Thereafter	22,246

Future minimum lease payments	67,461
Less: payments to be received from sublease	(17,534)

Total future minimum lease payments, net	$49,927

Lease commitments include future minimum rent payments for several facilities that we will vacate pursuant to our Packeteer post-acquisition integration activities.

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation at January 31, 2009 under these arrangements was $9.3 million.

Note 9. Income Taxes

The provision for income taxes for the three and nine months ended January 31, 2009 was $2.7 million and $4.2 million, respectively, as compared to $0.8 million and $1.6 million, respectively, for the three and nine months ended January 31, 2008. The provision primarily reflects current U.S., state and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense, limitation of utilization of tax attributes, a temporary suspension of net operating losses under California Assembly Bill 1452 and retroactive renewal and extension of the federal research and development credit under the Emergency Economic Stabilization Act of 2008.

Our total gross unrecognized tax benefits as of October 31, 2008 and January 31, 2009 were $9.6 million and $8.7 million, respectively. Included in our gross unrecognized tax benefits as of January 31, 2009 is approximately $3.7 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate and approximately $4.2 million of tax benefits that would result in an adjustment to goodwill.

In accordance with FIN 48, paragraph 19, we have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to the income tax on our unrecognized tax benefits was approximately $375,000 and $421,000 as of October 31, 2008 and January 31, 2009, respectively, with approximately $46,000 and $168,000 included as a component of our provision for income taxes for the three and nine months ended January 31, 2009, respectively.

Due to our taxable loss position since inception through fiscal 2007, all tax years are subject to examination in the U.S. and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2000 forward, none of which were individually material. We are unable to anticipate the change in the balance of the unrecognized tax benefits in the next twelve months due to pending examinations in foreign jurisdictions and continued assessment of potential contingencies.

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

The plaintiffs in the federal action, by letter dated June 20, 2008, demanded our Board of Directors take action to remedy the conduct complained of. The demand followed our filing of a motion to dismiss on the grounds that plaintiffs had failed to make a pre-suit demand. The demand letter largely repeats the allegations and requested relief in the federal and state derivative actions. The federal court has stayed the action until April 2009 to permit our Board of Directors to consider the demand. In response to the demand letter, our Board of Directors formed a special committee, composed of directors James R. Tolonen and Keith Geeslin, on June 25, 2008. The special committee was granted plenary authority to decide whether it is in the best interests of the Company and its shareholders to pursue or otherwise resolve the claims raised in the demand letter and in the federal and state derivative actions and any other claims of the Company that the special committee deems necessary or appropriate to consider concerning our historical stock option practices.

The court in the state action has stayed that action pending a case management conference presently scheduled for April 2009.

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

This is one of 54 actions coordinated for pretrial purposes as In re Section 16(b) Litigation, Master Case No. 07-1549 JLR, with the first action filed on October 2, 2007. In July 2008, Packeteer and 29 other nominal defendants moved to dismiss the amended complaint. Packeteer also separately moved to dismiss the action brought against it on the ground that the plaintiff lacks standing to pursue the action because her interest was extinguished when Packeteer merged into our wholly-owned subsidiary on June 6, 2008. The Court heard the motions to dismiss in January 2009.

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

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area (in thousands):

	Three months ended January 31,
	2009		2008
	$	%	$	%
North America	$41,741	38.1%	$35,448	43.5%
EMEA (1)	43,905	40.0	32,953	40.5
LATAM (2)	2,369	2.2	627	0.8
APAC (3)	21,581	19.7	12,353	15.2

Total net revenue	$109,596	100.0%	$81,381	100.0%

	Nine months ended January 31,
	2009		2008
	$	%	$	%
North America	$139,036	42.0%	$106,956	49.2%
EMEA (1)	122,762	37.0	79,102	36.4
LATAM (2)	8,200	2.5	1,601	0.8
APAC (3)	61,125	18.5	29,550	13.6

Total net revenue	$331,123	100.0%	$217,209	100.0%

(1)	Europe, Middle East, and Africa (“EMEA”)

(2)	Central America and Latin America (“LATAM”)

(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category (in thousands):

	Three months ended January 31,
	2009		2008
	$	%	$	%
Product	$72,495	66.1%	$62,841	77.2%
Service	37,101	33.9	18,540	22.8

Total net revenue	$109,596	100.0%	$81,381	100.0%

	Nine months ended January 31,
	2009		2008
	$	%	$	%
Product	$231,221	69.8%	$167,626	77.2%
Service	99,902	30.2	49,583	22.8

Total net revenue	$331,123	100.0%	$217,209	100.0%

At January 31, 2009, substantially all of our long-lived assets were located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, and other materials accompanying this quarterly Report on Form 10-Q contain forward-looking statements that relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies (including our acquisition of Packeteer, Inc.), as well as internally developed technologies; the expansion and effectiveness of our direct sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

On June 6, 2008, we acquired Packeteer, Inc. (“Packeteer”), a pioneer in delivering sophisticated WAN traffic prioritization, for a purchase price of approximately $277.5 million. Packeteer developed and sold application classification and performance management technologies and products. Much of our focus during the first nine months of fiscal 2009 was on integrating the business of Packeteer into our existing business and creating a single organization (including an integrated sales force) designed to take advantage of cost, management, technology, and sales and market synergies. We have continued to sell the PacketShaper®, Intelligence Center and Policy Center products formerly offered by Packeteer and intend to rebrand certain Packeteer products as Blue Coat products.

We primarily purchased Packeteer to accelerate our ability to offer a comprehensive platform to address the application delivery and security challenges confronting today’s distributed enterprise. These challenges include the requirement to centralize IT operations, while simultaneously managing mobile employees and remote locations, and the requirement to respond to global business needs on a real-time basis. We believe that such requirements, together with the predominance of new types of applications (such as remotely hosted software-as-a-service, rich media and Web 2.0 applications) will create demand for a new network layer that we call the application delivery network. This network layer will monitor and control all information flowing between the communications network and the application servers and end users that it serves. Our strategy is to provide application delivery solutions that work as part of an application delivery network infrastructure that optimizes and secures the flow of such information throughout an enterprise. We offer products that provide visibility into the business applications operating on the network, as well as securing and optimizing the delivery of those applications.

We continue to monitor the current unfavorable and uncertain domestic and global macroeconomic conditions, and their actual and anticipated impact on IT spending, including on spending for proxy appliances. While we believe that our products offer an attractive return on investment and that sales of our products may be less affected by current conditions than many IT products, we believe our average sales cycle is lengthening, as customers more carefully scrutinize spending decisions. This means that sales take longer to close. Despite the challenging economic and market environment, we continue to hire sales personnel, as we believe that we need more sales personnel to address and grow our current and anticipated market. We suffered an unanticipated level of attrition in our sales force after the Packeteer acquisition and did not recruit sufficient personnel to replace the attrition and to grow our sales force. We added sales personnel in the third fiscal quarter and intend to add sales personnel in the fourth fiscal quarter. However, in our experience, it takes a number of quarters for new sales representatives to become fully productive, so we do not anticipate that we will see the benefit of such investment in the near term. We also are selectively hiring personnel in other areas we believe to be strategic to our operation, including support and research and development.

We track financial metrics, including net revenue, operating margin, deferred revenue, cash flow from operations, and cash position, as key measures of our business performance.

Net Revenue

Net revenue, which includes both product and service revenue, increased to $109.6 million in the third quarter of fiscal 2009 from $81.4 million in the third quarter of fiscal 2008. Net product revenue in the third quarter of fiscal 2009 was $72.5 million, a $9.7 million increase compared to the same quarter in fiscal 2008. The increase in product revenue was primarily due to revenue attributable to Packeteer products and increased sales of existing products. Net product revenue includes sales of our proxy appliances and perpetual licenses for our Blue Coat WebFilter product. Included in product revenue is $14.4 million in sales attributable to Packeteer products. We recognized $37.1 million in service revenue in the third quarter of fiscal 2009, a $18.6 million increase compared to the same quarter in fiscal 2008. Included in service revenue is $9.2 million attributable to Packeteer services. The balance of the increase was driven primarily by the continued growth in our installed base, resulting in an increase in sales of service contracts.

Operating Margin

Our operating margin (income/loss before income taxes) was $3.8 million for the third quarter of fiscal 2009, a decrease of $7.5 million compared to the third quarter of fiscal 2008. The decrease was primarily attributable to a reduction in our gross profit margin from 76.3% in the third quarter of fiscal 2008 to 72.2% in the third quarter of fiscal 2009. Our gross profit margin was impacted by a write-up of inventories acquired from Packeteer and by a write-down of Packeteer’s deferred service revenue as required by purchase accounting rules.

Deferred Revenue

Net deferred revenue was $129.2 million at January 31, 2009 compared with $89.6 million at April 30, 2008. The increase was primarily attributable to an increase in the sales of new maintenance and renewal contracts to our customers and deferred revenue attributable to the Packeteer acquisition, partially offset by a decrease in deferred revenue related to our channel inventory.

Cash Flow from Operations and Cash Position

For the first nine months of fiscal 2009, we generated cash flow from operations of $52.9 million, compared to $48.4 million generated for the same period in fiscal 2008. The increase in operating cash flow was primarily due to higher cash collections and increased accounts payable due to improved supplier payment management, offset by payments made related to our Packeteer acquisition, including transaction costs, severance payments and other liabilities assumed as a result of the Packeteer acquisition and lower net income, excluding non-cash charges. Our cash and cash equivalents and restricted cash were $111.8 million at January 31, 2009, compared to $163.0 million at April 30, 2008. The overall decrease in our cash and equivalents balance was primarily due to the cash used for our Packeteer acquisition, partially offset by the proceeds received from our convertible debt issuance on June 2, 2008.

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

We estimate the fair value of options granted using the Black-Scholes option valuation model. Effective May 1, 2008, we estimated the expected option term at 4.0 years based on our historical experience of grants, exercises and post-vesting cancellations. Beginning with our adoption of SFAS No. 123(R) on May 1, 2006 until April 30, 2008, we estimated the expected option term at 4.63 years. We estimate the volatility of our stock options at the date of grant using a combination of historical and implied volatilities, consistent with SFAS No. 123(R) and SAB No. 107. We base the risk-free rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. Stock-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, which requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Effective May 1, 2008, we estimated our forfeiture rate at 14.0% based on an analysis of historical pre-vesting forfeitures, and have reduced stock-based compensation expense accordingly. From May 1, 2006 until April 30, 2008, we used a forfeiture rate of 10.0%. For options granted before May 1, 2006, we amortize the fair value on a graded basis. For options granted on or after May 1, 2006, we amortize the fair value on a straight-line basis. The fair value of all options is amortized over the requisite service periods of the awards, which are generally the vesting periods. We may use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our total and per-share net income or loss and net income or loss per share.

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

Valuation of Goodwill

We perform annual goodwill impairment tests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, while the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization on the date of the test, since we have only one reporting unit. We performed our recurring annual review of goodwill in the fourth quarter of fiscal 2008 and concluded that no impairment existed at April 30, 2008. For the first nine months of fiscal 2009, there have been no significant events or changes of circumstances that affect our valuation of goodwill.

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

On May 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), issued in June 2006. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. See Note 9—”Income Taxes” for additional information.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Net revenue:
Product	66.1%	77.2%	69.8%	77.2%
Service	33.9	22.8	30.2	22.8

Total net revenue	100.0	100.0	100.0	100.0
Cost of net revenue
Product	17.4	16.2	20.0	15.5
Service	10.4	7.5	10.1	7.6

Total cost of net revenue	27.8	23.7	30.1	23.1
Gross profit	72.2	76.3	69.9	76.9
Operating expenses:
Sales and marketing	39.8	39.9	39.9	42.6
Research and development	17.0	16.3	17.2	17.3
General and administrative	9.9	8.0	10.6	8.7
Amortization of intangible assets	1.7	0.1	1.5	0.2
Restructuring	—	—	0.5	—

Total operating expenses	68.4	64.3	69.7	68.8

Operating income	3.8	12.0	0.2	8.1
Interest income	0.1	2.3	0.2	2.1
Other income (expense)	(0.4)	(0.5)	(0.6)	(0.2)

Income (loss) before income taxes	3.5	13.8	(0.2)	10.0
Provision for income taxes	2.5	0.9	1.3	0.7

Net income (loss)	1.0%	12.9%	(1.5)%	9.3%

Net Revenue

The following is a summary of net revenue and the changes in net revenue (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Total net revenue	$109,596	$81,381	$331,123	$217,209
Change from same period prior year ($)	$28,215	$34,273	$113,914	$93,981
Change from same period prior year (%)	34.7%	72.8%	52.4%	76.3%

Net revenue, which includes both product and service revenue, increased $28.2 million, or 34.7%, to $109.6 million in the third quarter of fiscal 2009. Net product revenue in the third quarter of fiscal 2009 was $72.5 million, a $9.7 million increase compared to the same quarter in fiscal 2008, and included $14.4 million in sales of Packeteer products. We recognized $37.1 million in service revenue in the third quarter of fiscal 2009, an $18.6 million increase compared to the same quarter in fiscal 2008, and included $9.2 million attributable to Packeteer. The balance of the increase in net revenue was driven primarily by the continued growth in our installed base, resulting in an increase in sales of service contracts.

The following is a summary of net revenue by geographic area (dollars stated in thousands):

	Three months ended January 31,
	2009		2008
	$	%	$	%
North America	$41,741	38.1%	$35,448	43.5%
EMEA (1)	43,905	40.0	32,953	40.5
LATAM (2)	2,369	2.2	627	0.8
APAC (3)	21,581	19.7	12,353	15.2

Total net revenue	$109,596	100.0%	$81,381	100.0%

	Nine months ended January 31,
	2009		2008
	$	%	$	%
North America	$139,036	42.0%	$106,956	49.2%
EMEA (1)	122,762	37.0	79,102	36.4
LATAM (2)	8,200	2.5	1,601	0.8
APAC (3)	61,125	18.5	29,550	13.6

Total net revenue	$331,123	100.0%	$217,209	100.0%

(1)	Europe, Middle East, and Africa (“EMEA”)

(2)	Central America and Latin America (“LATAM”)

(3)	Asia and Pacific regions (“APAC”)

Net revenue grew in all geographies in the three and nine months ended January 31, 2009, compared to the same periods of fiscal 2008. For the three months ended January 31, 2009, as compared to the comparable prior year period, net revenue in North America increased $6.3 million, or 17.8%, net revenue in EMEA increased $11.0 million, or 33.2%, net revenue in LATAM increased $1.7 million, or 277.8% and net revenue in APAC increased $9.2 million, or 74.7%. For the nine months ended January 31, 2009, as compared to the comparable prior year period, net revenue in North America increased $32.1 million, or 30.0%, net revenue in EMEA increased $43.7 million, or 55.2%, net revenue in LATAM increased $6.6 million, or 412.2% and net revenue in APAC increased $31.6 million, or 106.9%.

Gross Profit

The following is a summary of gross profit (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Gross profit	$79,094	$62,082	$231,417	$166,921
Gross profit as a percentage of net revenue	72.2%	76.3%	69.9%	76.9%

Gross profit was $79.1 million in the third quarter of fiscal 2009, compared to $62.1 million for the third quarter of fiscal 2008. As a percentage of net revenue, gross profit for the third quarters of fiscal 2009 and 2008 was 72.2% and 76.3%, respectively. Gross profit was $231.4 million for the first nine months of fiscal 2009 compared to $166.9 million for the first nine months of fiscal 2008. As a percentage of net revenue, gross profit for the first nine months of fiscal 2009 and 2008 was 69.9% and 76.9%, respectively. The decline in gross profit as a percentage of net revenue for the three and nine months ended January 31, 2009 as compared to the comparable periods in 2008 primarily was attributable to higher costs of net revenues associated with the purchase accounting adjustments to inventories acquired in the Packeteer acquisition, amortization of acquired intangible assets, a write-down of deferred service revenue in connection with the Packeteer acquisition, as required by purchase accounting rules, as well as increased manufacturing spending and other cost of goods sold as a percentage of revenue when compared to the third fiscal quarter of 2008.

Sales and Marketing

The following is a summary of sales and marketing expense (dollars stated in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Sales and marketing	$43,608	$32,483	$132,208	$92,455
Sales and marketing as a percentage of net revenue	39.8%	39.9%	39.9%	42.6%

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses.

Sales and marketing expense increased $11.1 million to $43.6 million for the third quarter of fiscal 2009 from $32.5 million for the third quarter of fiscal 2008. These amounts represented 39.8% and 39.9% of net revenue for the third quarters of fiscal 2009 and 2008, respectively. Sales and marketing expense increased $39.7 million to $132.2 million for the first nine months of fiscal 2009 from $92.5 million for the first nine months of fiscal 2008. These amounts represented 39.9% and 42.6% of net revenue for the first nine months of fiscal 2009 and fiscal 2008, respectively. The increase in sales and marketing expense for both periods was primarily attributable to headcount increases and related expenses such as commission payments and travel costs as well as increased marketing program spending. The increase in sales and marketing expense was consistent with our plans to increase our market share in the growing WAN Application Delivery market. The increase in marketing training and travel costs primarily resulted from our integration of the Blue Coat and Packeteer sales organizations. Sales and marketing headcount was 510 at January 31, 2009, compared to 365 at January 31, 2008.

We expect sales and marketing expenses to increase in absolute dollars during the remainder of the fiscal year, as we continue to expand our sales force. As a percentage of revenue, we expect sales and marketing expenses to remain consistent with the rate experienced during the first nine months of fiscal year 2009.

Research and Development

The following is a summary of research and development expense (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Research and development	$18,606	$13,240	$56,963	$37,564
Research and development as a percentage of net revenue	17.0%	16.3%	17.2%	17.3%

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs.

Research and development expense increased $5.4 million to $18.6 million in the third quarter of fiscal 2009 from $13.2 million for the third quarter of fiscal 2008. These amounts represented 17.0% and 16.3% of net revenue for the third quarters of fiscal 2009 and 2008, respectively. Research and development expense increased $19.4 million to $57.0 million for the first nine months of fiscal 2009 from $37.6 million for the first nine months of fiscal 2008. These amounts represented 17.2% and 17.3% of net revenue for the first nine months of fiscal 2009 and 2008, respectively. The increase in research and development expense for both periods was primarily attributable to higher employee costs from increased headcount. The increase in research and development expense for the nine months ended January 31, 2009, was also due to Packeteer acquisition-related integration and transition costs. Research and development headcount was 339 at January 31, 2009, compared to 252 at January 31, 2008.

We plan to continue our investment in research and development and expect these expenses to increase in absolute dollars and as a percentage of revenue for the remainder of fiscal 2009.

General and Administrative

The following is a summary of general and administrative expense (dollars stated in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
General and administrative	$10,877	$6,517	$35,192	$18,991
General and administrative as a percentage of net revenue	9.9%	8.0%	10.6%	8.7%

General and administrative expense consists primarily of salaries and benefits, accounting and audit costs, legal costs, and legal settlement costs.

General and administrative expense increased $4.4 million to $10.9 million for the third quarter of fiscal 2009 from $6.5 million for the third quarter of fiscal 2008. These amounts represented 9.9% and 8.0% of net revenue for the third quarters of fiscal 2009 and 2008, respectively. General and administrative expense increased $16.2 million to $35.2 million for the first nine months of fiscal 2009 from $19.0 million for the first nine months of fiscal 2008. These amounts represented 10.6% and 8.7% of net revenue for the first nine months of fiscal 2009 and 2008, respectively. The increase in general and administrative expense for both periods was primarily due to higher employee costs associated with increased headcount and increased legal and legal settlement costs. The increase in general and administrative expense for the nine months ended January 31, 2009 was also due to Packeteer acquisition-related integration and transition costs and increased bad debt expense. General and administrative headcount was 176 at January 31, 2008, compared to 112 at January 31, 2008.

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

Of the total estimated purchase price of $277.5 million for Packeteer, approximately $151.2 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill resulting from business combinations subsequent to June 30, 2001 is not amortized but instead is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

For the three months ended January 31, 2009 and 2008, as well as for the nine months ended January 31, 2009 and 2008, the amortization of intangible assets was related to our June 6, 2008 acquisition of Packeteer, our September 11, 2006 acquisition of certain assets of the NetCache business from Network Appliance, our March 3, 2006 acquisition of Permeo, Inc., our November 16, 2004 acquisition of Cerberian, Inc. and our November 14, 2003 acquisition of Ositis Software, Inc. The amortization of developed technology and patents and trade name is charged to cost of goods sold while the amortization of core technology and customer relationships is charged to operating expense. Total amortization expense for our identifiable intangible assets was $3.2 million and $8.5 million in the three and nine months ended January 31, 2009, respectively, and approximately $0.4 million and $1.2 million in the three and nine months ended January 31, 2008, respectively. Amortization expense related to intangible assets in the remaining three months of fiscal 2009 is expected to be $3.2 million.

Restructuring Charges

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of 33 employees of Blue Coat. Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of any unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. During the first quarter of fiscal 2009, all 33 employees were terminated and we recorded a restructuring charge of $1.5 million on our condensed consolidated statement of operations. During the nine months ended January 31, 2009, we paid severance in the amount of $1.4 million. We anticipate the remaining balance of $0.1 million will be paid by the end of fiscal 2009.

Interest Income and Other Income

The following summarizes interest income and other expense (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Interest income, net	$56	$1,857	$520	$4,620
Other expense	$(440)	$(337)	$(1,980)	$(526)

For the three and nine months ended January 31, 2009, as compared with the comparable prior year periods, interest income, net decreased as a result of our reduced cash and cash equivalents balances as well as a decrease in our average investment yield due to lower interest rates in addition to increased interest expense associated with our Convertible Senior Notes. Other expense consists primarily of foreign currency exchange gains or losses. Foreign exchanges losses increased during the nine months ended January 31, 2009, primarily during the first half of fiscal 2009, as the U.S. dollar strengthened against foreign currencies during the comparable periods of 2008.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended January 31, 2009 was $2.7 million and $4.2 million, respectively, as compared to $0.8 million and $1.6 million, respectively, for the three and nine months ended January 31, 2008. The provision primarily reflects current U.S., state and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense, limitation of utilization of tax attributes, a temporary suspension of net operating losses under California Assembly Bill 1452 and retroactive renewal and extension of the federal research and development credit under the Emergency Economic Stabilization Act of 2008.

Our total gross unrecognized tax benefits as of October 31, 2008 and January 31, 2009 were $9.6 million and $8.7 million, respectively. Included in our gross unrecognized tax benefits as of January 31, 2009 is approximately $3.7 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate and approximately $4.2 million of tax benefits that would result in an adjustment to goodwill.

In accordance with FIN 48, paragraph 19, we have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to the income tax on our unrecognized tax benefits was approximately $375,000 and $421,000 as of October 31, 2008 and January 31, 2009, respectively, with approximately $46,000 and $168,000 included as a component of our provision for income taxes for the three and nine months ended January 31, 2009, respectively.

Due to our taxable loss position since inception through fiscal year 2007, all tax years are subject to examination in the U.S. and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2000 forward, none of which were individually material. We are unable to anticipate the change in the balance of the unrecognized tax benefits in the next twelve months due to pending examinations in foreign jurisdictions and continued assessment of potential contingencies.

Recent Accounting Pronouncements

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). A defensive intangible asset is an intangible asset acquired in a business combination that the acquirer does not intend to use but will maintain in order to prevent others from using it. EITF 08-7 clarifies that a defensive intangible asset must be recognized at its fair value as a separate unit of accounting and that the useful life of the asset is the period of time over which others are prevented from using it. EITF 08-7 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. EITF 08-7 may have an impact on our condensed consolidated financial statements with respect to acquisitions of defensive intangible assets in future business combinations. The nature and magnitude of the specific impact will depend upon the nature and value of the defensive assets acquired after the effective date.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have some grants of restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2010. We do not expect the adoption of FSP EITF 03-6-1 to have a material impact on our calculation of EPS.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide an enhanced understanding of an entity’s use of derivative instruments and, how they are accounted for under SFAS No. 133, and to require tabular disclosure of the effects of such instruments and related hedged items on the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 in the fourth quarter of fiscal 2009. Since SFAS No. 161 requires only additional disclosures about our derivatives and hedging activities, the adoption of SFAS No. 161 will not have an impact on our condensed consolidated financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to better evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. SFAS No. 141(R) will have an impact on our consolidated financial statements with respect to future acquisitions. The nature and magnitude of the specific impact will depend upon the nature, terms, and size of any acquisitions consummated after the effective date.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, private sales of convertible notes and warrants and an initial public offering of our common stock.

As of January 31, 2009, we had cash and cash equivalents of $110.9 million and restricted cash of $0.8 million. We paid $264.0 million in cash for the Packeteer acquisition, which closed during the first quarter of fiscal 2009. The Packeteer acquisition was funded primarily from our cash balance of $161.0 million as of April 30, 2008 and the issuance of Zero Coupon Convertible Senior Notes and associated warrants, which generated net proceeds of $79.7 million. In addition, we acquired cash of $77.5 million as a result of the Packeteer acquisition. We believe our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may seek to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of business opportunities as they arise.

The following summarizes cash and cash equivalents, short-term investments and restricted cash (in thousands):

	As of January 31, 2009	As of April 30, 2008
Cash and cash equivalents	$110,914	$160,974
Short-term investment	—	1,204
Restricted cash	849	861

Subtotal	111,763	163,039
Total assets	$548,961	$387,768

Percentage of total assets	20.4%	42.0%

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

Cash Flow (in thousands):

	Nine Months Ended January 31,
	2009	2008
Cash provided by operating activities	$52,864	$48,383
Cash used in investing activities	(189,344)	(17,708)
Cash provided by financing activities	86,420	27,296

Net (decrease) increase in cash and cash equivalents	$(50,060)	$57,971

Our largest source of operating cash flows is cash collections from our customers who purchase our appliances, perpetual licenses to our Blue Coat WebFilter products and, to a lesser extent, service contracts. Our primary uses of cash from operating activities are for personnel related expenditures, product costs, and facility related payments. Net cash provided by operating activities was $52.9 million for the first nine months of fiscal 2009, compared to $48.4 million in the comparable prior year period. The increase in operating cash flow was primarily due to higher cash collections and increased accounts payable due to improved supplier payment management. These increases were offset by payments made related to our Packeteer acquisition, including transaction costs, severance payments and other liabilities assumed as a result of the Packeteer acquisition and lower net income, excluding non-cash charges.

Net cash used by investing activities was $189.3 million for the first nine months of fiscal 2009, compared to $17.7 million used by investing activities in the same period last year. The increase in investing activities was primarily due to cash used to purchase Packeteer of $170.0 million, net of cash acquired, and $14.0 million of increased purchases of property and equipment, consisting primarily of furniture and leasehold improvements. In comparison to the first nine months of fiscal 2008, which also included $4.1 million related to the escrow release from the NetCache acquisition and net purchases of investment securities of $15.2 million.

Net cash provided by financing activities was $86.4 million for the first nine months of fiscal 2009, compared to $27.3 million provided in the same period last year. The increase in financing activities was primarily due to the net proceeds of $79.7 million from our issuance of convertible notes. The net cash provided by our financing activities for the first nine months of fiscal 2008 primarily consisted of the proceeds from the exercise of employee stock options and purchases of our stock under our employee stock purchase plan.

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

On June 20, 2008, we amended the lease for our corporate headquarters. Pursuant to the lease amendment, we added 116,586 additional square feet of space and extended the term of the original lease through November 30, 2015. The lease amendment provides for an annualized base rent ranging from $2.7 million to $3.4 million for the new premises during the term of the lease applicable to the new premises, which commenced on November 1, 2008. The lease amendment provides for an annualized base rent ranging from $2.9 million to $3.4 million for the existing premises during the extension term, which commences on September 1, 2010.

As of January 31, 2009, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Total
2009 (remaining three months)	$3,107
2010	11,110
2011	10,510
2012	10,271
2013	10,217
Thereafter	22,246

Future minimum lease payments	67,461
Less: minimum payment to be received from sublease	(17,534)

Total future minimum lease payments, net	$49,927

Lease commitments include future minimum rent payments for several facilities that we will vacate pursuant to our Packeteer post-acquisition integration activities.

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation at January 31, 2009 under these arrangements was $9.3 million.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of January 31, 2009, we had cash and cash equivalents of $110.9 million and restricted cash of $0.8 million. These amounts are primarily held in money market funds. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We develop products in the United States and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Because all of our sales are currently billed and collected in U.S. dollars, a strengthening of the dollar could make our products less price-competitive in foreign markets. If the events described above were to occur, our net revenue and earnings could be seriously impacted, since a significant portion of our net revenue and earnings are derived from international operations. For the three and nine months ended January 31, 2009, approximately 61.9% and 58.0%, respectively, of our total net revenue was derived from customers outside of North America. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. However, we do not consider the market risk associated with our international operations to be material.

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

We have added a new risk factor affecting our business, entitled “Changes in our global distribution practices may harm our business”, since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended April 30, 2008. We also have updated a number of those risk factors to reflect our acquisition of Packeteer and various other developments in our business since that time. There have been no material changes in our assessment of the risk factors that we have updated. All of our risk factors are included below.

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

Our revenues and margins are dependent on various economic factors, including rates of inflation, currency fluctuations, energy costs, levels of consumer sentiment, and other macroeconomic factors which may impact levels of business spending. These conditions, including the current turmoil in the global credit markets, may affect corporate spending for IT products and services in specific geographies or more broadly, and could result in:

•	a significant reduction in our net revenue, gross margin and operating margin;

•	increased price competition for our products and services;

•	risk of excess and obsolete inventory;

•	higher overhead costs as a percentage of net revenue;

•	a reduced ability to collect customer receivables;

•	difficulty in accurately forecasting demand for our products and services;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our products and services; and

•	insolvency or credit difficulties confronting our key suppliers, which could disrupt our supply chain.

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

We continue to see competition with respect to cash and equity compensation offered by employers in the Silicon Valley, and in other areas where we have operations, that may make it more difficult to attract and retain highly qualified employees. The majority of our employees, including our senior management personnel, are employed on an “at-will” basis, which may make it easier for key employees to leave us and move to new employment. Our inability to timely hire replacement or additional employees may impact our operations, since new hires frequently require extensive training before they achieve desired levels of productivity. This may affect our ability to grow our net revenue. In particular, new sales personnel typically take a number of months to achieve acceptable productivity and generate the expected level of sales.

We rely significantly on third party sales channel partners to sell our products.

A significant amount of our revenue is generated through sales by our sales channel partners, which include distributors and resellers. During fiscal 2008, approximately 96.4% of our revenue was generated through our indirect sales channels and during the first nine months of fiscal 2009, approximately 97.7% of our revenue was generated through our indirect sales channels. We depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and add new sales channel partners and effectively train and integrate them with our sales process. If we are unsuccessful in those efforts, our business will not grow and our operating results will be adversely affected.

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

We currently have operations in a number of foreign countries. In fiscal 2008, 53.2% of our total net revenue was derived from customers outside of North America and during the first nine months of fiscal 2009, 58.0% of our total net revenue was derived from customers outside of North America; thus, our business is substantially dependent on economic conditions and IT spending in markets outside North America. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

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

During the first nine months of fiscal 2009, we continued to incur substantial expenses for legal services related to the matters addressed above.

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

As of January 31, 2009, we had 22 issued U.S. patents, 36 pending U.S. patent applications (provisional and non-provisional), and 1 pending foreign patent applications, and Packeteer had 60 issued U.S. patents, 63 pending U.S. patent applications (provisional and non-provisional), 1 foreign issued patent and 4 pending foreign patent applications. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. As well, our appliance may be used to block content from being accessed. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with our customers, for defamation, negligence, intellectual property infringement, personal injury, censorship, invasion of privacy or other legal theories based on the nature, content, copying or modification of this content. As of January 31, 2009, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

Changes in our global distribution practices may harm our business.

We are in the process of revising our global distribution practices and intend to transition to exclusive use of non-stocking distributors worldwide during the first two quarters of fiscal 2010. While this will not materially affect our practices in North America, it will constitute a significant change in certain other regions. The success of this change will depend on our ability to implement new systems and processes, and our ability to forecast our requirements for inventory. If we fail to successfully implement such systems or processes, or to forecast our requirements, we may be unable to fulfill customer orders or may have excess inventory on our books at the end of a quarter, each of which could adversely affect our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description

3.8	Amended and Restated Bylaws (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s 8-K filed with the Commission on February 27, 2009).

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 10, 2009