Form 10-K
period 2009-04-30
BLUE COAT SYSTEMS INC
filed 2009-06-22
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $508,717,773 as of October 31, 2008, which is the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Stock Market LLC reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 39,735,730 of the registrant’s Common Stock issued and outstanding as of June 17, 2009.

Documents Incorporated by Reference:

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual stockholders’ meeting to be held on October 2, 2009.

BLUE COAT SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies (including our acquisition of Packeteer, Inc.), as well as internally developed technologies; the expansion and effectiveness of our direct sales force, distribution channel, and marketing activities, including the realignment of our sales force and changes in our global fulfillment model; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

PART I.

Item 1. Business

Blue Coat Systems, Inc., also referred to in this report as “we” or “us,” designs, develops and sells products and services that optimize and secure the delivery of business applications and other information to distributed users over a Wide Area Network (“WAN”), or the public Internet (also known as the Web). Our products provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed to optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers. In addition to optimizing the performance and delivery of applications, our products enable our end user customers to secure their Internet gateways and remote computer systems by providing protection from malicious code, or malware, and objectionable content. We call this “intelligent application and user control.”

Our product and service offerings are focused on the emerging market for Application Delivery Network infrastructure products and services. This market addresses the need of enterprises with multiple offices and geographically decentralized employees (“distributed enterprises”) to more efficiently and effectively use and secure their critical business applications and networks. We believe there are three key functions that must be provided by an Application Delivery Network. They are:

•

Visibility of applications and users on the network to enable distributed enterprises to discover, classify, prioritize and monitor applications, content and users according to their corporate IT policies. With centralized visibility into its application traffic, an enterprise can more efficiently monitor end user application response times and align its network investments with changing business requirements.

•

Acceleration and optimization of the delivery of internal, external, real-time and customized applications across the networks of distributed enterprises. Optimizing the delivery of business-critical applications to provide faster response times enables an enterprise to more efficiently utilize existing bandwidth and to increase its users’ productivity.

•

Security of the delivery of business applications and protection from malware, spyware or other malicious threats, together with centrally managed policy enforcement that enables an enterprise to set, enforce and measure compliance with its corporate IT policies. When combined with visibility, policy controls offer enterprises multiple layers of network security from malicious threats and content.

Our products may be used individually or may be integrated as key elements of an Application Delivery Network infrastructure.

Our primary end user customers are medium and large distributed enterprises, including finance, government, healthcare, education and other business enterprises. Distributed enterprises deploy our products in their data centers, branch offices, Internet gateways and mobile devices worldwide. At April 30, 2009, our customers included over 80 percent of the Fortune Global 500 enterprises and nine of the ten largest telecommunication service providers in the world.

Corporate Background

We were incorporated in Delaware, as Web Appliance Inc, on March 13, 1996. We changed our name to CacheFlow, Inc. on March 25, 1996, and completed our initial public offering on November 19, 1999. On August 21, 2002, we changed our name to Blue Coat Systems, Inc., and our ticker symbol for our common stock from CFLO to BCSI.

On August 16, 2007, our Board of Directors approved a two-for-one forward stock split of our common stock. The stock split was effected by the issuance of a stock dividend of one share of our common stock for each share of our common stock issued and outstanding as of the record date of September 13, 2007. Our common stock began trading under that split adjustment at the opening of the NASDAQ Global Market on October 4, 2007. In January 2008, we commenced trading on the NASDAQ Global Select Market. Our number of authorized shares of common stock and preferred stock has remained at 200 million and 10 million, respectively, since our incorporation. All share and per share amounts in this Annual Report on Form 10-K, and in the accompanying consolidated financial statements and notes thereto, reflect the forward split for all periods presented.

On June 6, 2008, we acquired Packeteer Inc. (“Packeteer”), a pioneer in delivering sophisticated WAN traffic prioritization through the development and sale of application classification and performance management technologies and products. As a consequence of that acquisition, we added the PacketShaper®, Policy Center and IntelligenceCenter® products formerly sold by Packeteer to our product line.

Our Strategy

We offer products and services designed to create an Application Delivery Network infrastructure that optimizes and secures the flow of information to network users across the distributed enterprise. Our strategy is to establish and lead the emerging market for Application Delivery Network infrastructure products and services. We believe these products and services solve the three key business challenges facing our customers today:

•

The need to contain costs, to understand how to maximize the return on their existing network investments and to make more informed decisions and investments with respect to scaling their networks to meet business requirements;

•	The slow, unpredictable access to applications and content, and resulting detrimental impact on user productivity, caused by increased reliance on the WAN and the Internet; and

•	The proliferation of security and compliance risk and threats resulting from the widespread use of the Internet.

Products

We organize our products into three families: Secure Web Gateway Products, Wan Optimization Products and Application Performance Monitoring Products.

Secure Web Gateway Products

Since 2002, we have designed, developed and sold proxy appliances used to control and secure communications for users of a corporate network accessing content on the Internet. These appliances are located at the customer’s Internet gateway, which is the point where the corporate network connects to the Internet. The performance of our proxy appliances has enabled us to establish a leadership position in the market for Secure Web Gateway products.

One of the key strengths of our appliances is our advanced proxy technology. Our proxy appliance acts as a middleman between users and various applications or Internet content. Users communicate with the proxy appliance on one side of the transaction, and applications and Internet content communicate with the proxy appliance on the other side of the transaction. There are two separate connections, both controlled and managed by the proxy appliance. Consequently, no content can get past the appliance unless it is in accordance with an IT policy that is set by the customer’s IT organization and that is automatically enforced by the appliance. This enables our proxy appliances to protect businesses from many of the security dangers, such as malware, spyware and viruses, that can arise from using the Internet.

Our Secure Web Gateway products can perform the following functions to provide more secure communications with the Internet:

•	Prevent the installation of spyware and other malicious code on individual user computers and reduce the network’s exposure to security vulnerabilities without comprising its performance.

•

Identify and block security threats arising from the use of the SSL, or Secure Sockets Layer, protocol. While the use of SSL improves security by encrypting confidential data communicated over the Web, it may also provide a means to disguise viruses, worms and other security threats and allow them to enter the network.

•	Limit or block the use of peer-to-peer (P2P) applications, such as instant messaging (IM), Skype and BitTorrent, to prevent the leakage of proprietary or confidential information.

•

Provide users the ability to proactively manage or block specific types of Web content from entering the corporate network in order to prevent potential security breaches and to block employees from viewing inappropriate content when using the company’s computer systems.

•

Automatically validate a user who requests access to secure corporate content. Our appliances interface with virtually all leading identity authentication systems including: NT LAN Manager, RADIUS, LDAP and Active Directory.

•	Provide Web anti-virus (“AV”) protection by automatically scanning and blocking viruses and other potentially malicious network traffic using leading third party anti-virus products.

As of April 30, 2009, our products that principally address the Secure Web Gateway market are:

ProxyAV™ Appliance

Our Blue Coat ProxyAV family of Web anti-virus appliances enables enterprises to scan for viruses, worms, spyware and Trojans at the Internet gateway before permitting communications to enter the corporate network. Such infected communications frequently arrive through so-called “backdoors,” such as personal Web email accounts, Web spam or email spam (that activates Trojan downloads without the user’s consent), and browser-based file downloads that bypass existing virus scanning mechanisms. A ProxyAV appliance, when implemented in combination with a ProxySG® appliance, provides scalable virus scanning, and also provides the IT administrator with comprehensive visibility into and control of enterprise Web communications. The ProxyAV appliance uses virus scanning software from leading anti-virus vendors such as Sophos, McAfee, Symantec, Panda and Kaspersky Labs.

Blue Coat WebFilter Product

Our Blue Coat WebFilter product is a content filtering database that operates on our ProxySG appliances. It helps enterprises and service providers protect their users and networks from Internet threats and inappropriate content and traffic, such as adult content, spyware, phishing attacks, peer-to-peer (P2P) traffic, instant messaging (IM), viral content and streaming traffic. Our WebFilter product provides a comprehensive database that is organized into relevant and useful categories.

In addition to our proprietary WebFilter product, our ProxySG appliances also support the use of third party content filtering databases, including those offered by McAfee, Inc. and Websense, Inc.

WAN Optimization Products

During fiscal 2007, we extended our focus to address the need to improve the performance and availability of critical business applications delivered across the WAN to users across the distributed enterprise, a capability that is commonly defined as “WAN optimization” or “WAN acceleration.”

Our WAN Optimization products are delivered by the same ProxySG appliances that enable our Secure Web Gateway technologies and are designed to help distributed enterprises optimize and secure the delivery of their business applications. They enable network administrators to set and enforce corporate IT policies to protect information from theft and loss. In addition, they provide the ability to manage recreational traffic to ensure business-critical applications have adequate bandwidth during peak demand. Our WAN Optimization technology provides five key capabilities that optimize the delivery of business applications to users across the distributed enterprise, including:

•	Bandwidth management—the ability to assign a set level of bandwidth to specific users and applications and prioritize delivery of that traffic over the WAN.

•	Protocol optimization—a technique that enhances the efficiency of protocols by reducing the communication required between the user and the application.

•	Object caching—a technique where reusable content is stored on the appliance eliminating the need to repeatedly transfer the same information across the WAN.

•	Byte caching—a technique that assigns, stores and uses abbreviated expressions that represent repetitive WAN traffic, which conserves bandwidth and accelerates delivery of the application.

•	Compression—a technique that uses an industry standard algorithm to package and unpackage information for efficient transmission across the WAN.

Our WAN Optimization technology is also designed to improve the performance of real-time and encrypted applications, including streaming video, encrypted SSL applications and applications hosted by third parties and accessed over the Internet.

Our appliances are deployed in both centralized data centers and in branch offices. In addition, we make WAN Optimization functionality available as client-based software for users requiring optimized application performance while working outside of the corporate network or at offices where an appliance is not installed.

As of April 30, 2009, our products that address the WAN Optimization market (some of which may also be used in connection with Secure Web Gateway and Application Performance Monitoring applications) are:

ProxySG Appliance

Our Blue Coat ProxySG® family of proxy appliances serves as the foundation for both our Secure Web Gateway products and our WAN Optimization offerings. The appliance, when appropriately configured, may be placed at the Internet gateway, to provide security with respect to Web-based communications, or may be placed at connection points for entry to or exit from a WAN (or “WAN links”) to enhance and accelerate the performance of business applications over that WAN.

ProxySG appliances are designed for simple management and installation by our customers and to easily integrate with the customer’s existing security and network infrastructure. They are ICSA-certified and are available in four different models. They are available in a broad range of configurations to support all network users in an organization, regardless of their physical location.

Our ProxySG appliances run our proprietary SGOS™ operating system, which is specifically designed to support the security, acceleration and policy control features of those appliances. We upgraded our SGOS operating system in March 2009, with the release of version 5.4, to make the appliances easier to install and configure.

Our Blue Coat ProxyClient software can be administered with the ProxySG management console for easy provisioning, configuration and maintenance and is designed for use on a desktop or laptop computer that is located at a remote site without a ProxySG Appliance or that is used by a mobile user. The software uses the caching, compression and protocol optimization technologies employed in our ProxySG appliance, to accelerate the delivery of business applications accessed by these remote computers. This provides the user with performance that is similar to that provided by a large WAN that uses a ProxySG appliance.

ProxyRA Appliance

Our Blue Coat ProxyRA appliances are installed at the headquarters of an enterprise and enable authorized mobile users to securely connect to a corporate network through a mobile client device (such as a laptop, PDA or airport kiosk computer). Our ProxyRA appliances use application-independent proxy architecture and proprietary connector technology to provide the following features:

•	On-demand access to Web and non-Web applications without the need to install virtual private network (VPN) or other special software on the client device.

•	Comprehensive support to protect client devices not managed by the enterprise’s IT department, including features to block inadvertent or malicious information leakage to or from the client device.

•	Integrated security services for communications between the corporate network and the client device, including monitoring for encryption and spyware and implementing policy-based controls.

Blue Coat Reporter Software

Our Blue Coat Reporter software collects transaction log data and uses this data to produce both pre-defined and custom reports relating to the performance and security of user activities on the enterprise’s WAN. The information in these reports can be used by the IT administrator to appropriately adjust policies or take other actions to enhance the security or performance of the WAN.

Blue Coat Director Appliance

Our Blue Coat Director appliance provides centralized management of an enterprise’s Blue Coat ProxySG appliances. It provides IT administrators with the ability to create standard configurations and automate the deployment of Blue Coat appliances across the distributed enterprise, to monitor and enforce security policies, and to respond to sudden network changes, including disasters and outages, in real time so that problems can be addressed before end users are impacted.

Application Performance Monitoring Products

In June 2008, we acquired Packeteer in part to add to our product portfolio products that identify and classify the applications on the network and monitor application response times and utilization. As of April 30, 2009, our products that principally address the Application Performance Monitoring market are:

Blue Coat PacketShaper Appliance

Our Blue Coat PacketShaper appliances provide granular visibility into network utilization and application performance, and utilize classification, analysis and reporting technology. The appliance supports three discrete software modules that provide specific functionality:

•	Monitoring Module: This module identifies and classifies network applications, and monitors their performance and behavior.

•	Shaping Module: This module provides Quality of Service (QoS) provisioning to control network traffic so that critical applications run in a predictable and efficient manner.

•	Compression Module: This module compresses application data to reduce the consumption of bandwidth and to improve application response times.

In December 2008, we released a software plug-in that enables a PacketShaper appliance to provide granular visibility into the optimized traffic flowing through a ProxySG appliance. The PacketShaper appliance can then analyze this traffic to distinguish and prioritize the traffic for optimal application delivery. For instance, it can differentiate critical internal business applications from recreational Internet traffic, and provide priority to critical applications.

Blue Coat PolicyCenter Software

Our Blue Coat PolicyCenter software provides IT administrators with the ability to centrally manage the configuration, policy management, software distribution and adaptive response tracking of multiple PacketShaper appliances. PolicyCenter also provides IT administrators with the ability to ensure that application performance and bandwidth utilization are aligned with business demands, whether for several appliances deployed at individual sites or distributed globally.

Blue Coat IntelligenceCenter Software

Our Blue Coat IntelligenceCenter software provides application performance monitoring for PacketShaper appliances deployed across the distributed enterprise. By collecting, correlating and reporting information about business critical applications, it provides IT administrators with the ability to:

•	Provide reports on application and network utilization;

•	Track performance of business critical applications against service level agreements (SLAs);

•	Track performance of Voice over IP (VoIP) applications;

•	Quickly identify and diagnose performance problems; and

•	Identify rogue applications on the network.

Services and Support

We maintain a worldwide service and support organization that provides a broad range of service options to our customers, including warranty and technical support, professional services and product training. Hardware and software support is managed and delivered by our Customer Service & Support organization and through a network of channel support and logistics partners.

Under our BlueTouch™ support program, we sell and deliver services both directly and through our channel partners, including BlueTouch Support Partners, and we make services available at direct and Authorized Training Center locations. Under this support program, our global call centers provide front and back-line services in a 24x7 follow-the-sun model for service delivery to our end user customers and our authorized channel partners.

Sales

Our worldwide sales strategy employs multiple channels of distribution to provide complementary personnel, tactics, approaches and capabilities to address existing and prospective end user customers based upon the size of the end user customer and its purchasing practices. While historically we have assigned territory-based sales teams to provide sales coverage, we have tiered our sales model in fiscal 2010 to provide sales managers focused on the level of sales opportunity. We also have allocated and aligned our sales support personnel, such as sales engineers, based on their skill sets, rather than assigning them to a single sales team.

Our sales model includes a direct sales organization comprised of sales representatives or account managers and systems engineers; an inside sales team; and a channel partner organization comprised of third party resellers and distributors (collectively, our “channel partners”). During fiscal 2009, approximately 98% of our sales were made through our channel partners and one channel partner customer, Alternative Data Technology, Inc., accounted for 12.4% of our net revenue.

Our end user customers are categorized as strategic, large enterprise or mid-market based upon market segmentation, and each category is supported by the appropriate level of our direct sales organization, including account and territory managers focused on strategic, large enterprise and mid-market end users and system engineers that support these sales efforts together with our distributors and value-added resellers. We also use an inside sales force to develop, qualify and direct leads to appropriate account managers or channel partners.

In addition to our direct and inside sales roles, we also have a channel sales organization directed at enabling and growing the revenue contribution of our channel partners. Our channel sales organization drives sales and technical education, co-marketing programs, and demonstration equipment and support programs, either directly or through our value added channel partners. It is responsible for the identification, development and support of local and regional third party resellers, global systems integrators and service providers.

Marketing

Our marketing investments are focused on increasing the awareness of the Blue Coat brand and products among both traditional IT decision makers (network and security managers and administrators) and strategic IT decision makers (CIOs and their direct staff); educating the market about the business and technology challenges that drive the need for Application Delivery Networks, including Application Performance Monitoring, WAN Optimization and Secure Web Gateway products; and creating demand for our products, services and capabilities. We develop marketing programs to support the sale and distribution of our products and services, and to inform existing and prospective customers within our target market segments about the capabilities and benefits of our products.

Our strategic marketing investments include a global brand advertising campaign intended to increase awareness of Blue Coat among strategic IT decision makers. Our worldwide marketing efforts include participation in industry trade shows, informational seminars, preparation of competitive analyses, sales training, maintenance of our Web site, advertising, public relations, industry analyst relations and preparation of collateral and documentation regarding our products and services. In addition, we provide similar types of marketing support for our major channel partners and technology integration partners worldwide.

Research and Development

We believe that strong product development capabilities are essential to our continued success and growth. Our current research and development efforts are primarily focused on adding new features and strengthening existing features that extend the acceleration and security capabilities of our WAN Optimization products and enhancing the reliability, ease of use and installation and support of those products. At the same time, we are continuing to enhance the capabilities of our Secure Web Gateway and Application Monitoring products by adding new features and strengthening existing features.

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

While we anticipate that most enhancements to our existing and future products will be accomplished by internal development, we currently license certain technologies from third parties and will continue to evaluate externally developed products and technology for integration with our products. As well, we have acquired third party businesses, technologies and products to expand our capabilities and market, and may continue to do so in the future.

Research and development expense was $76.7 million, $51.6 million, and $39.9 million for the fiscal years 2009, 2008, and 2007, respectively, including stock-based compensation expense attributable to our research and development organization of $5.3 million, $5.0 million, and $3.3 million, respectively.

Manufacturing

We currently outsource the manufacturing of our appliances and principally use industry standard parts and components that are available from multiple vendors. This approach allows us to reduce our investment in manufacturing equipment, facilities and raw material inventory, and to take advantage of the expertise of our vendors. We have limited sources of supply for certain key components of our products, which exposes us to the risk of component shortages or unavailability. We have contracted with SMTC Corporation to manufacture certain of our current product offerings. We have contracted with MiTAC International Corporation, Inventec Corporation and Lanner Electronics, Inc. to design and manufacture certain of our current product offerings. We also have contracted with Menlo Worldwide Logistics and Synnex Corporation to load our software on our appliances, test our products prior to final delivery and provide fulfillment servicing for our products. Each of these agreements is non-exclusive.

In fiscal 2009, we developed a plan to revise our global logistics practices to ship directly to our end user customers and value-added resellers worldwide. We will be implementing these revised practices in fiscal 2010. We believe that this model will prove more efficient and cost-effective, and will result in a higher level of customer satisfaction.

Our internal manufacturing operations consist primarily of project management, prototype development, materials and production planning, quality and reliability assurance and procurement services, as required in support of our relationships with our outsourced manufacturing partners.

Backlog

Our backlog is comprised of amounts for orders that we have accepted, but not shipped, and deferred revenue. Deferred revenue includes revenue from products that have shipped to distributors, but have not yet shipped to end customers; the unearned portion of service and maintenance contracts; and product shipments that do not yet qualify as revenue in accordance with our revenue recognition policy. Our backlog was approximately $136.2 million at April 30, 2009 compared to $92.8 million at April 30, 2008, which represented an increase of $43.4 million. The deferred revenue portion of our backlog increased by $41.0 million at April 30, 2009 compared to the prior fiscal year, as a result of a $35.1 million increase in new service contracts sold with our appliances and the renewal of service contracts, offset by a $5.9 million reduction in inventory held by our distributors due to distributor inventory management in anticipation of our change to our new fulfillment model during fiscal 2010, which will involve our direct shipment to end user customers and value-added resellers. Once this transition is complete in fiscal 2010, our distributors will no longer hold inventory and, consequently, distributor inventory stocking orders will no longer be included in our backlog. Our backlog of orders accepted, but not shipped, increased by $2.4 million during the period due primarily to increased customer orders in the third month of the fourth quarter of fiscal 2009. However, due to occasional customer changes in delivery schedules or cancellation of orders prior to shipment (which may be made without significant penalty), we do not believe this backlog to be firm or that backlog is a reliable indicator of future revenue levels.

As a result of our typical sales patterns, we usually have more sales in the last month of a fiscal quarter than we do in each of the first two months.

Competition

We are a market and technology leader in the Secure Web Gateway market, although we may face increased competition in this market given recent consolidations. Our principal competitors in this market are McAfee, Inc., through its acquisition of Secure Computing Corporation; Websense, Inc.; and Cisco Systems, Inc.

We commercially released our first product directed at the WAN Optimization market in May 2006. This is a market that is intensely competitive and evolving and subject to rapid technological change. We expect competition to increase in the future. Our principal competitors in this market are Riverbed Technology, Inc.,

Cisco Systems, Inc., Juniper Networks, Inc. and Citrix Systems, Inc., through its acquisition of Orbital Data Corp. In addition, we expect additional competition from other established and emerging companies as the WAN Optimization market continues to develop and expand and as consolidation occurs.

We acquired Packeteer in June 2008, marking our entry into the Application Performance Monitoring market. This is a market that is likely to become increasingly competitive in an environment of constrained IT budgets and cost containment initiatives. Our principal competitors in this market are NetQoS, Netscout and Opnet. We also expect competition in this area from Riverbed Technology, Inc. through its acquisition of Mazu Networks in January 2009.

The primary factors considered by our customers in selecting an appropriate solution include product characteristics such as reliability, feature sets, scalability and ease of use, as well as factors such as price and the availability and quality of customer support.

Environment

We are subject to regulations that have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) regulations adopted by the European Union. As well, we are engaging in efforts to design and develop our products in a manner that will improve their energy efficiency and will enhance the ability to recycle them.

In March 2009, we announced a new program to encourage end user customers who have replaced outdated Blue Coat appliances with current models to return the outdated appliances to us, at no charge, for component reuse or recycling. The goal of the program is to reduce Blue Coat product waste destined for landfills, as well as to generate cost savings. It is projected that proceeds from the recycling and reuse program will cover the costs of the service and potentially result in operational savings.

Through our company-wide BluePlanet™ program, we are taking steps to educate our employees about environmental matters and to encourage them to act in an environmentally responsible manner, and are installing energy and water conserving devices in our principal corporate offices. We are actively seeking to reduce our global carbon footprint by reducing our business travel, and are upgrading our video-conferencing facilities to support this initiative. We anticipate that some of these programs, particularly our travel reduction program, may result in operational savings.

To date, our compliance with federal, state, local, and foreign laws enacted for the protection of the environment has not materially affected our capital expenditures, earnings or competitive position.

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

As of April 30, 2009, we had 82 issued U.S. patents, 97 pending U.S. patent applications (provisional and non-provisional), 2 foreign issued patents and 8 pending foreign patent applications. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of patents or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

There can be no assurance or guarantee that any products, services or technologies that we are presently developing, or will develop in the future, will result in intellectual property that is protectable under law, whether in the United States or a foreign jurisdiction, that such intellectual property will produce competitive advantage for us, or that the intellectual property of competitors will not restrict our freedom to operate or put us at a competitive disadvantage. From time to time we may and do receive notices from third parties alleging infringement of patents or other intellectual property rights or offering licenses under such intellectual property rights. While it is our policy to respect the legitimate intellectual property rights of others, we may defend against such claims or seek to negotiate licenses on commercially reasonable terms or otherwise settle such claims, where appropriate. There has been a substantial amount of litigation over intellectual property rights in our industry, including from third parties that are not competitors, and we expect this to continue. Hence, third parties may claim that we, or our customers (including end users) or our current or future products, infringe their intellectual property rights, and any such claims, whether with or without merit, could be time-consuming, result in costly litigation, result in the assessment of damages, result in management distraction, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Employees

As of April 30, 2009, we had a total of 1,434 full-time employees, comprised of 469 in sales, 368 in research and development, 287 in customer support, 197 in general and administrative, 53 in manufacturing and 60 in marketing. Of these employees, 924 were located in North America and 510 were located in various other international locations. None of our employees are represented by collective bargaining agreements, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Financial Information About Geographic Areas

We conduct business worldwide. Net revenue is attributed to geographic areas based on the location of the customers. A summary of net revenue by geographic area is contained in Note 13 of Notes to Consolidated Financial Statements.

Seasonality

We do not believe that our business is seasonal; however, our quarterly business can fluctuate due to the calendar year-ends of our customers and distributors, as well as the U.S. federal budget cycle.

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

Our quarterly operating results fluctuate significantly, are difficult to predict and may not meet our guidance or third party expectations.

Our net revenue and operating results have in the past, and may in the future, vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, including the current economic environment and market uncertainty. These factors limit our ability to accurately predict our operating results on a quarterly basis and include factors discussed throughout this “Risk Factors” section, including the following:

•	Macroeconomic conditions in our market, either domestic or international, as well as the level of discretionary IT spending;

•	The timing, size and mix of orders from customers, including the timing of large orders;

•	Fluctuations in demand for our products and services;

•	The markets in which we compete are evolving;

•	Variability and unpredictability in the rate of growth in the markets in which we compete;

•	Our ability to continue to increase our market share consistent with past rates of increase;

•	Our variable sales cycles, which may lengthen as the complexity of products and competition in our market increases and as a consequence of the current economic environment;

•	The level of competition in our markets, including the consequences of new entrants, consolidation, technological innovation or substantial price discounting;

•	Market acceptance of our new products and product enhancements and our services;

•	Product announcements, introductions, transitions and enhancements by us or our competitors, and resulting in deferrals of customer orders;

•	Technological changes in our markets;

•	The quality and level of our execution of our business strategy and operating plan;

•	The level of industry consolidation among our competitors and customers;

•	Changes in accounting rules and policies; and

•	The need to recognize certain revenue ratably over a defined period or to defer revenue recognition to a later period.

A high percentage of our expenses, including those related to manufacturing overhead, service and support, research and development, sales and marketing, and general and administrative functions are generally fixed in nature in the short term. As a result, if our net revenue is less than forecast, such expenses cannot effectively be reduced to compensate for the revenue shortfall and our quarterly operating results will be adversely affected.

We believe that quarter-to-quarter comparisons of our operating results should not necessarily be relied upon as indicators of our future performance. In the past our quarterly results have on occasion failed to meet our quarterly guidance and the expectations of public market analysts or investors, and it is likely that this will occur in the future. If this occurs our stock price likely will decline, and may decline significantly. Such a decline may also occur even when we meet our published guidance, but our results or future guidance fail to meet third party expectations.

Economic uncertainty and adverse macroeconomic conditions may harm our business.

Our revenues and margins are dependent on various economic factors, including rates of inflation, currency fluctuations, energy costs, levels of consumer sentiment and other macroeconomic factors, which may impact levels of business spending. These conditions, including the current uncertainties in the global credit markets, may adversely affect corporate spending for IT products and services in specific geographies or more broadly, and could result in:

•	a significant reduction in our net revenue, gross margin and operating margin;

•	increased price competition for our products and services;

•	risk of excess and obsolete inventory;

•	higher overhead costs as a percentage of net revenue;

•	difficulty in accurately forecasting demand for our products and services;

•	insolvency or credit difficulties confronting our customers and channel partners, affecting their ability to purchase or pay for our products and services; and

•	insolvency or credit difficulties confronting our key suppliers, which could disrupt our supply chain.

In addition, a significant percentage of our operating expenses are generally fixed in nature, particularly in the short term, which could limit our ability to mitigate any negative impact on our profit margins.

Recent adverse economic and market conditions in the United States and globally have resulted in delays in closing customer orders and such delays may continue in the future. Continued uncertainty or deterioration in these macroeconomic conditions could materially impact our business, financial condition and results of operations.

The market for Application Delivery Network infrastructure products and services is intensely competitive and certain of our competitors have greater resources.

Our products and services focus on the emerging market for Application Delivery Network infrastructure products and services. This market is intensely competitive, and the intensity of this competition is expected to increase, particularly given current economic pressures and industry consolidation. Such increased competition may result in price reductions, reduced margins and loss of market share, any one of which could seriously impact our business, financial condition and results of operations. We may not be able to compete successfully against current or future competitors, including those resulting from consolidation, and we cannot be certain that the competitive pressures we face will not seriously impact our business. In addition, we expect that there will be competition from other established and emerging companies as the market for Application Delivery Network infrastructure products and services continues to develop and expand.

Some of our current and potential competitors have longer operating histories; significantly greater financial, technical, sales and marketing resources; significantly greater name recognition; and a larger installed base of customers than we do. Such competitors also may have well-established relationships with our current and potential customers and extensive knowledge of our industry. As a result, those competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. They also may make strategic acquisitions or establish cooperative relationships among themselves or with other providers, thereby increasing their ability to provide a broader suite of products, and potentially causing customers to defer purchasing decisions. Also, larger competitors may be able to integrate some of the functionality of our products into existing infrastructure products or to bundle Application Delivery Network infrastructure products and services with other product offerings. Finally, they may engage in aggressive pricing strategies or discounting. Any of the foregoing may limit our ability to compete effectively in the market and adversely affect our business, financial condition and results of operations.

We rely significantly on third party sales channel partners to sell our products.

Substantially all of our revenue is generated through sales by our channel partners, which include distributors and value added resellers. During fiscal 2009, approximately 98% of our revenue was generated through our channel partners. We depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and to add new sales channel partners and effectively train and integrate them with our sales process. If we are unsuccessful in those efforts, this will limit our ability to grow our business and our operating results will be adversely affected.

Our products are complex, and there can be no assurance that the sales training programs that are offered to our sales channel partners will always be effective. In addition, our sales channel partners may be unsuccessful in marketing, selling and supporting our products and services for reasons unrelated to training. Most of our sales channel partners do not have minimum purchase or resale requirements, and may cease selling our products at any time. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of products competitive to ours. There is no assurance that we will retain these sales channel partners or that we will be able to secure additional or replacement sales channel partners in the future. The loss of one or more of our key sales channel partners in a given geographic area could harm our operating results within that area, as new sales channel partners typically require extensive training and take several months to achieve acceptable productivity.

We also depend on some of our sales channel partners to deliver first line service and support for our products. Any significant failure on their part to provide such service and support could impact customer satisfaction and future sales of our products. We historically have recognized a portion of our revenue based on a sell-through model using information provided by our distributors that stock our products. If we are provided with inaccurate or untimely information, the amount, timing or accuracy of our reported net revenue could be affected.

While we require that our third party sales channel partners comply with applicable regulatory requirements, they could engage in behavior or practices that expose us to legal or reputational risk.

We depend on single and, in some cases, limited source suppliers for several key products and components of products.

We have limited sources of supply for certain key components of our products, which exposes us to the risk of component shortages or unavailability. In addition, we are unable to rapidly change quantities and delivery schedules because the procurement of certain components is subject to lengthy lead times and the qualification of additional or alternate sources is time consuming, costly and difficult. In the event our business growth exceeds our projections, or required components are otherwise in scarce supply, we may be subject to shortages, delays or unavailability of such components, or potential price increases, which may be substantial. If we are unable to secure sufficient components at reasonable prices in order to timely build our products, customer shipments may be delayed. This would adversely affect both our relationships with those customers and our net revenue. Alternatively, we may pay increased prices, which would impact our gross margin. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We are dependent on original design manufacturers, contract manufacturers and third party logistics providers to design and manufacture our products and to fulfill orders for our products.

We depend primarily on original design manufacturers (each of which is a third party original design manufacturer for numerous companies) to co-design and co-develop the hardware platform for our products. We also depend on independent contract manufacturers (each of which is a third party manufacturer for numerous companies) to manufacture and fulfill our products. These supply chain partners are not committed to design or manufacture our products, or to fulfill orders for our products, on a long-term basis in any specific quantity or at any specific price. Also, from time to time, we may be required to add new supply chain partner relationships or new manufacturing or fulfillment sites to accommodate growth in orders or the addition of new products. It is time consuming and costly to qualify and implement new supply chain partner relationships and new manufacturing or fulfillment sites, and such additions increase the complexity of our supply chain management. Our ability to ship products to our customers could be delayed if we fail to effectively manage our supply chain partner relationships; if one or more of our design manufacturers does not meet our development schedules; if one or more of our contract manufacturers experiences delays, disruptions or quality control problems in manufacturing our products; or if one or more of our third party logistics providers experiences delays or disruptions or otherwise fails to meet our fulfillment schedules; or if we are required to add or replace design manufacturers, contract manufacturers, third party logistics providers or fulfillment sites. In addition, these supply chain partners have access to certain of our critical confidential information and could wrongly disclose such information. Moreover, an increasing portion of our manufacturing is performed outside the United States and is, therefore, subject to risks associated with doing business in foreign countries. Each of these factors could adversely affect our business, financial condition and results of operations.

If we fail to accurately predict our manufacturing requirements and manage our supply chain we could incur additional costs or experience manufacturing delays that could harm our business.

We provide forecasts of our requirements to our supply chain partners on a rolling 12-month basis. If our forecast exceeds our actual requirements, a supply chain partner may assess additional charges or we may have liability for excess inventory, each of which could negatively affect our gross margin. If our forecast is less than our actual requirements, the applicable supply chain partner may have insufficient time or components to produce or fulfill our product requirements, which could delay or interrupt manufacturing of our products or fulfillment of orders for our products, and result in delays in shipments, customer dissatisfaction, and deferral or loss of revenue. As well, we may be required to purchase sufficient inventory to satisfy our future needs in situations where a component or product is being discontinued. If we fail to accurately predict our requirements, we may become liable for excess inventory that we and our supply chain partners cannot use or we may be unable to fulfill customer orders. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We may not be able to successfully manage the growth of our business and may suffer other losses if we are unable to improve our systems and processes.

Our growth, including growth through the acquisition of Packeteer, together with evolving regulatory requirements and changes in financial standards, has placed increased demands on our management and our business infrastructure. We need to continue to improve our systems and processes to effectively manage our operations and growth, including our growth into new geographies. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner. As well, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. This could adversely affect our business, financial condition and results of operations and stock price.

Third parties may bring legal actions against us.

As described in Note 12 of Notes to Consolidated Financial Statements, we presently are a party to various litigation, including stockholder derivative actions arising out of allegedly misleading statements about our prospects made between February 20, 2004 and May 27, 2004, which actions were subsequently amended to seek relief on our behalf from certain defendants with respect to our historical stock option practices. As well, on or about April 18, 2008, Realtime Data, LLC d/b/a IXO filed a patent infringement lawsuit against Packeteer, Inc., a company we acquired on June 6, 2008, and subsequently amended the complaint and named us as a defendant on June 20, 2008. We have incurred substantial costs to defend these lawsuits, or to engage in related proceedings, on our behalf and on behalf of parties to whom we may have indemnification obligations.

It is likely that in the future other parties may bring legal actions against us. Such actions, even if without merit, could harm our business. Any material litigation or arbitration inevitably results in the diversion of the attention of our management and other relevant personnel. To the extent uninsured, such claims further require the expenditure of our resources for defense costs for us and for parties to whom we may have indemnification obligations. We also may be required to pay material amounts in settlement costs or damages. As well, if the matter relates to intellectual property infringement, we may be required to enter into royalty or licensing agreements or to develop non-infringing technology, and injunctive relief could be entered against us. Customer concerns with respect to material litigation can result in delayed or lost sales. Any of the foregoing could seriously harm our business and have a material adverse effect on our business, financial condition and results of operations.

Our gross margin is affected by a number of factors, and we may not be able to sustain it at present levels.

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

For example, we have in the past entered into large revenue transactions with certain customers that, because of the product mix and volume discount, have decreased our gross margin percentage. We may, in the future, enter into similar transactions. As well, our lower end appliances typically have lower margins than our higher end appliances, and therefore large orders for our lower end appliances could negatively impact our overall gross margin percentage. Current macroeconomic and competitive developments could put further pressure on our gross margin.

Even if we achieve our net revenue and operating expense objectives, our net income and operating results may be below our expectations and the expectations of investors and analysts if our gross margins are below expectations. This could cause our stock price to decline.

Our products or services may be found to infringe third party intellectual property rights.

Third parties have in the past and may in the future claim that our current or future products or services infringe their intellectual property rights, and these claims, even if without merit, could harm our business by increasing our costs, reducing our net revenue or by creating customer concerns that result in delayed or reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer networking and Internet technology have been issued in recent years. Patent owners, including those that do not commercially manufacture or sell products, may claim that one or more of our products infringes a patent they own. For example, on or about April 18, 2008, Realtime Data, LLC d/b/a IXO filed a patent infringement lawsuit against Packeteer, Inc., a company we acquired on June 6, 2008, and certain of its customers, and subsequently amended the complaint and named us as a defendant on June 20, 2008 (see Note 12 in the Consolidated Financial Statements).

We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, or to develop non-infringing technology. As well, injunctive relief could be entered against us or trade restrictions could be imposed. Any of the foregoing could seriously harm our business.

We must anticipate market needs, and develop and introduce new products and enhancements to rapidly meet those needs.

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

There is no guarantee that we will accurately predict the direction in which the market for Application Delivery Network infrastructure products and services will evolve. Failure on our part to anticipate the direction of this market and to develop products, enhancements and service offerings that meet the needs of this market will significantly impair our business, financial condition and results of operations.

Our internal investments in research and development may not yield the benefits we anticipate.

The success of our business is predicated on our ability to create new products and technologies and to anticipate future market requirements and applicable industry standards. The process of developing new technologies is time consuming, complex and uncertain, and requires commitment of significant resources well in advance of being able to fully determine market requirements and industry standards. Furthermore, we may not be able to timely execute new product or technical initiatives because of errors in product planning or timing, technical difficulties that we cannot timely resolve, or a lack of appropriate resources. This could result in competitors bringing products to market before we do and a consequent decrease in our market share and net revenue. Our inability to timely and cost-effectively introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance and comply with industry standards, could seriously harm our business, financial condition and results of operations. Additionally, our introduction of new products and product enhancements could result in the obsolescence of previously purchased or committed inventory, which would reduce our net income.

We must continue to develop market awareness of our market, our company and our products and services.

We have focused our business strategy and investments on the market for Application Delivery Network infrastructure products and services. Our marketing efforts are directed at creating awareness of this new and evolving market, how it addresses specific customer requirements, and our participation in the market and the value and capabilities of our products and services.

Market awareness is essential to our continued growth and our success. If our advertising and marketing programs are not successful in creating market awareness of the need for Application Delivery Network infrastructure products and services—and the value and capabilities of our specific products and services—we may not be able to achieve sustained growth. Moreover, if the market for Application Delivery Network infrastructure products and services fails to grow as we anticipate, we may not be able to sell as many of our products and services as we currently project, which would result reduce our anticipated net revenue and could result in a decline in our stock price.

Product quality problems may result in delayed market acceptance, additional costs, reduced sales or litigation.

Our products are highly complex and may contain undetected operating errors or quality problems when first introduced or as new versions or upgrades are released. Despite testing by us and by current and potential customers, errors or quality problems may not be found in new products or new versions until after commencement of commercial shipments, resulting in customer dissatisfaction and loss of or delay in market acceptance and sales opportunities. This could materially adversely affect our operating results. These errors and quality problems could also cause us to incur significant warranty costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. In addition, all of our products operate on our internally developed operating system. As a result, any error in the operating system may affect all of our products. We have experienced errors or quality problems in the past in connection with new products and enhancements to existing products. We expect that errors or quality problems will be found from time to time in new or enhanced products after commencement of commercial shipments, which could seriously harm our business.

Since our end user customers install our appliances directly into their network infrastructures, any errors, defects or other problems with our products could negatively impact their networks or other Internet users, resulting in financial or other losses. While we typically seek by contract to limit our exposure to damages, it is possible that such limitations might not exist or might not be enforced in the event of a product liability claim. Moreover, a product liability claim brought against us, even if not successful, would likely be time-consuming and costly and could seriously harm the reputation of our business and products.

Our ability to sell our products depends on the quality of our support and services offerings.

Our products are provided as part of an Application Delivery Network infrastructure, which is important to the ability of our end user customers to effectively use their networks. Our end user customers look to us and, as applicable, to our channel partners to ensure that our products are properly configured and installed, and efficiently and effectively operate within their networks. To the extent we or our channel partners fail to effectively assist our end user customers in their efforts to deploy and operate our products, or fail to timely and adequately address product problems, it may adversely affect our ability to sell our products to those customers in the future and could harm our business and product reputation and impact other sales. Failure to maintain high quality support and services may harm our business, financial condition and results of operations.

Our acquisitions may not provide the benefits we anticipate and may disrupt our existing business.

In June of 2008, we completed our acquisition of Packeteer. We have also acquired other businesses in the past, including our acquisition of Permeo Technologies, Inc. and our acquisition of certain assets of the NetCache business from Network Appliance, Inc. It is likely we will acquire additional businesses or assets in the future. There is no guaranty that such acquisitions will yield the benefits we anticipate. The success of any acquisition is impacted by a number of factors, and may be subject to the following risks:

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

The occurrence of any of the above risks could seriously impact our business, financial condition and results of operations.

We must attract, assimilate and retain key personnel on a cost-effective basis.

We depend on our ability to attract and retain highly qualified and skilled personnel on an ongoing basis. Our success will depend in part on our ability to recruit and retain key personnel. In particular, we currently are recruiting candidates to fill a vacant position as our Chief Financial Officer. Our former Chief Financial Officer resigned his position effective April 10, 2009.

The majority of our employees, including our senior management personnel, are employed on an “at-will” basis, which may make it easier for key employees to move to new employment. Our inability to timely hire replacement or additional employees may impact our operations, since new hires, particularly sales personnel, frequently require extensive training before they achieve desired levels of productivity. This may affect our ability to grow our net revenue.

Our international operations expose us to risks.

We currently have operations in a number of foreign countries. In fiscal 2009, 57.4% of our total net revenue was derived from customers outside of North America and in fiscal 2008 53.2% of our total net revenue was derived from customers outside of North America; thus, our business is substantially dependent on economic conditions and IT spending in markets outside North America. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

•	technical difficulties and costs associated with product localization;

•	challenges associated with coordinating product development efforts among geographically dispersed areas;

•	potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights;

•	our limited experience in establishing a sales and marketing presence, together with the appropriate internal systems, processes and controls, in certain geographic markets;

•	longer payment cycles for sales in certain foreign countries;

•	seasonal reductions in business activity in the summer months in Europe and at other times in various countries;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences or changes in applicable tax laws;

•	import and export restrictions and tariffs and other trade protection initiatives;

•	potential failures of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act;

•	compliance with foreign laws and other government controls, such as those affecting trade, privacy, the environment and employment;

•	management, staffing, legal and other costs of operating an enterprise spread over various countries;

•	fluctuations in foreign exchange rates;

•	political or economic instability, war or terrorism in the countries where we are doing business; and

•	fears concerning travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face-to-face interactions.

To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may incur additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates.

Forecasts of our income tax position and effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits and losses earned by us and our subsidiaries in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction and forecast our tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimated, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of business, financial condition and results of operations.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

In addition, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. If tax authorities challenge the relative mix of U.S. and international income, our future effective income tax rates could be adversely affected. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our business, financial condition and results of operations.

Our internal investments in our sales organization may not yield the benefits we anticipate.

We have continued to increase the size of our sales force in order to invest for future growth even during the current economic downturn, and have recently tiered the structure of our sales force. We will not immediately realize the benefits of investments in new sales personnel, as it typically takes a number of quarters before a sales person becomes fully productive. In addition, the realignment of our sales force may not yield the intended sales coverage and efficiencies. Should the market for Application Delivery Network infrastructure products and services not grow as anticipated, including as a result of further deterioration in the U.S. and global economies, the return on these investments may be lower than we have projected, which would adversely affect our business, financial condition and results of operations.

We rely on technology that we license from third parties, including software that is integrated with internally developed software and used with our products.

We rely on technology that we license from third parties, including third party commercial software and open source software that is used with certain of our products. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software or we will be required to delete this functionality from our software until equivalent technology can be licensed or developed and integrated into our current product. In addition, the inability to obtain certain licenses or other rights might require us to engage in litigation regarding these matters, which could have a material adverse effect on our business, financial condition and results of operations.

We issued convertible notes to fund our acquisition of Packeteer, which could impact our liquidity.

We issued zero coupon convertible senior notes in an aggregate principal amount of $80 million that mature in 2013, in order to acquire Packeteer. If these notes are not converted prior to maturity we will be required to repay the principal amount, and may not have funds available to do so. As well, the notes contain certain conditions of default and, should a default occur, the holders of the notes may be able to require early payment of the notes.

We may be unable to raise additional capital.

We believe that our available cash, cash equivalents and short term investments will enable us to meet our capital requirements for at least the next 12 months. However, if cash is required for unanticipated needs, including payment of our zero coupon convertible senior notes in the event of default, we may need additional capital during that period. The development and marketing of new products and our investment in sales and marketing efforts requires a significant commitment of resources. If the market for our products develops at a slower pace than anticipated, we could be required to raise substantial additional capital. Given the current dislocation in debt and equity capital markets, we cannot guarantee that, should it be required, sufficient debt or equity capital will be available to us under acceptable terms, if at all. If we were unable to raise additional capital when required, our business, financial condition and results of operations could be seriously harmed.

If the protection of our proprietary technology is inadequate, our competitors may gain access to our technology.

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

As of April 30, 2009, we had 82 issued U.S. patents, 97 pending U.S. patent applications (provisional and non-provisional), 2 foreign issued patents and 8 pending foreign patent applications. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

There can be no assurance or guarantee that any products, services or technologies that we are presently developing, or will develop in the future, will result in intellectual property that is subject to legal protection under the laws of the United States or a foreign jurisdiction and that produces a competitive advantage for us.

We are subject to various governmental regulations that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to various governmental regulations, including U.S. and foreign import and export control laws and various environmental regulations, including the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electric Equipment (RoHS) regulations adopted by the European Union. In addition, our products contain encryption technology and various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in applicable regulations or enforcement may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries altogether. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

Changes in our global fulfillment model may harm our business.

We are in the process of revising our global fulfillment model to ship directly to our end user customers and value-added resellers worldwide during fiscal 2010. While this will not materially affect our practices in North America, Latin America and Asia Pacific, where most of our distributors presently do not stock inventory, it will constitute a significant change in our Europe, Middle East and Africa (“EMEA”) region. The success of this change will depend on our ability to implement new systems and processes, and our ability to forecast our requirements for inventory. If we fail to successfully implement such systems or processes, or to effectively forecast our requirements, we may be unable to fulfill customer orders or we may hold excess inventory, each of which could adversely affect our business, financial condition and results of operations.

Our operations could be significantly hindered by the occurrence of a natural disaster, terrorist attack or other catastrophic event.

Our business operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and other events beyond our control. In addition, a substantial portion of our facilities, including our headquarters, are located in Northern California, an area susceptible to earthquakes. We do not carry earthquake insurance for earthquake-related losses. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. To the extent that such events disrupt our business or adversely impact our reputation, such events could adversely affect our business, financial condition and results of operations.

Third party product developments may impact the value of our products to users.

Our appliances are purchased to optimize and secure the delivery of third party software applications and content. It is possible that the providers of software applications and operating systems which operate with the software applications and content optimized by our appliances may enhance the performance of their software, such that further optimization of affected applications and content is not necessary. This could make our products less valuable to users of that software. In addition, manufacturers of hardware or software may incorporate functionality similar to that offered by our products directly into their products, which would make our products less valuable to users of those products. Any of the foregoing may limit our ability to sell our products and adversely affect our business, financial condition and results of operations.

The market price of our stock is volatile, and is likely to be volatile in the future.

Since our initial public offering, the market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. Such volatility in the trading price of our stock can occur in response to general market conditions, changes in the IT or technology market generally or changes in the specific markets in which we operate, and cause an increase or decline in our stock price without regard to our operating performance. The market price of our common stock could decline quickly and significantly if we fail to achieve our guidance or if our performance fails to meet the expectation of public market analysts or investors.

The market price of our common stock may fluctuate significantly in response to the following factors, among others:

•	variations in our quarterly operating results;

•	changes in financial estimates or investment recommendations by securities analysts;

•	changes in macroeconomic conditions;

•	the introduction of new products by our competitors;

•	our ability to keep pace with changing technological requirements;

•	changes in market valuations of Internet-related and networking companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of customers who represent a significant portion of the company’s revenues;

•	additions or departures of key personnel;

•	fluctuations in stock market volumes;

•	investor confidence in our stock, technology stocks and the stock market in general;

•	speculation in the press or investment communication about our strategic position, financial condition, results of operations or business;

•	significant transactions; and

•	regulatory or litigation matters.

It is not uncommon for securities class actions or other litigation to be brought against a company after periods of volatility in the market price of a company’s stock, and we have been subject to such litigation in the past. Such actions could result in management distraction and expense and, could result in a decline in our stock price.

We have a history of losses and profitability could be difficult to sustain.

While we have been profitable in certain quarters, we have not been able to maintain consistent profitability on a quarterly basis. Although we were profitable in all four quarters of fiscal 2008, we were only profitable in the third quarter of fiscal 2009, and may not be profitable on a quarterly or annual basis in the future. Our ability to achieve, sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products and services. We expect our operating expenses to increase as we endeavor to grow revenue, and we anticipate that we will make investments in our business. Our results of operations will be harmed if our revenue does not increase at a rate commensurate with the rate of increase in our expenses. If our revenue is less than anticipated or if our operating expenses exceed our expectations or cannot be adjusted quickly and efficiently, we may continue to experience quarterly or annual losses.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. As well, our appliance may be used to block content from being accessed. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with our customers, for defamation, negligence, intellectual property infringement, personal injury, censorship, invasion of privacy or other legal theories based on the nature, content, copying or modification of this content. As of April 30, 2009, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed.

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

Item 3. Legal Proceedings

The information set forth under Note 12 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is currently traded on the NASDAQ Global Select Market under the symbol “BCSI” and has been traded on NASDAQ since November 19, 1999. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
For the year ended April 30, 2009:
First Quarter	$25.37	$12.47
Second Quarter	$19.00	$9.89
Third Quarter	$13.61	$7.26
Fourth Quarter	$15.32	$9.01
For the year ended April 30, 2008:
First Quarter	$27.77	$17.10
Second Quarter	$51.56	$24.68
Third Quarter	$39.20	$24.58
Fourth Quarter	$29.58	$19.50

At April 30, 2009, there were 579 stockholders of record and the price of our common stock was $13.26. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

Dividend Policy

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

Stock Performance Graph

The following graph compares the cumulative five-year total return provided shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer Manufacturers index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on April 30, 2004 and its relative performance is tracked through April 30, 2009.

	4/04	4/05	4/06	4/07	4/08	4/09
Blue Coat Systems, Inc.	$100.00	$32.29	$48.80	$78.63	$94.68	$59.47
NASDAQ Composite	100.00	100.90	124.20	136.38	130.63	91.41
NASDAQ Computer Manufacturers	100.00	98.78	115.27	135.13	145.54	104.93

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with our historical financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. The consolidated financial statement data include the results of operations of acquired businesses commencing on their respective acquisition dates.

	Year Ended April 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations
Net revenue:
Product	$305,601	$233,858	$136,770	$116,083	$78,495
Service	139,144	71,581	40,930	25,639	17,691

Total net revenue	444,745	305,439	177,700	141,722	96,186
Cost of net revenue:
Product (1)	85,825	48,056	31,779	33,207	25,726
Service (1)	45,310	23,389	13,969	9,841	5,784

Total cost of net revenue	131,135	71,445	45,748	43,048	31,510
Gross profit	313,610	233,994	131,952	98,674	64,676
Operating expenses:
Sales and marketing (1)	178,470	128,927	73,083	52,829	35,334
Research and development (1)	76,680	51,587	39,882	26,785	17,881
General and administrative (1)	47,679	27,909	28,072	13,593	6,703
In-process technology (2)	—	—	—	3,300	—
Amortization of intangible assets (3)	6,667	450	619	706	648
Restructuring (reversal) (4)	1,546	—	(19)	(48)	(96)

Total operating expense	311,042	208,873	141,637	97,165	60,470

Operating income (loss)	2,568	25,121	(9,685)	1,509	4,206
Interest income	1,302	6,127	4,170	2,120	753
Interest expense	(885)	(257)	(248)	(65)	(62)
Other expense	(2,362)	(461)	(311)	(349)	(124)

Income (loss) before income taxes	623	30,530	(6,074)	3,215	4,773
Provision (benefit) for income taxes	9,131	(2,038)	1,124	275	117

Net income (loss)	$(8,508)	$32,568	$(7,198)	$2,940	$4,656

Net income (loss) per share (5):
Basic	$(0.22)	$0.93	$(0.25)	$0.11	$0.20

Diluted	$(0.22)	$0.82	$(0.25)	$0.10	$0.18

Weighted average shares used in computing net income (loss) per share:
Basic	38,493	35,179	29,188	25,930	23,256

Diluted	38,493	39,659	29,188	29,284	25,816

	As of April 30,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$114,163	$162,178	$93,887	$57,190	$47,264
Investment in Packeteer.	—	25,092	—	—	—
Working capital	66,644	123,561	66,394	40,725	34,213
Total assets	562,293	387,768	248,674	164,164	97,862
Convertible Senior Notes, due in 2013	76,347	—	—	—	—
Series A redeemable convertible preferred stock	—	—	41,879	—	—
Other long-term liabilities	52,903	23,915	16,489	10,130	4,232
Total stockholders’ equity	281,609	251,461	118,589	109,958	65,228

(1)	Includes stock-based compensation expense. The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above:

	Year Ended April 30,
	2009 (a)	2008 (a)	2007 (a)	2006	2005
	(in thousands)
Supplementary Data on Stock-Based Compensation Expense (Reversal)
Cost of product	$668	$775	$468	$31	$114
Cost of service	1,174	808	471	57	60
Sales and marketing	6,419	5,593	3,169	618	1,191
Research and development	5,304	4,986	3,325	866	1,505
General and administrative	4,832	4,644	2,067	1,809	(2,126)

Subtotal	18,397	16,806	9,500	3,381	744
Restructuring	88	—	—	—	—

Total stock-based compensation	$18,485	$16,806	$9,500	$3,381	$744

(a)	Amounts included in fiscal 2009, 2008 and 2007 reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which was effective for us on May 1, 2006.

(2)	Acquired in-process technology relates to certain research and development projects assumed in the Permeo acquisition in fiscal 2006 that had not yet reached technological feasibility and was deemed to have no alternative future use.
(3)	Amortization of intangible assets relates to identifiable intangible assets obtained through acquisitions, most significantly the acquisition of Packeteer in fiscal 2009.
(4)	Reversal of restructuring reserves in fiscal 2005, 2006 and 2007 resulted from reductions in the estimated costs required to restore leased facilities to the condition stipulated in the related lease agreements.
(5)	For more information on earnings per share including the two class method see Note 2 in the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies (including our acquisition of Packeteer, Inc.), as well as internally developed technologies; the expansion and effectiveness of our direct sales force, distribution channel, and marketing activities, including the realignment of our sales force and changes in our global fulfillment model; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

Overview

We sell a family of proxy appliances and related software and services. Proxy appliances are computer hardware devices that, together with internal software, optimize and secure the delivery of business applications and other information over a WAN or across an enterprise’s Internet gateway, where its local computer network links to the public Internet.

On June 6, 2008, we acquired Packeteer, a pioneer in delivering sophisticated WAN traffic prioritization, for a purchase price of approximately $278.6 million. Packeteer developed and sold application classification and performance management products. Much of our focus during fiscal 2009 was on integrating the business of Packeteer into our existing business and creating a single organization (including an integrated sales force) designed to take advantage of cost, management, technology, sales and market synergies. As well, we sought to make the Packeteer products, in particular the PacketShaper® product, a key part of our product offering and business strategy.

In fiscal 2009, we developed, articulated and commenced implementation of our business strategy to be the leader in the market for products and services that comprise an Application Delivery Network (“ADN”) infrastructure. We look at an ADN infrastructure as a set of products and services that provides visibility into the business applications operating on a network, as well as securing and optimizing the delivery of those applications. While much of our focus during the past two fiscal years has been in the area of WAN optimization, we believe that our ability to differentiate WAN optimization with our traditional secure web gateway products and technologies and with the application performance monitoring products and technologies we acquired from Packeteer is fundamental to our current and continued success.

We continue to monitor the current unfavorable and uncertain global macroeconomic conditions, and their actual and anticipated impact on IT spending. While we believe that our ADN products offer an attractive return on investment and that sales of our products have been less affected by current conditions than many IT products, the current economy has affected our ability to close sales transactions. We believe that many customers are postponing spending, which means that sales can take longer to close. Despite the challenging economic environment, we continued to hire sales personnel during fiscal 2009 to address and grow our current and anticipated market.

We have recently revised our sales and logistics operations in significant respects to better and more efficiently serve our customers and end users. While historically we have assigned territory-based sales teams to provide sales coverage, we have tiered our sales model to provide sales managers focused on the level of sales opportunity, which we classify as strategic, large enterprise and mid-tier. We also have allocated and aligned our sales support personnel, such as sales engineers, based on their skill sets, rather than assigning them to a single sales team. These changes are intended to increase product revenue and to decrease our selling costs as a percentage of revenue, as well as to provide more focused service to our customers.

In fiscal 2009, we developed a plan to revise our global logistics practices to ship directly to our end user customers and value-added resellers worldwide. We will be implementing these revised practices in fiscal 2010. This will not materially impact our distribution practices in North America, Latin America and Asia Pacific, where most of our distributors do not stock inventory. However, it will constitute a significant change in our Europe, Middle East and Africa region, where the stocking of our products is common. While we will continue using a two tier distribution scheme where distributors provide added value, such as professional services and training, pre-sales support, post-sales support and marketing activities, the added value will no longer include stocking and shipping our products. We believe that this model will prove more efficient and cost-effective, and will result in a higher level of customer satisfaction.

We track many financial metrics as key measures of our business performance, including net revenue, operating margin, deferred revenue, cash flow from operations, and cash position.

Net Revenue

Net revenue, which includes product and service revenue, increased to $444.7 million in fiscal 2009 from $305.4 million in fiscal 2008. Net product revenue in fiscal 2009 was $305.6 million, a $71.7 million increase compared to fiscal 2008. The increase in product revenue was primarily due to revenue attributable to Packeteer products and increased sales of existing products. Net product revenue primarily includes sales of our Proxy and PacketShaper® appliances and licenses to our Blue Coat WebFilter product. Included in product revenue is $57.7 million in sales attributable to Packeteer products. We recognized $139.1 million in service revenue in fiscal 2009, a $67.6 million increase compared to fiscal 2008. Included in service revenue is $31.4 million attributable to Packeteer services. The balance of the increase was driven primarily by the continued growth in our installed base, resulting in an increase in sales of service contracts and renewal service contracts.

Operating Margin

In fiscal 2009, our operating income decreased to $2.6 million from operating income of $25.1 million in fiscal 2008, a decrease of $22.5 million. The decrease was attributable to a reduction in our gross profit margin from 76.6% in fiscal 2008 to 70.5% in fiscal 2009, as well as increased operating expenses of $102.2 million which were 69.9% of revenue for fiscal year 2009 compared to 68.4% for fiscal year 2008. Our fiscal 2009 gross profit margin was negatively impacted by $16.2 million as a consequence of the sale of acquired Packeteer inventory that had been written up to its estimated fair value at the time of acquisition and additionally, by the loss of $11.9 million of service revenue due to the write-down of Packeteer’s deferred service revenue to fair value, in each case, as required by purchase accounting rules. At April 30, 2009, $2.8 million of the fair value write-up on the acquired Packeteer inventory and $3.7 million of the fair value write-down on Packeteer’s deferred service revenue remained to be recognized. Operating expenses primarily consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, including stock-based compensation, are the primary driver of each of these expense categories and the increase in operating expenses in fiscal 2009. Additionally, in fiscal 2009, we incurred restructuring, integration and transition costs of $10.9 million. As of April 30, 2009 we had 1,434 employees, an increase of 38.8% from the 1,033 employees at April 30, 2008. The majority of the headcount increases in fiscal 2009 were in sales, research and development and customer support.

Deferred Revenue

Net deferred revenue was $130.6 million at April 30, 2009 compared to $89.6 million at April 30, 2008. The increase was primarily attributable to an increase in new service contracts sold with our appliances, as well as the renewal of service contracts, offset by a reduction in inventory held by our distributors attributable to distributor inventory management in anticipation of our change to a new fulfillment model during fiscal 2010 to direct shipment of our products to end user customers and value-added resellers. Once this transition is complete, our distributors will no longer hold inventory and, consequently, distributor inventory stocking orders will no longer be included in our deferred revenue at sales value, but will be included in our inventory at cost.

Cash Flow from Operations and Cash Position

During fiscal 2009, we generated cash flow from operations of $57.7 million, compared to $56.9 million generated during fiscal 2008. The increase in operating cash flow was primarily due to higher cash collections, offset by certain payments made related to our Packeteer acquisition, including transaction costs, severance payments and other liabilities assumed as a result of the Packeteer acquisition, and lower net income of $41.1 million. Our cash, restricted cash and short-term investments were $115.0 million at April 30, 2009, compared to $163.0 million at April 30, 2008. The overall decrease in our cash and equivalents balance was primarily due to the cash used for our Packeteer acquisition, partially offset by the proceeds received from our convertible debt issuance on June 2, 2008.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to Revenue Recognition, Allowance for Doubtful Accounts, Stock-Based Compensation, Supply Chain Liabilities and Valuation of Inventories, Acquisitions, Goodwill and Identifiable Intangible Assets, Income Taxes, and Legal and Other Contingencies. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

We have discussed the development and selection of critical accounting policies and estimates with the audit committee of our board of directors. We believe the accounting policies described below are those that most frequently require us to make estimates and judgments that materially affect our financial statements and are critical to the understanding of our financial condition and results of operations:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Stock-Based Compensation

•	Supply Chain Liabilities and Valuation of Inventories

•	Acquisitions, Goodwill and Identifiable Intangible Assets

•	Income Taxes

•	Legal and Other Contingencies

Revenue Recognition

Our products include stand-alone software and software that is essential to the functionality of our appliances. Additionally, we provide unspecified software upgrades through maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, (“SOP 97-2”) and all related interpretations. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is probable.

We define each of the four criteria above as follows:

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements.

Delivery or performance has occurred. We use shipping and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. Through fiscal 2009, most of our sales were made through distributors under agreements that, in most cases, allow for stock rotation rights. Net revenue and the related cost of net revenue resulting from shipments of products to distributors are deferred until the distributors report that our products have been sold to a customer. Product revenue in China is deferred until the customer registers its purchase of the proxy appliance.

For direct sales to end-users and value-added resellers, we recognize product revenue upon transfer of title and risk of loss, which generally is upon shipment. We do not accept orders from value-added resellers when we are aware that the value-added reseller does not have an order from an end user customer. We generally do not have significant obligations for future performance, such as rights of return or pricing credits, associated with sales to end users and value-added resellers.

The sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment.

Collection is probable. We assess probability of collection on a customer-by-customer basis. We subject our customers to a credit review process that evaluates their financial condition and ability to pay for our products and services. If we conclude that collection is not probable based upon our initial review, we do not recognize revenue until cash is received.

For products in an arrangement that includes multiple elements, such as appliances, maintenance or software, we use the residual method to recognize revenue for the delivered elements. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements, provided that vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately. We analyze our stand alone maintenance renewals by sales channel and service offering (strata). We determine the VSOE of fair value for maintenance by analyzing our stand alone maintenance renewals and noting that a substantial majority of transactions fall within a narrow range for each stratum. In limited cases, VSOE of fair value has been based on management determined prices. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized at the earlier of delivery of those elements or establishment of fair value for the remaining undelivered elements. When VSOE of fair value cannot be determined for any undelivered maintenance, subscription or service elements, revenue for the entire arrangement is recognized ratably over the maintenance, subscription or service period.

Maintenance and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses recognized as incurred. Maintenance and subscription contracts usually have a term of one to three years. Unearned maintenance and subscription revenue is included in deferred revenue.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. We analyze accounts receivable and historical bad debts, customer geographic concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of such allowance, and record any required changes in the allowance account to general and administrative expense. We write off accounts receivable when they are deemed to be uncollectible.

Stock-Based Compensation

Effective May 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS No. 123 (R)”) using the modified prospective transition method. Under that transition method, compensation expenses recognized beginning on that date include: (a) compensation expense for all unvested share-based payments granted prior to May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation expense for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). We use the Black-Scholes option valuation model to calculate this compensation expense.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected term of options, the expected price volatility of the stock underlying such options, the risk-free interest rate, and the expected forfeiture rate.

For options granted before May 1, 2006, we amortize the fair value on a graded basis over the vesting period, which results in greater expense recorded in earlier years than the straight-line method. For options granted on or after May 1, 2006, we amortize the fair value of stock-based compensation on a straight-line basis for options expected to vest. The fair value of all options is amortized over the requisite service periods of the awards, which are generally the vesting periods. We may use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our total and per-share net income or loss.

We estimate the expected term of options granted based on our historical experience of grants, exercises and post-vesting cancellations. Beginning with our adoption of SFAS No. 123(R) on May 1, 2006 until April 30, 2008, the expected option term was 4.63 years. Effective May 1, 2008 and continuing through April 30, 2009, we estimated the expected option term at 4.0 years based on our updated experience of grants, exercises and post-vesting cancellations.

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

Stock-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, which requires that forfeitures be estimated at the time of grant and revised, if necessary, if actual forfeitures differ from those estimates. Effective May 1, 2008 and continuing through April 30, 2009, we estimated our forfeiture rate at 14.0% based on an analysis of historical pre-vesting forfeitures, and have reduced stock-based compensation expense accordingly. From May 1, 2006 until April 30, 2008, we used a forfeiture rate of 10.0%.

Supply Chain Liabilities and Valuation of Inventories

We outsource most of our manufacturing, product fulfillment, repair, and supply chain management operations to contract manufacturers, and a significant portion of our cost of revenues is a result of this activity. Our contract manufacturers procure components and manufacture our products based on demand forecasts that we prepare. These forecasts are based on estimates of future product demand and are adjusted for overall market conditions. If the actual product demand is significantly lower than forecasted, it could have an adverse impact on our gross margins and profitability.

Inventories consist of raw materials and finished goods. Inventories are recorded at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions.

Acquisitions, Goodwill and Identifiable Intangible Assets

We account for acquired businesses using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The fair value of intangible assets, including acquired technology and customer relationships, is based on significant judgments made by management. We typically engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in determining the fair value and useful lives of the assets include, but are not limited to, future expected cash flows earned from the product related technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives, which are three to seven years for developed technology and patents, five years for core technology, five to seven years for customer relationships and two years for trade name.

We perform annual goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared to the carrying amount of our assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2009 and concluded that no impairment existed at April 30, 2009.

We periodically evaluate potential impairments of our long-lived assets, including identifiable intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis.

Income Taxes

We use the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense and calculating the deferred income tax expense related to temporary difference resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of the amortization of certain intangible assets. These temporary differences result in deferred tax assets or liabilities, which are included within the consolidated balance sheets.

We record a valuation allowance to reduce certain deferred tax assets to an amount that we estimate is more likely than not to be realized. We consider estimated future taxable income and prudent tax planning strategies in determining the need for a valuation allowance. When we determine that it is more likely than not that some or all of our deferred tax assets will be realizable by either refundable income taxes or future taxable income, the valuation allowance will be reduced and the related tax impact will be recorded as a reduction to the tax provision in that quarter. Likewise, should we determine that we are not likely to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be recorded as an increase to the tax provision in the period such determination was made.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

On May 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We review our uncertain tax benefits quarterly, and we may adjust such uncertain tax benefits because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations. In addition, our tax contingency reserve includes certain amounts for potential tax assessments for pre-acquisition tax years of acquired companies, which, if recognized, will be recorded to our provision for income taxes upon our adoption of SFAS 141(R), Business Combinations, in fiscal 2010.

Legal and Other Contingencies

We are currently involved in various claims and legal proceedings. We review the status of each significant matter and assess our potential financial exposure on a quarterly basis. We record a charge equal to at least the minimum estimated liability for damages arising from litigation or other loss contingencies only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. As additional information becomes available, we reassess the potential liability related to pending loss contingencies and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Results of Operations

The following table sets forth, as a percentage of net revenue, consolidated statements of operations data for the periods indicated:

	Year Ended April 30,
	2009	2008	2007
Net revenue:
Product	68.7%	76.6%	77.0%
Service	31.3%	23.4%	23.0%

Total net revenue	100.0%	100.0%	100.0%
Cost of net revenue:
Product	19.3%	15.7%	17.9%
Service	10.2%	7.7%	7.8%

Total cost of net revenue	29.5%	23.4%	25.7%
Gross profit	70.5%	76.6%	74.3%
Operating expenses:
Sales and marketing	40.1%	42.2%	41.1%
Research and development	17.2%	16.9%	22.4%
General and administrative	10.7%	9.1%	15.8%
Amortization of intangible assets	1.5%	0.2%	0.4%
Restructuring	0.4%	0.0%	0.0%

Total operating expenses	69.9%	68.4%	79.7%

Operating income	0.6%	8.2%	(5.4)%
Interest income	0.1%	2.0%	2.3%
Interest expense	0.0%	(0.1)%	(0.1)%
Other income (expense)	(0.5)%	(0.1)%	(0.2)%

Income (loss) before income taxes	0.2%	10.0%	(3.4)%
Provision for income taxes	2.1%	(0.7)%	0.6%

Net income (loss)	(1.9)%	10.7%	(4.0)%

Net Revenue

The following is a summary of net revenue and the changes in net revenue by fiscal year:

	Year Ended April 30,
	2009	2008	2007
	(dollars in thousands)
Total net revenue	$444,745	$305,439	$177,700
Change from prior year ($)	$139,306	$127,739	$35,978
Change from prior year (%)	45.6%	71.9%	25.4%

Fiscal 2009 compared to Fiscal 2008: Net revenue, which includes product and service revenue, increased $139.3 million, or 45.6%, to $444.7 million in fiscal 2009 compared to fiscal 2008. Net product revenue in fiscal 2009 was $305.6 million, a $71.7 million increase compared to the prior year period, and included $57.7 million in sales of Packeteer products. Net service revenue in fiscal 2009 was $139.1 million, a $67.6 million increase compared to the prior year, and included $31.4 million attributable to Packeteer. The balance of the increase in net revenue was primarily driven by the continued growth in our installed base, resulting in an increase in sales of service contracts.

During the years ended April 30, 2009 and 2008, Alternative Data Technology, Inc., a channel partner customer, accounted for 12.4% and 12.2% of our net revenue, respectively. As of April 30, 2009, Alternative Data Technology, Inc., a channel partner customer, accounted for 12.4% of our gross accounts receivable balance. As of April 30, 2008, no single customer accounted for more than 10.0% of our gross accounts receivable balance.

Fiscal 2008 compared to Fiscal 2007: Net revenue increased by 71.9% to $305.4 million in fiscal 2008 compared to $177.7 million in fiscal 2007. The growth in net revenue was attributable to continued market acceptance of our products, including the renewal of service contracts from our expanding installed base; demand generated from our expansion into the WAN Optimization market; and increased sales and marketing efforts to broaden our market presence and expand our distribution channels. Service revenue increased 74.9% in fiscal 2008 compared to the prior year as a result of new service contracts sold with our appliances in fiscal 2008 coupled with revenue recognized in fiscal 2008 from service contracts sold with our appliances in prior years.

During the year ended April 30, 2007, ComputerLinks AG, a channel partner customer, accounted for 11.2% of our net revenue. As of April 30, 2007, no single customer accounted for more than 10.0% of our gross accounts receivable balance.

The following is a summary of net revenue by geographic area:

	Year Ended April 30,
	2009		2008		2007
	$	%	$	%	$	%
	(dollars in thousands)
North America	$189,381	42.6%	$142,934	46.8%	$82,812	46.6%
EMEA (1)	162,493	36.5	112,110	36.7	66,323	37.3
LATAM (2)	10,518	2.4	3,850	1.3	1,611	0.9
APAC (3)	82,353	18.5	46,545	15.2	26,954	15.2

Total net revenue	$444,745	100.0%	$305,439	100.0%	$177,700	100.0%

(1)	Europe, Middle East, and Africa (“EMEA”)
(2)	Central America and Latin America (“LATAM”)
(3)	Asia and Pacific regions (“APAC”)

On a geographic basis, revenue in North America increased $46.4 million in fiscal 2009, up 32.5% from fiscal 2008. Net revenue in North America increased $60.1 million in fiscal 2008, up 72.6% from fiscal 2007. Revenues from outside of North America continued to be a significant part of our revenue mix. For the fiscal years 2009, 2008 and 2007, approximately 57.4%, 53.2% and 53.4%, respectively, of our total net revenue were derived from customers outside of North America.

Net revenue in EMEA increased $50.4 million in fiscal 2009, up 44.9% from fiscal 2008. Net revenue in EMEA increased $45.8 million in fiscal 2008, up 69.0% from fiscal 2007.

Net revenue in LATAM increased $6.7 million in fiscal 2009, up 173% from fiscal 2008. Net revenue in LATAM increased $2.2 million in fiscal 2008, up 139% from fiscal 2007.

Net revenue in APAC increased $35.8 million in fiscal 2009, up 76.9% from fiscal 2008. Net revenue in Asia increased $19.6 million in fiscal 2008, up 72.7% from fiscal 2007.

Overall net revenue increased 45.6% in fiscal 2009 compared to fiscal 2008 with the geographic mix remaining relatively constant over the fiscal year compared to prior year. Net revenue in APAC as a percent of revenue increased compared to the prior year primarily due to continued market acceptance of our products. We continue to invest in our sales and marketing organizations across all regions.

Gross Profit

The following is a summary of gross profit by fiscal year:

	Year Ended April 30,
	2009	2008	2007
	(dollars in thousands)
Gross profit	$313,610	$233,994	$131,952
Gross profit margin	70.5%	76.6%	74.3%

Fiscal 2009 compared to Fiscal 2008: Gross profit increased $79.6 million, or 34.0%, to $313.6 million in fiscal 2009 from $234.0 million in fiscal 2008, which was consistent with the increase in net revenue. Gross profit margin in fiscal 2009 decreased to 70.5% from 76.6% in fiscal 2008, primarily attributable to higher costs associated with acquired Packeteer products, including $16.2 million of higher costs of net revenues associated with sale of inventories written-up to fair value in connection with the Packeteer acquisition, $5.0 million of amortization of acquired intangible assets, and the $11.9 million write-down of deferred service revenue to fair value in connection with the Packeteer acquisition, all as required by purchase accounting rules. Also contributing to the decrease in gross profit margin compared to fiscal 2008 were increased manufacturing expenses and other cost of goods sold as a percentage of revenue. We expect gross margins to improve in fiscal 2010 due to a decreased impact on cost of goods sold and service revenue from the remaining Packeteer fair value purchase accounting adjustments.

Fiscal 2008 compared to Fiscal 2007: Gross profit increased $102.0 million, or 77.3%, to $234.0 million in fiscal 2008 from $132.0 million in fiscal 2007, which was attributable to the increase in net revenue and higher gross profit margin. As a percentage of net revenue, gross profit margin in fiscal 2008 increased to 76.6% from 74.3% in fiscal 2007, primarily due to more favorable product pricing, a product mix favoring higher margin products such as Blue Coat WebFilter, and higher overall revenue resulting in more effective leverage of fixed product costs, partially offset by higher royalty expense.

Sales and Marketing

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. The following is a summary of sales and marketing expense by fiscal year:

	Year Ended April 30,
	2009	2008	2007
	(dollars in thousands)
Sales and marketing	$178,470	$128,927	$73,083
Sales and marketing as a percentage of net revenue	40.1%	42.2%	41.1%

Fiscal 2009 compared to Fiscal 2008: Sales and marketing expense increased $49.5 million to $178.4 million in fiscal 2009 from $128.9 million in fiscal 2008. The increase in sales and marketing expense was primarily attributable to a $22.4 million increase in salaries and benefits as a result of higher headcount and related expenses including commission payments and training, $0.8 million of increased stock-based compensation expense, $6.4 million of increased travel costs and $6.2 million of increased marketing program spending, including advertising and public relations. The increase in sales and marketing expense was consistent with our plans to invest resources in the WAN Optimization market and promotion of our Application Delivery Network strategy.

Sales and marketing headcount was 469 at April 30, 2009 and 398 at April 30, 2008. During fiscal 2010, we expect sales and marketing expense to continue to increase in absolute dollars as we continue to expand our sales force, increase sales in both U.S. and international markets and establish and expand new distribution channels; however, we expect sales and marketing expense as a percentage of net revenue to decline as we manage our discretionary spending, as well as through organizational efficiencies.

Fiscal 2008 compared to Fiscal 2007: Sales and marketing expense increased $55.8 million to $128.9 million in fiscal 2008 from $73.1 million in fiscal 2007. Sales and marketing expense increased as we continued to expand our sales force and invest in marketing personnel. The increase in sales and marketing expense was primarily attributable to a $19.0 million increase in salaries and benefits as a result of this activity and related expenses such as an $18.3 million increase in commission expense, primarily due to the increase in revenue, coupled with more aggressive sales incentives for WAN acceleration deployments and further development of emerging markets. Also contributing to the increase in sales and marketing expense was an increase in stock-based compensation expense of $2.4 million and an increase in advertising of $1.8 million.

Sales and marketing headcount was 398 at April 30, 2008 compared to 285 at April 30, 2007.

Research and Development

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs. The following is a summary of research and development expense by fiscal year:

	Year Ended April 30,
	2009	2008	2007
	(dollars in thousands)
Research and development	$76,680	$51,587	$39,882
Research and development as a percentage of net revenue	17.2%	16.9%	22.4%

Fiscal 2009 compared to Fiscal 2008: Research and development expense increased $25.1 million in fiscal 2009 to $76.7 million. The increase in research and development expense from fiscal 2008 was largely attributable to a $13.3 million increase in salaries and benefits as a result of higher headcount, including $0.3 million of increased stock-based compensation, $2.5 million of Packeteer acquisition-related integration and transition costs and $6.6 million of increased facilities and IT resource allocations.

Research and development headcount was 368 at April 30, 2009 compared to 281 at April 30, 2008. During fiscal 2010, we believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives. As a result, we expect research and development expense to continue to increase in absolute dollars; however, we expect research and development expense as a percentage of net revenue to decline as we manage our discretionary spending.

Fiscal 2008 compared to Fiscal 2007: Research and development expense increased $11.7 million in fiscal 2008 from fiscal 2007. The increase in research and development expense from the prior year was largely attributable to an $8.5 million increase in salaries and benefits as a result of higher headcount. The increase was also partially attributable to stock-based compensation expense of $5.0 million compared to $3.3 million recorded in fiscal 2007.

Research and development headcount was 281 at April 30, 2008 compared to 205 at April 30, 2007.

General and Administrative

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses. The following is a summary of general and administrative expense by fiscal year:

	Year Ended April 30,
	2009	2008	2007
	(dollars in thousands)
General and administrative	$47,679	$27,909	$28,072
General and administrative as a percentage of net revenue	10.7%	9.1%	15.8%

Fiscal 2009 compared to Fiscal 2008: General and administrative expense increased $19.8 million to $47.7 million in fiscal 2009 from $27.9 million in fiscal 2008. The increase was primarily due to a $10.0 million increase in salaries and benefits as a result of higher headcount and $8.5 million of increased legal fees, professional fees and legal settlement costs.

During fiscal 2010, we expect general and administrative expenses as a percentage of net revenue to decline as we manage our discretionary spending and salary and related expenses. We also expect general and administrative headcount to remain relatively constant in fiscal 2010.

Fiscal 2008 compared to Fiscal 2007: General and administrative expense decreased $0.2 million to $27.9 million in fiscal 2008 from $28.1 million in fiscal 2007. Significant general and administrative expense differences in fiscal 2008 compared to fiscal 2007 were an $8.7 million decrease in legal and accounting expenses associated with our March 2007 restatement, a $6.0 million increase in payroll-related expenses and $2.6 million increase in stock-based compensation.

Amortization of Intangible Assets

We completed the acquisition of Packeteer on June 6, 2008. The acquired intangible assets associated with the Packeteer acquisition consist of developed technology and patents, customer relationships and trade name. Developed technology is comprised of products that have reached technological feasibility and are a part of Packeteer’s product lines, and patents related to the design and development of Packeteer’s products. Customer relationships represent Packeteer’s underlying relationships with its customers. Trade name represents the fair value of brand and name recognition associated with the marketing of Packeteer’s products and services. The amounts assigned to customer relationships, developed technology and patents, and trade name were $35.0 million, $20.0 million, and $0.4 million, respectively. We amortize customer relationships, developed technology and patents, and trade name on a straight-line basis over their weighted average expected useful life of 5, 5, and 2 years, respectively.

For the fiscal years 2009, 2008 and 2007, the amortization of intangible assets was related to our acquisition of Packeteer, our September 11, 2006 acquisition of certain assets of the NetCache business from Network Appliance, Inc., our March 3, 2006 acquisition of Permeo, Inc., our November 16, 2004 acquisition of Cerberian, Inc. and our November 14, 2003 acquisition of Ositis Software, Inc. The amortization of developed technology, patents and trade name is charged to cost of goods sold, while the amortization of core technology and customer relationships is charged to operating expense. Total amortization expense for our identifiable intangible assets for the fiscal years ended April 30, 2009, 2008 and 2007 was $11.6 million, $1.6 million and $1.8 million, respectively.

Restructuring Charges

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of the employment of 33 employees of Blue Coat. Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. The termination of employment of all 33 employees occurred during the first quarter of fiscal 2009, and we recorded a restructuring accrual of $1.5 million in our consolidated statements of operations, including $0.1 million of stock-based compensation related to the modification of certain equity awards. During fiscal 2009, we paid severance in the amount of $1.4 million related to this accrual. We do not anticipate future charges related to this plan and anticipate the remaining balance of the restructuring accrual to be paid by the end of the second quarter of fiscal 2010.

Interest Income, Interest Expense and Other Expense

Interest income consists of interest income earned on our cash and marketable securities. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. At April 30, 2009, our cash was predominately invested in money market mutual funds. Other expense consists primarily of foreign currency exchange gains or losses, banking fees, and non-recurring gains or losses realized outside our normal course of business. The following is a summary of interest income, interest expense and other expense by fiscal year:

	Year Ended April 30,
	2009	2008	2007
	(in thousands)
Interest income	$1,302	$6,127	$4,170
Interest expense	$(885)	$(257)	$(248)
Other expense	$(2,362)	$(461)	$(311)

Fiscal 2009 compared to Fiscal 2008: Interest income decreased for fiscal year 2009 compared to fiscal 2008 as a result of our reduced cash balances together with a decrease in our average investment yield due to lower interest rates and because a majority of our cash and cash equivalents was invested in money market funds. In addition, interest expense increased in fiscal 2009 due to the amortization of the fair value of our Warrants and a beneficial conversion feature associated with our Convertible Senior Notes. Other expense consists primarily of net foreign currency exchange losses of $2.1 million and an impairment charge of $0.2 million taken on a note receivable. Foreign exchange losses increased during fiscal 2009 compared to fiscal 2008, particularly during the first half of the fiscal year when the U.S. dollar strengthened against foreign currencies during the comparable period in fiscal 2008.

Fiscal 2008 compared to Fiscal 2007: Interest income increased for fiscal year 2008 compared to fiscal 2007 primarily as a result of higher average cash and investment balances throughout the year. Other expense consisted primarily of foreign currency exchange gains or losses. In addition, other expense for fiscal 2008 and 2007 included payroll taxes and related penalties for the disqualification of stock options caused by the revised measurement dates determined during the investigation of historical stock option granting practices.

Provision (Benefit) for Income Taxes

The provision for income taxes for the year ended April 30, 2009 was $9.1 million compared to $(2.0) million for the year ended April 30, 2008. The provision primarily reflects current U.S. federal and state income taxes, foreign income taxes in taxable foreign jurisdictions and changes in our valuation allowance. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense and changes in valuation allowance. See Note 9 in the Notes to Consolidated Financial Statements for additional information.

On February 20, 2009, the California Budget Act of 2008 was signed into law which revised certain provisions of the California State Tax Code, including the option to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. We now expect that in fiscal years 2012 and beyond, our income subject to tax in California will be lower than under prior tax law. This change in law did not impact our current tax provision nor do we expect it to have a material impact on our future effective tax rate.

Our provision for income taxes increased for the year ended April 30, 2009 compared to the year ended April 30, 2008, primarily due to lower current year earnings, an increase in the valuation allowance for the current fiscal year, partially offset by a reduction in the amount of unbenefitted foreign losses. The benefit for income taxes of $2.0 million for fiscal 2008 is primarily related to a partial reversal of a valuation allowance on deferred tax assets that was recorded as a reduction to income tax expense, partially offset by foreign income taxes and the current tax provision for U.S. federal and state taxes due primarily from a prepayment of certain intercompany expenses associated with our foreign subsidiaries.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized in future periods. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including operating results, our history of losses and forecasts of future taxable income. Our conclusion that a portion of our deferred tax assets is more likely than not to be realized is strongly influenced by our projections of future taxable income. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, we may record reductions to our valuation allowance. Conversely, if our ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, we may record additions to our valuation allowance.

At April 30, 2009, our projections of future taxable income enabled us to conclude that it is more likely than not that we can realize a portion of our net deferred tax asset. Accordingly, we have recognized deferred tax assets of $27.4 million ($24.9 million of federal and $2.5 million of state) at April 30, 2009. The recognition of deferred tax assets in the current year was recorded as a provision for income taxes of $2.3 million and a credit to goodwill related to recognition of Packeteer deferred tax assets of $10.5 million. At April 30, 2009 and 2008, we had a valuation allowance on our U.S. deferred tax assets of approximately $36.4 million and $23.1 million, respectively, which when released will benefit the income tax provision. The net increase in the valuation allowance was primarily due to a tax accounting methodology change and certain adjustments identified upon filing our 2008 federal and state income tax returns.

As of April 30, 2009, we had net operating loss carryforwards for federal income tax purposes of approximately $183.3 million, which will expire in fiscal years ending in 2012 through 2027 if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $68.4 million, which will expire in fiscal years 2010 through 2027 if not utilized. Of the total tax attributes, we have $84.7 million of federal net operating loss carryforwards and $56.8 million of state net operating loss carryforwards for which no deferred tax asset was recorded until the tax benefit relating to excess stock compensation deduction is realized in accordance with Footnote 82 of SFAS 123(R). We also had federal and California credit carryforwards of approximately $13.9 million and $11.9 million respectively. The federal research credit carryforwards will expire in fiscal years 2027, 2028 and 2029 if not utilized. The federal alternative minimum tax credit and California credit carryforwards are not subject to expiration.

Utilization of our net operating loss and credit carryforwards are subject to substantial annual limitations due to the ownership change provisions of the Internal Revenue Code and similar state provisions. Annual limitations have resulted in the expiration of net operating loss and tax credit carryforwards before utilization of approximately $20.8 million and $3.6 million, respectively. Utilization of federal and state net operating losses of approximately $162.5 million and $68.4 million, respectively, as well as $10.3 million and $11.9 million of federal and state credits, respectively, are subject to annual limitations ranging from approximately $7.0 million to $17.0 million. See Note 9 in the Notes to Consolidated Financial Statements for additional information.

Our total gross unrecognized tax benefits as of April 30, 2009, 2008 and 2007 were $18.8 million, $2.8 million and $2.2 million, respectively. Included in our gross unrecognized tax benefits as of April 30, 2009 is approximately $17.4 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

In accordance with FIN 48, we have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $1.0 million, $0.03 million and $0.02 million as of April 30, 2009, 2008 and 2007, respectively, with approximately $0.3 million and $0.02 million included as a component of our provision for income taxes for fiscal year 2009 and 2008, respectively.

Due to our taxable loss position from inception through fiscal year 2007, all tax years are subject to examination in U.S. federal and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2000 forward, none of which are individually material. We are unable to anticipate the change in the balance of the unrecognized tax benefits in the next twelve months due to the possibility of tax examinations and our continued assessment of potential contingencies.

Acquisitions

We acquired Packeteer, a provider of sophisticated WAN traffic prioritization technologies, on June 6, 2008, by means of a merger of our wholly owned subsidiary with and into Packeteer, such that Packeteer became our wholly-owned subsidiary. Of the total estimated purchase price of $278.6 million for Packeteer, approximately $146.2 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill resulting from business combinations subsequent to June 30, 2001 is not amortized but instead is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. Our acquisition of Packeteer did not result in the creation of a new business segment.

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associate, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, private sales of convertible notes and warrants and an initial public offering of our common stock.

Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents. We determine the appropriate classification of our investments at the time of purchase and evaluate such designation as of each balance sheet date based on our intent and ability to use such funds for current operations. Short-term investments consist primarily of commercial paper and corporate securities with original maturities between three months and one year. To date, all of our investments have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss) in stockholders’ equity. Effective May 1, 2008, we adopted SFAS No. 157, Fair Value Measurement, except as it applies to those nonfinancial assets and nonfinancial liabilities that are not required to be measured on a recurring basis as deferred under SFAS No. 157-2. The fair value of these securities is determined in accordance with SFAS 157 and is based on quoted market prices in active markets.

As of April 30, 2009, we had cash and cash equivalents of $114.2 million and restricted cash of $0.8 million. We paid $264.0 million in cash for the Packeteer acquisition, which closed during the first quarter of fiscal 2009. The Packeteer acquisition was funded primarily from our cash balance of $161.0 million as of April 30, 2008 and the issuance of the Convertible Senior Notes and associated Warrants, which generated net proceeds of $79.7 million. In addition, we acquired cash of $77.5 million as a result of the Packeteer acquisition. We believe our existing cash, cash equivalents, short-term investments and anticipated cash from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may seek to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of other business opportunities as they arise.

The following summarizes cash and cash equivalents, short-term investments and restricted cash:

	April 30,
	2009	2008	2007
	(dollars in thousands)
Cash, cash equivalents and short-term investments	$114,163	$162,178	$93,887
Restricted cash	850	861	4,981

	$115,013	$163,039	$98,868

Percentage of total assets	20.5%	42.0%	39.8%

Should prevailing economic conditions or financial, business and other factors beyond our control adversely affect our future cash requirements, or if cash is used for unanticipated purposes, we may need additional capital sooner than expected. Although we believe that we can achieve our planned cash flow for fiscal 2010, we cannot guarantee such achievement. As well, given the current uncertainty in debt and equity capital markets, we cannot guarantee that, should it be required, sufficient debt or equity capital will be available to us under acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced.

Cash Flow

	Year Ended April 30,
	2009	2008	2007
	(in thousands)
Cash provided by operating activities	$57,710	$56,901	$27,960
Cash provided by (used in) investing activities	(196,650)	10,267	(67,465)
Cash provided by financing activities	92,129	43,793	42,528

Net increase (decrease) in cash and cash equivalents	$(46,811)	$110,961	$3,023

Cash provided by operating activities

Our largest source of operating cash flows is cash collections from our customers who purchase our products and services. Our primary uses of cash from operating activities are for personnel related expenditures, product costs, and facility related payments.

Fiscal 2009 compared to Fiscal 2008: Net cash provided by operating activities was $57.7 million for fiscal 2009, compared to $56.9 million in the comparable prior year period. The increase in operating cash flow was primarily due to higher cash collections, reflected by our days sales outstanding decreasing from 60 days at April 30, 2008 to 57 days at April 30, 2009. These increases were offset by certain payments made related to our Packeteer acquisition, including transaction costs, severance payments and other liabilities assumed as a result of the Packeteer acquisition and lower net income.

Fiscal 2008 compared to Fiscal 2007: Net cash provided by operating activities was $56.9 million for the fiscal 2008, compared to $28.0 million for fiscal 2007. This increase was largely attributable to growth in net income for the fiscal year as well as net changes in our working capital. Increases in working capital sources of cash were primarily driven by increases in deferred revenue as a result of an increase in new service contracts sold with our appliances and the renewal of service contracts from our expanding installed base, both of which are recognized ratably over the service period; increases in accounts payable and accrued liabilities due to increased operating expenses; and increases in accrued payroll and related benefits due to increased headcount and a higher commission accrual. Working capital uses of cash during fiscal 2008 included an increase in our accounts receivable balance of $27.0 million, largely due to higher net revenue in fiscal 2008 and an increase in our days sales outstanding from 51 days at April 30, 2007 to 60 days at April 30, 2008, which was largely attributable to a greater concentration of revenue recognized in the last month of fiscal year 2008 compared to fiscal 2007. Also contributing to working capital uses of cash was an increase in net deferred tax assets of $19.6 million as a result of the partial release in our valuation allowance.

Cash provided by (used in) investing activities

Fiscal 2009 compared to Fiscal 2008: Net cash used by investing activities was $196.7 million for fiscal 2009, compared to $10.3 million provided by investing activities in the same period last year. The increase in cash used by investing activities in comparison to fiscal 2008 was primarily due to cash used to purchase Packeteer of $170.6 million, net of cash acquired, and $27.3 million of increased purchases of property and equipment, consisting primarily of furniture and leasehold improvements. Fiscal 2008 included $25.3 million of cash used for the purchase of Packeteer common stock and $11.2 million used for the purchase of property and equipment, offset by $4.1 million related to the escrow release from the NetCache acquisition and net proceeds from the sale and maturities and purchases of investment securities of $42.7 million.

Fiscal 2008 compared to Fiscal 2007: Net cash provided by investing activities was $10.3 million for fiscal 2008, compared to $67.5 million used in investing activities for fiscal 2007. Net cash provided by investing activities increased in fiscal 2008 compared to fiscal 2007 due to net proceeds from the sale of investment securities of $42.7 million compared to net purchases of $37.3 million in fiscal 2007 and $4.1 million related to the escrow release from the NetCache acquisition in fiscal 2008 with no comparable activity in fiscal 2007. Net cash provided by investing activities in fiscal 2008 also included $25.3 million of cash used for the purchase of Packeteer common stock and $11.2 million used for the purchase of property and equipment compared to $25.0 million of cash used to acquire Permeo and certain assets of the NetCache business and $5.3 million used for the purchase of property and equipment in fiscal 2007. The increased use of cash for property and equipment was primarily related to purchases of computer equipment, software, furniture and leasehold improvements associated with the growth in our business.

Cash provided by financing activities

Fiscal 2009 compared to Fiscal 2008: Net cash provided by financing activities was $92.1 million for fiscal 2009 compared to $43.8 million provided in the same period last year. The increase in financing activities was primarily due to the net proceeds of $79.7 million from our issuance of the Convertible Senior Notes and associated Warrants, offset by lower employee stock option exercises and purchases of our stock under our employee stock purchase plan and related tax benefits. The net cash provided by our financing activities for fiscal 2008 primarily consisted of proceeds from the exercise of employee stock options and purchases of our stock under our employee stock purchase plan.

Fiscal 2008 compared to Fiscal 2007: Net cash provided by financing activities was $43.8 million for fiscal 2008 compared to $42.5 million net cash provided by financing activities for fiscal 2007. The net cash provided by financing activities in fiscal 2008 was attributable to proceeds from the issuance of common stock of $29.8 million and a tax benefit related to stock-based compensation of $14.0 million. The net cash provided by financing activities in fiscal 2007 was primarily related to net proceeds of $41.9 million received from our sale of Series A preferred stock.

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and short-term investments.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations as of April 30, 2009:

	Year Ended April 30,
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Long-term debt obligations	$—	$—	$—	$—	$80,000	$—	$80,000
Future minimum lease payments	8,902	7,907	7,559	7,402	6,812	10,521	49,103
Purchase and other commitments	10,406	100	200	200	—	—	10,906

Total	$19,308	$8,007	$7,759	$7,602	$86,812	$10,521	$140,009

We lease certain office equipment and office facilities under non-cancelable operating leases that expire at various dates through 2016. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable. Any assets purchased using a lessee improvement allowance are capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

In September 2005, we commenced a five-year operating lease of a building that serves as our headquarters in Sunnyvale, California. On June 20, 2008, we amended the lease for our corporate headquarters. Pursuant to the lease amendment, we added 116,586 additional square feet of space comprising an additional building and extended the term of the lease through November 30, 2015. The lease amendment provides for an annualized base rent ranging from $2.7 million to $3.4 million for the new premises during the term of the lease applicable to the new premises, which commenced on November 1, 2008. The lease amendment provides for an annualized base rent ranging from $2.9 million to $3.4 million for the existing premises during the extension term, which commences on September 1, 2010.

In connection with the lease, we are required to maintain an irrevocable standby letter of credit with a major financial institution as a form of security. The amount of the letter of credit was reduced to $0.8 million during fiscal 2009 from $0.9 million at April 30, 2008 and the expiration date was extended to February 2010. The letter of credit is secured by deposits and provides for automatic annual extensions, without amendment, for a period of one year on each successive expiration date, but no later than the lease expiration of November 30, 2015. The deposits securing the letter of credit are classified as long-term restricted cash in the accompanying consolidated balance sheets as of April 30, 2009 and 2008, respectively.

At April 30, 2009, we had a liability for unrecognized tax benefits of $12.7 million. Due to uncertainties with respect to the timing of future cash flows associated with our unrecognized tax benefits at April 30, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the applicable taxing authority. Therefore, $12.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 9 in the Notes to Consolidated Financial Statements for a discussion of income taxes.

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation under these arrangements at April 30, 2009 was $10.3 million. In addition, we have obligations under a cross patent license agreement of $0.6 million.

Off-Balance Sheet Arrangements

As of April 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

As of April 30, 2009, we did not have any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including changes in exchange rates and interest rates. We do not undertake any specific actions to cover our exposures to exchange and interest rate risks, and we are not a party to any risk management transactions. We also do not purchase or hold any derivative financial instruments for hedging, speculative or trading purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of April 30, 2009, we had cash and cash equivalents of $114.2 million and restricted cash of $0.8 million. These amounts are primarily held in money market funds. We maintain a strict investment policy, which is intended to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We primarily develop products in the United States and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Because all of our sales are currently billed and collected in U.S. dollars, a strengthening of the dollar could potentially make our products less price-competitive in foreign markets. If the events described above were to occur, our net revenue and earnings could be seriously impacted, since a significant portion of our net revenue and earnings are derived from international operations. For the fiscal years 2009, 2008 and 2007, approximately 57.4%, 53.2% and 53.4%, respectively, of our total net revenue was derived from customers outside of North America. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates; however, we do not expect that the risks associated with our international operations will be material.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Blue Coat Systems, Inc.

We have audited the accompanying consolidated balance sheets of Blue Coat Systems, Inc. as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Coat Systems, Inc. at April 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blue Coat Systems, Inc.’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 17, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

June 17, 2009

BLUE COAT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 30, 2009	April 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$114,163	$160,974
Short-term investments	—	1,204
Accounts receivable, net of allowance of $1,420 and $176 as of April 30, 2009 and 2008, respectively	77,161	59,056
Inventories	5,700	262
Prepaid expenses and other current assets	13,113	7,163
Current portion of deferred income tax assets	7,941	7,294

Total current assets	218,078	235,953
Property and equipment, net	34,955	14,975
Restricted cash	850	861
Goodwill	238,466	92,243
Identifiable intangible assets, net	48,774	5,010
Investment in Packeteer	—	25,092
Non-current deferred income tax assets	19,412	11,867
Other assets	1,758	1,767

Total assets	$562,293	$387,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,105	$18,695
Accrued payroll and related benefits	18,374	16,464
Deferred revenue	96,656	68,242
Other accrued liabilities	12,299	8,991

Total current liabilities	151,434	112,392
Deferred revenue, less current portion	33,923	21,318
Deferred rent, less current portion	5,703	1,349
Long-term income taxes payable	12,677	638
Other non-current liabilities	600	610
Zero Coupon Convertible Senior Notes, due in 2013	76,347	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 39,713 and 38,267 shares issued and outstanding at April 30, 2009 and 2008, respectively	2	2
Additional paid-in capital	1,168,106	1,128,903
Treasury stock, at cost; 330 and 276 shares held at April 30, 2009 and 2008, respectively	(1,629)	(903)
Accumulated deficit	(884,870)	(876,362)
Accumulated other comprehensive income (loss)	—	(179)

Total stockholders’ equity	281,609	251,461

Total liabilities and stockholders’ equity	$562,293	$387,768

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended April 30,
	2009	2008	2007
Net revenue:
Product	$305,601	$233,858	$136,770
Service	139,144	71,581	40,930

Total net revenue	444,745	305,439	177,700
Cost of net revenue:
Product	85,825	48,056	31,779
Service	45,310	23,389	13,969

Total cost of net revenue	131,135	71,445	45,748
Gross profit	313,610	233,994	131,952
Operating expenses:
Sales and marketing	178,470	128,927	73,083
Research and development	76,680	51,587	39,882
General and administrative	47,679	27,909	28,072
Amortization of intangible assets	6,667	450	619
Restructuring (reversal)	1,546	—	(19)

Total operating expenses	311,042	208,873	141,637

Operating income (loss)	2,568	25,121	(9,685)
Interest income	1,302	6,127	4,170
Interest expense	(885)	(257)	(248)
Other expense	(2,362)	(461)	(311)

Income (loss) before income taxes	623	30,530	(6,074)
Provision (benefit) for income taxes	9,131	(2,038)	1,124

Net income (loss)	$(8,508)	$32,568	$(7,198)

Net income (loss) per share:
Basic	$(0.22)	$0.93	$(0.25)

Diluted	$(0.22)	$0.82	$(0.25)

Weighted average shares used in computing net income (loss) per share:
Basic	38,493	35,179	29,188

Diluted	38,493	39,659	29,188

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balances at April 30, 2006	29,314	2	1,014,493	(276)	(903)	(1,901)	(901,732)	(1)	109,958
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(7,198)	—	(7,198)
Net unrealized gain on available for sale securities	—	—	—	—	—	—	—	12	12

Total comprehensive loss									(7,186)

Common shares issued under stock option and stock purchase plans	184	—	649	—	—	—	—	—	649
Common stock issued in the acquisition of certain assets of the NetCache business	720	—	5,668	—	—	—	—	—	5,668
Elimination of deferred compensation related to adoption of SFAS 123(R)	—	—	(1,901)	—	—	1,901	—	—	—
Stock-based compensation expenses	—	—	9,500	—	—	—	—	—	9,500

Balances at April 30, 2007	30,218	2	1,028,409	(276)	(903)	—	(908,930)	11	118,589
Components of comprehensive income:
Net income	—	—	—	—	—	—	32,568	—	32,568
Net unrealized (loss) on available for sale securities	—	—	—	—	—	—	—	(190)	(190)

Total comprehensive gain									32,378

Common shares issued under stock option and stock purchase plans	3,525	—	29,793	—	—	—	—	—	29,793
Tender offer	—	—	(2,683)	—	—	—	—	—	(2,683)
Tax benefit from stock-based awards	—	—	14,518	—	—	—	—	—	14,518
Stock-based compensation expenses	—	—	16,806	—	—	—	—	—	16,806
Conversion of preferred stock into common	4,800	—	42,060	—	—	—	—	—	42,060

Balances at April 30, 2008	38,543	2	1,128,903	(276)	(903)	—	(876,362)	(179)	251,461
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(8,508)	—	(8,508)
Net unrealized gain on available for sale securities	—	—	—	—	—	—		179	179

Total comprehensive loss									(8,329)

Common shares issued under stock option and stock purchase plans	1,500	—	12,943	(54)	(726)	—	—	—	12,217
Fair value of equity awards assumed in connection with Packeteer acquisition	—	—	4,610	—	—	—	—	—	4,610
Issuance of Convertible Senior Notes and Warrants, including beneficial conversion feature	—	—	4,055	—	—	—	—	—	4,055
Tax benefit from stock-based awards	—	—	(890)	—	—	—	—	—	(890)
Stock-based compensation expenses	—	—	18,485	—	—	—	—	—	18,485

Balances at April 30, 2009	40,043	$2	$1,168,106	(330)	$(1,629)	$—	$(884,870)	$—	$281,609

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended April 30,
	2009	2008	2007
Operating Activities
Net income (loss)	$(8,508)	$32,568	$(7,198)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,429	5,557	3,919
Amortization	11,790	1,845	2,000
Stock-based compensation	18,397	16,806	9,500
Accretion of warrants and issuance costs related to convertible notes	820	—	—
Accretion of preferred stock issuance costs	—	181	—
Stock-based compensation related to restructuring	88	—	—
Tax benefit (expense) of stock option deduction	(890)	14,518	—
Excess tax benefit of stock option deductions	(255)	(14,000)	—
Restructuring reversal	—	—	(19)
Loss (gain) on disposition of equipment	300	18	(35)
Changes in operating assets and liabilities:
Accounts receivable	(6,883)	(26,977)	(9,794)
Inventories	20,221	227	(54)
Prepaid expenses and other current assets	(4,263)	373	(3,641)
Other assets	596	(472)	(969)
Accounts payable	3,209	6,644	6,614
Accrued payroll and related benefits	(5,537)	2,071	4,259
Accrued restructuring	101	(238)	(637)
Other accrued liabilities	(13,244)	3,715	1,422
Deferred rent	2,857	(83)	132
Deferred income taxes	3,463	(19,644)	483
Deferred revenue	25,019	33,792	21,978

Net cash provided by operating activities	57,710	56,901	27,960
Investing Activities
Proceeds from sale of equipment	—	—	148
Purchases of property and equipment	(27,286)	(11,241)	(5,282)
Proceeds from sale and maturities of short-term investments	1,216	164,489	87,082
Purchases of short-term investments	—	(121,831)	(124,368)
Investment in Packeteer	—	(25,270)	—
Release of escrow from NetCache acquisition	—	4,120	—
Acquisitions, net of cash acquired and prior year’s investment	(170,580)	—	(25,045)

Net cash provided by (used in) investing activities	(196,650)	10,267	(67,465)
Financing Activities
Net proceeds from issuance of common stock	12,217	29,793	649
Excess tax benefit from stock-based compensation	255	14,000	—
Net proceeds from issuance of convertible notes	79,657	—	—
Net proceeds from sales of Series A redeemable convertible preferred stock	—	—	41,879

Net cash provided by financing activities	92,129	43,793	42,528

Net increase (decrease) in cash and cash equivalents	(46,811)	110,961	3,023
Cash and cash equivalents at beginning of period	160,974	50,013	46,990

Cash and cash equivalents at end of period	114,163	$160,974	$50,013

Supplemental schedule of non-cash investing and financing activities
Conversion of Series A redeemable convertible preferred stock	$—	$42,060	$—
Fair value of equity awards assumed in connection with acquisitions	$4,610	$—	$—
Issuance of common stock for acquisitions	$—	$—	$5,668
Issuance of Convertible Senior Notes and Warrants	$4,055	$—	$—
Cash paid for interest	$65	$257	$248
Cash paid for income taxes, net of refunds	$9,065	$916	$315

The accompanying notes are an integral part of these Consolidated Financial Statements.

Note 1. Summary of Significant Accounting Policies

Description of Business

Blue Coat Systems, Inc., also referred to in this report as “we” or “us,” designs, develops and sells products and services that optimize and secure the delivery of business applications and other information to distributed users over a Wide Area Network (“WAN”), or the public Internet (also known as the Web). Our products provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed to optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers. In addition to optimizing the performance and delivery of applications, our products enable our end user customers to secure their Internet gateways and remote computer systems by providing protection from malicious code, or malware, and objectionable content. We call this “intelligent application and user control.”

Our product and service offerings are focused on the emerging market for Application Delivery Network infrastructure products and services. This market addresses the need of enterprises with multiple offices and geographically decentralized employees (“distributed enterprises”) to more efficiently and effectively use and secure their critical business applications and networks.

Basis of Presentation

The consolidated financial statements include the accounts of Blue Coat Systems, Inc. and our subsidiaries, all of which are wholly owned. All inter-company balances and transactions have been eliminated. We record all acquisitions using the purchase method of accounting and, accordingly, included the results of operations in our consolidated results as of the date of each acquisition. The consolidated financial statements include the accounts and operating results of Packeteer Inc. (“Packeteer”) beginning June 6, 2008, as well as the results from all prior year acquisitions. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the periods presented.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period’s presentation. Such reclassifications did not affect net revenues, operating income or net income.

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

Revenue Recognition

Our products include stand-alone software and software that is essential to the functionality of our appliances. Additionally, we provide unspecified software upgrades through maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, (“SOP 97-2”) and all related interpretations. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is probable.

We define each of the four criteria above as follows:

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements.

Delivery or performance has occurred. We use shipping and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. Most of our sales are made through distributors under agreements that, in most cases, allow for stock rotation rights. Net revenue and the related cost of net revenue resulting from shipments of products to distributors are deferred until the distributors report that our products have been sold to a customer. Product revenue in China is deferred until the customer registers its purchase of the proxy appliance.

For direct sales to end-users and value-added resellers, we recognize product revenue upon transfer of title and risk of loss, which generally is upon shipment. We do not accept orders from value-added resellers when we are aware that the value-added reseller does not have an order from an end user customer. We generally do not have significant obligations for future performance, such as rights of return or pricing credits, associated with sales to end users and value-added resellers.

The sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment.

Collection is probable. We assess probability of collection on a customer-by-customer basis. We subject our customers to a credit review process that evaluates their financial condition and ability to pay for our products and services. If we conclude that collection is not probable based upon our initial review, we do not recognize revenue until cash is received.

For products in an arrangement that includes multiple elements, such as appliances, maintenance or software, we use the residual method to recognize revenue for the delivered elements. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements, provided that vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately. We analyze our stand alone maintenance renewals by sales channel and service offering (strata). We determine the VSOE of fair value for maintenance by analyzing our stand alone maintenance renewals and noting that a substantial majority of transactions fall within a narrow range for each stratum. In limited cases, VSOE of fair value has been based on management determined prices. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized at the earlier of delivery of those elements or establishment of fair value for the remaining undelivered elements. When VSOE of fair value cannot be determined for any undelivered maintenance, subscription or service elements, revenue for the entire arrangement is recognized ratably over the maintenance, subscription or service period.

Maintenance and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses recognized as incurred. Maintenance and subscription contracts usually have a term of one to three years. Unearned maintenance and subscription revenue is included in deferred revenue.

Shipping Costs

When we bill customers for shipping, we record shipping costs in both net revenue and cost of net revenue. If we do not charge customers for shipping, the costs incurred for shipping are reflected in cost of net revenue.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. We analyze accounts receivable and historical bad debts, customer geographic concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of such allowance, and record any required changes in the allowance account to general and administrative expense. We write off accounts receivable when they are deemed to be uncollectible.

Stock-Based Compensation

Effective May 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS No. 123 (R)”) using the modified prospective transition method. Under that transition method, compensation expenses recognized beginning on that date include: (a) compensation expense for all unvested share-based payments granted prior to May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation expense for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). We use the Black-Scholes option valuation model to calculate this compensation expense.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected term of options, the expected price volatility of the stock underlying such options, the risk-free interest rate, and the expected forfeiture rate.

See Note 8 in the Notes to Consolidated Financial Statements for additional information.

Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

Short-term investments consist primarily of commercial paper and corporate securities with original maturities between three months and one year. We determine the appropriate classification of our investments at the time of purchase and evaluate such designation as of each balance sheet date based on our intent and ability to use such funds for current operations. To date, all of our investments have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss) in stockholders’ equity. Effective May 1, 2008, we adopted SFAS No. 157, Fair Value Measurement, except as it applies to those nonfinancial assets and nonfinancial liabilities. The fair value of these securities is determined in accordance with SFAS 157 and is based on quoted market prices in active markets. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other expense. The cost of securities sold is based on a specific identification methodology. Interest and dividends on all securities are included in interest income.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and payable, accrued liabilities and Senior Convertible Debt. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and payable and accrued liabilities approximate their respective fair values because of the short-term nature of those instruments. As of April 30, 2009, the carrying value of the Convertible Senior Notes approximates the fair value. The carrying amount of the Convertible Senior Notes is net of discounts, primarily related to the associated Warrants. See Note 5 for further information regarding the Convertible Senior Notes and Warrants.

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate securities, U.S. government agency discount notes and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. Such deposits may be in excess of insured limits. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents or short-term investments in our consolidated balance sheets for the years ended April 30, 2009 and 2008. We believe the financial risks associated with these financial instruments are minimal. We have not experienced material losses from our investments in these securities.

Generally, we do not require collateral for sales to customers. However, we perform on-going credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. During the years ended April 30, 2009 and 2008, Alternative Data Technology, Inc., a channel partner customer, accounted for 12.4% and 12.2% of our net revenue, respectively. During the year ended April 30, 2007, ComputerLinks AG, a channel partner customer, accounted for 11.2% of our net revenue. As of April 30, 2009, Alternative Data Technology, Inc., a channel partner customer, accounted for 12.4% of our gross accounts receivable balance. As of April 30, 2008 and 2007, no single customer accounted for more than 10.0% of our gross accounts receivable balance.

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

Supply Chain Liabilities and Valuation of Inventories

We outsource most of our manufacturing, product fulfillment, repair, and supply chain management operations to contract manufacturers, and a significant portion of our cost of revenues is a result of this activity. Our contract manufacturers procure components and manufacture our products based on demand forecasts that we prepare. These forecasts are based on estimates of future product demand and are adjusted for overall market conditions. If the actual product demand is significantly lower than forecasted, it could have an adverse impact on our gross margins and profitability.

Inventories consist of raw materials and finished goods. Inventories are recorded at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions.

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

Acquisitions, Goodwill and Identifiable Intangible Assets

We account for acquired businesses using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. The fair value of intangible assets, including acquired technology and customer relationships, is based on significant judgments made by management. We typically engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in determining the fair value and useful lives of the assets include, but are not limited to, future expected cash flows earned from the product related technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives, which are three to seven years for developed technology and patents, five years for core technology, five to seven years for customer relationships and two years for trade name.

We perform annual goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, during our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared to the carrying amount of our assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2009 and concluded that no impairment existed at April 30, 2009.

We periodically evaluate potential impairments of our long-lived assets, including identifiable intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis.

Research and Development

We account for costs related to research, design and development of our products in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. When significant, SFAS 86 requires the capitalization of software development costs after establishment of technological feasibility and marketability. Such costs were not material to our consolidated financial statements and were expensed as incurred in fiscal 2009, 2008, and 2007, respectively.

Foreign Currency

The functional currency of our domestic and foreign operations is the U.S. dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition and results of operations from local currencies into the functional currency, are included in “other income (expense)” in the accompanying consolidated statements of operations. Foreign currency losses included in other expense for the years ended April 30, 2009, 2008 and 2007 were $2.3 million, $0.7 million and $1.5 million, respectively.

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

Legal and Other Contingencies

We are currently involved in various claims and legal proceedings. We review the status of each significant matter and assess our potential financial exposure on a quarterly basis. We record a charge equal to at least the minimum estimated liability for damages arising from litigation or other loss contingencies only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. As additional information becomes available, we reassess the potential liability related to pending loss contingencies and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Advertising Costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs were $5.6 million for the year ended April 30, 2009, $2.1 million for the year ended April 30, 2008 and $0.3 million for the year ended April 30, 2007.

Comprehensive Income

We report comprehensive income in accordance with FASB SFAS No. 130, Reporting Comprehensive Income and include adjustments to record unrealized gains and losses on available-for-sale securities. These adjustments are accumulated in “Accumulated other comprehensive income (loss)” in the stockholders’ equity section of the consolidated balance sheets.

Income Taxes

We use the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense and calculating the deferred income tax expense related to temporary difference resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of the amortization of certain intangible assets. These temporary differences result in deferred tax assets or liabilities, which are included within the consolidated balance sheets.

We record a valuation allowance to reduce certain deferred tax assets to an amount that we estimate is more likely than not to be realized. We consider estimated future taxable income and prudent tax planning strategies in determining the need for a valuation allowance. When we determine that it is more likely than not that some or all of our deferred tax assets will be realizable by either refundable income taxes or future taxable income, the valuation allowance will be reduced and the related tax impact will be recorded as a reduction to the tax provision in that quarter. Likewise, should we determine that we are not likely to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be recorded as an increase to the tax provision in the period such determination was made.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

On May 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We review our uncertain tax benefits quarterly, and we may adjust such uncertain tax benefits because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations. In addition, our tax contingency reserve includes certain amounts for potential tax assessments for pre-acquisition tax years of acquired companies, which, if recognized, will be recorded to our provision for income taxes upon our adoption of SFAS 141(R), Business Combinations, in fiscal 2010.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS No. 157-4 superseded FSP FAS No. 157-3 by clarifying when the volume and level of activity for the asset or liability have significantly decreased and included guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We do not expect the implementation of this standard to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment. This FSP will change the method for determining whether an other-than-temporary impairment exists for debt securities and will change the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will assess the likelihood of selling the security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery. FSP FAS No. 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the implementation of this standard to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments. This FSP requires that certain fair value disclosures be made quarterly, rather than annually, to provide users of financial statements with more timely information about the effects of current market conditions on the issuer’s financial instruments. The FSP requires disclosure in interim financial statements of the fair value of all financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. FSP FAS No. 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the implementation of this standard to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination, which arises from a contingency, provided the fair value of the asset or liability on the date of acquisition can be determined. It will be effective for assets or liabilities arising from contingencies that are acquired or assumed in business combinations that occur following the start of the issuer’s first fiscal year that begins on or after December 15, 2008. Accordingly, we will apply these new provisions prospectively to business combinations that are consummated beginning in the first quarter of fiscal year 2010.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). A defensive intangible asset is an intangible asset acquired in a business combination that the acquirer does not intend to use, but will maintain in order to prevent others from using it. EITF 08-7 clarifies that a defensive intangible asset must be recognized at its fair value as a separate unit of accounting and that the useful life of the asset is the period of time over which others are prevented from using it. EITF 08-7 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively. EITF 08-7 may have an impact on our consolidated financial statements with respect to acquisitions of defensive intangible assets in business combinations that occur after April 30, 2009. The nature and magnitude of the specific impact will depend upon the nature and value of the defensive assets acquired.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 clarified the application of FAS No. 157. FSP FAS No. 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is indexed to an Entity’s Own Stock. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 07-5 to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have made awards of restricted stock that contain non-forfeitable rights to dividends and those restricted shares will be considered participating securities upon adoption of FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2010. We do not expect the adoption of FSP EITF 03-6-1 to have a material impact on our calculation of EPS.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB No. 14-1 will require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB No. 14-1 is effective for fiscal years beginning after December 15, 2008, and will be required to be applied retrospectively to all periods presented. We will be required to implement the standard during the first quarter of fiscal 2010. We do not expect the adoption of FSP APB No. 14-1 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The impact of FSP FAS 142-3 will depend upon the nature, terms, and size of the acquisitions the Company consummates after April 30, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide an enhanced understanding of an entity’s use of derivative instruments and, how they are accounted for under SFAS No. 133, and to require a tabular disclosure of the effects of such instruments and related hedged items on the entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 in the fourth quarter of fiscal 2009. Since SFAS No. 161 requires only additional disclosures about our derivatives and hedging activities, the adoption of SFAS No. 161 did not have an impact on our consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FSP No. 157-2 was issued, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year, for items within its scope. Effective May 1, 2008, we adopted SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope of FSP No. 157-2. Our partial adoption of SFAS No. 157 did not materially impact our financial position and results of operations. We currently are assessing the impact of the adoption of SFAS No. 157 as it relates to our nonfinancial assets and nonfinancial liabilities, and have not yet determined the impact that such adoption will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to better evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. SFAS No. 141(R) will impact our consolidated financial statements with respect to future acquisitions. The nature and magnitude of the impact will depend upon the nature, terms, and size of the acquisitions consummated after April 30, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. This statement is effective for our fiscal year beginning May 1, 2009. We do not expect the implementation of this standard to have a material impact on our consolidated financial statements.

Note 2. Per Share Amounts

Basic net income per share and diluted net income per share are presented in conformity with SFAS No. 128, Earnings Per Share and EITF 03-6, Participating Securities and the Two-Class Method” for all periods presented. The Company’s Convertible Senior Notes are participating securities whereby the holder would participate equally in any future dividends and in undistributed earnings with common shareholders.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Net income (loss) applicable to common stockholders is determined by allocating undistributed earnings to Convertible Senior Note holders. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) dilutive effect of outstanding stock awards, warrants and shares issuable under our employee stock purchase plan using the treasury stock method (ii) issuance of shares upon the conversion of outstanding Series A Redeemable Convertible Preferred Stock; and (iii) conversion of Convertible Senior Notes, issued June 2008. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net loss per share are the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive. No portion of the loss for the year ended April 30, 2009 was allocated to the participating securities under the two-class method since there is no contractual obligation for the Convertible Senior Notes to share in the losses of the Company.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations reconciled to basic and diluted per share amounts applicable to common shareholders:

	Year Ended April 30,
	2009	2008	2007
	(in thousands, except per share amounts)
Basic net income (loss) per share
Numerator:
Net income (loss)	$(8,508)	$32,568	$(7,198)
Less: undistributed earnings allocated to Convertible Senior Notes holders	—	—	—

Net income (loss) applicable to common shareholders	$(8,508)	$32,568	$(7,198)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per share	38,493	35,179	29,188
Effect of participating Convertible Senior Notes	—	—	—

Weighted average common shares outstanding using the two-class method	38,493	35,179	29,188

Basic income (loss) applicable to common shareholders per share	$(0.22)	$0.93	$(0.25)

Diluted earnings per share
Numerator:
Net income (loss)	$(8,508)	$32,568	$(7,198)
Less: undistributed earnings allocated to Convertible Senior Notes holders	—	—	—

Net income (loss) applicable to common shareholders	$(8,508)	$32,568	$(7,198)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per share	38,493	35,179	29,188
Add: Weighted average employee stock options	—	2,527	—
Add: Other weighted average dilutive potential common stock	—	153	—
Add: Series A Redeemable Convertible Preferred Stock, as converted (1)	—	1,800	—

Weighted average common shares used in computing diluted net income (loss) per share	38,493	39,659	29,188
Effect of participating Convertible Senior Notes	—	—	—

Weighted average common share outstanding using the two-class method	38,493	39,659	29,188

Diluted income (loss) applicable to common shareholders per share	$(0.22)	$0.82	$(0.25)

(1)	All shares of Series A Redeemable Convertible Preferred Stock were subsequently converted into common stock by the end of September 2007.

For the year ended April 30, 2008, outstanding stock options and restricted stock awards covering 1.4 million shares were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive as their exercise prices were greater than or equal to the average market price of our common shares during the respective periods.

For the years ended April 30, 2009 and 2007, outstanding stock options, employee stock purchase plan shares and restricted stock awards covering 6.6 million shares and 3.2 million shares, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive due to our net loss for the years ended April 30, 2009 and 2007. Included in the 6.6 million shares that were excluded for the year ended April 30, 2009, are outstanding stock options covering 5.8 million shares that were also anti-dilutive because their exercise prices were greater than or equal to the average market price of the common shares during the respective period. Included in the 3.2 million shares that were excluded for the year ended April 30, 2007, are outstanding stock options covering 1.7 million shares that were also anti-dilutive because their exercise prices were greater than or equal to the average market price of the common shares during the respective period.

Warrants to purchase 385,356 shares of our common stock were outstanding at April 30, 2009, but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of our common stock during the year ended April 30, 2009; therefore, their effect was anti-dilutive.

Shares of our common stock issuable upon the assumed conversion of the Convertible Senior Notes in the amount of 3,853,564 were not included in the computation of diluted earnings per share for the year ended April 30, 2009, because they would have been anti-dilutive due to our net loss for that period. See Note 5 for further information regarding the Convertible Senior Notes and Warrants.

Note 3. Acquisitions

Fiscal 2009 Acquisition

Packeteer

We acquired Packeteer a provider of sophisticated WAN traffic prioritization technologies, on June 6, 2008, by means of a merger of our wholly owned subsidiary with and into Packeteer, such that Packeteer became our wholly-owned subsidiary. We acquired Packeteer, among other things, to add to our product portfolio products that identify and classify the applications on the network and monitor application response times and utilization. We have included the operating results of Packeteer in our consolidated financial results since the June 6, 2008 acquisition date.

The following table summarizes the components of the total purchase price (in thousands):

Cash	$263,973
Fair value of vested Packeteer equity awards assumed	4,610
Direct transaction costs	10,015

Total purchase price	$278,598

At the closing of the acquisition, there were approximately 2,644,294 million shares of our common stock issuable upon of the exercise of the outstanding options and restricted stock awards we assumed at the closing in accordance with the terms of the merger agreement. The conversion value of the Packeteer options assumed was based on the exercise price of each Packeteer option multiplied by a conversion ratio of 0.3850, which was calculated as the consideration price of $7.10 we paid for each outstanding share of Packeteer common stock divided by the average price of our common stock for five trading days prior to the acquisition date of June 6, 2008. The purchase price includes $4.6 million, representing the fair value of the vested equity awards assumed. We will recognize approximately $3.9 million of non-cash stock-based compensation expense related to unvested stock options and restricted stock units at the acquisition date. This expense will be recognized beginning from the acquisition date over the weighted average service period of approximately 2.5 years. As of April 30, 2009, we have recognized $1.1 million of this stock-based compensation expense. These awards were valued using a Black-Scholes option pricing model in accordance with SFAS No. 123(R), using the following weighted average assumptions:

Interest rate	1.99%
Volatility	0.67
Expected life (in years)	0.48
Expected dividend yield	0%

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

Purchase Price Allocation

We accounted for the acquisition of Packeteer using the purchase method of accounting. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of June 6, 2008. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. We believe the fair value assigned to the assets acquired and liabilities assumed were based on reasonable assumptions. We recorded inventories purchased as part of the acquisition at estimated selling prices less the sum of the costs of disposal and a reasonable profit allowance for the selling effort. This resulted in a $20.3 million write-up of inventory. We also recorded a $15.6 million write-down to fair value for assumed deferred service revenue. As of April 30, 2009, the total purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Cash and short-term investment	$77,537
Inventory	25,659
Other tangible assets	17,448
Acquired intangible assets	55,400
Goodwill	146,223
Accounts payable and other liabilities	(27,669)
Deferred revenues	(16,000)

Total purchase price allocation	$278,598

In connection with our acquisition of Packeteer, we formulated a plan to exit certain Packeteer facilities, discontinue certain Packeteer products, and involuntarily terminate the employment of certain Packeteer employees. In connection with this plan, on the acquisition date of June 6, 2008, we accrued $11.6 million related to employee severance costs and $1.9 million related to lease termination costs. From the acquisition date of June 6, 2008 through April 30, 2009, we paid $11.2 million related to employee severance costs and $3.0 million related to lease termination costs, and we decreased the employee severance accrual by $0.3 million and increased the lease termination accrual by $2.0 million. The increase to the facilities accrual includes a $1.6 million real estate commission paid in connection with an assumed lease. As of April 30, 2009, we had $79,000 in unpaid employee severance costs and $893,000 in unpaid lease termination costs, the balance of which is included in “other accrued liabilities” in our consolidated sheet as of April 30, 2009. We anticipate the unpaid balances for employee severance costs and lease termination costs will be paid by the end of the first quarter of fiscal 2010 and the third quarter of fiscal 2012, respectively.

The following table summarizes the activity related to the acquisition restructuring accrual as of April 30, 2009:

	Severance	Facilities
	(in thousands)
Balance at June 6, 2008	$11,615	$1,919
Cash payment	(11,206)	(3,048)
Adjustment to accrual	(330)	2,022

Balance at April 30, 2009	$79	$893

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

The unaudited pro forma financial information for the year ended April 30, 2009 combines the historical results of Blue Coat for the year ended April 30, 2009 and, due to differences in our reporting periods, the historical results of Packeteer for one month ended May 31, 2008, due to the acquisition of Packeteer on June 6, 2008. The unaudited pro forma financial information for the year ended April 30, 2008 combines the historical results of Blue Coat for the year ended April 30, 2008 and, due to differences in our reporting periods, the historical results of Packeteer for the twelve months ended March 31, 2008.

The following pro forma financial information for all periods presented includes purchase accounting adjustments for amortization charges from acquired identifiable intangible assets, depreciation on acquired property and equipment, adjustments to interest expense and issuance cost associated with convertible notes, stock-based compensation expense and related tax effects:

	Year Ended April 30,
	2009	2008
	(in thousands, except per share amounts)
Net revenue	$455,791	$451,250
Net income (loss)	$(14,478)	$10,554
Net income (loss) per share—basic	$(0.37)	$0.30
Net income (loss) per share—diluted	$(0.37)	$0.27

Fiscal 2007 Acquisition

NetCache business from Network Appliance, Inc.

On September 11, 2006, we completed the acquisition of certain assets of the NetCache business from Network Appliance, Inc. for a total purchase price of $30.6 million. The final consideration for the transaction consisted of $23.9 million cash consideration, an aggregate of 720,000 shares of our common stock valued at $5.7 million and $1.0 million in direct transaction costs. Of the total purchase price, $0.7 million has been allocated to the intangible assets acquired, with the balance of $29.9 million allocated to goodwill.

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

Note 4. Goodwill and Intangible Assets

Goodwill

For the years ended April 30, 2009 and 2008, changes in goodwill are as follows:

	Year Ended April 30,
	2009	2008
	(in thousands)
Balance, beginning of year	$92,243	$92,243
Packeteer acquisition	146,223	—

Balance, end of year	$238,466	$92,243

Intangible Assets

Our acquired intangible assets are as follows (in thousands):

April 30, 2009	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(7,058)	$18,973
Core technology	5 years	2,929	(2,649)	280
Customer relationships	5-7 years	37,023	(7,722)	29,301
Trade name	2 years	400	(180)	220

Total		$66,383	$(17,609)	$48,774

April 30, 2008	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	3-7 years	$6,031	$(2,785)	$3,246
Core technology	5 years	2,929	(2,097)	832
Customer relationships	5-7 years	2,023	(1,091)	932

Total		$10,983	$(5,973)	$5,010

Amortization expense for our intangibles assets for the years ended April 30, 2009, 2008 and 2007 were allocated as follows:

	Year Ended April 30,
	2009	2008	2007
	(in thousands)
Included in cost of net revenues	$4,969	$1,189	$1,189
Included in cost of operations	6,667	450	619

Total	$11,636	$1,639	$1,808

As of April 30, 2009, we had no identifiable intangible assets with indefinite lives. The weighted average remaining life of identifiable intangible assets was 4.04 years and 4.0 years as of April 30, 2009 and 2008, respectively.

Amortization expense related to intangible assets in future periods is as follows (in thousands):

Year Ended April 30,	Amortization
2010	$12,397
2011	11,889
2012	11,781
2013	11,607
2014	1,100
Thereafter	—

$48,774

Note 5. Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associate, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund

II, L.P. (together, the “FP Entities”) in a private placement. The Convertible Senior Notes are reported on the consolidated balance sheets at $76.3 million as of April 30, 2009, net of discounts of $3.7 million primarily related to the Warrants. The value assigned to the Warrants is amortized to interest expense over the life of the Convertible Senior Notes.

The Convertible Senior Notes rank equal in right of payment to any of our other existing and future senior unsecured indebtedness. The Convertible Senior Notes are initially convertible into 3,853,564 shares of our common stock at the holders’ option at any time prior to maturity at the initial conversion price of $20.76. The Convertible Senior Notes do not bear interest. The conversion price of the Convertible Senior Notes and the exercise price of the Warrants are subject to adjustment, if we:

•	issue shares of our common stock as a dividend or distribution on our shares of common stock;

•	effect a stock split or stock combination;

•	issue shares of capital stock in the event of a reclassification; or

•	purchase shares of our common stock pursuant to a tender offer or exchange offer at a premium to market.

If we issue rights, options, warrants or pay a cash dividend or otherwise make a distribution of cash or other assets to all holders of our common stock, such right, option, warrant, dividend or distribution shall also be issued to the holders of the Convertible Senior Notes and the Warrants on an as-converted or as-exercised basis.

Subject to certain exceptions, the holders of the Convertible Senior Notes, at their option, may require us to repurchase for cash all or a portion of the Convertible Senior Notes at a purchase price equal to 100% of the outstanding principal amount of the Convertible Senior Notes, if our common stock is suspended from trading or ceases to be listed on an eligible market for a period of 5 consecutive trading days or for more than 15 trading days in any 365-day period.

On June 2, 2008, we and the FP Entities entered into a Registration Rights Agreement, (the “Registration Rights Agreement”) containing customary terms and conditions providing for the registration of our common stock underlying the Convertible Senior Notes and the Warrants issued to the FP Entities. Pursuant to the Registration Rights Agreement, we filed an automatically effective resale shelf registration statement on August 4, 2008.

Keith Geeslin, a partner of Francisco Partners II, L.P., has served as a member of our Board of Directors since June 2006.

Note 6. Consolidated Balance Sheet Data

Cash, Cash equivalents and Investments

The carrying amount of cash and cash equivalents and short-term investments reported on the balance sheet approximates its fair value. The fair values of investments are based upon quoted market prices.

The following is a summary of cash, cash equivalents and investments as of April 30, 2009 and 2008, respectively (in thousands):

	As of April 30,
	2009			2008
	Amortized Cost	Unrealized Loss	Estimated Fair Value	Amortized Cost	Unrealized Loss	Estimated Fair Value
Cash	$15,833	$—	$15,833	$1,285	$—	$1,285
Money market funds	99,180	—	99,180	160,550	—	160,550
Corporate securities	—	—	—	1,205	(1)	1,204
Investment in Packeteer.	—	—	—	25,270	(178)	25,092

	$115,013	$—	$115,013	$188,310	$(179)	$188,131

Reported as:
Cash and cash equivalents			$114,163			$160,974
Short-term investments			—			1,204
Long-term restricted cash			850			861
Investment in Packeteer.			—			25,092

			$115,013			$188,131

The cost and estimated fair value of cash and cash equivalents at April 30, 2009 is $115,013, all of which matures in 90 days or less.

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

Inventories

In connection with our acquisition of Packeteer during fiscal 2009, we recorded inventories purchased as part of the acquisition at estimated selling prices less the sum of the costs of disposal and a reasonable profit allowance for the selling effort. This resulted in a $20.3 million write-up of inventory, of which approximately $2.8 million remains in inventory at April 30, 2009 and is expected to be sold by the end of fiscal 2010.

Inventories, net consist of the following:

	April 30,
	2009	2008
	(in thousands)
Raw materials	$2,389	$—
Finished goods	3,311	262

Total	$5,700	$262

Property and Equipment

Property and equipment, net consist of the following:

	April 30,
	2009	2008
	(in thousands)
Computer and office equipment	$26,992	$18,293
Software	13,832	9,885
Furniture and fixtures	4,426	1,532
Leasehold improvements	14,618	5,119
Construction in progress	3,684	491

	63,552	35,320
Less accumulated depreciation and amortization	(28,597)	(20,345)

	$34,955	$14,975

Depreciation expense was $10.4 million $5.6 million and $3.9 million for the years ended April 30, 2009, 2008 and 2007, respectively.

Other assets

In April 2007, we entered into a license agreement under which we received a nonexclusive, perpetual, worldwide, royalty-free license to use software for a total purchase price of approximately $1.0 million. In accordance with SFAS No. 86, Accounting for the Cost of Software to be Sold, Leased or Otherwise Marketed, we capitalized the total purchase price and are amortizing it over its estimated useful life of seven years. For the years ended April 30, 2009, 2008 and 2007, amortization expense related to this capitalized software was $154,000, $154,000 and $13,000, respectively and were included in the “Cost of revenue—Product” in our consolidated statements of operations. The unamortized balance related to this capitalized software was $0.7 million and $0.9 million at April 30, 2009 and 2008, respectively.

As of April 30, 2009, amortization expense in future periods for this capitalized software is expected to be as follows (in thousands):

Year Ended April 30,	Amortization
2010	$154
2011	154
2012	154
2013	154
2014	101

$717

Current Other Accrued Liabilities

Current other accrued liabilities consisted of the following:

	April 30,
	2009	2008
	(in thousands)
Professional and consulting fees	$2,450	$1,410
Accrued royalty	2,300	939
Warranty obligations	876	434
Sales and marketing costs	883	157
Lease termination costs	893	—
Federal, state and foreign income tax payable	7	2,254
Other	4,890	3,797

Total other accrued liabilities	$12,299	$8,991

Warranty Obligations

Changes in our warranty obligations, which are included in the “Current other accrued liabilities” table above, for the years ended April 30, 2009 and 2008 were as follows:

	Year Ended April 30,
	2009	2008
	(in thousands)
Beginning balances	$434	$459
Warranties issued during the year	2,565	2,055
Settlements made during the year	(2,506)	(2,080)
Warranty liabilities assumed in Packeteer acquisition	383	—

Ending balances	$876	$434

Deferred revenue

Deferred revenue consists of the following:

	April 30,
	2009	2008
	(in thousands)
Deferred product revenue, current	$5,263	$11,178
Deferred service revenue, current	91,393	57,064

Total deferred revenue, current	96,656	68,242
Deferred service revenue, long-term	33,923	21,318

Total deferred revenue	$130,579	$89,560

Restructuring

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of the employment of 33 employees of Blue Coat. Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. The termination of employment of all 33 employees occurred during the first quarter of fiscal 2009, and we recorded a restructuring charge of $1.5 million in our consolidated statements of operations, including $0.1 million of stock-based compensation related to the acceleration of certain equity awards. During fiscal 2009, we paid severance in the amount of $1.4 million related to this accrual. We do not anticipate incurring future restructuring charges related to this plan and anticipate the remaining balance of the restructuring accrual, which is included in “other accrued liabilities” in our consolidated sheet as of April 30, 2009, to be paid by the end of the second quarter of fiscal 2010. Changes to the accrual are recorded as operating expense on the statement of operations.

The following table summarizes the activity related to the restructuring accrual as of April 30, 2009 (in thousands):

Balance at May 1, 2008	$—
Restructuring charges	1,546
Cash payments	(1,357)
Stock-based compensation	(88)

Balance at April 30, 2009	$101

As of April 30, 2008, all actions under the February 2002, August 2001, and February 2001 restructuring plans were completed. The following table summarizes our abandoned lease space accrual related to restructuring activity during the years ended April 30, 2007 and 2008 (in thousands):

Balances as of April 30, 2006	$894
Cash payments	(637)
Reversals	(19)

Balances as of April 30, 2007	238
Cash payments	(238)

Balances as of April 30, 2008	$—

Note 7. Fair Value Measurement

Effective May 1, 2008, we adopted SFAS No. 157, Fair Value Measurement, except as it applies to our nonfinancial assets and nonfinancial liabilities. SFAS No.157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Valuation techniques used to measure fair value under SFAS No.157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable. These levels of inputs are the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our adoption of SFAS No.157 did not materially affect our financial position and results of operations, but SFAS No.157 does require new disclosures about how we value certain assets and liabilities. Much of the required disclosure relates to the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of April 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market Funds (1)	$99,180	$—	$—	$99,180

(1)	Included in cash and cash equivalents on our consolidated balance sheet as of April 30, 2009

Our investments in money market funds are measured at fair value on a recurring basis. Our money market funds comply with Rule 2a-7 of the Investment Company Act of 1940 and are targeted to be priced and have a value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. Due to the structure and valuation required by the Investment Company Act of 1940 regarding Rule 2a-7 funds, the fair value of the money market fund investments are classified as Level 1. As of April 30, 2009, 34% of our money market funds were guaranteed under the Treasury Money Market Guarantee Program.

Note 8. Stockholders’ Equity

Preferred Stock

As of April 30, 2009, we have 9,958,000 shares of preferred stock authorized. The preferred stock is undesignated and the Board of Directors has the authority to issue new series of preferred stock and determine the rights, preferences and privileges of such preferred stock.

Warrants and Convertible Senior Notes

In connection with the acquisition of Ositis in November 2003, we assumed warrants outstanding to purchase Ositis common stock using an exchange ratio contained in the Ositis merger agreement. Based on this exchange ratio, the total number of our shares that may be purchased by warrant holders of Ositis common stock is 5,608. Using the Black Scholes valuation model, we valued these shares at $43,000, which was included as part of the total purchase consideration for Ositis. Outstanding warrants at April 30, 2008 and 2007 comprised 1,252 shares with an exercise price of $45.74. The warrants expired in July 2008 and are no longer outstanding as of April 30, 2009.

In connection with the acquisition of Packeteer in June 2008, we issued Convertible Senior Notes convertible into 3,853,564 shares of our common stock at the holders’ option at any time prior to maturity at the initial conversion price of $20.76 and Warrants to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76. See Note 5 for further information regarding the Convertible Senior Notes and Warrants.

Stock-Based Compensation Plans

Employee Stock Purchase Plan

In September 1999, our Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”), which became effective upon our initial public offering. Under the ESPP, eligible employees may purchase common stock through payroll deductions, not to exceed the greater of 25% of an employee’s compensation or $10,000 per six-month offering period, at a price equal to 85% of the closing fair market value of our common stock on the lower of the day prior to the beginning of the offering or the last day of the applicable six-month purchase period. The number of shares reserved under the ESPP automatically increased each year since inception and will increase by 200,000 shares annually. Our Board of Directors, at its discretion, may reduce the automatic annual increase in reserved shares.

As of April 30, 2009, 940,671 shares of common stock were available for future purchase and 1,859,329 shares of common stock have been issued under the employee stock purchase plan.

There were 609,301 shares, 241,866 shares and zero shares purchased through our employee stock purchase plan during the fiscal years ended April 30, 2009, 2008 and 2007, respectively.

Restricted Stock Awards

We have either assumed or entered into Stock Purchase Agreements in connection with the sale of common stock to employees. We have the right to repurchase, at the original issue price, a declining percentage of certain of the shares of common stock issued based on the service periods related to restricted stock awards.

Restricted stock awards as of April 30, 2009, 2008 and 2007 and changes during fiscal 2009, 2008 and 2007, respectively, were as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at April 30, 2006	12,600	$8.50
Granted	100,800	$17.58

Balance at April 30, 2007	113,400	$16.57
Granted	221,534	$25.83
Vested	(29,020)	$17.58
Cancelled	(5,498)	$24.57

Balance at April 30, 2008	300,416	$23.15
Granted	347,821	$14.97
Vested	(83,672)	$22.38
Cancelled	(70,478)	$23.02

Balance at April 30, 2009	494,087	$17.54

The total fair value of restricted stock awards vested during fiscal years ended April 30, 2009, 2008 and 2007 was $1.9 million, $0.5 million and $0, respectively.

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

As of April 30, 2009, 1,755,087 shares of our common stock were available for future equity awards under the 2007 Stock Incentive Plan and 6,836,519 shares of our common stock were subject to outstanding equity awards under the aforementioned equity stock incentive plans, including the 2007 Stock Incentive Plan and the Prior Plans.

Plans Assumed Upon Acquisition

As a result of our acquisition of Packeteer, we assumed the outstanding options and restricted stock units granted by Packeteer under the Packeteer, Inc. 1999 Stock Incentive Plan (the “Packeteer Plan”), the Workfire Technologies International, Inc. 2000 Stock Option Plan and the Tacit Networks, Inc. 2000 Equity Incentive Plan (the “Assumed Awards”). At April 30, 2009, with respect to the Assumed Awards, the number of shares of common stock subject to outstanding options was 925,449 and the number of shares of common stock subject to outstanding restricted stock units was 122,327. We also assumed the Packeteer Plan (the “Assumed Plan”) and have issued options and restricted shares to former Packeteer employees under the Assumed Plan, consistent with its terms. At April 30, 2009, the number of shares of common stock subject to outstanding options granted by us under the Assumed Plan was 256,075 and the number of outstanding restricted shares of common stock issued by us under the Assumed Plan was 12,300. At April 30, 2009, the number of shares of common stock that may be granted under the Assumed Plan was 1,697,606. The Assumed Plan terminated on May 19, 2009, and after that date no additional shares of common stock can be granted under the Assumed Plan.

Restricted Stock Units

Restricted stock units, which primarily includes those assumed upon the Packeteer acquisition, and related changes during fiscal 2009 were as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at April 30, 2008	5,000	$26.69
Assumed in connection with acquisition of Packeteer	301,830	$18.57
Vested	(59,847)	$18.71
Cancelled	(120,698)	$18.57

Balance at April 30, 2009	126,285	$18.82

The total fair value of restricted stock units vested during the fiscal year ended April 30, 2009 was $1.1 million.

Stock Option Activity Under All Stock-Based Compensation Plans

A summary of stock option activity under all stock-based compensation plans during the year ended April 30, 2009 is as follows:

	Options outstanding
	Number of Options	Weighted Average exercise price Per share	Weighted Average Remaining Contractual term (in Years)	Aggregate Intrinsic Value (in million)
Balance at April 30, 2006	6,660,798	$14.73
Options granted	1,693,690	$12.93
Options exercised	(83,562)	$7.77
Options forfeited	(697,148)	$20.73

Balance at April 30, 2007	7,573,778	$14.11
Options granted	1,747,072	$28.81
Options exercised	(3,066,832)	$8.34
Options forfeited	(511,456)	$18.37

Balance at April 30, 2008	5,742,562	$22.76
Options granted	2,331,665	$14.37
Assumed in connection with acquisition of Packeteer	2,342,464	$30.83
Options exercised	(553,993)	$10.69
Options forfeited	(1,844,655)	$29.50

Outstanding at April 30, 2009	8,018,043	$21.96	6.63	$12.23

Exercisable at April 30, 2009	4,659,358	$25.22	5.10	$8.78

Vested and expected to vest at April 30, 2009	7,409,908	$22.38	6.43	$11.58

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the fourth quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 30, 2009. As the fair market value of our common stock changes, the above amount will change as well. Total intrinsic value of options exercised was $2.7 million, $74 million and $0.8 million for the years ended April 30, 2009, 2008 and 2007, respectively. The weighted average grant date fair value of stock options granted to employees was $7.95, $16.84 and $14.69 per share during the years ended April 30, 2009, 2008 and 2007, respectively.

The following table provides segregated ranges of stock options outstanding at April 30, 2009:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.03 – $ 2.80	237,734	3.91	$2.24	236,920	$2.24
$2.87 – $ 6.97	83,565	3.78	$5.57	83,401	$5.57
$7.09 – $ 8.38	940,267	6.56	$7.91	600,627	$7.81
$8.50 – $ 10.20	841,745	6.77	$9.60	529,287	$9.55
$10.32 – $ 13.03	560,079	8.17	$11.75	164,554	$11.47
$13.12 – $ 15.88	932,850	6.91	$14.87	419,071	$14.75
$15.97 – $ 17.58	1,304,162	8.48	$16.92	477,588	$17.21
$17.72 – $ 25.77	1,604,713	6.93	$22.98	932,592	$22.71
$26.00 – $ 48.32	1,032,896	5.12	$34.29	812,409	$35.05
$50.39 – $262.50	480,032	3.18	$93.22	402,909	$101.39

$0.03 – $262.50	8,018,043	6.63	$21.96	4,659,358	$25.22

The total number of unvested options outstanding as of April 30, 2009 and 2008 was 3,925,361 and 3,516,110 respectively. The total fair value of options vested during fiscal years ended April 30, 2009 and 2008 was $13.4 million and $9.0 million, respectively.

We settle employee stock option exercises primarily with newly issued common shares. We received $12.2 million, $29.8 million and $0.6 million in cash from the issuance of common stock under all employee stock plans for the fiscal years ended April 30, 2009, 2008 and 2007, respectively. In connection with these exercises, the tax (expense) benefits realized by us were $(0.9) million, $14.5 million and $0 for the years ended April 30, 2009, 2008 and 2007, respectively.

Stock-Based Compensation Expense

See Note 1 for a description of our adoption of SFAS No. 123(R), Share-Based Payment, on May 1, 2006. The following table summarizes the stock-based compensation expense for stock options, our employee stock purchase plan, restricted stock awards, restricted stock unit awards and our 2007 Tender Offer that we recorded in the statements of operations in accordance with SFAS No. 123(R) for the years ended April 30, 2009, 2008 and 2007.

	Year Ended April 30,
	2009	2008	2007
	(in thousands)
Stock-based compensation expense:
Cost of product	$668	$775	$468
Cost of service	1,174	808	471
Sales and marketing	6,419	5,593	3,169
Research and development	5,304	4,986	3,325
General and administrative	4,832	4,644	2,067

Subtotal	18,397	16,806	9,500
Restructuring	88	—	—

Total	$18,485	$16,806	$9,500

Included in stock-based compensation for the years ended April 30, 2009, 2008 and 2007 was $2.8 million, $1.8 million and $0.1 million, respectively, related to the amortization of expenses related to shares granted under our employee stock purchase plan.

Determining Fair Value under SFAS No. 123(R)

•

Valuation and Amortization Method. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. For options granted before May 1, 2006, we amortize the fair value on a graded basis over the vesting period, which results in greater expense recorded in earlier years than the straight-line method. For options granted on or after May 1, 2006, we amortize the fair value of stock-based compensation on a straight-line basis for options expected to vest. The fair value of all options is amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

•

Expected Forfeitures. Stock-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, and requires that forfeitures be estimated at the time of grant and revised, if necessary, if actual forfeitures differ from those estimates. Effective May 1, 2008 and continuing through April 30, 2009, we estimated our forfeiture rate at 14% based on an analysis of historical pre-vesting forfeitures, and have reduced stock-based compensation expense accordingly. From May 1, 2006 until April 30, 2008, we used a forfeiture rate of 10.0%.

•

Risk-Free Rate. The risk-free interest rate that we use in the Black-Scholes option valuation model is the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our option grants and employee purchase plan shares.

•

Dividends. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

We used the following assumptions to estimate the fair value of options granted and shares purchased under our employee stock plans and stock purchase plan for fiscal years ended April 30, 2009, 2008 and 2007:

	Year Ended April 30,
Stock Options	2009	2008	2007
Risk-free rate	2.62%	4.30%	4.90%
Expected life (in years)	4.00	4.63	4.63
Expected volatility	0.73	0.68	0.68
Expected forfeitures	14.00%	10.00%	10.00%

	Year Ended April 30,
Employee Stock Purchase Plan	2009	2008	2007
Risk-free rate	1.09%	2.56%	5.06%
Expected life (in years)	0.50	0.50	0.50
Expected volatility	0.75	0.67	0.41

As of April 30, 2009, $32.2 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2013. The weighted average term of the unrecognized stock-based compensation expense is 2.76 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance as of April 30, 2009:

April 30, 2009
Warrants outstanding	385,356
Convertible Senior Notes	3,853,564
Stock options:
Granted and outstanding	8,018,043
Available for grant	1,755,087
Employee stock purchase plan available for future issuance	940,671

Total	14,952,721

2007 Tender Offer

We conducted an investigation into our historical stock option granting processes which led to a March 2007 restatement as of April 30, 2005 and for the years ended April 30, 2005 and 2004. As a consequence of that investigation, we determined that the measurement dates for a number of stock option grants made by us during the period from November 1999 to May 2006 differed from the measurement dates previously used to account for such grants. This resulted in an exercise price for those options less than the fair market value on the actual grant date and, for accounting purposes, such options were deemed to have been issued at a discount, which could expose the holders of those options to potentially adverse tax consequences under Section 409A of the Internal Revenue Code and state law equivalents. We made a tender offer to certain individuals and provided them the opportunity to increase the exercise price of the discounted options to the fair market value on the actual grant date of that option, in order to avoid the potentially adverse tax consequences (the “2007 Tender Offer”). The 2007 Tender Offer was completed on May 29, 2007. As a result of the 2007 Tender Offer, we amended outstanding options covering 1,788,080 shares of our common stock. In addition, under the terms of the 2007 Tender Offer, the participants whose options were amended received a special cash bonus, in the aggregate amount of $2.7 million, to compensate them for the higher exercise prices per share in effect for their amended options. The bonus costs, which were recorded during the first quarter of fiscal 2008, resulted in a decrease to additional paid-in capital of $1.2 million, an increase in stock-based compensation expense of $1.5 million and an increase in payroll tax expenses of $0.2 million. Under Section 409A of the Internal Revenue Code, the cash bonus could not be paid in the same calendar year in which the options were amended. Accordingly, the cash bonuses were paid in January 2008.

Note 9. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows:

	Year Ended April 30,
	2009	2008	2007
	(in thousands)
U.S.	$1,127	$72,375	$(7,843)
Non-U.S.	(504)	(41,845)	1,769

Total pre-tax earnings (losses)	$623	$30,530	$(6,074)

The provision for taxes on earnings was as follows:

	Year Ended April 30,
	2009	2008	2007
	(in thousands)
U.S. federal taxes:
Current	$2,765	$15,785	$—
Deferred	1,748	(17,353)	435
Non-U.S. taxes:
Current	2,835	995	641
State taxes:
Current	1,216	827	—
Deferred	567	(2,292)	48

Provision (benefit) for income taxes	$9,131	$(2,038)	$1,124

A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to net income (loss) before income tax provision is summarized as follows:

	Year Ended April 30,
	2009	2008	2007
	(in thousands)
Provision at statutory rate	$218	$10,686	$(2,126)
State and Local income taxes	818	(952)	—
Foreign income taxes	3,174	15,750	—
Net operating loss utilization	—	(10,382)	—
Valuation allowance	1,748	(17,603)	979
Stock-based compensation	3,587	2,032	1,639
R & D Credit	(1,402)	(1,663)	—
Other	988	94	632

Provision (benefit) for income taxes	$9,131	$(2,038)	$1,124

The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense and changes in valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	April 30,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$27,814	$11,658
Stock-based compensation	7,335	7,177
Other accruals/reserves	16,301	10,115
Fixed assets	2,995	906
Tax credits	12,743	3,390
Capitalized research and development	8,369	11,929

	75,557	45,175
Valuation allowance	(36,427)	(23,072)

Total deferred tax assets	$39,130	$22,103

Deferred tax liabilities:
Prepaid expenses	$(564)	$—
Intangible assets	(8,879)	(1,676)
Goodwill	(2,334)	(1,266)

Total deferred tax liabilities	(11,777)	(2,942)

Net deferred tax assets	$27,353	$19,161

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized in future periods. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including operating results, our history of losses and forecasts of future taxable income. Our conclusion that a portion of our deferred tax assets is more likely than not to be realized is strongly influenced by our projections of future taxable income. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, we may record reductions to our valuation allowance. Conversely, if our ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, we may record additions to our valuation allowance.

At April 30, 2009, our projections of future taxable income enabled us to conclude that it is more likely than not that we can realize a portion of our net deferred tax asset. Accordingly, we have recognized deferred tax assets of $27.4 million ($24.9 million of federal and $2.5 million of state) at April 30, 2009. The recognition of deferred tax assets in the current year was recorded as a provision for income taxes of $2.3 million and a credit to goodwill related to recognition of Packeteer deferred tax assets of $10.5 million. At April 30, 2009 and 2008, we had a valuation allowance on our U.S. deferred tax assets of approximately $36.4 million and $23.1 million, respectively, which when released will benefit the income tax provision. The net increase in the valuation allowance was primarily due to a tax accounting methodology change and certain adjustments indentified upon filing our 2008 federal and state income tax returns.

As of April 30, 2009, we had net operating loss carryforwards for federal income tax purposes of approximately $183.3 million, which will expire in fiscal years ending in 2012 through 2027 if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $68.4 million, which will expire in fiscal years 2010 through 2027 if not utilized. Of the total tax attributes, we have $84.7 million of federal net operating loss carryforwards and $56.8 million of state net operating loss carryforwards for which no deferred tax asset was recorded until the tax benefit relating to excess stock compensation deduction is realized in accordance with Footnote 82 of SFAS 123(R). We also had federal and California research credit carryforwards of approximately $13.9 million and $11.9 million respectively. The federal research credit carryforwards will expire in fiscal years 2027, 2028 and 2029 if not utilized. The federal alternative minimum tax credit and California credit carryforwards are not subject to expiration.

Utilization of our net operating loss and credit carryforwards are subject to substantial annual limitations due to the ownership change provisions of the Internal Revenue Code and similar state provisions. Annual limitations have resulted in the expiration of net operating loss and tax credit carryforwards before utilization of approximately $20.8 million and $3.6 million, respectively. Utilization of federal and state net operating losses of approximately $162.5 million and $68.4 million, respectively, as well as $10.3 million and $11.9 million of federal and state credits, respectively, are subject to annual limitations ranging from approximately $7.0 million to $17.0 million.

Federal and state income taxes have not been provided on accumulated but undistributed earnings of certain foreign subsidiaries aggregating approximately $27.1 million at April 30, 2009; as such earnings have been indefinitely reinvested in the business. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

Our total gross unrecognized tax benefits as of April 30, 2009, 2008 and 2007 were $18.8 million, $2.8 million and $2.2 million, respectively. Included in our gross unrecognized tax benefits as of April 30, 2009 is approximately $17.4 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

Total amount of gross unrecognized tax benefits (in thousands):

Opening balance at May 1, 2007	$2,247
Increase in balance due to current year tax positions	971
Reductions for prior year tax positions	(373)

Closing balance at April 30, 2008	2,845
Increase in balance due to prior year tax positions	12,886
Increase in balance due to current year tax positions	3,024
Reductions for prior year tax positions	—

Closing balance at April 30, 2009	$18,755

In accordance with FIN 48, we have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $1.0 million, $0.03 million and $0.02 million as of April 30, 2009, 2008 and 2007, respectively, with approximately $0.3 million and $0.02 million included as a component of our provision for income taxes for fiscal year 2009 and 2008, respectively.

Due to our taxable loss position from inception through fiscal year 2007, all tax years are subject to examination in U.S. federal and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2000 forward, none of which are individually material. We are unable to anticipate the change in the balance of the unrecognized tax benefits in the next twelve months due to the possibility of tax examinations and our continued assessment of potential contingencies.

Note 10. Defined Contribution and Other Postretirement Plans

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. Eligible employees may contribute pre-tax amounts to the plan via payroll withholdings, subject to certain limitations. Effective January 1, 2006, we began matching participant contributions on a dollar for dollar basis up to the lower of 3% of a participant’s eligible compensation or $1,500 per calendar year. Matching contributions are invested in accordance with a participant’s existing investment elections and become fully vested after four years of service. Certain of our foreign subsidiaries also have defined contribution plans in which a majority of their employees participate. The amount of employer expenses including the employer contributions to the 401(k) Plan and foreign subsidiaries’ plans during the years ended April 30, 2009, 2008 and 2007 were $2.8 million, $1.7 million and $1.0 million, respectively. The number of plan participants in our defined contribution plans has increased as a result of additional eligible employees from our acquisitions and an overall increase in headcount due to our hiring of additional employees.

Note 11. Commitments and Contingencies

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

Leases

We lease certain office equipment and office facilities under non-cancelable operating leases that expire at various dates through 2016. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and may contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

In September 2005, we commenced a five-year operating lease of a building that serves as our headquarters in Sunnyvale, California. On June 20, 2008, we amended the lease for our corporate headquarters. Pursuant to the lease amendment, we added 116,586 additional square feet of space and extended the term of the lease through November 30, 2015. The lease amendment provides for an annualized base rent ranging from $2.7 million to $3.4 million for the new premises during the term of the lease applicable to the new premises, which commenced on November 1, 2008. The lease amendment provides for an annualized base rent ranging from $2.9 million to $3.4 million for the existing premises during the extension term, which commences on September 1, 2010.

In connection with the lease, we are required to maintain an irrevocable standby letter of credit with a major financial institution as a form of security. The amount of the letter of credit was reduced to $0.8 million during fiscal 2009 from $0.9 million at April 30, 2008 and the expiration date was extended to February 2010. The letter of credit is secured by deposits and provides for automatic annual extensions, without amendment, for a period of one year on each successive expiration date, but no later than the lease expiration of November 30, 2015. The deposits securing the letter of credit are classified as long-term restricted cash in the accompanying consolidated balance sheets as of April 30, 2009 and 2008, respectively.

Rent expense was $10.1 million, $4.5 million and $3.5 million for the years ended April 30, 2009, 2008 and 2007, respectively.

As of April 30, 2009, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year ending April 30,	Amount
2010	$8.902
2011	7,907
2012	7,559
2013	7,402
2014	6,812
Thereafter	10,521

Total future minimum lease payments, net	$49,103

Lease commitments include future minimum rent payments for several facilities that we will vacate pursuant to our Packeteer post-acquisition integration activities.

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing material and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation at April 30, 2009 under these arrangements was $10.3 million. In addition, we have obligations under a cross patent license agreement of $0.6 million.

Legal settlement expenses are included in general and administrative expenses in the Consolidated Statements of Operations.

At April 30, 2009, we had a liability for unrecognized tax benefits of $12.7 million. Due to uncertainties with respect to the timing of future cash flows associated with our unrecognized tax benefits at April 30, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the applicable taxing authority. Therefore, $12.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 9 in the Notes to Consolidated Financial Statements for a discussion of income taxes.

Note 12. Litigation

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

The parties have reached a global settlement of the litigation. Plaintiffs filed a motion for preliminary settlement approval with the Court on April 2, 2009. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company and Packeteer, and the Company and Packeteer would not bear any financial liability. The Court issued an order granting preliminary approval of the settlement, dated June 9, 2009, and a hearing on final approval of the settlement has been set for September 10, 2009. It is uncertain whether the settlement will receive final Court approval.

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

The plaintiffs in the federal action, by letter dated June 20, 2008, demanded our Board of Directors take action to remedy the conduct complained of. The demand followed our filing of a motion to dismiss on the grounds that plaintiffs had failed to make a pre-suit demand. The demand letter largely repeats the allegations and requested relief in the federal and state derivative actions. The federal court has stayed the action until July 10, 2009 to permit our Board of Directors to consider the demand. In response to the demand letter, our Board of Directors formed a special committee, composed of directors James R. Tolonen and Keith Geeslin, on June 25, 2008. The special committee was granted plenary authority to decide whether it is in the best interests of the Company and its shareholders to pursue or otherwise resolve the claims raised in the demand letter and in the federal and state derivative actions and any other claims of the Company that the special committee deems necessary or appropriate to consider concerning our historical stock option practices.

The court in the state action has stayed that action pending a case management conference presently scheduled for July 17, 2009.

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

This is one of 54 actions coordinated for pretrial purposes as In re Section 16(b) Litigation, Master Case No. 07-1549 JLR, with the first action filed on October 2, 2007. In July 2008, Packeteer and 29 other nominal defendants moved to dismiss the amended complaint. Packeteer also separately moved to dismiss the action brought against it on the ground that the plaintiff lacks standing to pursue the action because her interest was extinguished when Packeteer merged into our wholly-owned subsidiary on June 6, 2008. The Court heard the motions to dismiss in January 2009. On March 12, 2009, as a consequence of those motions, the Court issued an Order Dismissing Cases and entered judgment dismissing the actions, including the action brought against Packeteer. On or about March 31, 2009, the plaintiff filed a Joint Notice of Appeal of Coordinated Cases with respect to each case adjudicated by the order and judgment, including the action brought against Packeteer.

Patent Litigation

On April 18, 2008, Realtime Data, LLC d/b/a IXO (“Realtime”) filed a patent infringement lawsuit in the United States District Court, Eastern District of Texas against Packeteer and eleven other companies, including five customers of Packeteer (Realtime Data, LLC d/b/a IXO v. Packeteer, Inc. et al., Civil Action No. 6:08-cv-144). The complaint asserted infringement of seven patents. Packeteer is alleged to have infringed five of those patents. The plaintiff seeks damages for past infringement, enhanced damages for alleged willful infringement, and injunctive relief. On June 20, 2008, Realtime filed a First Amended Complaint which asserts infringement of two additional patents. Packeteer is alleged to have infringed one of those patents. The First Amended Complaint also names us as a defendant and asserts that we infringe the same six patents that allegedly are infringed by Packeteer. We and Packeteer have denied infringement of the patents, and have counterclaimed against the plaintiff, asserting that all of the patent claims asserted against us are invalid or unenforceable. The Court held a claim construction hearing on April 9, 2009, and on June 2, 2009, rendered a provisional claim construction order setting forth the Court’s initial construction of certain disputed claim terms. The Court has not yet issued a Memorandum and Order on Claim Construction. Realtime has filed a motion seeking leave to amend its infringement contentions to add additional claims of infringement against our ProxySG product. We have opposed this motion. A hearing date for this motion has been set for June 29, 2009. Trial is set for January 4, 2010.

Note 13. Geographic and Product Category Information Reporting

We conduct business in one operating segment to design, develop and sell products and services that optimize and secure the delivery of business applications and other information to distributed users over a WAN. Our chief operating decision maker, our chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying consolidated financial statements. Our revenue consists of two product categories: product and service.

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area:

	Year Ended April 30,
	2009		2008		2007
	$	%	$	%	$	%
	(dollars in thousands)
North America	$189,381	42.6%	$142,934	46.8%	$82,812	46.6%
EMEA (1)	162,493	36.5	112,110	36.7	66,323	37.3
LATAM (2)	10,518	2.4	3,850	1.3	1,611	0.9
APAC (3)	82,353	18.5	46,545	15.2	26,954	15.2

Total net revenue	$444,745	100.0%	$305,439	100.0%	$177,700	100.0%

(1)	Europe, Middle East, and Africa (“EMEA”)
(2)	Central America and Latin America (“LATAM”)
(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category:

	Year Ended April 30,
	2009		2008		2007
	$	%	$	%	$	%
	(dollars in thousands)
Product	$305,601	68.7%	$233,858	76.6%	$136,770	77.0%
Service	139,144	31.3	71,581	23.4	40,930	23.0

Total net revenue	$444,745	100.0%	$305,439	100.0%	$177,700	100.0%

The following table presents a summary of long-lived assets as of April 30, 2009 and 2008 by geographic area:

	April 30,
	2009	2008
	(in thousands)
Long-Lived Assets:
Property and equipment, net
United States	$29,910	$12,253
International	5,045	2,722

Subtotal	34,955	14,975
Identifiable intangible assets, net United States	48,774	5,010

Total Long-Lived Assets	$83,729	$19,985

Note 14. Selected Quarterly Financial Data (Unaudited)

A summary of our quarterly consolidated financial results is as follows:

	Three Months Ended
	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009
	(in thousands, except per share data)
Net revenue	$102,503	$119,024	$109,596	$113,622
Gross profit	70,436	81,887	79,094	82,193
Net income (loss)	(5,835)	(251)	1,063	(3,485)
Basic net income (loss) per share	$(0.15)	$(0.01)	$0.03	$(0.09)
Diluted net income (loss) per share	$(0.15)	$(0.01)	$0.02	$(0.09)

	Three Months Ended
	July 31, 2007	October 31, 2007	January 31, 2008	April 30, 2008
	(in thousands, except per share data)
Net revenue	$62,403	$73,425	$81,381	$88,230
Gross profit	47,792	57,047	62,082	67,073
Net income	2,642	6,953	10,490	12,483
Basic net income per share	$0.08	$0.20	$0.28	$0.33
Diluted net income per share	$0.07	$0.17	$0.26	$0.32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures as of April 30, 2009, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, management believes that our disclosure controls and procedures were effective as of April 30, 2009, the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2009 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, our management believes that our internal control over financial reporting was effective as of April 30, 2009, the end of the period covered by this Annual Report on Form 10-K.

The effectiveness of our internal control over financial reporting as of April 30, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Control Systems

All control systems, no matter how well conceived and operated, have inherent limitations and can provide only reasonable assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that control breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control system will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating our control systems, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible control systems, and based upon that evaluation, to decide which control systems to implement.

Departure of Chief Financial Officer and Appointment of Interim Chief Financial Officer

Our former Chief Financial Officer, Kevin S. Royal, resigned his position, effective April 10, 2009, and Brian M. NeSmith, our President and Chief Executive Officer, was temporarily appointed to serve as interim Chief Financial Officer. On May 4, 2009, after the conclusion of fiscal 2009, we retained Michael J. Gennaro, a partner at FLG Partners, LLC, to serve as our interim Chief Financial Officer, and principal financial and accounting officer, until such time as our current search for a new Chief Financial Officer is completed.

Item 9B. Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Blue Coat Systems, Inc.

We have audited Blue Coat Systems, Inc.’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Blue Coat Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Blue Coat Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blue Coat Systems, Inc. as of April 30, 2009 and April 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2009 of Blue Coat Systems, Inc. and our report dated June 17, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

June 17, 2009

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting to be held on October 2, 2009.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting to be held on October 2, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting to be held on October 2, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting to be held on October 2, 2009.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting to be held on October 2, 2009.

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

BLUE COAT SYSTEMS, INC.
(Registrant)

June 22, 2009	By:	/s/ BRIAN M. NESMITH
Brian M. NeSmith
President, Chief Executive Officer and Director (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian M. NeSmith, President, Chief Executive Officer and Director, and Betsy E. Bayha, Senior Vice President, General Counsel and Secretary, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRIAN M. NESMITH Brian M. NeSmith	President, Chief Executive Officer and Director (Principal Executive Officer)	June 22, 2009

/s/ MICHAEL J. GENNARO Michael J. Gennaro	Principal Financial Officer	June 22, 2009

/s/ DAVID W. HANNA David W. Hanna	Chairman of the Board	June 22, 2009

/s/ JAMES A. BARTH James A. Barth	Director	June 22, 2009

/s/ KEITH B. GEESLIN Keith B. Geeslin	Director	June 22, 2009

/s/ TIMOTHY A. HOWES Timothy A. Howes	Director	June 22, 2009

/s/ JAMES R. TOLONEN James R. Tolonen	Director	June 22, 2009

/s/ CAROL G. MILLS Carol G. Mills	Director	June 22, 2009

EXHIBITS

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2003, by and among Blue Coat Systems, Inc., Riga Corp., Ositis Software, Inc., Vilis Ositis and Liana Abele (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 28, 2003)

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 16, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.3	Amendment Number 1 to Agreement and Plan of Merger and Reorganization, dated as of October 5, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 30, 2005, by and among Blue Coat Systems, Inc., Permeo Technologies, Inc., Pivot Acquisition Corp., and Chris Pacitti, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on January 4, 2006)

2.5	Asset Purchase Agreement, dated as of June 22, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

2.6	Amendment to Asset Purchase Agreement, dated as of September 8, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on September 11, 2006)

2.7	Agreement and Plan of Merger, dated as of April 20, 2008, among Packeteer, Inc., Blue Coat Systems, Inc. and Cooper Acquisition, Inc. (which is incorporated herein by reference to Exhibit 2.01 to the Registrant’s 8-K filed with the Commission on April 23, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Reserved

3.3	Certificate of Ownership and Merger of Blue Coat Systems, Inc. with and into CacheFlow Inc. (which is incorporated herein by reference to Exhibit 3.3 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.5	Reserved

3.6	Reserved

3.7	Reserved

3.8	Amended and Restated Bylaws (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s 8-K filed with the Commission on February 27, 2009)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, and 3.8

4.2	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.3 of Form 10-K filed by the Registrant with the Commission on July 29, 2003)

Number	Description
9.1	Reserved

10.1	Form of Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

10.2	1996 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.3*	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4*	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5*	1999 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.6	Reserved

10.7	Reserved

10.8	Reserved

10.9*	Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

10.10	2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

10.11	SpringBank Networks, Inc. 2000 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 8, 2000)

10.12	Entera, Inc. 1999 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.13	Entera, Inc. 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on December 18, 2000)

10.14*	Offer Letter with David de Simone (which is incorporated herein by reference to Exhibit 10.24 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.15	Common Stock Purchase Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.16	Reserved

10.17	Technology License And Settlement Agreement dated October 29, 2003 by and between Network Caching Technology L.L.C and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.18	Source Code License & Services Agreement, effective August 12, 2004, by and between Blue Coat Systems, Inc. and Flowerfire, Inc. (which is incorporated herein by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Commission on September 9, 2004)

10.19*	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under the Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

10.20*	Employment Agreement between Blue Coat Systems, Inc. and Kevin Royal dated as of March 31, 2005 (which is incorporated herein by reference to Exhibit 10.32 of Form 10-K filed by the Registrant with the Commission on July 14, 2005)

Number	Description
10.21	Triple Net Space Lease between Mary Avenue LLC as Lessor and Blue Coat Systems, Inc. , a Delaware corporation, as Lessee, dated April 21, 2005 ( which is incorporated by reference to the Registrant’s Form 8-K filed with the Commission on April 26, 2005)

10.22	Cerberian, Inc. 2000 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.22 of Form 10-K filed by the Registrant with the Commission on March 28, 2007)

10.23	Permeo Technologies, Inc. 2001 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.23 of Form 10-K filed by the Registrant with the Commission on March 28, 2007)

10.24	Reserved

10.25	Reserved

10.27	Design and Manufacturing Services Agreement, effective as of June 11, 2008, between MiTAC International Corporation and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.27 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.28*	2006 Profit Sharing Plan (which is incorporated by reference to Exhibit 10.28 of Form 10-Q for the period ending January 31, 2007, filed by the Registrant with the Commission on March 28, 2007)

10.29*	Offer Letter with Kevin Biggs, dated as of December 3, 2006 (which is incorporated by reference to Exhibit 10.29 of Form 10-Q for the period ending January 31, 2007, filed by the Registrant with the Commission on March 28, 2007)

10.30*	Offer Letter with Betsy E. Bayha, dated as of March 27, 2007 (which is incorporated herein by reference to Exhibit 10.30 of Form 10-K filed by the Registrant with the Commission on July 13, 2007)

10.31*	2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.32*	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.33*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement used to evidence restricted stock awarded under Blue Coat Systems, Inc. 2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.34*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement used to evidence restricted stock awarded under Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.34 of Form 10-K filed by the Registrant with the Commission on July 13, 2007)

10.35	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 10.35 of Form 10-K filed by the Registrant with the Commission on July 13, 2007)

10.36*	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.36 of Form 10-K filed by the Registrant with the Commission on July 13, 2007)

10.37	Form of Amended and Restated Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.37 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

Number	Description
10.38*	2007 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.38 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.39*	Restricted Stock Agreement used to evidence restricted stock awarded under Blue Coat Systems, Inc. 2007 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.39 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.40*	Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 2007 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.40 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.41	Reserved

10.42	Design and Manufacturing Services Agreement, effective as of February 15, 2008, between Inventec Enterprise System Corporation and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.42 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.43	Amended and Restated Supply Agreement, effective as of September 8, 2005, between SYNNEX Corporation and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.43 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.44	Note Purchase Agreement among Blue Coat Systems, Inc., Manchester Securities Corp. and Francisco Partners II, L.P., dated April 20, 2008 (which is incorporated herein by reference to Exhibit 10.01 to the Registrant’s 8-K filed with the Commission on April 23, 2008)

10.45	Final Form of Warrant (which is incorporated herein by reference to Exhibit 10.01 to the Registrant’s 8-K filed with the Commission on June 3, 2008)

10.46	Stock Purchase Agreement, dated as of April 20, 2008, among The Liverpool Limited Partnership, Elliott International, L.P. and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.02 to the Registrant’s 8-K filed with the Commission on April 23, 2008)

10.47	Reserved

10.48*	Profit Sharing Plan, as amended effective May 1, 2008 (which is incorporated herein by reference to Exhibit 10.48 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.49	Final Form of Note (which is incorporated herein by reference to Exhibit 10.02 to the Registrant’s 8-K filed with the Commission on June 3, 2008)

10.50	Registration Rights Agreement by and between Blue Coat Systems, Inc. and Francisco Partners II, L.P. and Francisco Partners Parallel Fund, L.P. (as Investors), dated June 2, 2008 (which is incorporated herein by reference to Exhibit 4.01 to the Registrant’s 8-K filed with the Commission on June 3, 2008)

10.51	First Amendment to Lease (which is incorporated by reference to Exhibit 10.1 of Respondent’s 8-K filed with the Commission on June 26, 2008)

10.52*	Packeteer, Inc. 1999 Stock Incentive Plan (Amended and Restated Effective as of December 12, 2007)

10.53*	Stock Option Agreement used to evidence options granted under Packeteer, Inc. 1999 Stock Incentive Plan

10.54*	Restricted Stock Agreement used to evidence restricted stock awarded under Packeteer, Inc. 1999 Stock Incentive Plan

10.55*	Separation agreement, dated April 10, 2009, between Kevin S. Royal and Blue Coat Systems, Inc. (which is incorporated by reference to Exhibit 99.1 of Respondent’s 8-K filed with the Commission on April 10, 2009)

Number	Description
10.56*	Blue Coat Systems, Inc. Fiscal 2010 Profit Sharing Plan, as amended effective May 1, 2009 (which is incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by the Registrant with the Commission on May 1, 2009)

10.57*	Confidential Consulting Agreement, effective May 4, 2009, between FLG Partners, LLC and Blue Coat Systems, Inc. (which is incorporated by reference to Exhibit 10.1 of Respondent’s 8-K filed with the Commission on May 7, 2009)

10.58*	Executive Separation Policy, effective November 15, 2007 and clarified on December 31, 2008

10.59*	Form of CEO Change in Control Severance Agreement, between the Company and its Chief Executive Officer, effective May 1, 2009 (which is incorporated herein by reference to Exhibit 99.2 of Form 8-K filed by the Registrant with the Commission on May 1, 2009)

10.60*	Form of Executive Change in Control Severance Agreement, between the Company and its executive officers, effective May 1, 2009 (which is incorporated herein by reference to Exhibit 99.3 of Form 8-K filed by the Registrant with the Commission on May 1, 2009)

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K pursuant to Item 15(b).

SCHEDULE II

BLUE COAT SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(in thousands)

Year Ended April 30,	Balance at Beginning of Period	Additions (Reductions) to Costs and Expenses	Deductions	Balance at End of Period
2007	$145	$15	$—	$160
2008	160	76	(60)	176
2009	176	1,450	(206)	1,420