Form 10-K/A
period 2009-04-30
BLUE COAT SYSTEMS INC
filed 2009-08-27
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 on

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There were 39,735,730 shares of the registrant’s Common Stock issued and outstanding as of June 17, 2009.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

On June 22, 2009, Blue Coat Systems, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended April 30, 2009 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

BLUE COAT SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K/A

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the name, age, position of and biographical information about each of the Company’s directors, as of the date of this Annual Report on Form 10-K/A.

Directors	Age	Position(s) and Office(s) Held with the Company
Brian M. NeSmith	47	President, Chief Executive Officer and Director
David W. Hanna	70	Chairman of the Board and Director
James A. Barth	66	Director
Keith Geeslin	56	Director
Timothy A. Howes	45	Director
Carol G. Mills	56	Director
James R. Tolonen	60	Director

Brian M. NeSmith has served as President, Chief Executive Officer and a director of the Company since March 1999. From December 1997 to March 1999, Mr. NeSmith served as Vice President of Nokia IP, Inc., a security router company, which acquired Ipsilon Networks, Inc., an IP switching company, where Mr. NeSmith served as Chief Executive Officer from May 1995 to December 1997. From October 1987 to April 1995, Mr. NeSmith held several positions at Newbridge Networks Corporation, a networking equipment manufacturer, including Vice President and General Manager of the VIVID group. Mr. NeSmith holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

David W. Hanna has served as a director of the Company since October 1996 and as Chairman of the Board of Directors of the Company since February 2001. From December 1998 to March 1999, Mr. Hanna also served as the Company’s interim President and Chief Executive Officer. Mr. Hanna has served as Chairman of the Board of Tropos Networks, Inc., a provider of metro-scale wireless mesh network systems, since January 2002 and also served as that company’s Chief Executive Officer from January 2002 to January 2004. Mr. Hanna also served as Chairman of the Board of Internet America, Inc., a provider of dial-up Internet access, from October 2004 to June 2005. From March 1998 to March 2000, Mr. Hanna served as President and Chief Executive Officer of Sage Software, Inc., a financial software company. Mr. Hanna served as President and Chief Executive Officer of State of the Art, Inc., a financial software developer, from November 1993 until March 1998. In addition, Mr. Hanna has served as Chairman, CEO and/or President of The Hanna Group since 1984; Hanna Capital Management since 1998; and Hanna Ventures since 1999. Mr. Hanna holds a B.S. in Business Administration from the University of Arizona.

James A. Barth has served as a director of the Company since January 2005. Since September 2007, Mr. Barth has been Chief Financial Officer and a director of Proximex Corporation, a developer of intelligent surveillance management software. From September 2004 to September 2007, Mr. Barth was co-founder, Chief Executive Officer and a director of Proximex Corporation. From March 1999 to September 2004, Mr. Barth was Chief Financial Officer of NetIQ Corporation, a provider of integrated systems and security management software solutions. He was also Vice President and then Senior Vice President of Finance and Administration during this period. From November 1997 until it was sold to Sterling Software in March 1999, Mr. Barth served as Vice President and Chief Financial Officer of Interlink Computer Sciences, Inc., a developer of enterprise networking software designed for the IBM mainframe platform. From 1980 to November 1997, Mr. Barth served as Chief Financial Officer at several other high technology companies, including eleven years at Rational Software Corporation, a provider of integrated software tools. Mr. Barth holds a B.S. in Business Administration from the University of California at Los Angeles and is a Certified Public Accountant (currently inactive).

Keith Geeslin has served as a director of the Company since June 2006. Mr. Geeslin has been a partner at Francisco Partners, a private equity firm, since January 2004. Prior to joining Francisco Partners, Mr. Geeslin spent 19 years with the Sprout Group, a venture capital firm. Mr. Geeslin joined Sprout in 1984, became a General Partner in 1988, and became Sprout’s Managing Partner in 2000. Earlier in his career, he was the general manager of a division of Tymshare, Inc., a provider of public computer and network services, and held various positions at its Tymnet subsidiary from 1980 to 1984. He was also previously a staff member of the U.S. Senate Commerce Committee. Mr. Geeslin serves on the board of directors of CommVault Systems, Inc., Hypercom Corporation and Synaptics Incorporated. Mr. Geeslin holds a B.S. in Electrical Engineering and an M.S. in Engineering-Economic Systems, both from Stanford University, as well as an M.A. in Philosophy, Politics and Economics from Oxford University.

Timothy A. Howes, Ph.D. has served as a director of the Company since December 2005. Dr. Howes is co-founder, Chairman of the Board of Directors and Chief Technology Officer of RockMelt, Inc., an Internet software company. Prior to co-founding RockMelt, Inc., Dr. Howes was Vice President and Chief Technology Officer of HP Software, a division of Hewlett Packard Co. He held this position from September 2007 to October 2008. Prior to HP, he was a co-founder of Opsware Inc., a data center automation software company, where he served as Chief Technical Officer and in a number of senior executive roles from the Company’s founding in September 1999 to its sale to HP in September 2007. Prior to co-founding Opsware, Dr. Howes served as Vice President of Technology at America Online, Inc., a global Internet and media company, from April 1999 to September 1999. From February 1998 to April 1999, Dr. Howes was Chief Technology Officer of the Server Product division at Netscape Communications, an Internet company. From April 1996 to February 1998, Dr. Howes was Principal Engineer and Architect of several server products at Netscape Communications. From September 1994 to April 1996, Dr. Howes was Project Director, Principal Investigator and Senior Systems Research Programmer at the University of Michigan. Dr. Howes holds a Ph.D. in computer science, a M.S.E. in Computer Science and Engineering, and a B.S.E. in Aerospace Engineering from the University of Michigan.

Carol G. Mills has served as a director of the Company since January 2009. Ms. Mills presently is an independent consultant. She served as Executive Vice President and General Manager, Infrastructure Products Group, of Juniper Networks, Inc., a provider of networking and security solutions, from November 2004 until February 2006. Prior to joining Juniper Networks, Ms. Mills was an independent consultant from 2002 until November 2004. From July 1998 to 2002, Ms. Mills was the President and Chief Executive Officer of Acta Technology, Inc., a private data integration company that was acquired by Business Objects in late 2002. From 1993 to 1998, Ms. Mills was General Manager of the Unix Server Group at the Hewlett-Packard Company, a computer and electronics company. Prior to 1993, Ms. Mills held several other executive positions at Hewlett-Packard Company. Ms. Mills currently serves on the Board of Directors of Tekelec Corporation and Adobe Systems Inc. and is chairperson of their respective executive compensation committees. Ms. Mills holds a M.B.A. from Harvard Business School and a B.A. in Economics from Smith College.

James R. Tolonen has served as a director of the Company since May 2008. Mr. Tolonen most recently served as the Senior Group Vice President and Chief Financial Officer of Business Objects, S.A. a company which provided enterprise software solutions. He was responsible for all of its finance and administration functions commencing in January 2003 until its acquisition by SAP AG in January 2008. Mr. Tolonen served as the Chief Financial Officer and Chief Operating Officer and a member of the board of directors of IGN Entertainment Inc., an Internet media and service provider focused on the videogame market, from October 1999 to December 2002; as President and Chief Financial Officer of Cybermedia, a PC end user security and performance software provider, from April 1998 to September 1998; and as Chief Financial Officer of Novell, Inc., an enterprise software provider, from June 1989 to April 1998. Mr. Tolonen holds a Bachelor of Science degree in Mechanical Engineering and a Master of Business Administration from the University of Michigan. Mr. Tolonen is also a Certified Public Accountant.

Board Committee Membership and Functions

The Board of Directors has four (4) standing committees: the Audit Committee, the Compensation Committee, the Stock Option Committee, and the Nominating/Corporate Governance Committee.

The current membership of the standing committees is as follows:

Board Member	Audit	Compensation	Stock Option	Nominating/Corporate Governance
Brian M. NeSmith			X
David W. Hanna				Chairman
James A. Barth	Chairman			X
Keith Geeslin		X
Timothy A. Howes	X	X
Carol G. Mills		Chairman	X
James R. Tolonen	X

Audit Committee. The Audit Committee of the Board of Directors (the “Audit Committee”) assists the Board of Directors in overseeing the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements, including monitoring the integrity of the Company’s financial statements and the independence and performance of the Company’s auditors. The Audit Committee appoints and oversees an independent registered public accounting firm to audit the Company’s financial statements. In addition, the Audit Committee approves the scope of the annual audits and fees to be paid to the Company’s auditors. During the fiscal year ended April 30, 2009, the Audit Committee held eight (8) meetings.

The Audit Committee most recently reviewed and reassessed the adequacy of its Audit Committee Charter in August 2009. As a result of that review, a revised charter was adopted by the Board of Directors upon recommendation of the Audit Committee. A copy of the current Audit Committee Charter is available under the heading “Corporate Governance” of the Investor Relations section of the Company’s website at http://www.bluecoat.com/aboutus/investor_relations.

Three non-management directors currently comprise the Audit Committee: Mr. Barth, Dr. Howes and Mr. Tolonen, who joined the Audit Committee on May 21, 2008. Mr. Hanna was a member of the Audit Committee during fiscal 2009 until Mr. Tolonen joined the Audit Committee. Mr. Barth served as Chairman of the Audit Committee during fiscal 2009 and continues to serve as Chairman of the Audit Committee.

The Company’s Board of Directors has determined that each of Mr. Barth and Mr. Tolonen qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board of Directors has determined that each member of the Audit Committee (i) is independent as defined in applicable NASDAQ rules; (ii) meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (iii) has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years; and (iv) is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. Additionally, the Board of Directors has determined that each of Mr. Barth and Mr. Tolonen has past employment experience in finance or accounting, requisite professional certification in accounting or other comparable experience or background that results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.

Compensation Committee. The Compensation Committee of the Board of Directors (the “Compensation Committee”) reviews the performance of the Company’s executive officers, establishes compensation programs for the executive officers (including salary and short and long-term incentive programs) and reviews the overall compensation programs of the Company. The Compensation Committee also administers the Company’s stock incentive plans and awards. During fiscal 2009, the Compensation Committee held twelve (12) meetings.

Three non-management directors currently comprise the Compensation Committee: Ms. Mills, who was appointed to the Compensation Committee on January 5, 2009; Mr. Geeslin, who was elected to the Compensation Committee on May 23, 2007; and Dr. Howes, who joined the Compensation Committee on May 21, 2008. Mr. Geeslin served as Chairman of the Compensation Committee during fiscal 2009. Commencing on May 1, 2009, the beginning of the fiscal year ending April 30, 2010, Ms. Mills serves as Chairman of the Compensation Committee.

The Compensation Committee most recently reviewed and reassessed the adequacy of its Compensation Committee Charter in August 2009. As a result of that review, a revised charter was adopted by the Board of Directors upon recommendation of the Compensation Committee. A copy of the current Compensation Committee Charter is available under the heading “Corporate Governance” of the Investor Relations section of the Company’s website at http://www.bluecoat.com/aboutus/investor_relations.

The Chief Executive Officer (“CEO”), Chief Financial Officer, General Counsel and Vice President, Human Resources of the Company generally attend Compensation Committee meetings and provide input to the Compensation Committee with respect to issues affecting compensation, key responsibilities, corporate objectives and equity plan management and compliance. As discussed in the “Compensation Discussion and Analysis” below, the CEO makes recommendations to the Compensation Committee regarding the compensation of the Company’s executives and participates in discussions of such compensation. From time to time, other members of management and company personnel may attend Compensation Committee meetings to provide presentations and where subject matters involving their expertise are discussed. No member of management is present during discussions of his or her performance or compensation, and no member of management (including the CEO) is present during deliberations and voting with respect to the CEO’s performance or compensation.

The Compensation Committee may retain, at the Company’s expense, independent compensation consultants. The Compensation Committee engaged Radford Surveys + Consulting, a business unit of Aon Corporation (“Radford”), as an independent compensation consultant to advise it with respect to executive compensation matters and the Company’s program for director compensation for fiscal 2009.

The Compensation Committee Charter provides that the Compensation Committee may delegate its authority to one or more subcommittees. As of the date of this Annual Report on Form 10-K/A, the Compensation Committee has not delegated such authority. However, the authority of the Compensation Committee overlaps, in part, with that of the Stock Option Committee, which was established by the Board of Directors and has more limited authority.

Stock Option Committee. The Stock Option Committee of the Board of Directors (the “Stock Option Committee”) is authorized to approve certain equity awards under the Company’s 2007 Stock Incentive Plan and any other equity incentive plans approved by the Board of Directors. The Stock Option Committee may only approve awards (a) to individuals who are not directors or executive officers and who do not directly report to a Stock Option Committee member, and (b) where the award per grantee does not exceed 40,000 shares (in the event of options or stock appreciation rights) or 10,000 shares (in the event of restricted stock or stock units). Two directors currently comprise the Stock Option Committee: Mr. NeSmith, who is the Company’s CEO; and Ms. Mills, who is not a member of management and who was appointed to the Stock Option Committee on May 1, 2009. Mr. Geeslin and Mr. NeSmith were members of the Stock Option Committee during fiscal 2009.

The Stock Option Committee most recently reviewed and reassessed the adequacy of its Stock Option Committee Charter in August 2009. As a result of that review, a revised charter was adopted by the Board of Directors upon recommendation of the Stock Option Committee. A copy of the current Stock Option Committee Charter is available under the heading “Corporate Governance” of the Investor Relations section of the Company’s website at www.bluecoat.com/aboutus/investor_relations.

Nominating/Corporate Governance Committee. The Nominating/Corporate Governance Committee of the Board of Directors (the “Nominating/Corporate Governance Committee”) oversees the nomination of directors for service on the Board of Directors and its committees, reviews and considers developments in corporate governance practices, and recommends to the Board of Directors policies and procedures with respect to corporate governance. During fiscal 2009, the Nominating/Corporate Governance Committee held four (4) meetings.

Two non-management directors currently comprise the Nominating/Corporate Governance Committee: Messrs. Barth and Hanna, each of whom was a member of the Nominating/Corporate Governance Committee during fiscal 2009.

The Nominating/Corporate Governance Committee most recently reviewed and reassessed the adequacy of its Nominating/Corporate Governance Committee Charter in August 2009. As a result of that review, a revised charter was adopted by the Board of Directors upon recommendation of the Nominating/Corporate Governance Committee. A copy of the current Nominating/Corporate Governance Committee Charter is available under the heading “Corporate Governance” of the Investor Relations section of the Company’s website at http://www.bluecoat.com/aboutus/investor_relations.

Information on the Company’s website, however, does not form a part of this Annual Report on Form 10-K/A.

Special Committees. From time to time, the Board of Directors may establish special purpose committees to address specific matters or issues, such as litigation. In fiscal year ended April 30, 2007, the Company established a Special Committee in connection with the investigation of its historical stock option practices and subsequent restatement, which is described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background of the Stock Option Investigation, Findings, Restatement of Consolidated Financial Statements, Remedial Measures and Related Proceedings” in the Company’s Annual Report on Form 10-K for fiscal 2006, which was filed with the SEC on March 28, 2007. The Company is also subject to various litigation and other proceedings arising out of the matters addressed in that investigation. These proceedings are discussed in Part 1, Item 3 of the Company’s Annual Report on Form 10-K for fiscal 2009, which was filed with the SEC on June 22, 2009. The Company established a new Special Committee, comprised of directors Messrs. Geeslin and Tolonen, on June 25, 2008 to address certain matters involved in these proceedings. This Special Committee is still active.

Board Nomination Process

When reviewing a potential candidate for nomination as director, including an incumbent whose term is expiring, the Nominating/Corporate Governance Committee will consider the perceived needs of the Board of Directors; the candidate’s relevant background, experience, skills and expected contributions; and the qualification standards established from time to time by the Nominating/Corporate Governance Committee. With respect to such standards, the Nominating/Corporate Governance Committee’s goal is to assemble a Board of Directors that has diversity of experience at policy-making levels in business, government, education and technology, and in areas that are relevant to the Company’s global activities. In addition, the Nominating/Corporate Governance Committee believes that members of the Board of Directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s stockholders. They must have an inquisitive and objective perspective and mature judgment. They also must have experience in positions with a high degree of responsibility and be leaders in the companies or institutions with which they are or have been affiliated. In addition to the benefits of diverse viewpoints, the Nominating/Corporate Governance Committee may take into account the ability of a candidate to work constructively with the other directors. Members of the Board of Directors are expected to rigorously prepare for, attend, and participate in all meetings of the Board of Directors and applicable committees. Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating/Corporate Governance Committee may consider such other factors, from time to time, as it deems are in the best interests of the Company and its stockholders.

The Nominating/Corporate Governance Committee will consider candidates for directors proposed by directors or management, and will evaluate any such candidates against the criteria and pursuant to the policies and procedures set forth above. If the Nominating/Corporate Governance Committee believes that the Board of Directors requires additional candidates for nomination, it may engage, as appropriate, a third party search firm to assist in identifying qualified candidates. The Nominating/Corporate Governance Committee used the services of Schweichler Price & Partners, Inc. in connection with the search that identified Mr. Tolonen as a candidate for director. As part of the nominating process, all incumbent directors and non-incumbent nominees are required to submit a completed form of directors’ and officers’ questionnaire and incumbent directors may be required to participate in a peer-assessment process. The nomination process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Nominating/Corporate Governance Committee. Each director then in office interviewed Mr. Tolonen and Ms. Mills prior to each such individual being proposed as a candidate for election to the Company’s Board of Directors.

The Nominating/Corporate Governance Committee also will consider properly submitted stockholder candidates for membership on the Board of Directors. Any stockholder of the Company wishing to submit a candidate for the Nominating/Corporate Governance Committee’s consideration must provide a written notice recommending the candidate to the Corporate Secretary of Blue Coat Systems, Inc. at 420 North Mary Avenue, Sunnyvale, CA 94085 or by fax at 1 408-220-2175 (with a confirmation copy sent by mail). The written notice must include the candidate’s name, biographical data and qualifications and attach a written consent from the candidate agreeing to be named as a nominee and to serve as a director if elected. Candidates recommended by the Company’s stockholders will be evaluated against the same criteria and under the same policies and procedures applicable to the evaluation of candidates proposed by directors or management.

Board Meetings and Attendance

During fiscal 2009, the Board of Directors held ten (10) meetings. Each of the directors participated in at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings of a committee of the Board of Directors on which each such director then served. The independent members of the Board of Directors regularly meet in executive sessions.

The Company encourages attendance by members of the Board of Directors at the Company’s annual meeting of stockholders. At the Company’s 2008 Annual Meeting of Stockholders (held on October 2, 2008), directors of the Board of Directors Messrs. NeSmith, Hanna, Barth and Tolonen and Dr. Howes were in attendance and available for questions.

Executive Officers

Set forth below are the name, age, position of and biographical information about each of the Company’s executive officers, as of the date of this Annual Report on Form 10-K/A.

Name	Age	Position(s) and Office(s) Held with the Company
Brian M. NeSmith	47	President, Chief Executive Officer and Director
Betsy E. Bayha	58	Senior Vice President, General Counsel and Secretary
Kevin T. Biggs	51	Senior Vice President, Worldwide Sales
David A. de Simone	54	Senior Vice President, Corporate Operations
Bethany J. Mayer	47	Senior Vice President, Marketing
Michael J. Gennaro (1)	58	Interim Chief Financial Officer

(1)	Through FLG Partners, LLC, a consulting company that provides interim executive services, the Company retained Michael J. Gennaro on May 4, 2009 to serve as its interim Chief Financial Officer on a consultancy basis. Mr. Gennaro will serve as the Company’s interim Chief Financial Officer and principal financial and accounting officer until such time as the Company’s current search for a new Chief Financial Officer is completed.

Brian M. NeSmith has served as President and Chief Executive Officer and as a director of the Company since March 1999. From December 1997 to March 1999, Mr. NeSmith served as Vice President of Nokia IP, Inc., a security router company, which acquired Ipsilon Networks, Inc., an IP switching company, where Mr. NeSmith served as Chief Executive Officer from May 1995 to December 1997. From October 1987 to April 1995, Mr. NeSmith held several positions at Newbridge Networks Corporation, a networking equipment manufacturer, including Vice President and General Manager of the VIVID group. Mr. NeSmith holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

Betsy E. Bayha has served as Senior Vice President, General Counsel and Secretary of the Company since April 2007. Ms. Bayha previously served as Senior Vice President, General Counsel and Secretary of NetIQ Corporation, a provider of integrated systems and security management software solutions, from November 2001 to June 2006, when it was acquired by a consortium of private equity firms. Prior to joining NetIQ, Ms. Bayha was in private practice representing high technology corporations in licensing, corporate and litigation matters for more than 20 years. She was a partner at General Counsel Associates from November 1994 through October 2001, and was a partner at the international law firm of Coudert Brothers from December 1986 through October 1994. Ms. Bayha holds a J.D. from Harvard Law School, an M.A. in public administration from The Ohio State University and a B.A. in economics from Oakland University.

Kevin T. Biggs has served as Senior Vice President, Worldwide Sales of the Company since January 2007. Mr. Biggs joined the Company from International Business Machines, Inc. (“IBM”), a manufacturer of computers and related products, where he held the position of Vice President of New Customer Acquisition from February 2004 to December 2006. Prior to that time, Mr. Biggs served as IBM’s Vice President of Worldwide Sales, IBM Data Management Division, from August 2002 to February 2004; as IBM’s Vice President of Software Sales, IBM Americas West, from April 2002 to August 2002; and as IBM’s Vice President of Software, IBM Latin America, from September 1998 to April 2002. Prior to these executive roles, Mr. Biggs held a number of sales management positions at IBM since joining IBM in 1980. Mr. Biggs holds a B.A. in both Economics and Mathematics from Drury University.

David A. de Simone has served as Senior Vice President of the Company since September 2003. He has served as Senior Vice President, Corporate Operations of the Company since May 2007. Previously, Mr. de Simone served as Senior Vice President, Engineering of the Company from September 2003 to May 2007. From late 2002 to September 2003, Mr. de Simone worked as an independent consultant, providing technical assistance and executive coaching to several clients. From mid 2000 to late 2002, Mr. de Simone served as Vice President of Platform Development for Brocade Communications Systems, a provider of storage area networking products. From February 1989 to May 2000, Mr. de Simone held a number of positions with Tandem Computers, an enterprise computer systems and transaction processing company, and with Compaq Computer Systems, a global computer systems, storage and solutions company, subsequent to its acquisition of Tandem Computers. During the last several years of his tenure with both Compaq and Tandem, Mr. de Simone was Vice President of Clustering Technology, and earlier in his tenure with Tandem he was a Director of Engineering. Mr. de Simone has an additional 11 years of experience in a variety of engineering and operations roles. Mr. de Simone holds a B.S.E.E. from the University of California, Davis.

Bethany J. Mayer has served as Senior Vice President, Worldwide Marketing and Corporate Development of the Company since October 2008. Previously, she served as Senior Vice President, World Wide Marketing of the Company from June 2007. From February 2007 to June 2007, Ms. Mayer served as Vice President of Business Planning and Marketing with JDS Uniphase Inc., an optical components company, and from March 2005 to February 2007, as the Chief Marketing Officer for Mirapoint Inc., an e-mail and e-mail security company. Ms. Mayer was Vice President of Marketing and Product Management for Vernier Networks, a network security company, from March 2004 to March 2005, and was Vice President of Product Marketing for Skystream Networks Inc., a video networking company, from March 2000 to March 2004. Prior to those positions, Ms. Mayer held various marketing and product management positions at Cisco Systems, a networking technology company, from September 1993 to March 2000. Ms. Mayer held various operations positions and engineering program positions at Apple Computer Inc., a computer technology company, from January 1990 to September 1993. Ms. Mayer held various positions in engineering program management at Lockheed Martin Inc., an aerospace defense company, from March 1983 to January 1990. Ms. Mayer holds a B.S. in political science from Santa Clara University.

Michael J. Gennaro has served as Interim Chief Financial Officer since May 2009. Mr. Gennaro has been a partner at FLG Partners, LLC since December 2006. Previously, Mr. Gennaro served as Vice President of Finance and Chief Financial Officer at Sylantro Systems, Inc., a provider of telecommunications software, from March 2000 to January 2006; as Vice President of Finance and Chief Financial Officer at Inverse Network Technology, Inc., a provider of software that measures the quality of internet service, from 1998 to 2000; and as Vice President of Finance of Novell, Inc., a provider of server operating systems and internet software, from 1994 to 1998. Prior to these positions, Mr Gennaro served as Vice President of Finance and Chief Financial Officer of Piiceon, Inc. and Verticom, Inc., and held several other finance-related positions at high-tech companies. Mr. Gennaro is a former Audit Manager with Arthur Young & Company, now Ernst & Young, and is a Certified Public Accountant in California and New Jersey. Mr. Gennaro holds an M.B.A. in Accounting from Rutgers Graduate School of Business and a B.S. in Mathematics from Rutgers University.

Code of Business Conduct

The Company’s Board of Directors has adopted a Code of Business Conduct, which outlines the principles of legal and ethical business conduct under which the Company does business. The Code of Business Conduct is applicable to all of the Company’s directors, officers and employees. The Code of Business Conduct is available under the heading “Corporate Governance” of the Investor Relations section of the Company’s website at http://www.bluecoat.com/aboutus/investor_relations. Upon request to the Company’s Secretary, the Company will provide a copy of the Code of Business Conduct free of charge. Any substantive amendment of the Code of Business Conduct, and any waiver of the Code of Business Conduct for executive officers or directors, will be made only after approval by the Company’s Board of Directors or a committee of the Board, and will be disclosed on the Company’s Web site. In addition, any such waiver will be disclosed within four days on a Form 8-K filed with the SEC if then required by applicable rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, the executive officers of the Company and persons who beneficially own more than 10% of the Company’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which require them to file reports with respect to their ownership of the Company’s Common Stock and their transactions in such Common Stock. The Company has reviewed copies of Section 16(a) reports that it has received from such persons regarding their transactions in Common Stock and their Common Stock holdings for fiscal 2009, together with written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal 2009. Based upon this review, the Company believes that all reporting requirements under Section 16(a) for fiscal 2009 were met in a timely manner by such persons.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee oversees the Company’s compensation programs and has the exclusive authority to establish the compensation payable to the Company’s CEO and other executive officers. In addition, the Compensation Committee approves non-equity incentive programs in which the Company’s executive officers participate and discretionary bonuses made to the Company’s executive officers.

This Compensation Discussion and Analysis explains the Company’s compensation programs and discusses how they operate, particularly with respect to the Company’s named executive officers. During fiscal 2009, the Company’s “named executive officers” consist of the CEO, the Chief Financial Officer and the three most highly compensated executive officers (other than the CEO or Chief Financial Officer) who were serving as executive officers at the end of fiscal 2009. These are the Company’s Senior Vice President, Corporate Operations; Senior Vice President, Worldwide Sales; and Senior Vice President, General Counsel & Secretary.

Compensation Program Overview

The Company intends that its compensation programs provide compensation that is sufficient to attract and retain talented executives and that motivates them to achieve the Company’s strategic goals and objectives and to increase the market value of the Company’s stock over the long term. The Compensation Committee’s fundamental policy is to offer the Company’s executive officers competitive compensation opportunities based upon the Company’s overall performance, their individual contribution to the Company’s financial success and their personal performance. Each executive officer’s compensation package generally includes: (i) base salary, which is fixed; (ii) short-term incentive compensation, which is variable and consists of quarterly profit-sharing awards and, for sales personnel, sales incentive compensation; and (iii) long-term stock-based incentive awards.

Peer Group

In its determination of compensation amounts for fiscal 2009, the Company assessed market practices through review of available data with respect to the following peer group:

• F5 Networks, Inc.	• Foundry Networks, Inc.	• SonicWall, Inc.

• Ariba, Inc.	• Tibco Software, Inc.	• Wind River Systems, Inc.

• SalesForce.com, Inc.	• SPSS, Inc.	• Macrovision Corporation

• Progress Software Corporation	• S1 Corporation	• Eclipsys Corporation

• Novatel Wireless, Inc.	• Epicor Software Corporation	• Websense, Inc.

• InfoSpace, Inc.	• Secure Computing Corporation	• Informatica Corporation

This peer group was comprised of network and software companies and was selected after consideration of annual revenue, market capitalization and headcount. The Company used the services of Radford to recommend members of the peer group, and to provide market data regarding executive compensation practices of the peer group. The Company periodically reviews and updates the composition of the peer group.

Compensation Components

Base Salary

The base salary for each executive officer is generally set at the time the officer commences employment. In determining the initial salary of an executive officer, the Compensation Committee considers information available from publicly available databases and private surveys, with particular emphasis on general market levels for companies in the peer group. The Compensation Committee reviews peer group data to assess market practices with respect to base compensation and cash based incentive compensation, but also considers the recommendation of the CEO and other factors including competitive dynamics, the skills and experience of the individual and the specific needs of the Company.

The Compensation Committee began its review of the compensation and performance of each of the Company’s executive officers for fiscal 2009 during the fourth quarter of fiscal 2008. This review was conducted during multiple meetings and discussions in which the Compensation Committee members and, in some cases, the CEO participated. The Chairman of the Audit Committee also participated in some discussions, including those that led to the final approval of fiscal 2009 executive compensation packages.

In reviewing the salary of each executive, the Compensation Committee considered the executive’s level of responsibility; each executive’s specific qualifications, experience and job performance; and the significance of other components of total compensation (such as sales incentive compensation for the Company’s Senior Vice President, Worldwide Sales). The Compensation Committee was provided with materials prepared by the Company’s Finance and Human Resources Departments that summarized the CEO’s initial recommendation for each executive and compared the recommendation against the compensation provided for comparable positions by members of the peer group at the 50th and 65th percentiles. The recommendation of the CEO played a significant role in establishing the base salaries of executives other than the CEO, although the Compensation Committee’s final determinations were not identical to those initially proposed by the CEO. In increasing the CEO’s compensation, the Compensation Committee noted that the CEO’s salary had been substantially below that at the 50th percentile of the peer group for a period of years due to the CEO’s desire to receive a substantial portion of his compensation as variable compensation. However, the Compensation Committee believed it desirable to have the CEO’s fixed compensation more consistent with that of his peers and other executives of the Company, while continuing to have a significant percentage of his total compensation package consist of short-term and long-term incentives as described below.

As a consequence of its review, the Compensation Committee agreed upon the following base salaries to be paid to the Company’s named executive officers during fiscal 2009:

Name and Principal Position	Base Salary
Brian M. NeSmith, President and CEO	$350,000
Kevin S. Royal, Senior Vice President and Chief Financial Officer	$325,000
Kevin T. Biggs, Senior Vice President, Worldwide Sales	$300,000
Betsy E. Bayha, Senior Vice President, General Counsel and Secretary	$295,000
David A. de Simone, Senior Vice President, Corporate Operations	$325,000

Short Term Incentive Compensation

Profit Sharing Plan

The Company presently maintains the Blue Coat Profit Sharing Plan (“Profit Sharing Plan”), which is applicable to all of the Company’s employees (other than certain sales personnel on commission), including the Company’s executive officers. The Profit Sharing Plan is intended to align the compensation of the Company’s executives with the interests of its stockholders by encouraging its executives to focus on profitability. It provides payment only if the Company achieves a minimum quarterly profit threshold.

Quarterly payments are made under the Profit Sharing Plan if the metric then used by the Company exceeds a threshold percentage of the Company’s net revenue for the applicable quarter. In fiscal 2009, the Company used non-GAAP operating profit as the applicable metric, which is the Company’s non-GAAP operating income for the quarter, excluding Profit Sharing Plan expenses. Non-GAAP operating income is the Company’s non-GAAP net income before the effect of non-operating income (such as interest) and income taxes. The Compensation Committee believes that this metric is appropriate because the Company’s effective tax rate and interest income and expense could not be affected by the majority of the Company’s employees. Non-GAAP net income also excludes expense related to the fair value write-up of acquired inventory sold, stock-based compensation expense, amortization of intangible assets, expenses associated with matters related to the stock option investigation, restructuring expenses, and related tax adjustments.

The quarterly target payment for executives was 30% of the individual’s quarterly base salary in fiscal 2009, compared to 20% in fiscal 2008. This increase was approved by the Compensation Committee based upon its determination that the target incentive compensation for the Company’s non-sales executives was below that offered to others holding comparable positions with members of its peer group. The Compensation Committee also believed that it was desirable to tie a larger portion of executive total compensation to achievement of the Company’s profit objectives.

During fiscal 2009, the threshold non-GAAP operating profit goal was 15% of net revenue. The Profit Sharing Plan paid 20% of an individual’s quarterly target amount for each 1% that the metric achievement for the quarter exceeded this 15% threshold percentage.

Any amounts earned by executives under the Profit Sharing Plan during fiscal 2009 were paid in five installments. An initial payment of 40% of the incentive amount earned during the quarter was paid in the following quarter. Thereafter, 15% of that amount was paid in each of the four succeeding quarters if the executive remained employed by the Company.

The actual amounts earned by each named executive officer for performance under the Profit Sharing Plan during fiscal 2009 were less than 1% of each individual’s base salary because the Company’s profit achievement in most quarters of fiscal 2009 was not sufficient to result in payments under the Profit Sharing Plan. These amounts are shown below in the “Summary Compensation Table.”

Sales Compensation

Because Mr. Biggs heads the Company’s sales operations, Mr. Biggs’ annual target incentive compensation, which was $350,000 in fiscal 2009, consisted of participation in the Profit Sharing Plan, as well as incentive compensation based upon the achievement of Company goals regarding sales expense as a percentage of revenue and achievement of annual bookings against his sales and service renewal quota. The sales compensation plan initially was approved in the first fiscal quarter of fiscal 2009 and was revised in the second fiscal quarter of fiscal 2009 to add quota with respect to products acquired as a consequence of the Company’s acquisition of Packeteer, Inc. (“Packeteer”).

Discretionary Bonuses

The Compensation Committee may award discretionary bonuses to executive officers from time to time. Such awards typically are recommended by the Company’s CEO. In February 2009, the Compensation Committee approved an award of $100,000 to Mr. de Simone, Senior Vice President, Corporate Operations, in recognition of his work in connection with leading the Company’s efforts to integrate the Packeteer products, operations and business.

Long Term Incentive Compensation (Equity Awards)

The Company provides long-term incentive compensation to its employees through the provision of equity awards under its equity plans. The Company’s equity program is broad-based and, like many of its peer companies, the Company has traditionally provided equity awards to all of its U.S.-based employees and many of its international employees. The Company believes that the provision of equity awards aligns the compensation of its employees to continued appreciation of its stock price over time, thereby focusing employee, executive and corporate performance on continued stockholder returns. Currently, the Company awards both options and restricted stock units to many of its employees, including executive officers. Because of the distinctive features of each type of award, the Company believes that a combination of award types provides a more effective compensatory result.

Options

The Company has traditionally used stock options as its principal means of equity compensation. Stock options allow the recipient to acquire shares of the Company’s Common Stock at a fixed price per share over a specified period of time. Typically, any stock option award made to an employee, including an executive officer, will vest over four years. The vesting schedule and the number of shares granted are intended to provide a meaningful incentive following the grant. Accordingly, the option will provide a return to the recipient only if he or she remains employed by the Company, and then only if the market price of the Company’s Common Stock appreciates.

Restricted Stock and Restricted Stock Units

The Company also grants restricted stock awards and restricted stock units (which do not have an exercise price). The Company’s use of restricted stock awards and restricted stock units, or full value awards, conserves shares available for issuance under its equity plans and reduces the potential dilution of its stockholders, as typically fewer shares are awarded under a full value award than under an option grant. Such awards are subject to forfeiture if the holder’s employment with the Company is terminated and, with the exception of performance-based awards, typically vest over a four year period on either a quarterly or an annual basis. The Company believes that full value awards are an effective retention tool and provide an incentive to increase the Company’s stock price.

Equity Budgets

The Company budgets for equity awards on an annual basis, and considers the size of its equity pool, its projected hiring plans (including the number of shares believed to be necessary to attract personnel at the levels at which it intends to hire) and its need to offer equity compensation to existing employees as an incentive and retention device, particularly given an analysis of the activities of the peer group and others with whom the Company competes for talent. The budget is prepared by management and is subject to the approval of the Compensation Committee.

Equity Awards Made to Executives

Generally, a significant equity award is made to an executive officer in the year that he or she commences employment. Under the Company’s Equity Award Policy, discussed below, additional equity awards may be made on the third Thursday of June, in connection with the Company’s annual “refresh” program. Refresh awards are made after the completion of the Company’s annual focal reviews and budgeting process, each of which is conducted at the end of the fiscal year. In addition to refresh awards, other equity awards may be made to executives in connection with promotions and performance.

As part of its budgeting process and the Company’s broad-based equity refresh program for fiscal 2009, in May 2008, the Compensation Committee approved equity awards to each of the Company’s named executive officers. Those awards are set forth below in the “Grants of Plan-Based Awards During Fiscal 2009” table. In connection with the refresh awards, the CEO provided his initial recommendation to the Compensation Committee regarding the size and structure of the awards based upon his estimation of the size of the awards that would be necessary to recruit individuals of similar skill to the executive positions and then dividing that amount by four, to reflect the annual nature of the award.

Timing of Equity Awards and Equity Award Policy

The Board of Directors has adopted an Equity Award Policy (“Equity Award Policy”), which is intended to provide additional oversight over the Company’s making of equity awards. A copy of the Equity Award Policy, as currently in effect, is available under the heading “Corporate Governance” of the Investor Relations section of the Company’s website at http://www.bluecoat.com/aboutus/investor_relations. The Equity Award Policy was adopted, in part, to ensure that all equity awards made by the Company undergo appropriate scrutiny by the Board of Directors, that the timing of the Company’s equity awards are appropriate, and that all stock options are granted at a price that is at least equal to the fair market value on the date of the award.

The Company’s Equity Award Policy provides generally that stock options approved by the Compensation Committee will be effective on the third Thursday of the calendar month following the later of (a) the date of approval, or (b) the occurrence of the Award Event. It provides that equity awards approved by the Stock Option Committee will only be granted on the third Thursday of the calendar month following the date of approval, which must be after the occurrence of the Award Event. If the third Thursday of the month is not a business day, then the date of grant will be the first business day thereafter. Under the Equity Award Policy, the “Award Event” is the event justifying the issuance of the equity award, such as the bona fide commencement of employment, the promotion of an employee or the closing of an acquisition. Under the Equity Award Policy, fair market value is specified as the NASDAQ closing price of the Company’s Common Stock, and any stock option must have an exercise price equal to or greater than the fair market value on the date of grant.

The Company’s Equity Award Policy governs the provision of annual refresh awards to existing employees. Under the Equity Award Policy, refresh awards are approved by the applicable committee of the Board after completion of the Company’s annual budget planning process and will be effective on the third Thursday of June.

Equity Ownership Guidelines

The Company’s Corporate Governance Guidelines state that each executive or director is required to hold, directly or indirectly, 2,000 shares of the Company’s Common Stock. Of that amount, 1,000 shares must be held by one year from the commencement of service and an additional 1,000 shares must be held by two years from the commencement of service. The Nominating/Corporate Governance Committee has waived this requirement with respect to Keith Geeslin, a director, due to policies in place at Francisco Partners and the investments made in the Company by Francisco Partners, as discussed below in “Certain Relationships and Related Transactions—Transactions with Francisco Partners.” The requirement has not been waived with respect to any other director or named executive officer.

Change in Control and Termination Benefits

Each of the Company’s executives is employed on an “at will” basis. The Company has adopted an Executive Separation Policy that may provide benefits upon the termination of an executive’s employment. The Company has also entered into Change in Control Severance agreements with its CEO and executives. Additionally, the Company’s equity plans provide for acceleration of the vesting of equity awards under certain circumstances involving a change in control. The Company does not provide a tax gross up with respect to any severance or change in control benefits.

Executive Separation Policy

The Compensation Committee has approved an Executive Separation Policy in order to provide consistency and predictability in the Company’s treatment of executives upon termination of employment and to offer a reasonable level of transition assistance. The Executive Separation Policy provides that in the event an executive’s employment with the Company is terminated by the Company without cause or as a result of the executive’s resignation for good reason, and contingent upon the executive’s execution of a general release of claims against the Company in the form specified, the Company will pay the executive a lump sum payment equal to six months of base salary. As defined in the Executive Separation policy, “good reason” includes a material diminution in authority, duties or responsibilities; a reduction in base salary; and a material change in location.

With the exception of a contractual obligation to continue this type of severance protection to Mr. Biggs, the Board of Directors or Compensation Committee may amend, revise, suspend or terminate the Executive Separation Policy if the Company has not then entered into a definitive agreement to effect a change in control.

Potential Acceleration of Equity Awards

The Company also provides protection against the loss of equity awards, which are a valuable part of compensation for the Company’s employees (including executive officers), as a result of a change in control. Each of the 1999 Stock Incentive Plan and 2007 Stock Incentive Plan (“2007 Plan”), under which all outstanding unvested equity awards to named executive officers have been made, provides that upon a change in control (as defined in the relevant equity plan), each outstanding award will become fully vested unless the surviving corporation assumes the award or replaces it with a comparable award (as determined by the Compensation Committee). Even if an award is assumed by the successor corporation, it will become fully vested if the holder’s service is involuntarily or constructively terminated within 18 months following the change in control. A termination is involuntary if the individual is dismissed for reasons other than misconduct, or if the individual voluntarily resigns after one of the three following circumstances occurs without the individual’s consent: (a) a change in his position with the Company that materially reduces his level of responsibility; (b) a material reduction in his compensation; or (c) a relocation of the individual’s place of employment by more than fifty miles.

The written agreement entered into between Mr. Biggs and the Company in connection with the commencement of his employment provides that 50% of the shares under the stock option granted to him in April 2007 and 50% of the restricted shares awarded to him in April 2007 will vest in the event of a change in control.

Change in Control Severance Agreements

The Compensation Committee approved the Company’s entry into Executive Change in Control Severance Agreements with its executive officers effective May 1, 2009. These agreements provide for a lump sum cash payment based on the individual’s base salary and target incentive compensation, full acceleration of vesting on all unvested and outstanding equity awards, and payment of COBRA premiums for a limited period, if the individual is terminated without cause or resigns for good reason within a given period before or after a change in control. The terms of these agreements and estimated potential payment amounts are described in “Estimated Payments Upon Termination Without Cause or Related To a Change in Control” below.

The Compensation Committee believes that the benefits provided by these agreements encourage the continued attention, dedication and objectivity of the Company’s executives to their assigned duties without the distraction that might arise from the possibility, threat or occurrence of a change in control of the Company, and provide an incentive to the executives to continue to grow the Company’s overall business and support potential strategic transactions in the best interest of the Company and its stockholders. In approving these change in control severance benefits, the Compensation Committee considered a number of factors, including the prevalence of similar benefits adopted by other publicly traded companies, including peer group companies.

Other Benefits

Executive officers are eligible to participate in all of the Company’s employee benefit plans, such as the Employee Stock Purchase Plan (“ESPP”); medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans; and 401(k) plan, in each case on the same basis as other employees.

Tax Considerations

To maintain flexibility in compensating the Company’s officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible. If it determines that such action is appropriate and in the Company’s best interest, the Compensation Committee may approve compensation or changes to plans, programs or awards that may cause the compensation or awards to exceed the limitation under Section 162(m) of the Code, which currently limits deductibility of compensation in excess of $1 million paid to certain executive officers during a single year.

Compensation Committee Report

The Compensation Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Compensation Committee:
Carol G. Mills
Timothy A. Howes
Keith Geeslin

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation awarded to, earned by, or paid to the Company’s named executive officers during the last three fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(6)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)	All Other Compensation ($)		Total ($)
Brian M. NeSmith	2009	350,000			286,753	504,188	1,575			1,142,516
President and CEO	2008	250,000			142,032	454,778	85,550	16,602	(8)	948,962
	2007	250,000			—	469,053	18,500			737,553

Kevin S. Royal	2009	307,917			107,706	235,953	1,463	187,500	(9)	840,539
Sr. Vice President and Chief Financial Officer	2008	300,000	80,000	(3)	59,175	215,756	101,700			756,631
	2007	300,000			—	192,386	22,200			514,586

Kevin T. Biggs Sr. Vice President, Worldwide Sales (1)	2009	300,000			356,389	219,413	283,648			1,159,450
	2008	300,000	418,700	(4)	332,168	182,329	19,500	260,827	(10)	1,513,524
	2007	97,885			10,109	5,512	80,714			194,220

Betsy E. Bayha Sr. Vice President, General Counsel & Secretary (2)	2009 2008	295,000 275,000			109,807 88,047	275,821 237,544	1,328 93,225			681,956 693,816

David A. de Simone Sr. Vice President, Corporate Operations	2009	325,400	100,000	(5)	246,727	321,975	1,463			995,565
	2008	250,000			71,769	393,470	85,550			800,789
	2007	250,000			—	616,369	18,500			884,869

(1)	Mr. Biggs commenced employment with the Company in January 2007.
(2)	Ms. Bayha commenced employment with the Company in April 2007, and was not a named executive officer for fiscal 2007.
(3)	Represents one-time performance bonus of $80,000 for work in connection with the Stock Option Investigation and related restatement in March 2007.
(4)	Consists of $350,000 in sales performance bonus amounts and $68,700 in bonus amounts based on profitability in the second and third quarters of fiscal 2008.
(5)	Represents one-time performance bonus of $100,000 for managing the post-closing integration efforts related to the Packeteer acquisition.
(6)	The amounts in this column do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by the Company for financial statement reporting purposes with respect to fiscal 2009, fiscal 2008 and fiscal 2007 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS 123(R)”), with the exception that any estimate of forfeitures related to service-based vesting has been disregarded. See Note 8 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, filed with the SEC on June 22, 2009, for a discussion of the assumptions made by the Company in determining the SFAS 123(R) values of its equity awards. For information on the valuation assumptions for grants made prior to fiscal 2007, see the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the respective fiscal year.
(7)	The amounts in this column for fiscal 2009 reflect amounts earned under the Profit Sharing Plan based upon the Company’s quarterly profitability during fiscal 2009. Payment of a portion of the award is deferred until later years, as set forth below in the “Future Installments Under Profit Sharing Plan” table, and is subject to forfeiture if the employment of the named executive officer terminates prior to payment.
(8)	Includes the cost of attendance at the Company’s President’s Club, which was $9,653, together with a tax gross up on such amount of $5,371; a patent award in the amount of $50, together with a tax gross up on such amount of $28; and $1,500 contributed to Mr. NeSmith’s 401(k) account as a matching contribution.
(9)	Mr. Royal’s employment with the Company terminated on April 10, 2009. In connection with Mr. Royal’s resignation and the termination of his employment, on April 10, 2009, the Company and Mr. Royal entered into a separation agreement. The separation agreement provided for payment to Mr. Royal a lump sum severance payment of $162,500, representing six months base salary. In exchange for the severance payment, Mr. Royal released all claims against the Company. In addition, Mr. Royal received $25,000 related to his accrued vacation.
(10)	Includes $144,000 in real estate commissions in connection with the relocation of Mr. Biggs to California, together with a tax gross up on such amount of $100,125; the cost of attendance at the Company’s President’s Club, which was $9,767, together with a tax gross up on such amount of $5,435; and $1,500 contributed to Mr. Biggs’ 401(k) account as a matching contribution.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL 2009

The following table sets forth each non-equity incentive plan award and equity award granted to the Company’s named executive officers during fiscal 2009.

Name	Grant Date (3)	Estimated Possible Payouts Under Non-Equity Incentive Awards (1)		Approval Date	All Other Stock Awards: Number of Shares of Stock (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Target
Brian M. NeSmith	6/19/08	105,000		5/21/08	29,775	89,324	16.44	1,258,643
Kevin S. Royal (5)	6/19/08	97,500		5/21/08	9,027	27,802	16.44	381,599
Kevin T. Biggs	6/19/08	350,000	(6)	5/21/08	6,018	18,055	16.44	254,402
Betsy E. Bayha	6/19/08	88,500		5/21/08	6,018	18,055	16.44	254,402
David A. de Simone	6/19/08	97,500		5/21/08	12,037	36,110	16.44	508,821

(1)	Each named executive officer was eligible to participate in the Profit Sharing Plan during fiscal 2009. The amounts shown in the “target” column reflect the target payment level under the Profit Sharing Plan and were equal to 30% of base salary for each quarter of eligibility. There was no minimum or maximum payment under the Profit Sharing Plan. The operation of the Profit Sharing Plan is discussed in greater detail in “Compensation Discussion and Analysis—Compensation Components—Short Term Incentive Compensation—Profit Sharing Plan,” above. The actual amounts earned in fiscal 2009 for each named executive officer under the Profit Sharing Plan, and not then forfeited, are shown in the “Summary Compensation Table,” above.
(2)	The amounts shown represent awards of restricted stock granted as part of the Company’s fiscal 2009 refresh program. The restrictions on the refresh awards lapse as to one-fourth of the shares on each of July 15, 2009, July 15, 2010, July 15, 2011 and July 15, 2012.
(3)	These option grants will vest and become exercisable in equal monthly installments over 48 months from the grant date. Each option has a term of 10 years from the date of grant, subject to earlier expiration if the optionee’s service terminates. The awards are refresh awards and, in accordance with the Company’s Equity Award Policy, the grant date for these awards was the third Thursday in June.
(4)	The amounts in this column represent the grant date fair value determined in accordance with SFAS 123(R), with the exception that any estimate of forfeitures related to service-based vesting has been disregarded. See Note 8 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed on June 22, 2009 for a discussion of all assumptions made by the Company in determining the grant date fair value of its equity awards.
(5)	Mr. Royal’s employment with the Company terminated on April 10, 2009.
(6)	This amount reflects the target payment level under Mr. Biggs’ sales compensation plan, as described above in “Compensation Discussion and Analysis—Compensation Components—Short Term Incentive Compensation—Sales Compensation.”

Future Installments Under Profit Sharing Plan

During fiscal 2009, the named executive officers earned quarterly awards under the Profit Sharing Plan, described above in “Compensation Discussion and Analysis—Compensation Components—Short Term Incentive Compensation—Profit Sharing Plan.” Payments made to executives under the Profit Sharing Plan, as in effect in fiscal 2009, are made in installments on the following schedule: 40% is paid the quarter immediately subsequent to the quarter for which earned; and 15% is paid in each of the four subsequent quarters. In the event the executive is no longer employed by the Company when the payment is scheduled to be made, the payment is forfeited. The following table sets forth the amounts earned under the Profit Sharing Plan during fiscal 2009, and set forth as Non-Equity Incentive Plan Compensation in the “Summary Compensation Table” above, for which payment is scheduled to be made after fiscal 2009.

Name	Scheduled Payout FY 2010	Total Scheduled Future Payouts Under FY 2009 Profit Sharing Plan
Brian M. NeSmith	$709	$709
Kevin S. Royal (1)	$—	$—
Kevin T. Biggs	$608	$608
Betsy E. Bayha	$597	$597
David A. de Simone	$658	$658

(1)	Mr. Royal’s employment terminated in April 2009 and so no further payments will be made.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

The following table sets forth information regarding each unexercised option and all unvested stock held by each of the Company’s named executive officers as of April 30, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Grant Date	Option Vesting Commencement Date	Option Expiration Date
	Exercisable		Unexercisable
Brian M. NeSmith	54,120	(2)	—		13.75	09/24/1999	9/24/1999	9/24/2009
	9,623	(3)	—		10.60	12/02/2003	11/28/2003	11/28/2013
	19,131	(3)	1,126		9.33	05/26/2005	05/01/2005	5/23/2015
	41,249	(3)	48,751		24.57	06/21/2007	06/21/2007	6/21/2017
	18,608	(3)	70,716		16.44	06/19/2008	06/19/2008	6/19/2018

Kevin S. Royal	16,405	(3)	—	(4)	24.57	06/21/2007	06/21/2007	6/21/2017
	5,077	(3)	—	(4)	16.44	06/19/2008	06/19/2008	6/19/2018

Kevin T. Biggs	39,824	(5)	30,976		17.58	04/19/2007	01/02/2007	4/19/2017
	3,760	(3)	14,295		16.44	06/19/2008	06/19/2008	6/19/2018

Betsy E. Bayha	49,999	(5)	50,001		17.58	04/19/2007	04/02/2007	4/19/2017
	3,760	(3)	14,295		16.44	06/19/2008	06/19/2008	6/19/2018

David A. de Simone	140,000	(3)	—		7.09	10/08/2003	09/03/2003	9/3/2013
	31,333	(3)	667		9.33	05/26/2005	05/01/2005	5/23/2015
	29,790	(3)	35,210		24.57	06/21/2007	06/21/2007	6/21/2017
	7,522	(3)	28,588		16.44	06/19/2008	06/19/2008	6/19/2018

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Brian M. NeSmith	52,050	(6)	690,183	—		—
Kevin S. Royal	—		—	—		—
Kevin T. Biggs	37,866	(7)	502,103	—		—
Betsy E. Bayha	16,250	(8)	215,475	—		—
David A. de Simone	23,174	(9)	307,287	12,375	(10)	218,790

(1)	Computed in accordance with SEC rules as the number of unvested shares multiplied by the NASDAQ closing price of the Company’s common stock on April 30, 2009, which was $13.26 per share.

(2)	Mr. NeSmith was granted an option to purchase shares of Common Stock under the Company’s 1996 Stock Plan on September 24, 1999. This option was early exercisable, but the option shares vested over a four-year period from the date of grant and were fully vested on September 24, 2003.
(3)	The option becomes exercisable in 48 monthly installments as each month of service is completed beginning on the option commencement date.
(4)	Mr. Royal’s employment with the Company terminated on April 10, 2009 therefore, the unvested portion of the option was cancelled on April 10, 2009.
(5)

Beginning on the option vesting commencement date, the option could be exercised for 25% of the total amount of shares under the option. Thereafter, the option becomes exercisable for an additional  1/48th of the total number of shares when each additional month of service is completed.

(6)	Comprised of the following equity awards (i) Mr. NeSmith was awarded 29,700 restricted shares of Common Stock on June 21, 2007 under the Company’s 1999 Stock Incentive Plan. The shares vested as to 25% of the shares on June 15, 2008, and an additional 25% will vest on each of June 15, 2009, June 15, 2010 and June 15, 2011; and (ii) Mr. NeSmith was awarded 29,775 restricted shares of Common Stock on June 19, 2008 under the Company’s 2007 Plan. The shares vested as to 25% of the shares on July 15, 2009, and an additional 25% will vest on each of July 15, 2010, July 15, 2011 and July 15, 2012.
(7)	Comprised of the following equity awards (i) Mr. Biggs was awarded 70,800 restricted shares of Common Stock in April 2007, in connection with the commencement of his employment, under the Company’s 1999 Stock Incentive Plan. The shares vested as to 23.77% of the shares on December 15, 2007; an additional 6.25% will vest each quarter thereafter and the balance of the shares will vest on January 2, 2011. If the Company is acquired, an additional 50% of the shares will become vested; and (ii) Mr. Biggs was awarded 6,018 restricted shares of Common Stock on June 19, 2008 under the Company’s 2007 Plan. The shares vested as to 25% of the shares on July 15, 2009, and an additional 25% will vest on each of July 15, 2010, July 15, 2011 and July 15, 2012.
(8)	Comprised of the following equity awards (i) Ms. Bayha was awarded 20,000 restricted shares of Common Stock, in connection with the commencement of her employment in April 2007, under the Company’s 1999 Stock Incentive Plan. The shares vested as to 23.84% of the shares on March 15, 2008; an additional 6.25% will vest each quarter thereafter and the balance of the shares will vest on April 2, 2011; and (ii) Ms. Bayha was awarded 6,018 restricted shares of Common Stock on June 19, 2008 under the Company’s 2007 Plan. The shares vested as to 25% of the shares on July 15, 2009, and an additional 25% will vest on each of July 15, 2010, July 15, 2011 and July 15, 2012.
(9)	Comprised of the following equity awards: (i) Mr. de Simone was awarded 14,850 restricted shares of Common Stock on June 21, 2007, under the Company’s 1999 Stock Incentive Plan. The shares vest as to 25% of the shares on June 15, 2008 and an additional 25% will vest on each of June 15, 2009, June 15, 2010 and June 15, 2011; and (ii) Mr. de Simone was awarded 12,037 restricted shares of Common Stock on June 19, 2008 under the Company’s 2007 Plan. The shares vested as to 25% of the shares on July 15, 2009, and an additional 25% will vest on each of July 15, 2010, July 15, 2011 and July 15, 2012.
(10)	Mr. de Simone was awarded 16,500 restricted shares of Common Stock on April 29, 2008, under the Company’s 2007 Plan. All of the shares vested in full on June 15, 2009, but were subject to the Company’s achievement of certain performance criteria. A total of 4,125 shares were forfeited due to the Company’s failure to meet its preannounced minimum revenue guidance in its first fiscal quarter. The remaining 12,375 shares vested on June 15, 2009.

FISCAL 2009 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information concerning option exercises by the Company’s named executive officers, and the vesting of restricted stock held by the Company’s named executive officers, during fiscal 2009:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(2)
Brian M. NeSmith	—	—	7,425	121,622
Kevin S. Royal (3)	71,874	574,604	3,094	50,680
Kevin T. Biggs	—	—	17,700	221,203
Betsy E. Bayha	—	—	5,000	62,488
David A. de Simone	—	—	3,713	60,819

(1)	The value realized on the exercise of stock options is based on the difference between the exercise price and the NASDAQ closing price of the Common Stock on the date of exercise.
(2)	Based on the NASDAQ closing price of the Common Stock on the vesting date.
(3)	Mr. Royal’s employment with the Company terminated on April 10, 2009.

ESTIMATED PAYMENTS UPON TERMINATION WITHOUT CAUSE OR RELATED TO A CHANGE IN CONTROL

The table below reflects the potential payments and benefits to which each named executive officer would be entitled as a consequence of the involuntary termination of his or her employment, or resignation with good reason, generally and in connection with a change in control. In April 2009, the Compensation Committee approved forms of change in control severance agreements for the Company’s CEO and other executive officers, which became effective on May 1, 2009, as discussed in “Change in Control Severance Agreements” below. These agreements were subsequently amended and restated, and approved by the Compensation Committee in August 2009. The amounts shown in the table below assume that those agreements, as amended and restated, were in effect at April 30, 2009, that both the change in control and the executive’s termination occurred on April 30, 2009, and that all eligibility requirements under the applicable plan, policy or agreement were met.

Name	Cash Severance ($)		Unexercisable Options that Vest ($)(4)	Restricted Stock that Vests ($)(4)	Total ($)
Brian M. NeSmith:
Resignation for good reason/involuntary termination without cause	175,000	(1)	—	—	175,000
Resignation/termination related to change in control	657,233	(2)	4,431	690,183	1,351,847

Kevin S. Royal (5)	—		—	—	—

Kevin T. Biggs:
Resignation for good reason/involuntary termination without cause	150,000	(1)	—	—	150,000
Resignation/termination related to change in control	668,156	(3)	—	502,103	1,170,259
Change in control (6)	—		—	251,052	251,052

Betsy E. Bayha:
Resignation for good reason/involuntary termination without cause	147,500	(1)	—	—	147,500
Resignation/termination related to change in control	351,202	(3)	—	215,475	566,677

David A. de Simone:
Resignation for good reason/involuntary termination without cause	162,500	(1)	—	—	162,500
Resignation/termination related to change in control	391,906	(3)	2,625	526,077	920,608

(1)	The Company’s Executive Separation Policy provides for severance equal to six months base salary if an executive resigns for good reason or is terminated without cause.
(2)	For the Company’s CEO, the severance payment is equal to 150% of annual base salary and 100% of the CEO’s annual target incentive compensation (consisting of amounts payable under the Company’s Profit Sharing Plan at target). This agreement also provides for the reimbursement of COBRA premiums for an 18 month period.
(3)	For the Company’s executive officers, other than the CEO, the severance payment is equal to 100% of annual base salary and 50% of the employee’s annual target incentive compensation (consisting of amounts paid under the Company’s Profit Sharing Plan at target or, for sales employees, amounts payable under the executive’s sales compensation plan at target). These agreements also provide for the reimbursement of COBRA premiums for a 12 month period.
(4)	The NASDAQ closing price of the Common Stock on April 30, 2009 was $13.26, which was used as the value of the Common Stock in the table. The value of the vesting acceleration was calculated by multiplying the number of unvested options and unvested restricted shares on April 30, 2009, by the spread between the NASDAQ closing price of the Common Stock on April 30, 2009 and the exercise price for such unvested option or unvested shares.
(5)	Mr. Royal’s employment with the Company terminated on April 10, 2009.
(6)	Mr. Biggs and the Company entered into a written agreement in connection with the commencement of his employment, which provides that 50% of the shares under the stock option granted to him in April 2007 and 50% of the restricted shares awarded to him in April 2007 will vest in the event of a change in control.

Change in Control Severance Agreements

Effective May 1, 2009, the Compensation Committee approved an Executive Change in Control Severance Agreement to be entered into with each of Messrs. Biggs and de Simone and Ms. Bayha, as well as certain other members of the Company’s management team, and a CEO Change in Control Severance Agreement (individually and collectively, a “Change in Control Agreement”). The forms of Change in Control Agreements were amended and restated in August 2009 to provide that the incentive compensation component paid to the executive would be based on target incentive compensation in order to make the estimated payments more predictable.

The benefits payable to the executives under the Change in Control Agreement shall not be duplicative of any benefits available under the Executive Separation Policy, the Company’s equity award plans and applicable law.

Pursuant to the Change in Control Agreements, a change in control is deemed to occur upon (i) the consummation of a merger or consolidation of the Company with or into any other entity (other than with any entity or group in which the executive has not less than a 5% beneficial interest) pursuant to which the holders of outstanding equity of the Company immediately prior to such merger or consolidation hold directly or indirectly 50% or less of the voting power of the equity securities of the surviving entity; (ii) the sale or other disposition of all or substantially all of the Company’s assets (other than to any entity or group in which executive has not less than a 5% beneficial interest); (iii) any acquisition by any person or persons (other than any entity or group in which the executive has not less than a 5% beneficial interest) of the beneficial ownership of more than 50% of the voting power of the Company’s equity securities in a single transaction or series of related transactions; or (iv) if during any period of 12 consecutive months, individuals who at the beginning of any such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Company’s stockholders, of each director of the Company first elected during such period was approved or recommended by at least a majority of the directors then still in office who were directors of the Company at the beginning of any such period and any such newly approved directors.

The Change in Control Agreements provide that if an executive’s employment is terminated without cause or if the executive terminates his or her employment for good reason within 18 months after or 2 months before a change in control, the executive shall receive change in control severance benefits. Executives other than the CEO will receive the following change in control severance benefits: (i) a lump sum cash payment equal to the sum of (A) executive’s then-existing annual base salary and (B) 50% of the executive’s annual target incentive compensation under the employee’s then existing incentive compensation plan (e.g., as of May 1, 2009, the Company’s profit sharing plan or, with respect to sales executives, the approved sales compensation plan); (ii) full acceleration of vesting on all unvested and outstanding equity awards in accordance with the terms of the applicable equity compensation plan and award agreements; and (iii) payment of COBRA premiums until the earlier of (A) 12 months following the termination date or (B) the date the executive becomes eligible for coverage from a subsequent employer. Mr. NeSmith’s change in control severance benefits consist of: (i) a lump sum cash payment equal to the sum of (A) 150% of Mr. NeSmith’s then-existing annual base salary and (B) the annual target incentive compensation under Mr. NeSmith’s then existing incentive compensation plan (e.g., as of May 1, 2009, the Company’s profit sharing plan); (ii) full acceleration of vesting on all unvested and outstanding equity awards in accordance with the terms of the applicable equity compensation plan and award agreements; and (iii) payment of COBRA premiums until the earlier of (A) 18 months following the termination date or (B) the date the executive becomes eligible for coverage from a subsequent employer.

In order to receive the change in control severance benefits, the executive must sign a general release of claims and comply with certain post termination confidential and non-disclosure obligations.

In the event that any change in control severance benefits payable to an executive pursuant to his or her Change in Control Agreement constitute a “parachute payment” within the meaning of Section 280G of the Code or would be subject to the excise tax imposed by Section 4999 of the Code, then the executive’s benefits shall be either delivered in full or delivered as to such lesser extent that would result in no portion of such benefits being subject to such tax provisions, whichever of the foregoing amounts results in the receipt by the executive of the greatest amount of benefits on an after-tax basis. The executive is solely responsible for the payment of any taxes due as a result of a parachute payment, and the Company will not “gross up” the amount paid to cover taxes.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2009 were Ms. Mills, Mr. Geeslin and Dr. Howes. Ms. Mills was appointed to the Compensation Committee on January 5, 2009. None of Ms. Mills, Dr. Howes nor Mr. Geeslin was at any time an officer or employee of the Company. None of the Company’s executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Compensation of Directors

Prior to fiscal 2009, the Company’s non-employee members of the Board of Directors were compensated for their services solely by awards of stock options. For fiscal 2009, the Compensation Committee reviewed director compensation with the assistance of its compensation consultant, Radford, and recommended a new compensation program for non-employee members of the Board of Directors, which was subsequently approved by the Board of Directors. The purpose of the revisions was to provide a mix of cash and equity compensation that was better aligned with the practices of similar companies and would attract qualified candidates to serve on the Board of Directors. The compensation program is intended to more highly compensate those roles that place greater demands on directors. Cash compensation is paid quarterly in arrears in the form of a retainer. No meeting fees are paid.

For fiscal 2009, director compensation included the payment of cash compensation to each non-employee member of the Board of Directors, as follows:

Annual Board Member Retainer	$24,000
Annual Chairman of the Board Retainer	$10,000
Annual Retainer for Committee Chairmen
Audit Committee	$35,000
Compensation Committee	$10,000
Nominating/Corporate Governance Committee	$5,000
Annual Committee Member Retainer
Audit Committee	$10,000
Compensation Committee	$8,000
Nominating/Corporate Governance Committee	$5,000

A retainer for Committee membership is only paid if an individual does not serve as Chairman of that Committee.

For fiscal 2009, the Company’s director compensation program provided for the following option grants:

•	An individual who joins the Board of Directors is granted an option to purchase 15,000 shares of Common Stock on the date he or she first joins.

•

Upon the conclusion of each regular annual meeting of the Company’s stockholders, each incumbent director that will continue to serve on the Board of Directors is granted an option to purchase 8,000 shares of Common Stock.

•

Upon the conclusion of each regular annual meeting of the Company’s stockholders, and in addition to the award for service as a director, each director who will serve as a member of the Audit Committee (but not as the Chairman) is granted an option to purchase 1,000 shares of Common Stock and each director who will serve as Chairman of the Audit Committee is granted an option to purchase 2,000 shares of Common Stock.

•	No annual award is granted to an individual that has received an award for commencement of service on the Board during that calendar year.

•	Each stock option vests in four equal annual installments following the date of grant.

DIRECTOR COMPENSATION—Fiscal 2009

The following table provides information on the compensation awarded to, earned by, or paid to each person who served as a director during fiscal 2009, other than Mr. NeSmith, who also served as an executive officer.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
James A. Barth	64,000	260,353	324,353
Keith Geeslin	34,000	114,526	148,526
David W. Hanna	40,028	142,614	182,642
Timothy A. Howes	48,515	183,813	232,328
Carol G. Mills (2)	10,348	5,943	16,291
James R. Tolonen (3)	32,153	47,094	79,247

(1)	The amounts in this column represent the dollar amount recognized by the Company for financial statement reporting purposes with respect to all options held by each director during fiscal 2009 in accordance with SFAS 123(R), with the exception that any estimate of forfeitures related to service-based vesting has been disregarded. See Note 8 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed on June 22, 2009 for a discussion of all assumptions made by the Company in determining the SFAS 123(R) values of its equity awards. For information on the valuation assumptions for grants made prior to fiscal 2006, see the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the respective fiscal year.

(2)	Ms. Mills joined the Board of Directors on January 5, 2009.
(3)	Mr. Tolonen joined the Board of Directors on May 21, 2008.

The following table provides additional information on each of the options awarded to the Company’s non-employee directors in fiscal 2009, as well as the options held by the non-employee directors at the end of fiscal 2009.

Name	Grant Date	Option Awards Granted During Fiscal Year 2009 (#)	Grant Date Fair Value ($)(1)	Outstanding Option Awards At April 30, 2009 (#)
James A. Barth	10/2/08	10,000	72,482	112,000
Keith Geeslin	10/2/08	8,000	57,986	44,000
David W. Hanna	10/2/08	8,000	57,986	122,500
Timothy A. Howes	10/2/08	9,000	65,234	55,000
Carol G. Mills	1/5/09	15,000	75,504	15,000
James R. Tolonen	5/21/08	15,000	200,015	15,000

(1)	The amounts in this column represent the grant date fair value determined in accordance with SFAS 123(R), with the exception that any estimate of forfeitures related to service-based vesting has been disregarded. See Note 8 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed on June 22, 2009 for a discussion of all assumptions made by the Company in determining the grant date fair value of its equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of April 30, 2009 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans, plus certain non-stockholder approved plans and awards assumed by us in connection with the Company’s acquisition of Packeteer.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	6,118,541	(3)	$23.20	(3)	2,695,758	(4)
Equity compensation plans not approved by security holders (2)	1,899,502		$30.64		—

Total	8,018,043		$21.96		2,695,758

(1)	Consists of options outstanding under the 1999 Stock Incentive Plan and 1999 Director Option Plan (“Prior Plans”), options granted and shares available under the 2007 Plan and shares available under the ESPP. No future grants may be made under the Prior Plans. Each January 31, the number of shares under the ESPP automatically increases by 200,000 shares, or such lesser number of shares as the Board of Directors may determine. During fiscal 2009, 200,000 shares were added to the ESPP.
(2)	Consists of:
(i)	Equity awards outstanding under the 2000 Supplemental Stock Option Plan (the “Supplemental Plan”), which was implemented by the Board of Directors on February 15, 2000, and the 2007 New Employee Plan (“New Employee Plan”), which was implemented by the Board of Directors on June 12, 2007. These plans were terminated upon stockholder approval of the 2007 Plan, on October 2, 2007.

(ii)	Equity awards assumed by the Company in business combinations, including those assumed in the acquisition of Packeteer. No additional awards were granted under the plans that originally issued these awards, except that the Company issued equity awards to former employees of Packeteer under the Packeteer, Inc. 1999 Stock Incentive Plan (the “Packeteer Plan”) during fiscal 2009. The Packeteer Plan terminated in May 2009 and no additional shares of Common Stock can be granted under that plan.
(3)	Excludes purchase rights accrued under the ESPP.
(4)	Includes shares available for future issuance under the ESPP. As of April 30, 2009, there were 940,671 shares of Common Stock available for future issuance under the ESPP and 1,755,087 shares of Common Stock available for future awards under the 2007 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 31, 2009, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, (ii) each of the Company’s directors as of that date, (iii) each of the executive officers named in the Summary Compensation Table below, and (iv) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule13d-3 under the Securities Exchange Act of 1934. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or upon conversion of convertible debt into Common Stock) within sixty (60) days of that date. Shares issuable pursuant to the (i) exercise of stock options and warrants exercisable within sixty (60) days of July 31, 2009, and (ii) conversion of convertible debt convertible within sixty (60) days of July 31, 2009, are deemed outstanding for purposes of computing the percentage of the person holding the options, warrants or convertible debt, but are not outstanding for purposes of computing the percentage of any other person. As a result, the percentage ownership of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

	Shares Beneficially Owned as of July 31, 2009 (1)
	Common Stock
Name of Beneficial Owner	No. of Shares	Percentage of Class
5% shareholders:
T. Rowe Price Associates, Inc. (2).	4,551,840	11.4%
Barclays Global Investors NA (California) (3)	2,544,796	6.4%
Manchester Securities Corp. (4)	2,119,460	5.0%
Entities affiliated with Francisco Partners II, LP (5)	2,119,460	5.0%
Directors and Executive Officers:
Brian M. NeSmith (6)	821,943	2.1%
Kevin T. Biggs (7)	106,285	*
David A. de Simone (8)	272,655	*
Kevin S. Royal	24,244	*
Betsy E. Bayha (9)	86,121	*
James A. Barth (10)	106,000	*
Keith Geeslin(5)	2,150,460	5.1%
David W. Hanna (11)	451,586	1.1%
Timothy A. Howes (12)	57,000	*
Carol G. Mills	1,000	*
James R. Tolonen (13)	9,250	*
All current directors and executive officers as a group (12 persons) (14)	4,136,179	9.7%

*	Less than 1% of the outstanding shares of Common Stock.
(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each of the persons named in the table has, to the Company’s knowledge, sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person. Unless otherwise indicated, the address of each individual listed in the table is c/o Blue Coat Systems, Inc., 420 North Mary Avenue, Sunnyvale, California 94085. The percentage of beneficial ownership is based on 39,917,493 shares of Common Stock outstanding as of July 31, 2009.
(2)	Based on a Schedule 13F filed with the SEC on March 31, 2009. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.
(3)	Based on a Schedule 13F filed with the SEC on June 30, 2009. The address of Barclays Global Investors NA (California) is 45 Fremont Street, San Francisco, CA 94105-2228.
(4)

Includes 1,926,782 shares of Common Stock into which Zero Coupon Convertible Senior Notes due 2013 may be converted within 60 days of July 31, 2009, and 192,678 shares of Common Stock covered by Warrants to purchase Common Stock which may be exercised within 60 days of July 31, 2009, each held by Manchester Securities Corp. The address of Manchester Securities Corp. is 712 Fifth Avenue, 36 th Floor, New York, NY 10019.

(5)	Includes 1,900,674 shares of Common Stock into which Zero Coupon Convertible Senior Notes due 2013 may be converted within 60 days of July 31, 2009, and 190,067 shares of Common Stock covered by Warrants to purchase Common Stock which may be exercised within 60 days of July 31, 2009, each held by Francisco Partners II, L.P. Also includes 26,108 shares of Common Stock into which Zero Coupon Convertible Senior Notes due 2013 may be converted within 60 days of July 31, 2009, and 2,611 shares of Common Stock covered by Warrants to purchase Common Stock which may be exercised within 60 days of July 31, 2009, each held by Francisco Partners Parallel Fund II, L.P. Keith Geeslin is a Partner of Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. Mr. Geeslin disclaims beneficial ownership of the shares held by these entities, except to the extent of his economic interest in the funds. The number of shares of Common Stock held by Mr. Geeslin also includes 31,000 shares subject to options that are exercisable within 60 days of July 31, 2009. The address of Francisco Partners is One Letterman Drive, Building C, Suite 410, San Francisco, CA 94111.
(6)	Includes 120,162 shares subject to options that are exercisable within 60 days of July 31, 2009 and 37,181 restricted shares subject to forfeiture, and 470,000 shares held by the Brian M. and Nancy J. NeSmith Family Trust, 100,000 shares held by the 2009 Brian M. NeSmith Grantor Retained Annuity Trust and 100,000 shares held by the 2009 Nancy J. NeSmith Grantor Retained Annuity Trust.
(7)	Includes 54,090 shares subject to options that are exercisable within 60 days of July 31, 2009 and 31,935 restricted shares subject to forfeiture, 500 shares held by Mr. Kevin T. Biggs C/F Olivia G. Biggs UTMA/CA and 500 shares held by Mr. Kevin T. Biggs C/F Garrett T. Biggs UTMA/CA.
(8)	Includes 222,345 shares subject to options that are exercisable within 60 days of July 31, 2009 and 16,451 restricted shares subject to forfeiture.
(9)	Includes 66,744 shares subject to options that are exercisable within 60 days of July 31, 2009 and 13,495 restricted shares subject to forfeiture.
(10)	Includes 102,000 shares subject to options that are exercisable within 60 days of July 31, 2009.
(11)	Includes 114,500 shares subject to options that are exercisable within 60 days of July 31, 2009. Also includes 311,284 shares held by the David W. Hanna Trust and 25,802 shares held by Mr. Hanna’s spouse. Mr. Hanna disclaims beneficial ownership of the shares held by others, except to the extent of his economic interest therein.
(12)	Includes 41,000 shares subject to options that are exercisable within 60 days of July 31, 2009.
(13)	Includes 3,750 shares subject to options that are exercisable within 60 days of July 31, 2009 and 5,500 shares held by the James R. and Ginger Tolonen Trust.
(14)	Includes 795,920 shares subject to options that are exercisable within 60 days of July 31, 2009 and 106,611 restricted shares subject to forfeiture. Also, includes 1,900,674 shares of Common Stock into which Zero Coupon Convertible Senior Notes due 2013 may be converted within 60 days of July 31, 2009, and 190,067 shares of Common Stock covered by Warrants to purchase Common Stock which may be exercised within 60 days of July 31, 2009, each held by Francisco Partners II, L.P. Also includes 26,108 shares of Common Stock into which Zero Coupon Convertible Senior Notes due 2013 may be converted within 60 days of July 31, 2009, and 2,611 shares of Common Stock covered by Warrants to purchase Common Stock which may be exercised within 60 days of July 31, 2009, each held by Francisco Partners Parallel Fund II, L.P. Keith Geeslin is a Partner of Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. Mr. Geeslin disclaims beneficial ownership of the shares held by these entities, except to the extent of his economic interest in the funds.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Approval of Related Party Transactions

The Board of Directors has adopted a formal written policy governing the review and approval of related person transactions, which is posted under the heading “Corporate Governance” of the Investor Relations section of the Company’s website at http://www.bluecoat.com/aboutus/investor_relations. For purposes of this policy, consistent with the NASDAQ Marketplace Rules, the terms “related person” and “transaction” are as defined in Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended. The policy provides that each director, director nominee and executive officer shall promptly notify the Corporate Secretary of any transaction involving the Company and a related person. Such transaction will be presented to and reviewed by the Audit Committee for approval, ratification or such other action as may be appropriate. On an annual basis, the Audit Committee shall review any previously approved related party transaction that is continuing, as well as any related party transaction disclosed in response to the Company’s annual directors and officers’ questionnaire. The policy itself is annually reviewed and was last reviewed in August 2009.

Indemnification Obligations

The Company’s Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company’s bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has also entered into indemnification agreements with each of its executive officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company amended and restated its standard form of indemnification agreement for directors and executive officers in August 2007. As of August 20, 2009, each of the Company’s current directors and executive officers, with the exception of Michael J. Gennaro, interim Chief Financial Officer, has executed an agreement in that form. The Company has agreed to indemnify FLG Partners, LLC, the employer of Mr. Gennaro, with respect to certain claims arising from Mr. Gennaro’s services for the Company.

The Company has and expects to have indemnification obligations to certain current and former officers and directors in connection with matters relating to the Stock Option Investigation.

Transactions with Francisco Partners

The Company has engaged in certain financing transactions with entities affiliated with Francisco Partners. Keith Geeslin has been a Partner of Francisco Partners since January 2004.

On June 22, 2006, the Company sold an aggregate of $42,060,000 in equity securities to entities affiliated with Francisco Partners and entities affiliated with Sequoia Capital in the Series A Financing. The Series A Financing consisted of 42,060 shares of Series A Preferred Stock priced at $1,000.00 per share. Entities affiliated with Francisco Partners purchased $25,236,000 of Series A Preferred Stock in the financing and entities affiliated with Sequoia Capital purchased $16,824,000 of Series A Preferred Stock in the financing. In connection with the sale of the shares of Series A Preferred Stock, the Company also entered into an Investors’ Rights Agreement with entities affiliated with Francisco Partners, entities affiliated with Sequoia Capital and Network Appliance, Inc. Entities affiliated with Francisco Partners, entities affiliated with Sequoia Capital and the Company entered into a Voting Agreement pursuant to which Francisco Partners and Sequoia Capital agree to vote their shares in the case of an election of the director to be elected by the holders of Series A Preferred Stock. On June 22, 2006, in connection with the Series A Financing, the Company appointed Keith Geeslin to the Company’s Board of Directors, and on April 30, 2007, the Series A Investors, voting as a separate class, re-elected Mr. Geeslin to the Board. At the fiscal 2007 Annual Meeting, the Series A Investors no longer had the right to vote as a separate class to elect a director, but did have the right to designate a nominee that was reasonably acceptable to the Board of Directors. Mr. Geeslin was designated as the Series A director nominee for election at the fiscal 2007 Annual Meeting, and was nominated for election by the Board of Directors. He was thereafter elected to the Board of Directors by the Company’s stockholders.

On June 2, 2008, pursuant to a Note Purchase Agreement, dated April 20, 2008, the Company issued $80 million aggregate principal amount of its Zero Coupon Convertible Senior Notes due 2013 (the “Notes”) and warrants to purchase an aggregate of 385,356 shares of Common Stock of the Company at an exercise price of $20.76 (the “Warrants”) to entities affiliated with Francisco Partners and to Manchester Securities Corp. in a private placement. The Notes are initially convertible into 3,853,564 shares of Common Stock at the holders’ option at any time prior to maturity at the initial conversion price of $20.76. The Notes do not bear interest. On June 2, 2008, pursuant to the Note Purchase Agreement, the Company also entered into a Registration Rights Agreement, containing customary terms and conditions providing for the registration of the Common Stock underlying the Notes and Warrants issued to the entities affiliated with Francisco Partners. The Company used the $80 million proceeds from the private placement to help fund its acquisition of Packeteer.

Director Independence

The Company’s Board of Directors has reviewed the criteria for determining the independence of the Company’s directors under NASDAQ Rule 4200, Item 407(a) of Regulation S-K and the Company’s Corporate Governance Guidelines. It has affirmatively determined that each of Messrs. Barth, Geeslin, Hanna and Tolonen, Ms. Mills and Dr. Howes is independent under such criteria. Accordingly, during fiscal 2009 and continuing through the date of this Annual Form on 10-K/A, the Company’s Board of Directors has been comprised of a substantial majority of directors who qualify as independent directors under the rules adopted by the SEC and NASDAQ, as supplemented by the Company’s Corporate Governance Guidelines.

In considering the independence of the Company’s directors, the Board of Directors specifically addressed those matters disclosed in “Certain Relationships and Related Transactions,” above. Except as disclosed in that section, there were no specific transactions, relationships or arrangements that were considered by the Board of Directors in determining the independence of any of the Company’s directors.

Item 14. Principal Accounting Fees and Services

Audit, Audit-Related and Tax Fees

Aggregate fees for professional services rendered for the Company by Ernst & Young for the fiscal years ended April 30, 2009 and 2008, were:

	April 30,
	2009	2008
Audit Fees	$2,264,627	$1,747,339
Audit-Related Fees	564,440	29,095
Tax Fees	193,629	10,926

TOTAL	$3,022,696	$1,787,360

Audit fees for the fiscal years ended April 30, 2009 and 2008 were for professional services rendered for the annual audit of the Company’s consolidated financial statements, including the audit of the Company’s internal control over financial reporting, the reviews of the Company’s quarterly reports on Form 10-Q, statutory audits required in international locations, and consents. Audit-Related Fees for the fiscal year ended April 30, 2009 were for audit activity in connection with the Company’s acquisition of Packeteer, which was completed on June 6, 2008; and audit activity related to the registration statement filed on Form S-3, which was completed in association with the registration of common shares related to the issuance of the Company’s zero coupon senior convertible notes and associated warrants in a private placement on June 2, 2008. Audit-Related Fees for the fiscal year ended April 30, 2008 were for audit activity in connection with the Company’s acquisition of Packeteer; the Company’s Fiscal 2007 Tender Offer to the Company’s employees that had been granted stock options with an exercise price less than fair market value when awarded; and the Company’s response to an SEC comment letter, dated February 20, 2008. Tax fees for the fiscal years ended April 30, 2009 were for services related to tax compliance and tax consulting services. Tax fees for the fiscal years ended April 30, 2008 were for services related to tax compliance.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted pre-approval policies and procedures for audit and non-audit services. All audit, audit-related, tax and permissible non-audit services are approved in advance by the Audit Committee to assure they do not impair the independence of the Company’s independent registered public accountant. When considered necessary, management prepares an estimate of fees for the service and submits the estimate to the Audit Committee for its review and pre-approval. Any modifications to the estimates will be submitted to the Audit Committee for pre-approval at the next regularly scheduled Audit Committee meeting, or if action is required sooner, to the Chairman of the Audit Committee. All fees paid to the Company’s independent registered public accounting firm during fiscal 2008 and fiscal 2009 were in accordance with this pre-approval policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE COAT SYSTEMS, INC.
(Registrant)

August 26, 2009	By:	/s/ BRIAN M. NESMITH
Brian M. NeSmith
President, Chief Executive Officer and Director (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian M. NeSmith, President, Chief Executive Officer and Director, and Betsy E. Bayha, Senior Vice President, General Counsel and Secretary, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRIAN M. NESMITH Brian M. NeSmith	President, Chief Executive Officer and Director (Principal Executive Officer)	August 26, 2009

/s/ MICHAEL J. GENNARO Michael J. Gennaro	Principal Financial and Accounting Officer	August 26, 2009

/s/ DAVID W. HANNA David W. Hanna	Chairman of the Board	August 25, 2009

/s/ JAMES A. BARTH James A. Barth	Director	August 25, 2009

/s/ KEITH B. GEESLIN Keith B. Geeslin	Director	August 23, 2009

/s/ TIMOTHY A. HOWES Timothy A. Howes	Director	August 25, 2009

James R. Tolonen	Director	August , 2009

/s/ CAROL G. MILLS Carol G. Mills	Director	August 25, 2009

EXHIBITS

Number	Description
31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.