Form 10-Q
period 2009-07-31
BLUE COAT SYSTEMS INC
filed 2009-09-02
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

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

There were 39,962,286 shares of the registrant’s Common Stock, par value $0.0001, issued and outstanding as of August 31, 2009.

FORWARD-LOOKING STATEMENTS

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

PART I: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	July 31, 2009	April 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,735	$114,163
Accounts receivable, net of allowance of $1,461 and $1,420 as of July 31, 2009 and April 30, 2009 respectively	80,541	77,161
Inventory	7,187	5,700
Prepaid expenses and other current assets	13,533	13,113
Current portion of deferred income tax assets	7,941	7,941

Total current assets	230,937	218,078
Property and equipment, net	35,322	34,955
Restricted cash	962	850
Goodwill	238,082	238,466
Identifiable intangible assets, net	45,605	48,774
Non-current portion of deferred income tax assets	19,412	19,412
Other assets	3,351	1,758

Total assets	$573,671	$562,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	22,936	24,105
Accrued payroll and related benefits	18,178	18,374
Deferred revenue	96,560	96,656
Other accrued liabilities	9,564	12,299

Total current liabilities	147,238	151,434
Deferred revenue, less current portion	38,146	33,923
Deferred rent, less current portion	5,805	5,703
Long-term income taxes payable	13,337	12,677
Other non-current liabilities	414	600
Zero Coupon Convertible Senior Notes, due in 2013	76,571	76,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 39,917 and 39,713 shares issued and outstanding at July 31, 2009 and April 30, 2009, respectively	2	2
Additional paid-in capital	1,175,235	1,168,106
Treasury stock, at cost; 364 and 330 shares held at July 31, 2009 and April 30, 2009, respectively	(2,203)	(1,629)
Accumulated deficit	(880,874)	(884,870)

Total stockholders’ equity	292,160	281,609

Total liabilities and stockholders’ equity	$573,671	$562,293

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2009	2008
Net revenue:
Product	$73,692	$73,929
Service	42,297	28,574

Total net revenue	115,989	102,503
Cost of net revenue:
Product	19,483	22,114
Service	12,037	9,953

Total cost of net revenue	31,520	32,067
Gross profit	84,469	70,436
Operating expenses:
Sales and marketing	45,576	43,648
Research and development	19,836	18,187
General and administrative	12,716	11,033
Amortization of intangible assets	1,821	1,162
Restructuring	—	1,546

Total operating expenses	79,949	75,576

Operating income (loss)	4,520	(5,140)
Interest income	101	502
Interest expense	(228)	(157)
Other income (expense), net	(16)	(187)

Income (loss) before income taxes	4,377	(4,982)
Provision for income taxes	381	853

Net income (loss)	3,996	$(5,835)

Net income (loss) per share:
Basic	$0.09	$(0.15)

Diluted	$0.09	$(0.15)

Weighted average shares used in computing net income (loss) per share:
Basic	43,193	38,016

Diluted	44,594	38,016

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended July 31,
	2009	2008
Operating Activities
Net income (loss)	$3,996	$(5,835)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,192	2,256
Amortization	3,229	2,128
Stock-based compensation	4,811	4,249
Accretion of warrants and issuance costs related to convertible senior notes	224	149
Stock-based compensation related to restructuring	—	88
Tax benefit (expense) of stock option deduction	—	(216)
Excess tax benefit from stock-based compensation	—	90
Loss on disposition of equipment	319	3
Changes in operating assets and liabilities:
Accounts receivable, net	(3,380)	(2,063)
Inventory	(1,487)	5,080
Prepaid expenses and other current assets	(420)	604
Other assets	(902)	230
Accounts payable	(1,169)	(3,381)
Accrued payroll and related benefits	(196)	(3,047)
Accrued restructuring	(101)	590
Other accrued liabilities	(1,770)	(8,327)
Deferred rent	96	(119)
Deferred income taxes	—	(392)
Deferred revenue	4,127	10,004

Net cash provided by operating activities	10,569	2,091
Investing Activities
Purchases of property and equipment	(3,878)	(3,317)
Restricted cash	(112)	—
Proceeds from sale and maturities of investment securities	—	1,205
Purchase of intangible assets	(751)	—
Acquisitions, net of cash acquired and prior year’s investment	—	(165,530)

Net cash used in investing activities	(4,741)	(167,642)
Financing Activities
Net proceeds from issuance of common stock	1,744	456
Excess tax benefit from stock-based compensation	—	(90)
Net proceeds from issuance of convertible senior notes	—	79,667

Net cash provided by financing activities	1,744	80,033

Net increase (decrease) in cash and cash equivalents	7,572	(85,518)
Cash and cash equivalents at beginning of period	114,163	160,974

Cash and cash equivalents at end of period	$121,735	$75,456

Supplemental schedule of non-cash investing and financing activities
Cash paid for income taxes, net of refunds	$638	$4,931
Cash paid for interest	$4	$8

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Blue Coat Systems, Inc. and our subsidiaries, all of which are wholly owned. All inter-company balances and transactions have been eliminated. We record all acquisitions using the purchase method of accounting and, accordingly, include the acquired company’s results of operations in our consolidated results from the date of each acquisition. The consolidated financial statements include the accounts and operating results of Packeteer, Inc. (“Packeteer”) beginning June 6, 2008. In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated balance sheet as of April 30, 2009 is derived from the April 30, 2009 audited consolidated financial statements.

The functional currency of our domestic and foreign operations is the U.S. dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition and results of operations from local currencies into the functional currency, are included in other income (expense) in the accompanying condensed consolidated statements of operations.

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with our fiscal 2009 audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended April 30, 2009, as filed with the Securities and Exchange Commission (SEC) on June 22, 2009.

We evaluated subsequent events through the time of filing on September 2, 2009, the date the accompanying condensed consolidated financial statements were issued.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period’s presentation. Such reclassifications did not affect net revenues, operating income or net income.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results may differ from these estimates, and such differences could be material to our consolidated financial condition and results of operations.

Restricted Cash

Restricted cash is comprised of $1.0 million in cash and cash equivalents pledged as collateral for two separate irrevocable letters of credit. These letters of credit currently expire in February and May 2010, respectively. The larger letter of credit, which is required by the terms of the lease of our corporate headquarters, is secured by deposits and provides for automatic annual extensions, without amendment, on each successive expiration date, but no later than the lease expiration of November 30, 2015. The second letter of credit, which relates to an insurance policy, is secured by deposits and provides for automatic extension, without amendment, for one year following the date of expiration. The deposits securing these letters of credit are classified as restricted cash in the accompanying condensed consolidated balance sheets as of July 31, 2009 and April 30, 2009, respectively.

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate securities, U.S. government agency discount notes and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. Such deposits may be in excess of insured limits. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents in our condensed consolidated balance sheets at July 31, 2009 and April 30, 2009. We believe the financial risks associated with these financial instruments are not material, and have not experienced material losses from our investments in these instruments.

Generally, we do not require collateral for sales to customers. However, we perform on-going credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. During the three months ended July 31, 2009, no single customer accounted for more than 10.0% of our net revenue. During the three months ended July 31, 2008, Arrow Enterprise Computing Solutions, Inc. (formerly, Alternative Data Technology, Inc.), a channel partner customer, accounted for 10.2% of our net revenue. As of July 31, 2009, no single customer accounted for more than 10.0% of our gross accounts receivable balance. As of April 30, 2009, Arrow Enterprise Computing Solutions, Inc. accounted for 12.4% of our gross accounts receivable balance.

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

Supply Chain Liabilities and Valuation of Inventory

We outsource most of our manufacturing, product fulfillment, repair, and supply chain management operations to contract manufacturers and a third party logistics provider, and a significant portion of our cost of net revenue is a result of this activity. Our contract manufacturers procure components and manufacture our products based on demand forecasts that we prepare. These forecasts are based on estimates of future product demand and are adjusted for overall market conditions. If the actual product demand is significantly lower than forecasted, we may be required to write down our inventory or accrue for excess supply chain liability, which could have an adverse impact on our gross margins and profitability.

Inventory consists of raw materials and finished goods. Inventory is recorded at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventory, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions.

In connection with our acquisition of Packeteer during fiscal 2009, we recorded inventory purchased as part of the acquisition at its approximate fair value, equal to its estimated selling prices less the sum of the costs of disposal and a reasonable profit allowance for the selling effort. This resulted in a $20.3 million write-up of acquired inventory from its carrying value prior to the acquisition, of which approximately $1.5 million remains in inventory at July 31, 2009 and is expected to be sold by the end of the third quarter of fiscal 2010.

Inventory, net, consisted of the following:

	July 31, 2009	April 30, 2009
	(in thousands)
Raw materials	$3,428	$2,389
Finished goods	3,759	3,311

Total	$7,187	$5,700

Guarantees, Indemnifications and Warranty Obligations

Our customer agreements generally include certain provisions for indemnifying such customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification provisions and we have not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

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

We accrue for warranty expenses in our cost of net revenue at the time revenue is recognized and maintain an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. If actual warranty expenses are greater than those projected, additional charges against earnings would be required. If actual warranty expenses are less than projected, our obligations would be reduced, providing a positive impact on our reported results. We generally provide a one-year warranty on hardware products.

Changes in our warranty obligations, which are included in other accrued liabilities in our condensed consolidated balance sheet for the three months ended July 31, 2009, were as follows (in thousands):

Warranty obligation at April 30, 2009	$876
Warranties issued during the period	653
Settlements made during the period	(665)
Change in estimate of warranty obligation	(211)

Ending balance	$653

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, which is required to either be the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted SFAS 165 on May 1, 2009 for the period ended July 31, 2009. The implementation of this standard did not have a material impact on our reporting of subsequent events either through recognition or disclosure.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 superseded FSP FAS 157-3 by clarifying when the volume and level of activity for the asset or liability have significantly decreased and included guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted FSP FAS 157-4 on May 1, 2009 for the period ended July 31, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2 and 124-2”). This FSP changes the method for determining whether an other-than-temporary impairment exists for debt securities and will change the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will assess the likelihood of selling the security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery. FSP FAS 115-2 and 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP FAS 115-2 and 124-2 on May 1, 2009 for the period ended July 31, 2009. The implementation of these standards did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP requires that certain fair value disclosures be made quarterly, rather than annually, to provide users of financial statements with more timely information about the effects of current market conditions on the issuer’s financial instruments. The FSP requires disclosure in interim financial statements of the fair value of all financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 on May 1, 2009 for the period ended July 31, 2009. The implementation of these standards did not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). A defensive intangible asset is an intangible asset acquired in a business combination that the acquirer does not intend to use, but will maintain in order to prevent others from using it. EITF 08-7 clarifies that a defensive intangible asset must be recognized at its fair value as a separate unit of accounting and that the useful life of the asset is the period of time over which others are prevented from using it. EITF 08-7 is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively. We adopted EITF 08-7 on May 1, 2009. The nature and magnitude of the specific impact will depend upon the nature and value of the defensive assets that we may acquire in acquisitions subsequent to adoption.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF 07-5 on May 1, 2009. The embedded feature to our convertible senior notes is considered indexed to our own stock within the definition of EITF 07-5; however, the adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have made awards of restricted stock that contain non-forfeitable rights to dividends and those restricted shares are considered participating securities upon adoption of FSP EITF 03-6-1, which is effective for fiscal years beginning after December 15, 2008 on a retrospective basis. We adopted FSP EITF 03-6-1 on May 1, 2009. The adoption did not have a material impact on our calculation of earnings per share.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 will require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and is required to be applied retrospectively to all periods presented. We adopted FSP APB 14-1 on May 1, 2009. The adoption did not have a material impact on our consolidated financial statements as we had no such qualifying convertible debt instruments.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. We adopted FSP FAS 142-3 on May 1, 2009. The impact will depend upon the nature, terms, and size of the acquisitions we consummate.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FSP 157-2 was issued, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year, for items within its scope. We adopted FSP 157-2 on May 1, 2009. Our adoption of SFAS 157 did not materially impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to better evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and applies prospectively. SFAS 141(R) will impact our consolidated financial statements with respect to future acquisitions. We adopted SFAS 141(R) on May 1, 2009. Accordingly, we will apply these new provisions prospectively to any business combinations that are consummated after adoption. The impact will depend upon the nature, terms, and size of the acquisitions we consummate.

In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination, which arises from a contingency, provided the fair value of the asset or liability on the date of acquisition can be determined. It will be effective for assets or liabilities arising from contingencies that are acquired or assumed in business combinations that occur following the start of the issuer’s first fiscal year that begins on or after December 15, 2008. We adopted FSP FAS 141(R)-1 on May 1, 2009. Accordingly, we will apply these new provisions prospectively to business combinations that are consummated after adoption. The impact will depend upon the nature, terms, and size of the acquisitions we consummate.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS 160 on May 1, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

Note 2. Per Share Amounts

Our Convertible Senior Notes are participating securities whereby the holder would participate equally in any future dividends and in undistributed earnings with common stockholders; therefore, we calculated basic and diluted net income per share using the two-class method. Our unvested restricted stock awards are also considered participating securities; however, the number of unvested restricted stock awards outstanding is immaterial and therefore not included in our calculation under the two-class method. See Note 5 for further information regarding the Convertible Senior Notes and Warrants.

Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders is determined after allocating undistributed earnings to Convertible Senior Note holders. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) dilutive effect of outstanding stock awards, warrants and shares issuable under our employee stock purchase plan using the treasury stock method, and (ii) conversion of Convertible Senior Notes. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net loss per share are the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive. No portion of the loss for the three months ended July 31, 2008 was allocated to the participating securities under the two-class method since there is no contractual obligation for the Convertible Senior Notes to share in our losses.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations reconciled to basic and diluted per share amounts available to common stockholders:

	Three Months Ended July 31,
	2009	2008
	(in thousands, except per share amounts)
Basic net income (loss) per share
Numerator:
Net income (loss)	$3,996	$(5,835)
Less: undistributed earnings allocated to Convertible Senior Notes holders	(356)	—

Net income (loss) available to common stockholders	$3,640	$(5,835)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per share	43,193	38,016
Effect of participating Convertible Senior Notes	(3,854)	—

Weighted average common shares outstanding using the two-class method	39,339	38,016

Basic income (loss) available to common stockholders per share	$0.09	$(0.15)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$3,996	$(5,835)
Less: undistributed earnings allocated to Convertible Senior Notes holders	(345)	—

Net income (loss) available to common stockholders	$3,651	$(5,835)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per share	43,193	38,016
Add: Weighted average employee stock options	854	—
Add: Other weighted average dilutive potential common stock	547	—

Weighted average common shares used in computing diluted net income (loss) per share	44,594	38,016
Effect of participating Convertible Senior Notes	(3,854)	—

Weighted average common share outstanding using the two-class method	40,740	38,016

Diluted income (loss) available to common stockholders per share	$0.09	$(0.15)

For the three months ended July 31, 2009, outstanding stock options, and restricted stock awards covering 5.5 million shares were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive because their exercise prices were greater than or equal to the average market price of the common shares during the period. For the three months ended July 31, 2008, outstanding stock options, employee stock purchase plan shares and restricted stock awards covering 5.9 million shares were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive due to our net loss for the period.

Warrants to purchase 385,356 shares of our common stock were outstanding at July 31, 2009 and 2008, but were not included in the computation of diluted net income per share because the exercise price of the warrants was greater than the average market price of our common stock during the three months ended July 31, 2009 and 2008; therefore, their effect was anti-dilutive.

Shares of our common stock issuable upon the assumed conversion of the Convertible Senior Notes in the amount of 3,853,564 were not included in the computation of diluted net income per share for the three months ended July 31, 2008, due to our net loss for the period.

Note 3. Acquisitions

Fiscal 2009 Acquisition

Packeteer

We acquired Packeteer, a provider of sophisticated Wide Area Network (“WAN”) traffic prioritization technologies, on June 6, 2008, by means of a merger of our wholly owned subsidiary with and into Packeteer, such that Packeteer became our wholly-owned subsidiary. We acquired Packeteer, among other things, to add to our product portfolio products that identify and classify the applications on the network and monitor application response times and utilization. We have included the operating results of Packeteer in our consolidated financial results since the June 6, 2008 acquisition date.

The total purchase price was $278.6 million, which consisted of $264.0 million in cash paid to acquire the outstanding common stock of Packeteer, $4.6 million for the fair value of vested Packeteer equity awards assumed and $10.0 million in cash for direct transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $145.8 million of goodwill, $55.4 million of identifiable intangible assets, $77.5 million of cash and short-term investments, $25.7 million of inventory, $16.0 million of deferred revenues and $9.8 million of other net tangible liabilities. Our acquisition of Packeteer did not result in the creation of a new business segment.

In connection with our acquisition of Packeteer, we formulated a plan to exit certain Packeteer facilities, discontinue certain Packeteer products, and involuntarily terminate the employment of certain Packeteer employees. In connection with this plan, on the acquisition date of June 6, 2008, we accrued $11.6 million related to employee severance costs and $1.9 million related to lease termination costs. From the acquisition date of June 6, 2008 through July 31, 2009, we paid $11.3 million related to employee severance costs and $3.5 million related to lease termination costs, and we decreased the employee severance accrual by $0.3 million and increased the lease termination accrual by $1.6 million. The increase to the lease termination accrual includes a $1.6 million real estate commission paid in fiscal 2009 in connection with an assumed lease. As of July 31, 2009, we had $93,000 in unpaid lease termination costs, the balance of which is included in other accrued liabilities in our condensed consolidated balance sheet as of July 31, 2009. We anticipate the unpaid balances for lease termination costs will be paid by the end of the third quarter of fiscal 2012.

The following table summarizes the activity related to the acquisition restructuring accrual for the three months ended July 31, 2009:

	Severance	Facilities
	(in thousands)
Balance at April 30, 2009	$79	$893
Cash payment	(79)	(416)
Adjustment to accrual	—	(384)

Balance at July 31, 2009	$—	$93

The adjustment recorded during the three month ended July 31, 2009 related to the settlement of a lease liability for less than originally provided for in our purchase price allocation.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Blue Coat and Packeteer on a pro forma basis, after giving effect to the acquisition of Packeteer on June 6, 2008, and the issuance of convertible senior notes and associated warrants, the proceeds of which were used to finance a portion of the Packeteer acquisition. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and convertible notes financing had taken place at the beginning of each of the periods presented.

The unaudited pro forma financial information for the three months ended July 31, 2008 combines the historical results of Blue Coat for the three months ended July 31, 2008 and, due to differences in our reporting periods, the historical results of Packeteer for one month ended May 31, 2008, due to the acquisition of Packeteer on June 6, 2008. We consider the Packeteer results for the period June 1 through June 6, 2008 to be immaterial and have, therefore, not accounted for that period in our pro forma financial information.

The following pro forma financial information for all periods presented includes purchase accounting adjustments for amortization charges from acquired identifiable intangible assets, depreciation on acquired property and equipment, adjustments to interest expense and issuance costs associated with convertible notes, stock-based compensation expense and related tax effects:

Three Months Ended July 31, 2008
(in thousands)
Net revenue	$113,189
Net loss	$(11,804)
Net loss per share – basic	$(0.31)
Net loss per share – diluted	$(0.31)

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill generally are not deductible for tax purposes. Current activity recorded to goodwill was as follows (in thousands):

Balance at April 30, 2009	$238,466
Goodwill adjustments	(384)

Balance at July 31, 2009	$238,082

The goodwill adjustment recorded during the three month ended July 31, 2009 related to the settlement of a lease liability for less than originally provided for in our purchase price allocation.

Intangible Assets

Our acquired intangible assets are as follows (in thousands):

July 31, 2009	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(8,226)	$17,805
Core technology	5 years	2,929	(2,779)	150
Customer relationships	5-7 years	37,023	(9,543)	27,480
Trade name	2 years	400	(230)	170

Total		$66,383	$(20,778)	$45,605

April 30, 2009	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(7,058)	$18,973
Core technology	5 years	2,929	(2,649)	280
Customer relationships	5-7 years	37,023	(7,722)	29,301
Trade name	2 years	400	(180)	220

Total		$66,383	$(17,609)	$48,774

Amortization expense for our intangibles assets for the three months ended July 31, 2009 and 2008 were allocated as follows:

	Three Months Ended July 31,
	2009	2008
	(in thousands)
Included in cost of net revenue	$1,348	$928
Included in operating expenses	1,821	1,162

Total	$3,169	$2,090

As of July 31, 2009, we had no identifiable intangible assets with indefinite lives. The weighted average remaining life of identifiable intangible assets was 3.8 years and 4.0 years as of July 31, 2009 and April 30, 2009, respectively.

Estimated amortization expense related to intangible assets in future periods is as follows:

Year Ended April 30,	Amortization
(in thousands)
2010	$9,228
2011	11,889
2012	11,781
2013	11,607
2014	1,100
Thereafter	—

$45,605

Note 5. Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. The Convertible Senior Notes are reported on the condensed consolidated balance sheets at $76.6 million as of July 31, 2009, net of discounts of $3.4 million primarily related to the value assigned to the Warrants, which is amortized to interest expense over the life of the Convertible Senior Notes.

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

On June 2, 2008, we and the FP Entities entered into a Registration Rights Agreement, (the “Registration Rights Agreement”) containing customary terms and conditions providing for the registration of our common stock underlying the Convertible Senior Notes and the Warrants issued to the FP Entities. Pursuant to the Registration Rights Agreement, we filed an automatically effective resale shelf registration statement on August 4, 2008. We filed an amendment to that registration statement on June 23, 2009.

Keith Geeslin, a partner of Francisco Partners II, L.P., has served as a member of our Board of Directors since June 2006.

Note 6. Consolidated Balance Sheet Data

Restructuring

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of the employment of 33 employees of Blue Coat. Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. The termination of employment of all 33 employees occurred during the first quarter of fiscal 2009, and we recorded a restructuring charge of $1.5 million in our consolidated statements of operations, including $0.1 million of stock-based compensation related to the acceleration of certain equity awards during that quarter. Since inception of the plan through the first quarter of fiscal 2010, we have paid severance in the amount of $1.5 million related to this accrual. We do not anticipate incurring future restructuring charges related to this plan.

The following table summarizes the activity related to the restructuring accrual for the three months ended July 31, 2009 (in thousands):

Balance at April 30, 2009	$101
Cash payments	(101)

Balance at July 31, 2009	$—

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	As of
	July 31, 2009	April 30, 2009
	(in thousands)
Professional and consulting fees	$2,189	$2,450
Accrued royalty	1,598	2,300
Warranty obligations	653	876
Sales and marketing costs	388	883
Lease termination costs	92	893
Other	4,644	4,897

Total other accrued liabilities	$9,564	$12,299

Deferred Revenue

Deferred revenue consists of the following:

	As of
	July 31, 2009	April 30, 2009
	(in thousands)
Deferred product revenue, current	$4,785	$5,263
Deferred service revenue, current	91,775	91,393

Total deferred revenue, current	96,560	96,656
Deferred service revenue, long-term	38,146	33,923

Total deferred revenue	$134,706	$130,579

Note 7. Fair Value of Assets and Liabilities

Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and payable, accrued liabilities and Convertible Senior Notes. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash equivalents and Restricted Cash

The carrying amount of cash and cash equivalents and restricted cash reported on the balance sheet approximates its fair value. The fair values of investments are based upon quoted market prices.

Convertible Senior Notes

The carrying amount of the Convertible Senior Notes is net of discounts, primarily related to the associated Warrants. The fair value of the Convertible Senior Notes as of July 31, 2009 was determined based on an internal valuation model, which utilized quoted market prices and interest rates for similar instruments, and approximates its carrying value. See Note 5 for further information regarding the Convertible Senior Notes and Warrants.

The estimated fair values of our financial instruments are as follows:

	As of
	July 31, 2009		April 30, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Assets:
Cash	$16,919	$16,919	$15,833	$15,833
Money market funds	105,778	105,778	99,180	99,180

	$122,697	$122,697	$115,013	$115,013

Reported as:
Assets:
Cash and cash equivalents		$121,735		$114,163
Long-term restricted cash		962		850

		$122,697		$115,013

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable. These levels of inputs are the following:

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

Fair Value Measurements on a Recurring Basis

Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of July 31, 2009 and April 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
July 31, 2009:
Money market funds (1)	$105,778	$—	$—	$105,778

April 30, 2009:
Money market funds (1)	$99,180	$—	$—	$99,180

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets as of July 31, 2009 and April 30, 2009.

Our investments in money market funds are measured at fair value on a recurring basis. Our money market funds comply with Rule 2a-7 of the Investment Company Act of 1940 and are targeted to be priced and have a value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. Due to the structure and valuation required by the Investment Company Act of 1940 regarding Rule 2a-7 funds, the fair value of the money market fund investments are classified as Level 1. As of July 31, 2009, 38.0% of our money market funds were guaranteed under the Treasury Money Market Guarantee Program.

Fair Value Measurements on a Nonrecurring Basis

During the quarter ended July 31, 2009, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination).

Note 8. Stock-based Compensation

The following table summarizes the stock-based compensation expense for stock options, our Employee Stock Purchase Plan (“ESPP”), restricted stock awards and restricted stock unit awards that we recorded in the condensed consolidated statements of operations in accordance with SFAS 123(R) for the three months ended July 31, 2009 and 2008:

	Three Months Ended July 31,
	2009	2008
	(in thousands)
Stock-based compensation expense:
Cost of product	$215	$159
Cost of service	375	250
Sales and marketing	1,687	1,521
Research and development	1,532	1,117
General and administrative	1,002	1,202

Subtotal	4,811	4,249
Restructuring	—	88

Total	$4,811	$4,337

We use the Black-Scholes option pricing model to calculate compensation expense. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered our historical volatility and implied volatility in developing our estimate of expected volatility.

For the three months ended July 31, 2009 and 2008, we used the following weighted average assumptions to estimate the fair value of stock options granted:

	Three Months Ended July 31,
	2009	2008
Risk-free rate	2.20%	3.33%
Expected dividend yield	—	—
Expected life (in years)	4.0	4.0
Expected volatility	0.66	0.69
Expected forfeitures	14.0%	14.0%

For the three months ended July 31, 2009 and 2008, we used the following weighted average assumptions to estimate the fair value of shares purchased under our ESPP:

	Three Months Ended July 31,
	2009	2008
Risk-free rate	0.45%	1.80%
Expected dividend yield	—	—
Expected life (in years)	0.50	0.50
Expected volatility	0.80	0.71

During the three months ended July 31, 2009, options to purchase 240,660 shares were exercised. As of July 31, 2009, there was approximately $26.6 million and $0.2 million of unrecognized stock-based compensation expense related to stock option grants and ESPP awards, which will be recognized over the remaining weighted average vesting period of approximately 2.87 years and .03 years, respectively.

The cost of awards of restricted stock and restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which generally is four years. During the three months ended July 30 2009, we awarded 185,150 restricted stock units and canceled 4,873 shares of restricted stock and 8,033 restricted stock units. As of July 31, 2009, we had approximately $4.5 million and $3.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to awards of restricted stock and restricted stock units, which we will recognize over the remaining weighted average vesting period of approximately 2.67 years and 3.25 years, respectively.

Note 9. Income Taxes

The provision for income taxes for the three months ended July 31, 2009 was $0.4 million compared with $0.9 million for the three months ended July 31, 2008. The provision primarily reflects current U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense and the utilization of tax attributes, a temporary suspension of net operating losses under California Assembly Bill 1452 and retroactive renewal and extension of the federal research and development credit under the Emergency Economic Stabilization Act of 2008.

Our total gross unrecognized tax benefits as of July 31, 2009 and April 30, 2009 were $19.4 million and $18.8 million, respectively. The increase was primarily related to retroactive renewal and extension of the federal research and development credit through December 31, 2009 and changes in the international operation structure. Included in our gross unrecognized tax benefits as of July 31, 2009 is approximately $18.0 million of tax benefits that, if recognized, would result in a reduction to our effective tax rate.

In accordance with FIN 48, we have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $1.2 million as of July 31, 2009, including approximately $0.2 million charged to provision for income taxes for the three months ended July 31, 2009.

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

Note 10. Commitments

Leases

We lease certain office equipment and office facilities under non-cancelable operating leases that expire at various dates through fiscal 2016. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and may contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

Rent expense was $2.5 million and $2.0 million for the three months ended July 31, 2009 and 2008, respectively.

As of July 31, 2009, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
2010 (remaining nine months)	$6,897
2011	8,465
2012	8,210
2013	8,216
2014	7,760
Thereafter	11,458

Total future minimum lease payments	$51,006

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing materials and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation at July 31, 2009 under these arrangements was $6.6 million.

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

The plaintiffs in the federal action, by letter dated June 20, 2008, demanded our Board of Directors take action to remedy the conduct complained of. The demand followed our filing of a motion to dismiss on the grounds that plaintiffs had failed to make a pre-suit demand. The demand letter largely repeats the allegations and requested relief in the federal and state derivative actions. The federal court has stayed the action until September 11, 2009 to permit our Board of Directors to consider the demand. In response to the demand letter, our Board of Directors formed a special committee, composed of directors James R. Tolonen and Keith Geeslin, on June 25, 2008. The special committee was granted plenary authority to decide whether it is in the best interests of the Company and its shareholders to pursue or otherwise resolve the claims raised in the demand letter and in the federal and state derivative actions and any other claims of the Company that the special committee deems necessary or appropriate to consider concerning our historical stock option practices.

The court in the state action has stayed that action pending a case management conference presently scheduled for October 2, 2009.

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

Patent Litigation

On April 18, 2008, Realtime Data, LLC d/b/a IXO (“Realtime”) filed a patent infringement lawsuit in the United States District Court, Eastern District of Texas against Packeteer and eleven other companies, including five customers of Packeteer (Realtime Data, LLC d/b/a IXO v. Packeteer, Inc. et al., Civil Action No. 6:08-cv-144). The complaint asserted infringement of seven patents. Packeteer is alleged to have infringed five of those patents. On June 20, 2008, Realtime filed a First Amended Complaint which asserts infringement of two additional patents. Packeteer is alleged to have infringed one of those patents. The First Amended Complaint also names us as a defendant and asserts that we infringe the same six patents that allegedly are infringed by Packeteer. The plaintiff seeks damages for past infringement, enhanced damages for alleged willful infringement, and injunctive relief. We and Packeteer have denied infringement of the patents, and have counterclaimed against the plaintiff, asserting that all of the patent claims asserted against us are invalid or unenforceable. The Court issued a Memorandum and Order on Claim Construction on June 22, 2009. On July 22, 2009 the Court ruled that Realtime must elect a single patent to assert at Trial against each defendant with all other patent claims held in abeyance. Realtime has elected to assert against Blue Coat a patent that is allegedly infringed by our ProxySG product. The Court denied Realtime’s motion seeking leave to amend its infringement contentions to add additional claims of infringement against our ProxySG product on August 18, 2009. Blue Coat has filed a motion for summary judgment of non-infringement relating to the ProxySG product. This summary judgment motion is currently pending; no hearing date has been set. Trial is set for January 4, 2010.

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

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area:

	Three months ended July 31,
	2009		2008
	$	%	$	%
	(dollars in thousands)
Americas (1)	$53,305	46.0%	$41,831	40.8%
EMEA (2)	41,753	36.0	41,271	40.3
APAC (3)	20,931	18.0	19,401	18.9

Total net revenue	$115,989	100.0%	$102,503	100.0%

(1)	North America, Central America and Latin America (“Americas”)

(2)	Europe, Middle East, and Africa (“EMEA”)

(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category:

	Three months ended July 31,
	2009		2008
	$	%	$	%
	(dollars in thousands)
Product	$73,692	63.5%	$73,929	72.1%
Service	42,297	36.5	28,574	27.9

Total net revenue	$115,989	100.0%	$102,503	100.0%

At July 31, 2009, substantially all of our long-lived assets were located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We sell a family of proxy appliances and related software and services. Proxy appliances are computer hardware devices that, together with internal software, optimize and secure the delivery of business applications and other information over a Wide Area Network (“WAN”) or across an enterprise’s Internet gateway, where its local computer network links to the public Internet.

We have grown our business both organically and through acquisition. Our most recent acquisition, Packeteer Inc. (“Packeteer”) was completed on June 6, 2008, for a purchase price of approximately $278.6 million. Packeteer developed and sold application classification and performance management products and owned technology and provided products which were complementary to our technology and products.

In fiscal 2009, we developed, articulated and commenced implementation of our business strategy to be the leader in the market for products and services that comprise an Application Delivery Network (“ADN”) infrastructure. This is a strategy that we continue to implement, refine and enhance in fiscal 2010. We look at an ADN infrastructure as a set of products and services that provides visibility into the business applications operating on a network, as well as optimizing and securing the delivery of those applications. While much of our focus during the past two fiscal years has been in the area of WAN optimization, we believe that our ability to differentiate WAN optimization with our traditional secure web gateway products and technologies and with the application performance monitoring products and technologies we acquired from Packeteer is fundamental to our current and continued success.

We continue to monitor the current global macroeconomic conditions and their actual and anticipated impact on IT spending. While we believe that our ADN products offer an attractive return on investment and that we have a strong pipeline of potential sales opportunities, the current economy has affected our ability to close sales transactions, as some customers are postponing or more carefully scrutinizing their IT spending. Our sales mix during recent quarters has included an increasing portion of revenue from services, which we believe results in part from customers continuing to use existing IT products and systems rather than purchasing new products, as well as our increased focus on sales of multi-year service contracts, improved service renewal rates and customer budgets that favor spending on service.

Given the current uncertain macroeconomic environment, we have increased our efforts to control discretionary spending and hiring in order to attain greater profitability. However, we have continued, and intend to continue, to invest strategically in those areas of our business that we believe will contribute to our long-term success.

In fiscal 2009, we developed a plan to revise our global logistics practices to ship directly to our end user customers and value-added resellers worldwide rather than having our distributors stock inventory. We implemented these revised practices in the first quarter of fiscal 2010. This did not materially impact our distribution practices in North America, Latin America and Asia Pacific, where most of our distributors did not stock inventory. However, it constituted a significant change in our Europe, Middle East and Africa region, where stocking of our products had been common. While we will continue using a two tier distribution scheme where distributors provide added value, such as professional services and training, pre-sales support, post-sales support and marketing activities, the added value provided by our distributors no longer includes stocking and shipping our products. We believe that this model will prove more efficient and cost-effective, and will result in a higher level of customer satisfaction.

We recently adopted a new tiered sales model to assign sales representatives based on the customer size and opportunity, which we classify as strategic, large enterprise and mid-market. While our experience with this model has generally been successful, we are continuing to improve it to drive greater sales productivity and revenue.

We track many financial metrics as key measures of our business performance, including net revenue, operating margin, deferred revenue, cash flow from operations, and cash position.

Net Revenue

Net revenue, which includes product and service revenue, increased to $116.0 million in the first quarter of fiscal 2010 from $102.5 million in the first quarter of fiscal 2009. Net product revenue in the first quarter of fiscal 2010 was $73.7 million, substantially unchanged from the same quarter in fiscal 2009, primarily due to the current economy, which has affected our ability to close sales transactions as some customers are postponing or reducing their purchase size as they more carefully scrutinize their IT spending. Net product revenue primarily includes sales of our Proxy and PacketShaper® appliances and licenses to our Blue Coat WebFilter product. We recognized $42.3 million in service revenue in the first quarter of fiscal 2010, a $13.7 million increase compared with the same quarter in fiscal 2009. The increase in service revenue was driven primarily by the continued growth in our installed base, resulting in an increase in sales of new and renewal service contracts.

Operating Margin

For the first quarter of fiscal 2010, our operating income increased to $4.5 million from an operating loss of $5.1 million in the first quarter of fiscal 2009, an increase of $9.6 million. This increase was attributable to the revenue increase discussed above, as well as an increase in our gross profit margin from 68.7% in the first quarter of fiscal 2009 to 72.8% in the first quarter of fiscal 2010, offset in part by an increase in operating expenses of $4.4 million in the first quarter of fiscal 2010 as compared to that of fiscal 2009. The year-over-year gross margin increase was primarily the result of a greater negative impact on both cost of net revenue and service revenue of $9.5 million in total for the first quarter of fiscal 2009 compared to $2.3 million in total for the same period of fiscal 2010 related to the application of fair value purchase accounting on Packeteer inventory and deferred revenue acquired in the first quarter of fiscal 2009. At July 31, 2009, $1.5 million of the fair value write-up on the acquired Packeteer inventory and $2.3 million of the fair value write-down on Packeteer’s deferred service revenue remained to be recognized. Excluding the fair value purchase accounting impact on gross profit in these two periods, gross profit margin in the first quarter of fiscal 2010 would have been approximately 1 percent lower than that of the same period in fiscal 2009 primarily as a result of changes in product and revenue mix and product pricing.

Operating expenses primarily consist of sales and marketing, research and development, general and administrative expenses and amortization of intangible assets. Personnel-related costs, including stock-based compensation, are the primary driver of the expenses in each functional area and the increase in operating expenses in the first quarter of fiscal 2010 and fiscal 2009. As of July 31, 2009 we had 1,476 employees, an increase of 11.6% from the 1,322 employees at July 31, 2008. The majority of the headcount increases from the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 were in research and development, customer support, and general and administrative.

Deferred Revenue

Net deferred revenue was $134.7 million at July 31, 2009 compared with $130.6 million at April 30, 2009. The increase was primarily due to a $5.1 million increase in the sales of new and renewal service contracts to our customers, including an increase in long-term service contracts sold with our appliances, partially offset by a $1.0 million decrease in deferred revenue related to our channel inventory as a result of the change to our direct fulfillment model.

Cash Flow from Operations and Cash Position

For the first three months of fiscal 2010, we generated cash flow from operations of $10.6 million, compared with $2.1 million generated for the same period in fiscal 2009. The increase in operating cash flow was primarily due to higher net income in fiscal 2010 of $9.8 million, offset by higher working capital requirements in the current period to fund our growth. Our cash and cash equivalents and restricted cash were $122.7 million at July 31, 2009, compared with $115.0 million at April 30, 2009. The overall increase in our cash and cash equivalents balance was primarily due to the cash generated by operations, partially offset by the purchase of property and equipment.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to Revenue Recognition, Allowance for Doubtful Accounts, Stock-Based Compensation, Supply Chain Liabilities and Valuation of Inventory, Acquisitions, Goodwill and Identifiable Intangible Assets, Income Taxes, and Legal and Other Contingencies. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

We have discussed the development and selection of critical accounting policies and estimates with the audit committee of our board of directors. We believe the accounting policies described below are those that most frequently require us to make estimates and judgments that materially affect our financial statements and are critical to the understanding of our financial condition and results of operations:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Stock-Based Compensation

•	Supply Chain Liabilities and Valuation of Inventory

•	Acquisitions, Goodwill and Identifiable Intangible Assets

•	Income Taxes

•	Legal and Other Contingencies

Revenue Recognition

Our products include stand-alone software and software that is essential to the functionality of our appliances. Additionally, we provide unspecified software upgrades, on a when-and-if available basis, through maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is probable.

We define each of the four criteria above as follows:

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements.

Delivery or performance has occurred. We use shipping and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. Some of our sales are made through distributors under agreements that allow for stock rotation rights. Net revenue and the related cost of net revenue resulting from these types of sales are deferred until the distributors report that our products have been sold to a customer. Product revenue in China is deferred until the customer registers its purchase of the proxy appliance.

For direct sales to end-users, value-added resellers and distributors that do not allow for stock rotation rights, we recognize product revenue upon transfer of title and risk of loss, which generally is upon shipment. We do not accept orders from value-added resellers when we are aware that the value-added reseller does not have an order from an end user customer. We generally do not have significant obligations for future performance, such as rights of return or pricing credits, associated with sales to end users and value-added resellers.

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

For arrangements that include multiple elements, such as appliances, maintenance or software, we use the residual method to recognize revenue for the delivered elements. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements, provided that vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately. We analyze our stand alone maintenance renewals by stratification of sales channel and service offering. We determine the VSOE of fair value for maintenance by analyzing our stand alone maintenance renewals and noting that a substantial majority of transactions fall within a narrow range for each stratum. In limited cases, VSOE of fair value has been based on management determined prices. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized at the earlier of delivery of those elements or establishment of fair value for the remaining undelivered elements. When VSOE of fair value cannot be determined for any undelivered maintenance, subscription or service elements, revenue for the entire arrangement is recognized ratably over the maintenance, subscription or service period.

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

Stock-Based Compensation

Effective May 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Under that transition method, compensation expenses recognized beginning on that date include: (a) compensation expense for all unvested share-based payments granted prior to May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation expense for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We use the Black-Scholes option valuation model to calculate this compensation expense.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected term of options, the expected price volatility of the stock underlying such options, the risk-free interest rate, and the expected forfeiture rate.

Supply Chain Liabilities and Valuation of Inventory

We outsource much of our manufacturing, product fulfillment, repair, and supply chain management operations to contract manufacturers, and a significant portion of our cost of net revenue is a result of this activity. Our contract manufacturers procure components and manufacture our products based on demand forecasts that we prepare. These forecasts are based on estimates of future product demand and are adjusted for overall market conditions. If the actual product demand is significantly lower than forecasted, we may be required to write down our inventory or accrue for excess supply chain liability, which could have an adverse impact on our gross margins and profitability.

Inventory consists of raw materials and finished goods. Inventory is recorded at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventory, we are required to make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions.

Acquisitions, Goodwill and Identifiable Intangible Assets

We account for acquired businesses using the purchase method of accounting in accordance with SFAS No. 141(R), Business Combinations, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration be recorded at the date of acquisition at their respective fair values.

Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies, and also include, but are not limited to, future expected cash flows earned from the product related technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquisition-related identifiable intangible assets are amortized on a straight-line basis over their estimated economic lives, which are three to seven years for developed technology and patents, five years for core technology, five to seven years for customer relationships and two years for trade name.

We perform goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) annually during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared to the carrying amount of our assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2009 and concluded that no impairment existed at April 30, 2009. For the first three months of fiscal 2010, there have been no significant events or changes of circumstances that affect our valuation of goodwill.

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

Income Taxes

We use the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense and calculating the deferred income tax expense related to temporary difference resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of the amortization of certain intangible assets. These temporary differences result in deferred tax assets or liabilities, which are included within the consolidated balance sheets.

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

On May 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. We review our uncertain tax benefits quarterly, and we may adjust such uncertain tax benefits because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations with tax authorities of different countries concerning our transfer pricing, resolution with respect to individual audit issues/audit years, or expiration of statutes of limitations. In addition, our tax contingency reserve includes certain amounts for potential tax assessments for pre-acquisition tax years of acquired companies, which, if recognized, will be recorded to our provision for income taxes.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,
	2009	2008
Net revenue:
Product	63.5%	72.1%
Service	36.5%	27.9%

Total net revenue	100.0%	100.0%
Cost of net revenue:
Product	16.8%	21.6%
Service	10.4%	9.7%

Total cost of net revenue	27.2%	31.3%
Gross profit	72.8%	68.7%
Operating expenses:
Sales and marketing	39.3%	42.6%
Research and development	17.1%	17.7%
General and administrative	10.9%	10.8%
Amortization of intangible assets	1.6%	1.1%
Restructuring	0.0%	1.5%

Total operating expenses	68.9%	73.7%

Operating income (loss)	3.9%	(5.0)%
Interest income	0.1%	0.5%
Interest expense	(0.2)%	(0.2)%
Other income (expense), net	0.0%	(0.2)%

Income (loss) before income taxes	3.8%	(4.9)%
Provision for income taxes	0.3%	0.8%

Net income (loss)	3.5%	(5.7)%

Net Revenue

The following is a summary of net revenue and the changes in net revenue:

	Three Months Ended July 31,
	2009	2008
	(dollars in thousands)
Total net revenue	$115,989	$102,503
Change from same period prior year ($)	$13,486	$40,100
Change from same period prior year (%)	13.2%	64.3%

Quarter Ended July 31, 2009 compared with Quarter Ended July 31, 2008: Net revenue, which includes product and service revenue, increased $13.5 million, or 13.2%, in the first quarter of fiscal 2010 compared with the same period in fiscal 2009. Net product revenue in the first quarter of fiscal 2010 was $73.7 million, substantially unchanged from the same period in fiscal 2009, primarily due to the current economy, which has affected our ability to close sales transactions as some customers are postponing or reducing their purchase size as they more carefully scrutinize their IT spending. Net service revenue in the first quarter of fiscal 2010 was $42.3 million, a $13.7 million increase compared with the same period in fiscal 2009. The increase in service revenue was the result of continued

growth in our installed base and the resulting increase in sales of service contracts. As our customer base continues to grow, we expect the proportion of revenue generated from services to increase.

The following is a summary of net revenue by geographic area:

	Three months ended July 31,
	2009		2008
	$	%	$	%
	(dollars in thousands)
Americas (1)	$53,305	46.0%	$41,831	40.8%
EMEA (2)	41,753	36.0	41,271	40.3
APAC (3)	20,931	18.0	19,401	18.9

Total net revenue	$115,989	100.0%	$102,503	100.0%

(1)	North America, Central America and Latin America (“Americas”)

(2)	Europe, Middle East, and Africa (“EMEA”)

(3)	Asia and Pacific regions (“APAC”)

In the first quarter of fiscal 2010, we continued to invest in our sales and marketing organizations across all regions by increasing the number of sales personnel in the first quarter of fiscal 2010 compared to the same period in fiscal 2009. Revenues from outside of the Americas continued to be a significant part of our revenue mix. For the three months ended July 31, 2009 and 2008, approximately 54.0% and 59.2%, respectively, of our total net revenue were derived from customers outside of the Americas.

Net revenue in the Americas increased $11.5 million in the first quarter of fiscal 2010, up 27.4% compared to the same period in fiscal 2009. This increase was driven by a $5.7 million increase in product revenue primarily from sales of our Proxy appliances in addition to a $5.8 million increase in service revenue driven by continued growth in our installed base, resulting in an increase in sales of new and renewal service contracts.

Net revenue in EMEA increased $0.5 million in the first quarter of fiscal 2010, up 1.2% from the same period in fiscal 2009. We believe that the rate of revenue growth in EMEA from the first quarter of fiscal 2009 to the same period in fiscal 2010 was lower than our total net revenue growth over those periods primarily because of recent unfavorable economic conditions in EMEA. The $3.7 million decline in product revenue was offset by a $4.2 million increase in service revenue driven by continued growth in our installed base, resulting in an increase in sales of new and renewal service contracts.

Net revenue in APAC increased $1.5 million in the first quarter of fiscal 2010, up 7.9% from the same period in fiscal 2009. We believe that the rate of revenue growth in APAC from the first quarter of fiscal 2009 to the same period in fiscal 2010 was lower than our total net revenue growth over those periods primarily because of recent unfavorable economic conditions in APAC. The $2.2 million decline in product revenue was offset by a $3.7 million increase in service revenue driven by continued growth in our installed base, resulting in an increase in sales of new and renewal service contracts.

Gross Profit

The following is a summary of gross profit:

	Three Months Ended July 31,
	2009	2008
	(dollars in thousands)
Gross profit	$84,469	$70,436
Gross profit margin	72.8%	68.7%

Quarter Ended July 31, 2009 compared with Quarter Ended July 31, 2008: Gross profit increased $14.0 million, or 19.9%, in the first quarter of fiscal 2010 compared with the same period of fiscal 2009, as a result of an increase in net revenue and gross profit margin. Gross profit margin in the first quarter of fiscal 2010 increased to 72.8% from 68.7% in the first quarter of fiscal 2009, primarily as a result of a greater negative impact on both cost of net revenue and on service revenue of $9.5 million in total for the first quarter of fiscal 2009 compared to $2.3 million in total for the same period of fiscal 2010 related to the application of fair value purchase accounting on Packeteer inventory and deferred revenue acquired in the first quarter of fiscal 2009. Excluding the fair value purchase accounting impact on gross profit in these two periods, gross profit margin in the first quarter of fiscal 2010 would have been approximately 1 percent lower than that of the same period in fiscal 2009 primarily as a result of changes in product and revenue mix and product pricing.

We currently expect gross margins to improve in fiscal 2010 compared to fiscal 2009 due to a continued lower impact on cost of net revenue and service revenue from the remaining Packeteer fair value purchase accounting adjustments, which materially impacted gross margins in fiscal 2009.

Sales and Marketing

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. The following is a summary of sales and marketing expense:

	Three Months Ended July 31,
	2009	2008
	(dollars in thousands)
Sales and marketing	$45,576	$43,648
Sales and marketing as a percentage of net revenue	39.3%	42.6%

Quarter Ended July 31, 2009 compared with Quarter Ended July 31, 2008: Sales and marketing expense increased $1.9 million, or 4.4%, in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. The increase in sales and marketing expense was primarily attributable to a $3.6 million increase in salaries and benefits as a result of higher headcount and related expenses, including commission payments. The first quarter of fiscal 2009 included $2.0 million of Packeteer integration and transition related costs. Sales and marketing headcount was 550 at July 31, 2009 and 542 at July 31, 2008. In addition to the increase in headcount related costs, there was an increase in various other sales and marketing expenses to promote our Application Delivery Network strategy and market position.

During fiscal 2010, we currently expect sales and marketing expense to increase in absolute dollars as we continue to establish and expand new distribution channels; however, we currently expect sales and marketing expense as a percentage of net revenue to decline as we manage our discretionary spending and seek organizational efficiencies.

Research and Development

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs. The following is a summary of research and development expense:

	Three Months Ended July 31,
	2009	2008
	(dollars in thousands)
Research and development	$19,836	$18,187
Research and development as a percentage of net revenue	17.1%	17.7%

Quarter Ended July 31, 2009 compared with Quarter Ended July 31, 2008: Research and development expense increased $1.6 million, or 9.1%, in the first quarter of fiscal 2010 compared with the same period in fiscal 2009. The increase in research and development expense from the first quarter of fiscal 2009 was largely attributable to a $2.4 million increase in salaries and benefits as a result of higher headcount. The first quarter of fiscal 2009 included $1.4 million of Packeteer integration and transition related costs. Research and development headcount was 418 at July 31, 2009 compared with 375 at July 31, 2008.

We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives in fiscal 2010. As a result, we currently expect research and development expense to continue to increase in absolute dollars; however, we expect research and development expense as a percentage of net revenue to decline as we manage our discretionary spending and seek organizational efficiencies.

General and Administrative

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses. The following is a summary of general and administrative expense:

	Three Months Ended July 31,
	2009	2008
	(dollars in thousands)
General and administrative	$12,716	$11,033
General and administrative as a percentage of net revenue	10.9%	10.8%

Quarter Ended July 31, 2009 compared with Quarter Ended July 31, 2008: General and administrative expense increased $1.7 million, or 15.3%, in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. The increase was primarily due to a $1.3 million increase in salaries and benefits as a result of higher headcount and $1.1 million of increased legal, consulting and contractor fees. The first quarter of fiscal 2009 included $0.9 million of Packeteer integration and transition related costs.

During fiscal 2010, we currently intend to hold general and administrative expenses constant and expect general and administrative expenses as a percentage of net revenue to decline in fiscal 2010.

Amortization of Intangible Assets

We completed the acquisition of Packeteer on June 6, 2008. The acquired intangible assets associated with the Packeteer acquisition consist of developed technology and patents, customer relationships and trade name. Developed technology is comprised of products that have reached technological feasibility and are a part of Packeteer’s product lines, and patents related to the design and development of Packeteer’s products. Customer relationships represent Packeteer’s underlying relationships with its customers. Trade name represents the fair value of brand and name recognition associated with the marketing of Packeteer’s products and services. The amounts assigned to customer relationships, developed technology and patents, and trade name were $35.0 million, $20.0 million, and $0.4 million, respectively. We amortize customer relationships, developed technology and patents, and trade name on a straight-line basis over their weighted average expected useful lives of 5, 5, and 2 years, respectively.

For the three months ended July 31, 2009 and 2008, the amortization of intangible assets was related to our acquisitions of Packeteer, certain assets of the NetCache business from Network Appliance, Permeo, Inc., Cerberian, Inc. and Ositis Software, Inc. The amortization of developed technology, core technology, patents and trade name is charged to cost of net revenue, while the amortization of customer relationships is charged to operating expense. Total amortization expense for our identifiable intangible assets for three months ended July 31, 2009 and 2008 was $3.2 million and $2.1 million. Amortization expense related to intangible assets in the remaining nine months of fiscal 2010 is expected to be $9.2 million.

Restructuring Charges

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of the employment of 33 employees of Blue Coat. Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. The termination of employment of all 33 employees occurred during the first quarter of fiscal 2009, and we recorded a restructuring accrual of $1.5 million in our consolidated statements of operations, including $0.1 million of stock-based compensation related to the modification of certain equity awards during that quarter. Since inception of the plan through the first quarter of fiscal 2010, we have paid severance in the amount of $1.5 million related to this accrual. We do not anticipate incurring future restructuring charges related to this plan.

Interest Income, Interest Expense and Other Income (Expense), Net

Interest income consists of interest income earned on our cash and marketable securities. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. At July 31, 2009, our cash was predominately invested in money market mutual funds. Interest expense relates to amortization of the fair value of warrants and a beneficial conversion feature associated with our Convertible Senior Notes. Other income (expense), net consists primarily of foreign currency exchange gains or losses, banking fees, and non-recurring gains or losses realized outside our normal course of business. The following is a summary of interest income, interest expense and other income (expense), net:

	Three Months Ended July 31,
	2009	2008
	(dollars in thousands)
Interest income	$101	$502
Interest expense	$(228)	$(157)
Other income (expense), net	$(16)	$(187)

Quarter Ended July 31, 2009 compared with Quarter Ended July 31, 2008: Interest income decreased for the first quarter of fiscal 2010 compared with the same period of fiscal 2009 as a result of a significant decrease in our average investment yield due to lower interest rates as a majority of our cash and cash equivalents are invested in money market funds. Interest expense increased in the first quarter of fiscal 2010 due to the recognition of a full three months of amortization of the fair value of warrants and the beneficial conversion feature associated with our Convertible Senior Notes compared with two months of amortization in the first quarter of fiscal 2009. Other income (expense), net decreased during the first quarter of fiscal 2010 compared with the same period in fiscal 2009, because of a reduction in foreign exchange losses as fluctuations between the U.S. dollar and certain foreign currencies were less significant in the first quarter of fiscal 2010 as compared with the same period of fiscal 2009.

Provision for Income Taxes

The provision for income taxes for the three months ended July 31, 2009 was $0.4 million compared with $0.9 million for the three months ended July 31, 2008. The provision primarily reflects current U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense and the utilization of tax attributes, a temporary suspension of net operating losses under California Assembly Bill 1452 and retroactive renewal and extension of the federal research and development credit under the Emergency Economic Stabilization Act of 2008.

Our total gross unrecognized tax benefits as of July 31, 2009 and April 30, 2009 were $19.4 million and $18.8 million, respectively. The increase was primarily related to retroactive renewal and extension of the federal research and development credit through December 31, 2009 and changes in the international operation structure. Included in our gross unrecognized tax benefits as of July 31, 2009 is approximately $18.0 million of tax benefits that, if recognized, would result in a reduction to our effective tax rate.

In accordance with FIN 48, we have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $1.2 million as of July 31, 2009, including approximately $0.2 million charged to provision for income taxes for the three months ended July 31, 2009.

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

Acquisitions

We acquired Packeteer, a provider of sophisticated WAN traffic prioritization technologies, on June 6, 2008, by means of a merger of our wholly owned subsidiary with and into Packeteer, such that Packeteer became our wholly-owned subsidiary. Of the total estimated purchase price of $278.6 million for Packeteer, approximately $145.8 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill resulting from business combinations is not amortized but instead is tested for impairment at least annually (and more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. Our acquisition of Packeteer did not result in the creation of a new business segment.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, private sales of convertible notes and warrants and an initial public offering of our common stock.

Cash Equivalents and Restricted Cash

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

As of July 31, 2009, we had cash and cash equivalents of $121.7 million and restricted cash of $1.0 million. We believe our existing cash and cash equivalents and anticipated cash from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may seek to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of other business opportunities as they arise.

The following summarizes cash and cash equivalents and restricted cash:

	As of July 31, 2009	As of April 30, 2009
	(dollars in thousands)
Cash and cash equivalents	$121,735	$114,163
Restricted cash	962	850

Total cash and cash equivalents and restricted cash	122,697	115,013

Percentage of total assets	21.4%	20.5%

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

Cash Flow:

	Three Months Ended July 31,
	2009	2008
	(in thousands)
Cash provided by operating activities	$10,569	$2,091
Cash used in investing activities	(4,741)	(167,642)
Cash provided by financing activities	1,744	80,033

Net increase (decrease) in cash and cash equivalents	$7,572	$(85,518)

Cash Flows from Operating Activities: Our largest source of operating cash flows is cash collected from our customers who purchase our products and services. Our primary uses of cash from operating activities are for personnel related costs, product costs, and facilities costs.

Net cash provided by operating activities was $10.6 million for the first three months of fiscal 2010, compared with $2.1 million in the same period of fiscal 2009. The increase in year-over-year operating cash flow was due to higher net income and an increase in deferred revenue attributable to an increase in new and renewal service contracts sold with our appliances, offset by an increase in accounts receivable due to increased revenue compared to the same period in the prior year and an increase in inventory due to the transition to a new product fulfillment model. Year-over-year operating cash flow was also impacted by a decrease in accounts payable due to timing of payments to our vendors and a decrease in other accrued liabilities due to payments made in connection with our Packeteer acquisition and the buy-out of an existing license agreement.

Cash Flows from Investing Activities: The changes in cash flows from investing activities primarily relate to acquisitions and purchases of property and equipment.

Net cash used by investing activities was $4.7 million for the first three months of fiscal 2010, compared with $167.6 million in the same period last year. The higher use of cash for investing activities in the first three months of fiscal 2009 was primarily due to cash used to purchase Packeteer of $165.5 million, net of cash acquired. The net cash used by our investing activities for the first three months of fiscal 2010 primarily consisted of purchases of property and equipment, primarily furniture and leasehold improvements.

Cash Flows from Financing Activities: The changes in cash flows from financing activities primarily relate to proceeds from issuance of debt obligations as well as proceeds from issuances of common stock.

Net cash provided by financing activities was $1.7 million for the first three months of fiscal 2010, compared with $80.0 million provided in the same period last year. The increase in cash provided by financing activities in the first quarter of fiscal 2009 was primarily due to the net proceeds of $79.7 million from our issuance of convertible notes. The net cash provided by our financing activities for the first three months of fiscal 2010 primarily consisted of the proceeds from the exercise of employee stock options and purchases of our stock under our employee stock purchase plan.

We continue to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and short-term investments.

Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. The Convertible Senior Notes are reported on the condensed consolidated balance sheets at $76.6 million as of July 31, 2009, net of discounts of $3.4 million primarily related to the Warrants. The value assigned to the Warrants is amortized to interest expense over the life of the Convertible Senior Notes.

Contractual Obligations

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

As of July 31, 2009, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
2010 (remaining nine months)	$6,897
2011	8,465
2012	8,210
2013	8,216
2014	7,760
Thereafter	11,458

Total future minimum lease payments	$51,006

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing materials and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation at July 31, 2009 under these arrangements was $6.6 million.

Off-Balance Sheet Arrangements

As of July 31, 2009, we did not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of July 31, 2009, we had cash and cash equivalents of $121.7 million and restricted cash of $1.0 million. These amounts are primarily held in money market funds. We maintain a strict investment policy, which is intended to enhance the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates, given the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We primarily develop products in the United States and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Because all of our sales are currently billed and collected in U.S. dollars, a strengthening of the dollar could potentially make our products less price-competitive in foreign markets. Since a significant portion of our net revenue and earnings are derived from international operations, this could adversely affect our net revenue and earnings. For the three months ended July 31, 2009, approximately 54.0% of our total net revenue was derived from customers outside of the Americas. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies, which we consider to be insignificant compared to our total operating expenses. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. The risks associated with our international operations have not been material in the past nor do we expect they will be material in the future.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2009, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, management believes that our disclosure controls and procedures were effective as of the Evaluation Date.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of any changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) that occurred during our fiscal quarter ended July 31, 2009. Based on that evaluation, management believes that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth above under Note 11 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

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

Our net revenue and operating results have in the past, and may in the future, vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, including the current economic environment and market uncertainty. These factors limit our ability to accurately predict our operating results on a quarterly basis and include factors discussed throughout this “Risk Factors” section, including the following:

•	Macroeconomic conditions in our market, either domestic or international, as well as the level of discretionary IT spending;

•	The timing, size and mix of orders from customers, including the timing of large orders;

•	Fluctuations in demand for our products and services;

•	The markets in which we compete are evolving;

•	Variability and unpredictability in the rate of growth in the markets in which we compete;

•	Our ability to continue to increase our market share consistent with past rates of increase;

•	Our variable sales cycles, which may lengthen as the complexity of products and competition in our market increases and as a consequence of the current economic environment;

•	The level of competition in our markets, including the consequences of new entrants, consolidation, technological innovation or substantial price discounting;

•	Market acceptance of our new products and product enhancements and our services;

•	Product announcements, introductions, transitions and enhancements by us or our competitors, and resulting in deferrals of customer orders;

•	Technological changes in our markets;

•	The quality and level of our execution of our business strategy and operating plan;

•	The level of industry consolidation among our competitors and customers;

•	The impact of future acquisitions or divestitures;

•	Changes in accounting rules and policies; and

•	The need to recognize certain revenue ratably over a defined period or to defer revenue recognition to a later period.

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

Substantially all of our revenue is generated through sales by our channel partners, which include distributors and value-added resellers. During fiscal 2009, approximately 98% of our revenue was generated through our channel partners and during the first three months of fiscal 2010, approximately 97% of our revenue was generated through our channel partners. We depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and to add new sales channel partners and effectively train and integrate them with our sales process. If we are unsuccessful in those efforts, this will limit our ability to grow our business and our business, financial condition and results of operations will be adversely affected.

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

We provide forecasts of our requirements to our supply chain partners on a rolling 12-month basis. If our forecast exceeds our actual requirements, a supply chain partner may assess additional charges or we may have liability for excess inventory, each of which could negatively affect our gross margin. If our forecast is less than our actual requirements, the applicable supply chain partner may have insufficient time or components to produce or fulfill our product requirements, which could delay or interrupt manufacturing of our products or fulfillment of orders for our products, and result in delays in shipments, customer dissatisfaction, and deferral or loss of revenue. As well, we may be required to purchase sufficient inventory to satisfy our future needs in situations where a component or product is being discontinued. If we fail to accurately predict our requirements, we may be required to record charges for excess inventory that we and our supply chain partners cannot use or we may be unable to fulfill customer orders. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We may not be able to successfully manage the growth of our business and may suffer other losses if we are unable to improve our systems and processes.

Our growth, including growth through the acquisition of Packeteer, together with evolving regulatory requirements and changes in financial standards, has placed increased demands on our management and our business infrastructure. We need to continue to improve our systems and processes to effectively manage our operations and growth, including our growth into new geographies. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner. As well, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. This could adversely affect our business, financial condition and results of operations.

Third parties may bring legal actions against us.

As described in Note 11 of Notes to Condensed Consolidated Financial Statements, we presently are a party to various litigation, including stockholder derivative actions arising out of allegedly misleading statements about our prospects made between February 20, 2004 and May 27, 2004, which actions were subsequently amended to seek relief on our behalf from certain defendants with respect to our historical stock option practices. As well, on or about April 18, 2008, Realtime Data, LLC d/b/a IXO filed a patent infringement lawsuit against Packeteer, Inc., a company we acquired on June 6, 2008, and subsequently amended the complaint and named us as a defendant on June 20, 2008. We have incurred substantial costs to defend these lawsuits, or to engage in related proceedings, on our behalf and on behalf of parties to whom we may have indemnification obligations.

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

Our gross margin is affected by a number of factors, and we may not be able to sustain it at present levels.

Our gross margin percentage has been and will continue to be affected by a variety of factors, including:

•	market acceptance of our products and fluctuations in demand;

•	the timing, size and mix of customer orders and product implementations;

•	increased service revenue due to a growing installed base which is historically at lower margins than our product margins;

•	increased price competition and changes in product pricing;

•	actions taken by our competitors;

•	new product introductions and enhancements;

•	manufacturing and component costs;

•	availability of sufficient inventory to meet demand;

•	purchase of inventory in excess of demand;

•	our execution of our strategy and operating plans;

•	changes in our sales model;

•	geographies in which sales are made; and

•	revenue recognition rules.

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

Third parties have in the past and may in the future claim that our current or future products or services infringe their intellectual property rights, and these claims, even if without merit, could harm our business by increasing our costs, reducing our net revenue or by creating customer concerns that result in delayed or reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer networking and Internet technology have been issued in recent years. Patent owners, including those that do not commercially manufacture or sell products, may claim that one or more of our products infringes a patent they own. For example, on or about April 18, 2008, Realtime Data, LLC d/b/a IXO filed a patent infringement lawsuit against Packeteer, Inc., a company we acquired on June 6, 2008, and certain of its customers, and subsequently amended the complaint and named us as a defendant on June 20, 2008 (see Note 11 in the Condensed Consolidated Financial Statements).

We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, or to develop non-infringing technology. As well, injunctive relief could be entered against us or trade restrictions could be imposed. Any of the foregoing could seriously harm our business, financial condition and results of operations.

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

In the past, we have acquired other businesses, including our acquisition of Packeteer, Permeo Technologies, Inc. and our acquisition of certain assets of the NetCache business from Network Appliance, Inc. It is likely we will acquire additional businesses or assets in the future. There is no guaranty that such acquisitions will yield the benefits we anticipate. The success of any acquisition is impacted by a number of factors, and may be subject to the following risks:

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

We depend on our ability to attract and retain highly qualified and skilled personnel on an ongoing basis. Our success will depend in part on our ability to recruit and retain key personnel. In particular, we recently announced we have hired a new Chief Financial Officer, who will commence services in early September. Our former Chief Financial Officer resigned his position effective April 10, 2009.

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

We currently have operations in a number of foreign countries. In fiscal 2009, 55.0% of our total net revenue was derived from customers outside of the Americas and during the first three months of fiscal 2010 54.0% of our total net revenue was derived from customers outside of the Americas; thus, our business is substantially dependent on economic conditions and IT spending in markets outside the Americas. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

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

As of July 31, 2009, we had 92 issued U.S. patents, 90 pending U.S. patent applications (provisional and non-provisional), 2 foreign issued patents and 6 pending foreign patent applications. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

In fiscal 2009, we devised a plan to revise our global fulfillment model to ship directly to our end user customers and value-added resellers worldwide. We implemented these revised practices in the first quarter of fiscal 2010. This did not materially impact our distribution practices in North America, Latin America and Asia Pacific, where most of our distributors did not stock inventory. However, it constituted a significant change in our Europe, Middle East and Africa region, where the stocking of our products had been common. The success of this change will depend on our ability to implement new systems and processes, and our ability to forecast our requirements for inventory. If we fail to successfully implement such systems or processes, or to effectively forecast our requirements, we may be unable to fulfill customer orders or we may hold excess inventory, each of which could adversely affect our business, financial condition and results of operations.

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

It is not uncommon for securities class actions or other litigation to be brought against a company after periods of volatility in the market price of a company’s stock, and we have been subject to such litigation in the past. Such actions could result in management distraction and expense and could result in a decline in our stock price.

We have a history of losses and profitability could be difficult to sustain.

While we have been profitable in certain quarters, we have not been able to maintain consistent profitability on a quarterly basis. Although we were profitable in all four quarters of fiscal 2008 and in the first quarter of fiscal 2010, we were only profitable in the third quarter of fiscal 2009, and may not be profitable on a quarterly or annual basis in the future. Our ability to achieve, sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products and services. We expect our operating expenses to increase as we endeavor to grow revenue, and we anticipate that we will make investments in our business. Our results of operations will be harmed if our revenue does not increase at a rate commensurate with the rate of increase in our expenses. If our revenue is less than anticipated or if our operating expenses exceed our expectations or cannot be adjusted quickly and efficiently, we may continue to experience quarterly or annual losses.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. As well, our appliance may be used to block content from being accessed. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with our customers, for defamation, negligence, intellectual property infringement, personal injury, censorship, invasion of privacy or other legal theories based on the nature, content, copying or modification of this content. As of July 31, 2009, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed. Any of the foregoing actions could adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description

10.61	Amended and restated form of CEO Change in Control Severance Agreement, between the Company and its Chief Executive Officer, effective August 20, 2009.

10.62	Amended and restated form of Executive Change in Control Severance Agreement, between the Company and its executive officers, effective August 20, 2009.

10.63	Offer letter with Gordon C. Brooks, dated as of August 25, 2009.

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ MICHAEL J. GENNARO
Michael J. Gennaro
Principal Financial and Accounting Officer

Dated: September 2, 2009