Form 10-Q
period 2009-10-31
BLUE COAT SYSTEMS INC
filed 2009-12-01
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

There were 40,577,482 shares of the registrant’s Common Stock, par value $0.0001, issued and outstanding as of November 23, 2009.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies (including our planned acquisition of S7 Software Solutions Pvt.), as well as internally developed technologies; the expansion and effectiveness of our direct sales force, distribution channel, and marketing activities, including the realignment of our sales force and changes in our global fulfillment model; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	October 31, 2009	April 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,521	$114,163
Accounts receivable, net of allowance of $55 and $1,420 as of October 31, 2009 and April 30, 2009, respectively	75,677	77,161
Inventory	6,869	5,700
Prepaid expenses and other current assets	14,247	13,113
Current portion of deferred income tax assets	7,941	7,941

Total current assets	246,255	218,078
Property and equipment, net	37,944	34,955
Restricted cash	962	850
Goodwill	238,082	238,466
Identifiable intangible assets, net	42,436	48,774
Non-current portion of deferred income tax assets	19,412	19,412
Other assets	3,791	1,758

Total assets	$588,882	$562,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	19,080	24,105
Accrued payroll and related benefits	15,553	18,374
Deferred revenue	90,710	96,656
Other accrued liabilities	8,856	12,299

Total current liabilities	134,199	151,434
Deferred revenue, less current portion	41,877	33,923
Deferred rent, less current portion	6,405	5,703
Long-term income taxes payable	15,948	12,677
Other non-current liabilities	437	600
Zero Coupon Convertible Senior Notes, due in 2013	76,794	76,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 40,550 and 39,713 shares issued and outstanding at October 31, 2009 and April 30, 2009, respectively	2	2
Additional paid-in capital	1,188,125	1,168,106
Treasury stock, at cost; 375 and 330 shares held at October 31, 2009 and April 30, 2009, respectively	(2,398)	(1,629)
Accumulated deficit	(872,507)	(884,870)

Total stockholders’ equity	313,222	281,609

Total liabilities and stockholders’ equity	$588,882	$562,293

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Net revenue:
Product	$76,502	$84,797	$150,194	$158,726
Service	43,934	34,227	86,231	62,801

Total net revenue	120,436	119,024	236,425	221,527
Cost of net revenue:
Product	19,261	25,120	38,744	47,234
Service	12,947	12,017	24,984	21,970

Total cost of net revenue	32,208	37,137	63,728	69,204
Gross profit	88,228	81,887	172,697	152,323
Operating expenses:
Sales and marketing	45,608	44,952	91,184	88,600
Research and development	19,568	20,171	39,404	38,358
General and administrative	11,176	13,281	23,892	24,314
Amortization of intangible assets	1,822	1,862	3,643	3,024
Restructuring	—	—	—	1,546

Total operating expenses	78,174	80,266	158,123	155,842

Operating income (loss)	10,054	1,621	14,574	(3,519)
Interest income	72	349	173	851
Interest expense	(227)	(232)	(455)	(389)
Other income (expense), net	155	(1,353)	139	(1,540)

Income (loss) before income taxes	10,054	385	14,431	(4,597)
Provision for income taxes	1,687	636	2,068	1,489

Net income (loss)	$8,367	$(251)	$12,363	$(6,086)

Net income (loss) per share:
Basic	$0.19	$(0.01)	$0.28	$(0.16)

Diluted	$0.19	$(0.01)	$0.28	$(0.16)

Weighted average shares used in computing net income (loss) per share:
Basic	43,777	38,432	43,485	38,224

Diluted	45,202	38,432	44,777	38,224

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2009	2008
Operating Activities
Net income (loss)	$12,363	$(6,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,528	4,799
Amortization	6,476	5,376
Stock-based compensation	10,338	9,343
Accretion of warrants and issuance costs related to convertible senior notes	447	372
Stock-based compensation related to restructuring	—	88
Tax benefit of stock option deduction	235	197
Excess tax benefit from stock-based compensation	(792)	(156)
Loss on disposition of equipment	474	39
Changes in operating assets and liabilities:
Accounts receivable, net	1,484	(9,870)
Inventory	(1,169)	14,431
Prepaid expenses and other current assets	(1,134)	604
Other assets	(1,420)	498
Accounts payable	(5,025)	4,498
Accrued payroll and related benefits	(2,821)	(1,994)
Accrued restructuring	(101)	200
Other accrued liabilities	156	(12,020)
Deferred rent	696	(727)
Deferred income taxes	—	(393)
Deferred revenue	2,008	19,665

Net cash provided by operating activities	28,743	28,864
Investing Activities
Purchases of property and equipment	(9,991)	(11,300)
Restricted cash	(112)	—
Proceeds from sale and maturities of investment securities	—	1,204
Purchase of intangible assets	(751)	—
Acquisitions, net of cash acquired and prior investment	—	(169,327)

Net cash used in investing activities	(10,854)	(179,423)
Financing Activities
Net proceeds from issuance of common stock	8,677	6,716
Excess tax benefit from stock-based compensation	792	156
Net proceeds from issuance of convertible senior notes	—	79,657

Net cash provided by financing activities	9,469	86,529

Net increase (decrease) in cash and cash equivalents	27,358	(64,030)
Cash and cash equivalents at beginning of period	114,163	160,974

Cash and cash equivalents at end of period	$141,521	$96,944

Supplemental schedule of non-cash investing and financing activities
Cash paid for income taxes, net of refunds	$2,701	$6,613
Cash paid for interest	$8	$15

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

We evaluated subsequent events through the date and time our condensed consolidated financial statements were issued on November 30, 2009.

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

Restricted Cash

Restricted cash is comprised of $1.0 million in cash and cash equivalents pledged as collateral for two separate irrevocable letters of credit. These letters of credit currently expire in February and May 2010, respectively. The larger letter of credit, which is required by the terms of the lease of our corporate headquarters, is secured by deposits and provides for automatic annual extensions, without amendment, on each successive expiration date, but no later than the lease expiration of November 30, 2015. The second letter of credit, which relates to an insurance policy, is secured by deposits and provides for automatic extension, without amendment, for one year following the date of expiration. The deposits securing these letters of credit are classified as restricted cash in the accompanying condensed consolidated balance sheets as of October 31, 2009 and April 30, 2009, respectively.

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of demand deposit accounts, money market accounts, commercial paper, corporate securities, U.S. government agency discount notes and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. Such deposits may be in excess of insured limits. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents in our condensed consolidated balance sheets at October 31, 2009 and April 30, 2009. We believe the financial risks associated with these financial instruments are not material, and have not experienced material losses from our investments in these instruments.

Generally, we do not require collateral for sales to customers. However, we perform on-going credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. During the three and six months ended October 31, 2009, Arrow Enterprise Computing Solutions, Inc. (formerly, Alternative Data Technology, Inc.), a distributor, accounted for 13.8% and 11.9% of our net revenue, respectively. During the three and six months ended October 31, 2008, Arrow Enterprise Computing Solutions, Inc. accounted for 16.0% and 13.3% of our net revenue, respectively. As of October 31, 2009, Arrow Enterprise Computing Solutions, Inc. and Westcon Group European Operations Ltd., a distributor, accounted for 15.8% and 11.2% of our gross accounts receivable balance, respectively. As of April 30, 2009, Arrow Enterprise Computing Solutions, Inc. accounted for 12.4% of our gross accounts receivable balance.

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

Supply Chain Liabilities and Valuation of Inventory

We outsource our manufacturing, product fulfillment and repair operations to contract manufacturers and a third party logistics provider, and a significant portion of our cost of net revenue is a result of this activity. Our contract manufacturers procure components and manufacture our products based on demand forecasts that we prepare. These forecasts are based on estimates of future product demand and are adjusted for overall market conditions. If the actual product demand is significantly lower than forecasted, we may be required to write down our inventory or accrue for excess supply chain liability, which could have an adverse impact on our gross margins and profitability.

Inventory consists of raw materials and finished goods. Inventory is recorded at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventory, we are required to make estimates regarding future customer demand, last time buy decisions, the timing of new product introductions, economic trends and market conditions.

In connection with our acquisition of Packeteer during fiscal 2009, we recorded inventory purchased as part of the acquisition at its approximate fair value, equal to its estimated selling prices less the sum of the costs of disposal and a reasonable profit allowance for the selling effort. This resulted in a $20.3 million write-up of acquired inventory from its carrying value prior to the acquisition, of which approximately $0.5 million remains in inventory at October 31, 2009 and is expected to be sold by the end of the fourth quarter of fiscal 2010.

Inventory, net, consisted of the following:

	October 31, 2009	April 30, 2009
	(in thousands)
Raw materials	$3,398	$2,389
Finished goods	3,471	3,311

Total	$6,869	$5,700

Guarantees, Indemnifications and Warranty Obligations

Our customer agreements generally include certain provisions for indemnifying such customers against liabilities if our products infringe a third party’s intellectual property rights. We have one customer agreement that contains an indemnification provision for costs that would be incurred in connection with a product recall. To date, we have not incurred any material costs as a result of such indemnification provisions and we have not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

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

Changes in our warranty obligations, which are included in other accrued liabilities in our condensed consolidated balance sheet for the six months ended October 31, 2009, were as follows (in thousands):

Warranty obligation at April 30, 2009	$876
Warranties issued during the period	1,340
Settlements made during the period	(1,317)
Change in estimate of warranty obligation during the period	(211)

Warranty obligation at October 31, 2009	$688

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”). The guidance eliminates the concept of a “qualifying special-purpose entity”

and changes the requirements for derecognizing financial assets. The guidance is effective as of the beginning the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. We will adopt the guidance in our first quarter of fiscal 2011. We do not anticipate this adoption will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). The guidance eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and to require ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It also requires additional disclosures about an enterprise’s involvement in variable interest entities. The guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. We will adopt the guidance in our first quarter of fiscal 2011. We do not anticipate this adoption will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The guidance establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this guidance for our second quarter ending October 31, 2009. There was no change to our consolidated financial statements due to the implementation of this guidance.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first reporting period beginning after issuance. We will adopt ASU 2009-05 in our third quarter of fiscal 2010 and are currently evaluating the impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, VSOE, third party evidence of selling price (TPE), or estimated selling price (ESP).

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 amends the scope of software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition, to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality.

ASU 2009-13 and ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We are currently evaluating the impact of these new accounting standards on our consolidated financial statements.

Note 2. Per Share Amounts

Our Convertible Senior Notes as defined in Note 5 are participating securities whereby the holder would participate equally in any future dividends and in undistributed earnings with common stockholders; therefore, we calculated basic and diluted net income per share using the two-class method. Our unvested restricted stock awards and the Warrants as defined in Note 5 are also considered participating securities; however, the number of unvested restricted stock awards and Warrants outstanding is immaterial and therefore not included in our calculation under the two-class method. See Note 5 for further information regarding the Convertible Senior Notes and Warrants.

Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders is determined after allocating undistributed earnings to Convertible Senior Note holders. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares assuming the (i) dilutive effect of outstanding stock awards, warrants and shares issuable under our employee stock purchase plan using the treasury stock method, and (ii) conversion of Convertible Senior Notes. For periods for which there is a net loss, the numbers of shares used in the computation of diluted net loss per share are the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive. No portion of the loss for the three and six months ended October 31, 2008 was allocated to the participating securities under the two-class method since there is no contractual obligation for the Convertible Senior Notes to share in our losses.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations reconciled to basic and diluted per share amounts available to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Basic net income (loss) per share
Numerator:
Net income (loss)	$8,367	$(251)	$12,363	$(6,086)
Less: undistributed earnings allocated to Convertible Senior Notes holders	(737)	—	(1,096)	—

Net income (loss) available to common stockholders	$7,630	$(251)	$11,267	$(6,086)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per share	43,777	38,432	43,485	38,224
Effect of participating Convertible Senior Notes	(3,854)	—	(3,854)	—

Weighted average common shares outstanding using the two-class method	39,923	38,432	39,631	38,224

Basic income (loss) available to common stockholders per share	$0.19	$(0.01)	$0.28	$(0.16)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$8,367	$(251)	$12,363	$(6,086)
Less: undistributed earnings allocated to Convertible Senior Notes holders	(713)	—	(1,064)	—

Net income (loss) available to common stockholders	$7,654	$(251)	$11,299	$(6,086)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per share	43,777	38,432	43,485	38,224
Add: Weighted average employee stock options	1,155	—	1,006	—
Add: Other weighted average dilutive potential common stock	270	—	286	—

Weighted average common shares used in computing diluted net income (loss) per share	45,202	38,432	44,777	38,224
Effect of participating Convertible Senior Notes	(3,854)	—	(3,854)	—

Weighted average common share outstanding using the two-class method	41,348	38,432	40,923	38,224

Diluted income (loss) available to common stockholders per share	$0.19	$(0.01)	$0.28	$(0.16)

For the three and six months ended October 31, 2009, outstanding stock options and restricted stock awards covering 4.5 million and 5.0 million shares, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive because their exercise prices were greater than or equal to the average market price of the common shares during the period.

For the three and six months ended October 31, 2008, outstanding stock options, employee stock purchase plan shares and restricted stock awards covering 6.5 million and 6.0 million shares, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive due to our net loss for the period.

Warrants to purchase 385,356 shares of our common stock were outstanding at October 31, 2009 and 2008. The warrants were included in the computation of the diluted net income per share for the three months ended October 31, 2009 because the exercise price of the warrants was less than the average market price of our common stock during the period.

The warrants were not included in the computation of diluted net income per share for six months ended October 31, 2009 and for the three and six months ended October 31, 2008 because the exercise price of the warrants was greater than the average market price of our common stock during those periods; therefore, their inclusion would have been anti-dilutive.

Shares of our common stock issuable upon the assumed conversion of the Convertible Senior Notes in the amount of 3,853,564 were not included in the computation of diluted net income per share for the three and six months ended October 31, 2008, due to our net loss for the period.

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

In connection with our acquisition of Packeteer, we formulated a plan to exit certain Packeteer facilities, discontinue certain Packeteer products, and involuntarily terminate the employment of certain Packeteer employees. In connection with this plan, on the acquisition date of June 6, 2008, we accrued $11.6 million related to employee severance costs and $1.9 million related to lease termination costs. From the acquisition date of June 6, 2008 through October 31, 2009, we paid $11.3 million related to employee severance costs and $3.5 million related to lease termination costs, and we decreased the employee severance accrual by $0.3 million and increased the lease termination accrual by $1.6 million. The increase to the lease termination accrual includes a $1.6 million real estate commission paid in fiscal 2009 in connection with the termination of an assumed lease. As of October 31, 2009, we had $53,000 in unpaid lease termination costs, the balance of which is included in other accrued liabilities in our condensed consolidated balance sheet as of October 31, 2009. We anticipate the unpaid balances for lease termination costs will be paid by the end of the third quarter of fiscal 2012.

The following table summarizes the activity related to the acquisition restructuring accrual for the six months ended October 31, 2009:

	Severance	Facilities
	(in thousands)
Balance at April 30, 2009	$79	$893
Cash payment	(79)	(416)
Adjustment to accrual	—	(384)

Balance at July 31, 2009	—	93
Cash payment	—	(40)

Balance at October 31, 2009	$—	$53

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

The following pro forma financial information for the period presented includes purchase accounting adjustments for amortization charges from acquired identifiable intangible assets, depreciation on acquired property and equipment, adjustments to interest expense and issuance costs associated with convertible notes, stock-based compensation expense and related tax effects:

Six Months Ended October 31, 2008
(in thousands)
Net revenue	$232,213
Net loss	$(12,055)
Net loss per share—basic	$(0.32)
Net loss per share—diluted	$(0.32)

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill generally are not deductible for tax purposes. Current activity recorded to goodwill was as follows (in thousands):

Balance at April 30, 2009	$238,466
Goodwill adjustments	(384)

Balance at July 31, 2009	238,082
Goodwill adjustments	—

Balance at October 31, 2009	$238,082

Intangible Assets

Our acquired intangible assets are as follows (in thousands):

October 31, 2009	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(9,394)	$16,637
Core technology	5 years	2,929	(2,908)	21
Customer relationships	5-7 years	37,023	(11,365)	25,658
Trade name	2 years	400	(280)	120

Total		$66,383	$(23,947)	$42,436

April 30, 2009	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(7,058)	$18,973
Core technology	5 years	2,929	(2,649)	280
Customer relationships	5-7 years	37,023	(7,722)	29,301
Trade name	2 years	400	(180)	220

Total		$66,383	$(17,609)	$48,774

Amortization expense for our intangibles assets for the three and six months ended October 31, 2009 and 2008 were allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	(in thousands)
Included in cost of net revenue	$1,347	$1,347	$2,695	$2,275
Included in operating expenses	1,822	1,863	3,643	3,025

Total	$3,169	$3,210	$6,338	$5,300

As of October 31, 2009, we had no identifiable intangible assets with indefinite lives. The weighted average remaining life of identifiable intangible assets was 3.6 years and 4.0 years as of October 31, 2009 and April 30, 2009, respectively.

Estimated amortization expense related to intangible assets in future periods is as follows:

Year Ended April 30,	Amortization
(in thousands)
2010 (remaining six months)	$6,059
2011	11,889
2012	11,781
2013	11,607
2014	1,100
Thereafter	—

$42,436

Note 5. Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. The Convertible Senior Notes are reported on the condensed consolidated balance sheets at $76.8 million as of October 31, 2009, net of discounts of $3.2 million primarily related to the value assigned to the Warrants, which is amortized to interest expense over the life of the Convertible Senior Notes.

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

Note 6. Consolidated Balance Sheet Data

Restructuring

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of the employment of 33 employees of Blue Coat. Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. The termination of employment of all 33 employees occurred during the first quarter of fiscal 2009, and we recorded a restructuring charge of $1.5 million in our consolidated statements of operations, including $0.1 million of stock-based compensation related to the acceleration of certain equity awards during that quarter. Since inception of the plan through the first quarter of fiscal 2010, we paid severance in the amount of $1.5 million related to this accrual. We did not incur restructuring charges related to this plan in the second quarter of fiscal 2010 and do not anticipate incurring future restructuring charges related to this plan. See Note 13 for information regarding the restructuring plan that initiated in November 2009.

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	As of
	October 31, 2009	April 30, 2009
	(in thousands)
Professional and consulting fees	$1,583	$2,450
Accrued facility related costs	1,035	—
Accrued royalty	786	2,300
Warranty obligations	688	876
Sales and marketing costs	404	883
Lease termination costs	53	893
Other	4,307	4,897

Total other accrued liabilities	$8,856	$12,299

Deferred Revenue

Deferred revenue consisted of the following:

	As of
	October 31, 2009	April 30, 2009
	(in thousands)
Deferred product revenue, current	$1,878	$5,263
Deferred service revenue, current	88,832	91,393

Total deferred revenue, current	90,710	96,656
Deferred service revenue, long-term	41,877	33,923

Total deferred revenue	$132,587	$130,579

Note 7. Fair Value of Assets and Liabilities

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash equivalents and Restricted Cash

The carrying amount of cash and cash equivalents and restricted cash reported on the balance sheet approximates its fair value. The fair values of cash equivalents are based upon quoted market prices.

Convertible Senior Notes

The carrying amount of the Convertible Senior Notes is net of discounts, primarily related to the associated Warrants. The fair value of the Convertible Senior Notes as of October 31, 2009 was determined based on an internal valuation model, which utilized quoted market prices and interest rates for similar instruments, and is approximately $91.5 million. See Note 5 for further information regarding the Convertible Senior Notes and Warrants.

The estimated fair values of our financial instruments are as follows:

	As of
	October 31, 2009		April 30, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Assets:
Cash	$20,975	$20,975	$15,833	$15,833
Money market funds	121,508	121,508	99,180	99,180

	$142,483	$142,483	$115,013	$115,013

Reported as:
Assets:
Cash and cash equivalents		$141,521		$114,163
Long-term restricted cash		962		850

		$142,483		$115,013

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable. These levels of inputs are the following:

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

Fair Value Measurements on a Recurring Basis

Our financial instruments are valued using quoted prices in active markets. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of October 31, 2009 and April 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
October 31, 2009:
Money market funds (1)	$121,508	$—	$—	$121,508
April 30, 2009:
Money market funds (1)	$99,180	$—	$—	$99,180

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets as of October 31, 2009 and April 30, 2009.

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

Fair Value Measurements on a Nonrecurring Basis

During the quarter ended October 31, 2009, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination).

Note 8. Stock-based Compensation

The following table summarizes the stock-based compensation expense for stock options, our Employee Stock Purchase Plan (“ESPP”), restricted stock awards and restricted stock unit awards that we recorded in our condensed consolidated statements of operations for the three and six months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	(in thousands)
Stock-based compensation expense:
Cost of product	$248	$165	$463	$324
Cost of service	567	326	942	576
Sales and marketing	2,070	1,730	3,757	3,251
Research and development	1,457	1,384	2,989	2,501
General and administrative	1,185	1,489	2,187	2,691

Subtotal	5,527	5,094	10,338	9,343
Restructuring	—	—	—	88

Total	$5,527	$5,094	$10,338	$9,431

We use the Black-Scholes option pricing model to calculate compensation expense. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered our historical volatility and implied volatility in developing our estimate of expected volatility.

For the three and six months ended October 31, 2009 and 2008, we used the following weighted average assumptions to estimate the fair value of stock options granted:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Risk-free rate	2.40%	2.43%	2.60%	3.14%
Expected dividend yield	—	—	—	—
Expected life (in years)	4.80	4.00	4.80	4.00
Expected volatility	0.65	0.83	0.66	0.72
Expected forfeitures	14.0%	14.0%	14.0%	14.0%

For the three and six months ended October 31, 2009 and 2008, we used the following weighted average assumptions to estimate the fair value of shares purchased under our ESPP:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Risk-free rate	0.23%	1.97%	0.36%	1.90%
Expected dividend yield	—	—	—	—
Expected life (in years)	0.50	0.50	0.50	0.50
Expected volatility	0.59	0.79	0.72	0.76

During the three and six months ended October 31, 2009, options to purchase 225,800 shares and 466,460 shares, respectively, were exercised. As of October 31, 2009, there was approximately $25.9 million and $1.0 million of unrecognized stock-based compensation expense related to stock option grants and ESPP awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 2.8 years and 0.1 years.

The cost of awards of restricted stock and restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which generally is four years. During the second quarter of fiscal 2010, we awarded 10,166 restricted stock units and canceled 27,111 shares of restricted stock awards and 4,576 restricted stock units. As of October 31, 2009, we had approximately $4.0 million and $3.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to awards of restricted stock and restricted stock units, respectively, which we will recognize over the remaining weighted average vesting period of approximately 2.5 years and 3.1 years.

Note 9. Income Taxes

The provision for income taxes for the three and six months ended October 31, 2009 was $1.7 million and $2.1 million, respectively, compared with $0.6 million and $1.5 million for the three and six months ended October 31, 2008, respectively. The provision primarily reflects current U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense and the utilization of tax attributes, a temporary suspension of net operating losses under California Assembly Bill 1452 and retroactive renewal and extension of the federal research and development credit under the Emergency Economic Stabilization Act of 2008.

Our total gross unrecognized tax benefits as of October 31, 2009 and April 30, 2009 were $22.4 million and $18.8 million, respectively. The increase was primarily related to uncertainties with respect to the taxation of cross-border arrangements within the group that were recorded in the period. Included in our gross unrecognized tax benefits as of October 31, 2009 are approximately $20.9 million of tax benefits that, if recognized, would result in a reduction to our effective tax rate.

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $1.2 million as of October 31, 2009, including approximately $0.1 million and $0.2 million charged to provision for income taxes for the three and six months ended October 31, 2009, respectively.

Due to our taxable loss position from inception through fiscal year 2007, all tax years are subject to examination in U.S. federal and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2003 forward, none of which are individually material. We are unable to anticipate the change in the balance of the unrecognized tax benefits in the next twelve months due to the possibility of tax examinations and our continued assessment of potential contingencies.

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

Rent expense was $2.5 million and $5.0 million for the three and six months ended October 31, 2009, respectively, and $2.7 million and $4.7 million for the three and six months ended October 31, 2008, respectively.

As of October 31, 2009, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
2010 (remaining six months)	$4,882
2011	8,948
2012	8,598
2013	8,530
2014	7,901
Thereafter	11,794

Total future minimum lease payments	$50,653

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing materials and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation under these arrangements at October 31, 2009 was $4.6 million.

Note 11. Litigation

Although we cannot predict the outcome of the IPO allocation cases, the derivative litigations or the patent litigation discussed below, the costs of defending these matters (including, as applicable, our obligations to indemnify current or former officers, directors, employees or customers) could have a material adverse effect on our results of operations and financial condition.

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

The parties have reached a global settlement of the litigation. Plaintiffs filed a motion for preliminary settlement approval with the Court on April 2, 2009. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company and Packeteer, and the Company and Packeteer would not bear any financial liability. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors are seeking to appeal.

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

The plaintiffs in the federal action, by letter dated June 20, 2008, demanded our Board of Directors take action to remedy the conduct complained of. The demand followed our filing of a motion to dismiss on the grounds that plaintiffs had failed to make a pre-suit demand. The demand letter largely repeats the allegations and requested relief in the federal and state derivative actions. The federal court stayed the action until December 18, 2009 to permit our Board of Directors to consider the demand. In response to the demand letter, our Board of Directors formed a special committee, composed of directors James R. Tolonen and Keith Geeslin, on June 25, 2008. The special committee was granted plenary authority to decide whether it is in the best interests of the Company and its shareholders to pursue or otherwise resolve the claims raised in the demand letter and in the federal and state derivative actions and any other claims of the Company that the special committee deems necessary or appropriate to consider concerning our historical stock option practices.

The court in the state action has stayed that action pending a case management conference presently scheduled for January 8, 2010.

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

This is one of 54 actions that were coordinated for pretrial purposes as In re Section 16(b) Litigation, Master Case No. 07-1549 JLR, with the first action filed on October 2, 2007. In July 2008, Packeteer and 29 other nominal defendants moved to dismiss the amended complaint. Packeteer also separately moved to dismiss the action brought against it on the ground that the plaintiff lacks standing to pursue the action because her interest was extinguished when Packeteer merged into our wholly-owned subsidiary on June 6, 2008. The Court heard the motions to dismiss in January 2009. On March 12, 2009, as a consequence of those motions, the Court issued an Order Dismissing Cases and entered judgment dismissing the actions, including the action brought against Packeteer. The Court denied as moot, Packeteer’s separate motion to dismiss.

On March 31, 2009, Simmonds appealed the judgment to the Court of Appeals for the Ninth Circuit, and thereafter filed an amended notice of appeal on April 10, 2009 at the court’s request. The underwriter defendants filed a cross-appeal in each of the cases wherein the issuers moved for dismissal (including the appeal relating to Packeteer’s IPO). The parties have been engaged in briefing the matters to be heard on appeal.

Patent Litigation

On April 18, 2008, Realtime Data, LLC d/b/a IXO (“Realtime”) filed a patent infringement lawsuit in the United States District Court, Eastern District of Texas against Packeteer and eleven other companies, including five customers of Packeteer (Realtime Data, LLC d/b/a IXO v. Packeteer, Inc. et al., Civil Action No. 6:08-cv-144). The complaint asserted infringement of seven patents. Packeteer is alleged to have infringed five of those patents. On June 20, 2008, Realtime filed a First Amended Complaint which asserts infringement of two additional patents. Packeteer is alleged to have infringed one of those patents. The First Amended Complaint also names us as a defendant and asserts that we infringe the same six patents that allegedly are infringed by Packeteer. The plaintiff seeks damages for past infringement, enhanced damages for alleged willful infringement, and injunctive relief. We and Packeteer have denied infringement of the patents, and have counterclaimed against the plaintiff, asserting that all of the patent claims asserted against us are invalid or unenforceable. The Court issued a Memorandum and Order on Claim Construction on June 22, 2009. On July 22, 2009 the Court ruled that Realtime must elect a single patent to assert at Trial against each defendant with all other patent claims held in abeyance. Realtime has elected to assert against Blue Coat a patent that is allegedly infringed by our ProxySG product. The Court denied Realtime’s motion seeking leave to amend its infringement contentions to add additional claims of infringement against our ProxySG product on August 18, 2009. Blue Coat has filed a motion for summary judgment of non-infringement relating to the ProxySG product. This summary judgment motion is currently pending. Trial is set for January 4, 2010.

Note 12. Geographic and Product Category Information Reporting

We conduct business in one operating segment that designs, develops and sells products and services that optimize and secure the delivery of business applications and other information to distributed users over a WAN. Our chief operating decision maker, our chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. Our revenue consists of two product categories: product and service.

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area:

	Three months ended October 31,
	2009		2008
	$	%	$	%
	(dollars in thousands)
Americas (1)	$55,255	45.9%	$61,295	51.5%
EMEA (2)	44,952	37.3	37,586	31.6
APAC (3)	20,229	16.8	20,143	16.9

Total net revenue	$120,436	100.0%	$119,024	100.0%

	Six months ended October 31,
	2009		2008
	$	%	$	%
	(dollars in thousands)
Americas (1)	$108,560	45.9%	$103,126	46.5%
EMEA (2)	86,705	36.7	78,857	35.6
APAC (3)	41,160	17.4	39,544	17.9

Total net revenue	$236,425	100.0%	$221,527	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East, and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category:

	Three months ended October 31,
	2009		2008
	$	%	$	%
	(dollars in thousands)
Product	$76,502	63.5%	$84,797	71.2%
Service	43,934	36.5	34,227	28.8

Total net revenue	$120,436	100.0%	$119,024	100.0%

	Six months ended October 31,
	2009		2008
	$	%	$	%
	(dollars in thousands)
Product	$150,194	63.5%	$158,726	71.7%
Service	86,231	36.5	62,801	28.3

Total net revenue	$236,425	100.0%	$221,527	100.0%

At October 31, 2009, substantially all of our long-lived assets were located in the United States.

Note 13. Subsequent Events

On November 3, 2009, we committed to a restructuring plan, which includes a planned net reduction of approximately 10% of our current headcount over the next two quarters and the closure of three facilities, including two research and development facilities located in Riga, Latvia, and South Plainfield, New Jersey. We plan to consolidate our research and development work at three existing locations—Sunnyvale, California, Draper, Utah and Waterloo, Ontario, Canada—and to open a new location in Bangalore, India. The restructuring commenced on November 4, 2009, and is expected to be completed by the end of the first quarter of fiscal 2011.

These actions were approved as part of our continuing effort to improve our profitability, to realign our research and development activity and resources, and to drive greater productivity throughout our organization.

We expect to incur restructuring charges of $12 to $16 million, including cash outlays of $11 to $14 million. Of the total restructuring charges, we expect to incur $10 to $13 million in charges related to severance and related benefits and $2 to $3 million in charges related to facility closures and consolidations. We expect to incur a majority of these charges in the third quarter of fiscal 2010, and to incur the remainder of the charges by the end of the first quarter of fiscal 2011.

On November 5, 2009, through certain wholly-owned subsidiaries, we entered into a Stock Purchase Agreement with S7 Software Solutions Pvt. Ltd. (“S7”) and its shareholders to acquire all of the shares of S7 for $5.25 million. The transaction is currently expected to be completed in the third fiscal quarter of 2010. The transaction is subject to approval by the Reserve Bank of India.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies (including our planned acquisition of S7 Software Solutions Pvt. Ltd.), as well as internally developed technologies; the effectiveness of our direct sales force, distribution channel, and marketing activities, including the realignment of our sales force and changes in our global fulfillment model; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

In fiscal 2009, we commenced implementation of our business strategy to be the leader in the market for products and services that comprise an Application Delivery Network (“ADN”) infrastructure. We look at an ADN infrastructure as a set of products and services that provides visibility into the business applications operating on a network, as well as optimizing and securing the delivery of those applications. While much of our focus during the past two fiscal years has been in the area of WAN optimization, we believe that our ability to differentiate WAN optimization with our traditional secure web gateway products and technologies and with the application performance monitoring products and technologies we acquired from our acquisition of Packeteer, Inc., in June 2008, is fundamental to our current and continued success.

During the first half of fiscal 2010, we expanded our view of the ADN infrastructure, and refined our business strategy, to include the delivery of ADN functionality through the “cloud,” or as a service that is accessed by end users remotely through the Internet. We also have explored delivery of ADN functionality through software that can serve as a “virtual appliance” on third party hardware products. Additionally, we identified market opportunities in the telecommunications carrier business arising from the need of such carriers either to substantially increase their bandwidth consumption or to adopt other solutions, such as caching technology, where we have substantial expertise. As a consequence, during our second quarter of fiscal 2010 we took steps to reorganize our development and other product-oriented resources into groups focusing on three separate product and market opportunities: ADN appliances and software; cloud-based ADN services: and carrier infrastructure products. We will be implementing this reorganization during the remainder of fiscal 2010.

In addition to reorganizing our product resources, we also recently took steps to re-align our corporate-wide resources in a manner designed both to effectively execute our business strategy and to increase our operating profitability. As a consequence of our present strategy, together with current business exigencies and revenue levels, we committed to a plan of restructuring on November 3, 2009. This plan was formally announced on November 5, 2009, and included a net reduction of approximately 10% of our then current headcount and the closure of three of our smaller remote facilities. We expect to incur restructuring charges of $12 to $16 million over the next several quarters as further disclosed below under “Restructuring Charges.”

We plan to consolidate our research and development activities at three existing facilities and a new facility to be opened in India. We announced that, through certain of our wholly-owned subsidiaries, we had entered into an agreement to acquire all of the shares of S7 Software Solutions (Pvt.) Ltd., a software services company located in Bangalore, India (“S7”), and our intent that S7 serve as our Indian development facility and constitute a platform upon which we would expand our development activities in this lower cost region.

Also in connection with our restructuring activities, we reorganized our services and support to more closely track our new tiered sales model (that assigns sales representatives based on the customer size and opportunity) and to more quickly bring skilled resources to address our customers’ complex problems.

We continue to monitor current global macroeconomic conditions and their actual and anticipated impact on IT spending, generally, and our business, specifically. While we believe that our ADN products offer an attractive return on investment to current and potential customers, the current economy may continue to affect our ability to close sales transactions.

Our sales mix during recent quarters has included an increasing portion of revenue from services, which we believe results in part from customers continuing to use existing IT products and systems rather than purchasing new products, as well as our increased focus on sales of multi-year service contracts, service renewal rates and customer budgets that favor spending on service.

We track many financial metrics as key measures of our business performance, including net revenue, operating margin, deferred revenue, cash flow from operations, and cash position.

Net Revenue

Net revenue, which includes product and service revenue, increased to $120.4 million in the second quarter of fiscal 2010 from $119.0 million in the second quarter of fiscal 2009. Net product revenue in the second quarter of fiscal 2010 was $76.5 million, an $8.3 million decrease compared with the same quarter in fiscal 2009, which we believe was primarily due to the current economy, which has affected our ability to close sales transactions as some customers are postponing or reducing their purchase size as they more carefully scrutinize their IT spending. Net product revenue primarily includes sales of our Proxy and PacketShaper appliances and licenses to our WebFilter product. We recognized $43.9 million in service revenue in the second quarter of fiscal 2010, a $9.7 million increase compared with the same quarter in fiscal 2009. The increase in service revenue was driven primarily by continued growth in our installed base, resulting in an increase in revenue from renewal service contracts.

Operating Margin

Our operating income increased $8.4 million to $10.1 million in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. This increase was attributable to the increase in net revenue discussed above, as well as an increase in our gross profit margin from 68.8% in the second quarter of fiscal 2009 to 73.3% in the second quarter of fiscal 2010 and a decrease in operating expenses of $2.1 million in the second quarter of fiscal 2010 compared with that in fiscal 2009. The year-over-year gross margin increase primarily resulted from the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of net revenue and service revenue by $11.3 million in total for the second quarter of fiscal 2009 compared with a negative impact of $1.6 million in total for the same period in fiscal 2010. At October 31, 2009, $0.5 million of the fair value write-up on the acquired Packeteer inventory and $1.7 million of the fair value write-down on Packeteer’s deferred service revenue remained to be recognized. Excluding the fair value purchase accounting impact on gross profit in these two periods, gross profit margin in the second quarter of fiscal 2010 would have been approximately 150 basis points lower than that of the same period in fiscal 2009 primarily as a result of changes in product and revenue mix and product pricing.

Operating expenses primarily consist of sales and marketing, research and development, general and administrative expenses, and amortization of intangible assets. Personnel-related costs, including stock-based compensation, are the primary driver of the expenses in each functional area. As of October 31, 2009 we had 1,481 full-time equivalent employees, an increase of 16% from the 1,279 full-time equivalent employees at October 31, 2008. The majority of those headcount increases related to additional personnel in sales and marketing and research and development.

Deferred Revenue

Net deferred revenue was $132.6 million at October 31, 2009 compared with $130.6 million at April 30, 2009. The increase was primarily due to a $6.3 million increase in the sales of new and renewal service contracts to our customers, including an increase in long-term service contracts sold with our appliances, partially offset by a $4.3 million decrease in deferred revenue related to our channel inventory as a result of the change to our direct fulfillment model.

Cash Flow from Operations and Cash Position

For the first six months of fiscal 2010, we generated cash flow from operations of $28.7 million, compared with $28.9 million generated for the same period in fiscal 2009. The decrease in operating cash flow was primarily driven by higher working capital requirements in the current period, offset by higher net income in fiscal 2010 of $12.4 million. Our cash and cash equivalents and restricted cash were $142.5 million at October 31, 2009, compared with $115.0 million at April 30, 2009. The overall increase in our cash and cash equivalents balance was primarily due to the cash generated by operations and net proceeds from issuance of common stock, partially offset by capital purchases during the period.

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

We have discussed the development and selection of critical accounting policies and estimates with the audit committee of our board of directors. We believe the accounting policies described below are those that most frequently require us to make estimates and judgments that materially affect our financial statements and that are critical to the understanding of our financial condition and results of operations:

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

For direct sales to end-users, value-added resellers and distributors that do not have stock rotation rights, we recognize product revenue upon transfer of title and risk of loss, which generally is upon shipment. We do not accept orders from value-added resellers when we are aware that the value-added reseller does not have an order from an end user customer. We generally do not have significant obligations for future performance, such as rights of return or pricing credits, associated with sales to end users and value-added resellers.

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

For arrangements that include multiple elements, such as appliances, maintenance or software, we use the residual method to recognize revenue for the delivered elements. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements, provided that vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements. VSOE of fair value is based on the price charged when the element is sold separately. We analyze our stand alone maintenance renewals by stratification of sales channel and service offering. We determine the VSOE of fair value for maintenance by analyzing our stand alone maintenance renewals and noting that a substantial majority of transactions fall within a narrow range for each stratum. In limited cases, VSOE of fair value has been based on management determined prices. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized at the earlier of delivery of those elements or establishment of fair value for the remaining undelivered elements. When VSOE of fair value cannot be determined for any undelivered maintenance, subscription or service element, revenue for the entire arrangement is recognized ratably over the maintenance, subscription or service period.

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

Stock-Based Compensation

Effective May 1, 2006, we adopted the fair value recognition provisions of Accounting Standards Codification (“ASC”) No. 718, Compensation—Stock Compensation, (“ASC 718”, formerly FASB Statement No. 123(R)) using the modified prospective transition method. Under that transition method, compensation expenses recognized beginning on that date include: (a) compensation expense for all unvested share-based payments granted prior to May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation expense for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. We use the Black-Scholes option valuation model to calculate compensation expense.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected term of options, the expected price volatility of the stock underlying such options, the risk-free interest rate, and the expected forfeiture rate.

Supply Chain Liabilities and Valuation of Inventory

We outsource our manufacturing, product fulfillment and repair operations to contract manufacturers, and a significant portion of our cost of net revenue is a result of this activity. Our contract manufacturers procure components and manufacture our products based on demand forecasts that we prepare. These forecasts are based on estimates of future product demand and are adjusted for overall market conditions. If the actual product demand is significantly lower than forecasted, we may be required to write down our inventory or accrue for excess supply chain liability, which could have an adverse impact on our gross margins and profitability.

Inventory consists of raw materials and finished goods. Inventory is recorded at the lower of cost (using the first-in, first-out method) or market, after we give appropriate consideration to obsolescence and inventory in excess of anticipated future demand. In assessing the ultimate recoverability of inventory, we are required to make estimates regarding future customer demand, last time buy decisions, the timing of new product introductions, economic trends and market conditions.

Acquisitions, Goodwill and Identifiable Intangible Assets

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

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

We perform goodwill impairment tests annually during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared with the carrying amount of our assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2009 and concluded that no impairment existed at April 30, 2009. During the first six months of fiscal 2010, there were no significant events or changes of circumstances that affect our valuation of goodwill.

We periodically evaluate potential impairments of our long-lived assets, including identifiable intangible assets. We evaluate long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Impairment is recognized when the carrying amount of an asset exceeds its fair value as calculated on a discounted cash flow basis.

Income Taxes

We use the liability method to account for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense and calculating the deferred income tax expense related to temporary difference resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of the amortization of certain intangible assets. These temporary differences result in deferred tax assets or liabilities, which are included within the consolidated balance sheets.

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

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. We review our uncertain tax benefits quarterly, and we may adjust such uncertain tax benefits because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations with tax authorities of different countries concerning our transfer pricing, resolution with respect to individual audit issues/audit years, or expiration of statutes of limitations. In addition, our tax contingency reserve includes certain amounts for potential tax assessments for pre-acquisition tax years of acquired companies, which, if recognized, will be recorded to our provision for income taxes.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Net revenue:
Product	63.5%	71.2%	63.5%	71.7%
Service	36.5%	28.8%	36.5%	28.3%

Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue:
Product	16.0%	21.1%	16.4%	21.3%
Service	10.7%	10.1%	10.6%	9.9%

Total cost of net revenue	26.7%	31.2%	27.0%	31.2%
Gross profit	73.3%	68.8%	73.0%	68.8%
Operating expenses:
Sales and marketing	37.9%	37.8%	38.6%	40.0%
Research and development	16.2%	17.0%	16.7%	17.3%
General and administrative	9.3%	11.2%	10.1%	11.0%
Amortization of intangible assets	1.5%	1.5%	1.5%	1.4%
Restructuring	—	—	—	0.7%

Total operating expenses	64.9%	67.5%	66.9%	70.4%

Operating income (loss)	8.4%	1.3%	6.1%	(1.6)%
Interest income	0.1%	0.1%	0.1%	0.2%
Interest expense	(0.2)%	(0.0)%	(0.2)%	(0.0)%
Other income (expense), net	0.1%	(1.1)%	0.1%	(0.7)%

Income (loss) before income taxes	8.4%	0.3%	6.1%	(2.1)%
Provision for income taxes	1.4%	0.5%	0.9%	0.7%

Net income (loss)	7.0%	(0.2)%	5.2%	(2.8)%

Net Revenue

Net revenue includes product and service revenue. Net product revenue primarily includes sales of our Proxy and PacketShaper appliances and licenses to our WebFilter product. Net service revenue primarily includes sales of new and renewal service contracts and sales of third party software. Although it is generally our practice to promptly ship products upon receipt of properly finalized purchase orders based on our published shipping lead times, we occasionally have orders that have not shipped or have otherwise not met all the required criteria for revenue recognition at the end of the quarter. In some of these cases, we may exercise discretion over the timing of shipments, which affects the timing of revenue recognition for those orders. In such cases, we consider a number of factors, including: our operational capacity to fulfill orders at the end of the quarter; our published shipment lead times; the delivery dates requested by customers and resellers; the effect of the related revenue on our business plan; the amount of orders shipped and received in the quarter; and the concentration orders received at the end of the quarter.

The following is a summary of net revenue and the changes in net revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	(dollars in thousands)
Total net revenue	$120,436	$119,024	$236,425	$221,527
Change from same period prior year ($)	$1,412	$45,599	$14,898	$85,699
Change from same period prior year (%)	1.2%	62.1%	6.7%	63.1%

Quarter Ended October 31, 2009 compared with Quarter Ended October 31, 2008: Net revenue, which includes product and service revenue, increased $1.4 million, or 1.2%, in the second quarter of fiscal 2010 compared with the same period in fiscal 2009. Net product revenue in the second quarter of fiscal 2010 was $76.5 million, an $8.3 million decrease compared with the same quarter in fiscal 2009, which we believe was primarily due to the current economy, which has affected our ability to close sales transactions as some customers are postponing or reducing their purchase size as they more carefully scrutinize their IT spending. In addition, we experienced a lower average transaction size in the largest transactions compared with the comparable prior year in the Americas. Net service revenue in the second quarter of fiscal 2010 was $43.9 million, a $9.7 million increase compared with the same period in fiscal 2009. The increase in service revenue was the result of continued growth in our installed base and a resulting increase in revenue from renewal service contracts. As our installed base continues to grow, we expect the proportion of revenue generated from services to increase.

Six Months Ended October 31, 2009 compared with Six Months Ended October 31, 2008: Net revenue, which includes product and service revenue, increased $14.9 million, or 6.7%, in the first six months of fiscal 2010 compared with the same period in fiscal 2009. Net product revenue in the first six months of fiscal 2010 was $150.2 million, an $8.5 million decrease compared with the same period in fiscal 2009, which we believe was primarily due to the current economy, which has affected our ability to close sales transactions as some customers are postponing or reducing their purchase size as they more carefully scrutinize their IT spending. Net service revenue in the first six months of fiscal 2010 was $86.2 million, a $23.4 million increase compared with the same period in fiscal 2009. The increase in service revenue was the result of continued growth in our installed base and the resulting increase in revenue from renewal service contracts.

The following is a summary of net revenue by geographic area:

	Three months ended October 31,
	2009		2008
	$	%	$	%
	(dollars in thousands)
Americas (1)	$55,255	45.9%	$61,295	51.5%
EMEA (2)	44,952	37.3	37,586	31.6
APAC (3)	20,229	16.8	20,143	16.9

Total net revenue	$120,436	100.0%	$119,024	100.0%

	Six months ended October 31,
	2009		2008
	$	%	$	%
	(dollars in thousands)
Americas (1)	$108,560	45.9%	$103,126	46.5%
EMEA (2)	86,705	36.7	78,857	35.6
APAC (3)	41,160	17.4	39,544	17.9

Total net revenue	$236,425	100.0%	$221,527	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East, and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

Revenues from customers outside of the Americas continued to be a significant part of our revenue mix. For the three and six months ended October 31, 2009, approximately 54.1% of our total net revenue was derived from customers outside of the Americas compared with 48.5% and 53.5% for the three and six months ended October 31, 2008.

Net revenue in the Americas decreased $6.0 million in the second quarter of fiscal 2010, down 9.9% compared with the same period in fiscal 2009. This decrease was driven by a $9.8 million decrease in product revenue primarily because of a lower average transaction size in the largest transactions compared with the comparable prior year period. This decline was offset by a $3.8 million increase in service revenue driven by continued growth in our installed base, resulting in an increase in revenue from renewal service contracts. Net revenue in the Americas for the six months ended October 31, 2009 increased $5.4 million, up 5.3% compared with the same period in fiscal 2009, driven by an increase in product revenue in the first quarter of fiscal 2010 primarily from sales of our Proxy appliances and an increase in service revenue driven by continued growth in our installed base, resulting in an increase in sales of renewal service contracts.

Net revenue in EMEA increased $7.4 million in the second quarter of fiscal 2010, up 19.6% from the same period in fiscal 2009. This increase was driven by a $3.4 million increase in product revenue primarily from sales our Proxy appliances in addition to a $4.0 million increase in service revenue driven by continued growth in our installed base, resulting in an increase in revenue from renewal service contracts. Net revenue in EMEA for the six months ended October 31, 2009 increased $7.8 million, up 10.0% compared with the same period in fiscal 2009 for similar reasons as previously noted.

Net revenue in APAC increased $0.1 million in the second quarter of fiscal 2010, up 0.4% from the same period in fiscal 2009. We believe that the rate of revenue growth in APAC from the second quarter of fiscal 2009 to the same period in fiscal 2010 was static because of unfavorable economic conditions in APAC. The $1.8 million decline in product revenue was offset by a $1.9 million increase in service revenue driven by continued growth in our installed base, resulting in an increase in revenue from renewal service contracts. Net revenue in APAC for the six months ended October 31, 2009 increased $1.6 million, up 4.1% compared with the same period in fiscal 2009 for similar reasons as previously noted.

Gross Profit

The following is a summary of gross profit:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	(dollars in thousands)
Gross profit	$88,228	$81,887	$172,697	$152,323
Gross profit margin	73.3%	68.8%	73.0%	68.8%

Quarter Ended October 31, 2009 compared with Quarter Ended October 31, 2008: Gross profit increased $6.3 million, or 7.7%, in the second quarter of fiscal 2010 compared with the same period of fiscal 2009, as a result of an increase in net revenue and related gross profit margin. Gross profit margin in the second quarter of fiscal 2010 increased to 73.3% from 68.8% in the second quarter of fiscal 2009, primarily as a result of the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of net revenue and service revenue by $11.3 million in total for the second quarter of fiscal 2009 compared with a negative impact of $1.6 million in total for the same period in fiscal 2010. Excluding the fair value purchase accounting impact on gross profit in these two periods, gross profit margin in the second quarter of fiscal 2010 would have been approximately 150 basis points lower than that of the same period in fiscal 2009 primarily as a result of changes in product and revenue mix and product pricing. Included in the current quarter is an inventory write-down related to excess quantity of a component part of the PacketShaper appliance, which negatively impacted gross profit margin by 0.5%.

Six Months Ended October 31, 2009 compared with Six Months Ended October 31, 2008: Gross profit increased $20.4 million, or 13.4%, in the first six months of fiscal 2010 compared with the same period of fiscal 2009, as a result of an increase in net revenue and related gross profit margin. Gross profit margin in the first six months of fiscal 2010 increased to 73.0% from 68.8% in the first six months of fiscal 2009, primarily as a result of the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of net revenue and service revenue by $20.8 million in total for the first six months of fiscal 2009 compared with a negative impact of $3.9 million in total for the same period in fiscal 2010.

We currently expect gross margins to improve in fiscal 2010 compared with fiscal 2009 due to a continued lower impact on cost of net revenue and service revenue from the remaining Packeteer fair value purchase accounting adjustments, which materially impacted gross margins in fiscal 2009.

Sales and Marketing

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. The following is a summary of sales and marketing expense:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	(dollars in thousands)
Sales and marketing	$45,608	$44,952	$91,184	$88,600
Sales and marketing as a percentage of net revenue	37.9%	37.8%	38.6%	40.0%

Quarter Ended October 31, 2009 compared with Quarter Ended October 31, 2008: Sales and marketing expense increased $0.7 million, or 1.5%, in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. The increase in sales and marketing expense was primarily attributable to a $2.1 million increase in salaries and benefits as a result of higher headcount and related expenses, including increased commission payments offset by lower travel expenses. The second quarter of fiscal 2009 included $1.6 million of Packeteer integration and transition related costs. Sales and marketing headcount was 546 at October 31, 2009 and 489 at October 31, 2008.

Six Months Ended October 31, 2009 compared with Six Months Ended October 31, 2008: Sales and marketing expense increased $2.6 million, or 2.9%, in the first six months of fiscal 2010 compared with the first six months of fiscal 2009. The increase in sales and marketing expense was primarily attributable to a $5.7 million increase in salaries and benefits as a result of higher headcount and related expenses, including commission payments as well as an increase in various other sales and marketing expenses to promote our Application Delivery Network strategy and market position. The first six months of fiscal 2009 included $3.6 million of Packeteer integration and transition related costs.

For the remainder of fiscal 2010, we currently expect sales and marketing expense to decline in absolute dollars and as a percentage of net revenue compared to the first half of fiscal 2010 as a result of our recently announced global restructuring plan and as we continue to manage our discretionary spending.

Research and Development

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs. The following is a summary of research and development expense:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	(dollars in thousands)
Research and development	$19,568	$20,171	$39,404	$38,358
Research and development as a percentage of net revenue	16.2%	17.0%	16.7%	17.3%

Quarter Ended October 31, 2009 compared with Quarter Ended October 31, 2008: Research and development expense decreased $0.6 million, or 3.0%, in the second quarter of fiscal 2010 compared with the same period in fiscal 2009. The decrease in research and development expense from the second quarter of fiscal 2009 was largely attributable to the second quarter of fiscal 2009 including $1.6 million of Packeteer integration and transition related costs with no comparable costs in the current period. This decrease was offset by a $1.1 million increase in salaries and benefits as a result of higher headcount in the second quarter of fiscal 2010 compared with the same period in fiscal 2009. The research and development headcount was 425 at October 31, 2009 compared with 335 at October 31, 2008.

Six Months Ended October 31, 2009 compared with Six Months Ended October 31, 2008: Research and development expense increased $1.0 million, or 2.7%, in the first six months of fiscal 2010 compared with the same period in fiscal 2009. The increase in research and development expense from the first six months of fiscal 2009 was largely attributable to a $3.5 million increase in salaries and benefits as a result of higher headcount. The first six months of fiscal 2009 included $3.0 million of Packeteer integration and transition related costs.

We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives in fiscal 2010. We currently expect research and development expense to be approximately flat in absolute dollars and to decline slightly as a percentage of net revenue compared to the first half of fiscal 2010. Although we recently announced a global restructuring plan and acquisition of S7, we do not expect to see a decline in research and development expenses for the remainder of fiscal 2010 as a majority of the headcount impacted by the restructuring plan is on transition through the end of the fiscal year.

General and Administrative

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses. The following is a summary of general and administrative expense:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	(dollars in thousands)
General and administrative	$11,176	$13,281	$23,892	$24,314
General and administrative as a percentage of net revenue	9.3%	11.2%	10.1%	11.0%

Quarter Ended October 31, 2009 compared with Quarter Ended October 31, 2008: General and administrative expense decreased $2.1 million, or 15.8%, in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. The decrease was primarily due to the second quarter of fiscal 2009 including a $1.2 million charge for bad debt expense with no comparable charge in the current period as well as $0.8 million of Packeteer integration and transition related costs.

Six Months Ended October 31, 2009 compared with Six Months Ended October 31, 2008: General and administrative expense decreased $0.4 million, or 1.7%, in the first six months of fiscal 2010 compared with the first six months of fiscal 2009. The decrease was primarily due to the second quarter of fiscal 2009 including a $1.2 million charge for bad debt expense with no comparable charge in the current period as well as $1.7 million of Packeteer integration and transition related costs, offset by a $3.0 million increase in salaries, benefits and occupancy related charges as a result of higher headcount.

For the remainder of fiscal 2010, we currently expect general and administrative expenses to be approximately flat in absolute dollars and to decline slightly as a percentage of net revenue compared to the first half of fiscal 2010 due to lower headcount as a result of our recently announced global restructuring plan.

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

For the three and six months ended October 31, 2009 and 2008, the amortization of intangible assets was related to our acquisitions of Packeteer, certain assets of the NetCache business from Network Appliance, Permeo, Inc., Cerberian, Inc. and Ositis Software, Inc. The amortization of developed technology, core technology, patents and trade name is charged to cost of net revenue, while the amortization of customer relationships is charged to operating expense. Total amortization expense for our identifiable intangible assets for the three and six months ended October 31, 2009 was $3.2 million and $6.3 million, respectively, and $3.2 million and $5.3 million for the three and six months ended October 31, 2008, respectively. Amortization expense related to intangible assets in the remaining six months of fiscal 2010 is expected to be $6.1 million.

Restructuring Charges

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of the employment of 33 employees of Blue Coat. Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. The termination of employment of all 33 employees occurred during the first quarter of fiscal 2009, and we recorded a restructuring accrual of $1.5 million in our consolidated statements of operations, including $0.1 million of stock-based compensation related to the modification of certain equity awards during that quarter. Since inception of the plan through the first quarter of fiscal 2010, we have paid severance in the amount of $1.5 million related to this accrual. We did not incur restructuring charges related to this plan in the second quarter of fiscal 2010 and do not anticipate incurring future restructuring charges related to this plan.

On November 3, 2009, we committed to a restructuring plan, which includes a planned net reduction of approximately 10% of our current headcount over the next two quarters and the closure of three facilities, including two research and development facilities located in Riga, Latvia, and South Plainfield, New Jersey. We plan to consolidate our research and development work at three existing locations—Sunnyvale, California, Draper, Utah and Waterloo, Ontario, Canada—and to open a new location in Bangalore, India. The restructuring plan was initiated on November 4, 2009, and is expected to be completed by the first quarter of fiscal 2011. We expect to incur restructuring charges of $12 to $16 million, including cash outlays of $11 to $14 million. Of the total restructuring charges, we expect to incur $10 to $13 million in charges related to severance and related benefits and $2 to $3 million in charges related to facility closures and consolidations. We expect to incur a majority of these charges in the third quarter of fiscal 2010, and to incur the remainder of the charges by the end of the first quarter of fiscal 2011.

Interest Income, Interest Expense and Other Income (Expense), Net

Interest income consists of interest income earned on our cash and marketable securities. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. At October 31, 2009, our cash was invested in money market mutual funds. Interest expense relates to amortization of the fair value of warrants and a beneficial conversion feature associated with our Convertible Senior Notes. Other income (expense), net consists primarily of foreign currency exchange gains or losses, banking fees, and non-recurring gains or losses realized outside our normal course of business. The following is a summary of interest income, interest expense and other income (expense), net:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
	(dollars in thousands)
Interest income	$72	$349	$173	$851
Interest expense	$(227)	$(232)	$(455)	$(389)
Other income (expense), net	$155	$(1,353)	$139	$(1,540)

Quarter Ended October 31, 2009 compared with Quarter Ended October 31, 2008: Interest income decreased for the second quarter of fiscal 2010 compared with the same period of fiscal 2009 as a result of a significant decrease in our average investment yield due to lower interest rates as our cash and cash equivalents are invested in money market funds. Interest expense was essentially flat in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. Other income (expense), net increased during the second quarter of fiscal 2010 compared with the same period in fiscal 2009, because of a reduction in foreign exchange losses as fluctuations between the U.S. dollar and certain foreign currencies were less significant in the second quarter of fiscal 2010 as compared with the same period of fiscal 2009.

Six Months Ended October 31, 2009 compared with Six Months Ended October 31, 2008: Interest income decreased for the first six months of fiscal 2010 compared with the same period of fiscal 2009 for similar reasons as discussed above. Interest expense increased in the first six months of fiscal 2010 due to the recognition of a full six months of amortization of the fair value of warrants and the beneficial conversion feature associated with the Convertible Senior Notes compared with five months of amortization in the first six months of fiscal 2009. Other income (expense), net increased during the first six months of fiscal 2010 compared with the same period in fiscal 2009 for similar reasons as discussed above.

Provision for Income Taxes

The provision for income taxes for the three and six months ended October 31, 2009 was $1.7 million and $2.1 million, respectively, compared with $0.6 million and $1.5 million for the three and six months ended October 31, 2008, respectively. The provision primarily reflects current U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense and the utilization of tax attributes, a temporary suspension of net operating losses under California Assembly Bill 1452 and retroactive renewal and extension of the federal research and development credit under the Emergency Economic Stabilization Act of 2008.

Our total gross unrecognized tax benefits as of October 31, 2009 and April 30, 2009 were $22.4 million and $18.8 million, respectively. The increase is primarily related to uncertainties with respect to the taxation of cross-border arrangements within the group that were recorded in the period. Included in our gross unrecognized tax benefits as of October 31, 2009 are approximately $20.9 million of tax benefits that, if recognized, would result in a reduction to our effective tax rate.

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $1.2 million as of October 31, 2009, including approximately $0.1 million and $0.2 million charged to provision for income taxes for the three and six months ended October 31, 2009, respectively.

Due to our taxable loss position from inception through fiscal year 2007, all tax years are subject to examination in U.S. federal and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2003 forward, none of which are individually material. We are unable to anticipate the change in the balance of the unrecognized tax benefits in the next twelve months due to the possibility of tax examinations and our continued assessment of potential contingencies.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, private sales of convertible notes and warrants and an initial public offering of our common stock.

Cash Equivalents and Restricted Cash

We consider all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents. We determine the appropriate classification of our investments at the time of purchase and evaluate such designation as of each balance sheet date based on our intent and whether it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis. To date, all of our investments have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, excluding the portion relating to credit loss, if any, included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of these securities is determined based on quoted market prices in active markets.

As of October 31, 2009, we had cash and cash equivalents of $141.5 million and restricted cash of $1.0 million. We believe our existing cash and cash equivalents and anticipated cash from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may seek to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of other business opportunities as they arise.

The following summarizes cash and cash equivalents and restricted cash:

	As of October 31, 2009	As of April 30, 2009
	(dollars in thousands)
Cash and cash equivalents	$141,521	$114,163
Restricted cash	962	850

Total cash and cash equivalents and restricted cash	$142,483	$115,013

Percentage of total assets	24.2%	20.5%

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

Cash Flow:

	Six Months Ended October 31,
	2009	2008
	(in thousands)
Cash provided by operating activities	$28,743	$28,864
Cash used in investing activities	(10,854)	(179,423)
Cash provided by financing activities	9,469	86,529

Net increase (decrease) in cash and cash equivalents	$27,358	$(64,030)

Cash Flows from Operating Activities: Our largest source of operating cash flows is cash collected from our customers who purchase our products and services. Our primary uses of cash from operating activities are for personnel related costs, product costs, and facilities costs.

Net cash provided by operating activities was $28.7 million for the first six months of fiscal 2010, compared with $28.9 million in the same period of fiscal 2009. Although the net cash provided by operating activities was relatively flat for the first six months of fiscal 2010 compared with the prior year same period, there were significant differences in the operating activities in the two comparable periods. The first six months of fiscal 2010 had significantly higher net income offset by working capital uses of cash including a decrease in accounts payable due to timing of payments to our vendors, a decrease in other accrued liabilities due to payments made in connection with our Packeteer acquisition, and the buy-out of an existing license agreement. The first six months of fiscal 2009 included a net loss and net sources of cash from working capital including an increase in accounts receivable primarily attributable to higher revenues associated with the Packeteer acquisition and a decrease in other accrued liabilities primarily due to the unpaid balance of transaction costs associated with the Packeteer acquisition, offset by an increase in deferred revenue primarily attributable to additional deferred revenue recorded in connection with the Packeteer acquisition and an increase in inventory primarily attributable to higher finished goods inventory held as a result of the Packeteer acquisition.

Cash Flows from Investing Activities: The changes in cash flows from investing activities primarily relate to acquisitions and purchases of property and equipment.

Net cash used by investing activities was $10.9 million for the first six months of fiscal 2010, compared with $179.4 million in the same period last year. The higher use of cash for investing activities in the first six months of fiscal 2009 was primarily due to cash used to purchase Packeteer of $169.3 million, net of cash acquired. The net cash used by our investing activities for the first six months of fiscal 2010 primarily consisted of purchases of property and equipment, primarily leasehold improvements and computer and office equipment.

Cash Flows from Financing Activities: The changes in cash flows from financing activities primarily relate to proceeds from issuance of debt obligations as well as proceeds from issuances of common stock.

Net cash provided by financing activities was $9.5 million for the first six months of fiscal 2010, compared with $86.5 million provided in the same period last year. The increase in cash provided by financing activities in the first six months of fiscal 2009 was primarily due to the net proceeds of $79.7 million from our issuance of convertible notes. The net cash provided by our financing activities for the first six months of fiscal 2010 primarily consisted of the proceeds from the exercise of employee stock options and purchases of our stock under our employee stock purchase plan.

We continue to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and short-term investments.

Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. The Convertible Senior Notes are reported on the condensed consolidated balance sheets at $76.8 million as of October 31, 2009, net of discounts of $3.2 million primarily related to the Warrants. The value assigned to the Warrants is amortized to interest expense over the life of the Convertible Senior Notes.

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

As of October 31, 2009, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
2010 (remaining six months)	$4,882
2011	8,948
2012	8,598
2013	8,530
2014	7,901
Thereafter	11,794

Total future minimum lease payments	$50,653

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing materials and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation under these arrangements at October 31, 2009 was $4.6 million.

Off-Balance Sheet Arrangements

As of October 31, 2009, we did not have any material off-balance sheet arrangements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of October 31, 2009, we had cash and cash equivalents of $141.5 million and restricted cash of $1.0 million. These amounts are primarily held in money market funds. We maintain a strict investment policy, which is intended to enhance the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates, given the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We primarily develop products in the United States and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Because all of our sales are currently billed and collected in U.S. dollars, a strengthening of the dollar could potentially make our products less price-competitive in foreign markets. Since a significant portion of our net revenue and earnings are derived from international operations, this could adversely affect our net revenue and earnings. For the three and six months ended October 31, 2009, approximately 54.1% of our total net revenue was derived from customers outside of the Americas. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies, which we consider to be an insignificant portion of our total operating expenses. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. The currency exchange risks associated with our international operations have been material in the past and could be material in the future.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Blue Coat, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Blue Coat’s management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated certain risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended April 30, 2009, to reflect our current business operations. We also have added two risk factors to those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended April 30, 2009. These risk factors are set forth at the end of this section and reflect the implementation of our recently announced plan of global restructuring and our planned acquisition of S7.

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

A high percentage of our expenses, including those related to manufacturing overhead, service and support, research and development, sales and marketing, and general and administrative functions are generally fixed in nature in the short term. As a result, if our net revenue is less than forecasted, such expenses cannot effectively be reduced to compensate for the revenue shortfall and our quarterly operating results will be adversely affected.

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

Substantially all of our revenue is generated through sales by our channel partners, which include distributors and value-added resellers. During fiscal 2009 and the first six months of fiscal 2010, approximately 98% of our revenue was generated through our channel partners. We depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and to add new sales channel partners and effectively train and integrate them with our sales process. If we are unsuccessful in those efforts, this will limit our ability to grow our business and our business, financial condition and results of operations will be adversely affected.

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

In the past, we have acquired other businesses, including our acquisition of Packeteer, Permeo Technologies, Inc. and our acquisition of certain assets of the NetCache business from Network Appliance, Inc. We have recently announced that we plan to acquire S7, a research and development outsourcing firm located in Bangalore, India, and it is likely we will acquire additional businesses or assets in the future. There is no guaranty that such acquisitions will yield the benefits we anticipate. The success of any acquisition is impacted by a number of factors, and may be subject to the following risks:

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

We currently have operations in a number of foreign countries. In fiscal 2009, 55.0% of our total net revenue was derived from customers outside of the Americas and during the first six months of fiscal 2010 54.1% of our total net revenue was derived from customers outside of the Americas; thus, our business is substantially dependent on economic conditions and IT spending in markets outside the Americas. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

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

As of October 31, 2009, we had 95 issued U.S. patents, 86 pending U.S. patent applications (provisional and non-provisional), 2 foreign issued patents and 4 pending foreign patent applications. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

In fiscal 2009, we devised a plan to revise our global fulfillment model to ship directly to our end user customers and value-added resellers worldwide. We implemented these revised practices in the first quarter of fiscal 2010. This did not materially impact our distribution practices in North America, Latin America and Asia Pacific, where most of our distributors did not stock inventory. However, it constituted a significant change in our Europe, Middle East and Africa region, where the stocking of our products had been common. The success of this change will depend on our ability to forecast our requirements for inventory. If we fail to effectively forecast our requirements, we may be unable to fulfill customer orders or we may hold excess inventory, each of which could adversely affect our business, financial condition and results of operations.

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

While we have been profitable in certain quarters, we have not been able to maintain consistent profitability on a quarterly basis. Although we were profitable in all four quarters of fiscal 2008 and in the first and second quarters of fiscal 2010, we were only profitable in the third quarter of fiscal 2009, and may not be profitable on a quarterly or annual basis in the future. Our ability to achieve, sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products and services. We expect our operating expenses to increase as we endeavor to grow revenue, and we anticipate that we will make investments in our business. Our results of operations will be harmed if our revenue does not increase at a rate commensurate with the rate of increase in our expenses. If our revenue is less than anticipated or if our operating expenses exceed our expectations or cannot be adjusted quickly and efficiently, we may continue to experience quarterly or annual losses.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. As well, our appliance may be used to block content from being accessed. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with our customers, for defamation, negligence, intellectual property infringement, personal injury, censorship, invasion of privacy or other legal theories based on the nature, content, copying or modification of this content. As of October 31, 2009, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed. Any of the foregoing actions could adversely affect our business, financial condition and results of operations.

If we are unable to manage the transition of significant research and development operations from existing locations to India, our business could be adversely affected.

On November 5, 2009, as part of a global restructuring of our business operations, we entered into an agreement to purchase all of the shares of S7, a research and development outsourcing firm located in Bangalore, India. We currently expect the transaction to close in the third fiscal quarter of fiscal 2010, after which S7 will wind down its outsourcing work and become our dedicated Indian development center. Following the closing, we intend to transition existing development work presently being handled at other sites to the new Indian development center, and also intend to assign various new development projects to those employed at that center. While we believe that our Indian development center will achieve significant efficiencies and will reduce our operational costs, the success of this transition and the Indian development center will be affected by our ability to integrate the operation into our existing global organization. The risks inherent in this transition and remote operation include:

•	the possibility that the transition of existing work will be more difficult and more expensive than anticipated;

•	the possibility that the business cultures will not be compatible;

•	unanticipated expenses related to integration activities;

•	the impairment of relationships with existing employees as a result of the integration of new personnel;

•	costs, difficulties and delays in implementing common systems and procedures, including information technology systems and human resources practices;

•	potential inability to retain, integrate and motivate personnel; and

•	risks related to remote development operations, including management risks and risks related to intellectual property protection.

Establishing a remote development center in India will be complex and time-consuming, and may result in operational difficulties and project delays if not completed in a timely and efficient matter. We may be required to spend additional time or money on integration activities that would otherwise be spent on developing our business or on other matters. There can be no assurance that we will succeed in addressing these risks or any other problems encountered in connection with the acquisition and integration.

We recently commenced a restructuring program, which could have a material negative impact on our business.

On November 3, 2009, we committed to a restructuring plan, which includes a planned net reduction of approximately 10% of our headcount as of such date over the next two quarters and the closure of three facilities, including two research and development facilities located in Riga, Latvia, and South Plainfield, New Jersey. These actions were approved as part of our continuing effort to improve our profitability, and as a consequence of our re-alignment of our research and development activity and resources, and our efforts to drive greater productivity throughout our organization.

There can be no assurance that the expected benefits of the restructuring, included the anticipated cost reductions and productivity improvements, will be achieved. Significant risks associated with the restructuring that may impair our ability to achieve the anticipated benefits or that may otherwise harm our business include:

delays in implementation of workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia; decreased employee morale and unanticipated turnover; increased legal expenses; and the failure to meet operational targets due to the loss of employees or the disruption of ongoing projects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On October 30, 2009, we held our Annual Meeting of Stockholders for fiscal year 2009 at our headquarters in Sunnyvale, California.

On the record date of September 1, 2009, we had 39,963,436 shares of common stock outstanding and entitled to vote. At the meeting, all of the stockholders were asked to vote with respect to: (i) the election of seven (7) directors to hold office until the fiscal year 2010 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified; (ii) the ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2010; (iii) the proposal to amend the share reserve under the Company’s 2007 Stock Incentive Plan; and (iv) the proposal to amend the Company’s Employee Stock Purchase Plan.

The following nominees were elected as directors, each to hold office until the fiscal year 2010 Annual Meeting of Stockholders or until such time as their respective successors are elected and qualified, by the vote set forth below:

Nominee	Votes For	Withheld
Brian M. NeSmith	37,255,993	148,823
David W. Hanna	36,274,870	1,129,946
James A. Barth	36,901,156	503,660
Keith Geeslin	36,973,644	431,172
Timothy A. Howes	37,104,540	300,276
James R. Tolonen	37,217,117	187,699
Carol G. Mills	37,141,717	263,099

The selection of Ernst & Young LLP as our independent registered public accounting firm for Fiscal Year 2010 was ratified by the vote set forth below:

Votes For	36,459,021
Votes Against	911,720
Abstentions	34,075

The proposal to amend the share reserve under the Company’s 2007 Stock Incentive Plan was withdrawn by the Company.

The proposal to amend the Company’s Employee Stock Purchase Plan was approved by the vote set forth below:

Votes For	28,574,975
Votes Against	2,364,379
Abstentions	189,874

Item 5. Other Information

None

Item 6. Exhibits

Number	Description

10.64	Amended and restated form of CEO Change in Control Severance Agreement, between the Company and its Chief Executive Officer, effective August 20, 2009 (corrected).

10.65	Amended and Restated 2007 Stock Incentive Plan, effective August 20, 2009.

10.66	Amended and Restated Employee Stock Purchase Plan, effective October 30, 2009.

10.67	Stock Option Agreement with Gordon C. Brooks.

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Gordon C. Brooks
Gordon C. Brooks
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 30, 2009