Form 10-Q
period 2010-01-31
BLUE COAT SYSTEMS INC
filed 2010-02-25
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 000-28139

BLUE COAT SYSTEMS, INC.

(Exact Name of Registrant as Specified In Its Charter)

DELAWARE	91-1715963
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 NORTH MARY AVENUE

SUNNYVALE, CALIFORNIA 94085

(408) 220-2200

(Address, Including Zip Code, of Registrant’s Principal Executive Offices

and Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of registrant’s common stock outstanding as of February 22, 2010 was 41,612,067.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	January 31, 2010	April 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,254	$114,163
Accounts receivable, net of allowance of $103 and $1,420 as of January 31, 2010 and April 30, 2009, respectively	60,018	77,161
Inventory	5,689	5,700
Prepaid expenses and other current assets	15,527	13,113
Current portion of deferred income tax assets	9,177	7,941

Total current assets	277,665	218,078
Property and equipment, net	36,625	34,955
Restricted cash	962	850
Goodwill	242,611	238,466
Identifiable intangible assets, net	40,094	48,774
Non-current portion of deferred income tax assets	24,574	19,412
Other assets	6,790	1,758

Total assets	$629,321	$562,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,461	$24,105
Accrued payroll and related benefits	17,002	18,374
Deferred revenue	96,422	96,656
Other current liabilities	12,073	12,299

Total current liabilities	140,958	151,434
Deferred revenue, less current portion	44,137	33,923
Deferred rent, less current portion	6,409	5,703
Long-term income taxes payable	20,080	12,677
Other non-current liabilities	1,188	600
Zero Coupon Convertible Senior Notes, due in 2013	77,018	76,347
Commitments and contingencies
Blue Coat stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 41,575 and 39,713 shares issued and outstanding at January 31, 2010 and April 30, 2009, respectively	2	2
Additional paid-in capital	1,207,172	1,168,106
Treasury stock, at cost; 391 and 330 shares held at January 31, 2010 and April 30, 2009, respectively	(2,826)	(1,629)
Accumulated deficit	(865,599)	(884,870)

Total Blue Coat stockholders’ equity	338,749	281,609
Noncontrolling interest	782	—

Total stockholders’ equity	339,531	281,609

Total liabilities and stockholders’ equity	$629,321	$562,293

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Net revenue:
Product	$84,125	$72,495	$234,319	$231,221
Service	42,991	37,101	129,222	99,902

Total net revenue	127,116	109,596	363,541	331,123
Cost of net revenue:
Product	20,734	19,028	59,478	66,261
Service	11,381	11,474	36,365	33,445

Total cost of net revenue	32,115	30,502	95,843	99,706
Gross profit	95,001	79,094	267,698	231,417
Operating expenses:
Sales and marketing	42,923	43,608	134,107	132,208
Research and development	21,419	18,606	60,823	56,963
General and administrative	11,941	10,877	35,833	35,192
Amortization of intangible assets	1,803	1,821	5,446	4,846
Restructuring	9,059	—	9,059	1,546

Total operating expenses	87,145	74,912	245,268	230,755

Operating income	7,856	4,182	22,430	662
Interest income	57	289	230	1,140
Interest expense	(226)	(233)	(681)	(620)
Other expense, net	(758)	(440)	(619)	(1,980)

Income (loss) before income taxes	6,929	3,798	21,360	(798)
Provision for income taxes	21	2,735	2,089	4,225

Net income (loss)	$6,908	$1,063	$19,271	$(5,023)

Net income (loss) per share:
Basic	$0.15	$0.03	$0.44	$(0.13)

Diluted	$0.15	$0.02	$0.42	$(0.13)

Weighted average shares used in computing net income (loss) per share:
Basic	44,591	42,433	43,854	38,342

Diluted	46,780	43,190	45,484	38,342

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended January 31,
	2010	2009
Operating Activities
Net income (loss)	$19,271	$(5,023)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,999	7,467
Amortization	10,279	9,180
Stock-based compensation	14,995	13,888
Tax benefit (expense) of stock option deduction	818	(928)
Excess tax benefit from stock-based compensation	—	(176)
Loss on disposition of equipment	551	282
Changes in operating assets and liabilities:
Accounts receivable, net	17,828	(1,778)
Inventory	11	20,381
Prepaid expenses and other assets	(3,514)	(1,284)
Accounts payable	(8,644)	2,721
Accrued expenses and other liabilities	5,868	(15,156)
Deferred income taxes	(6,454)	(393)
Deferred revenue	9,980	23,683

Net cash provided by operating activities	70,988	52,864
Investing Activities
Purchases of property and equipment, and technology licenses	(16,078)	(20,605)
Restricted cash	(112)	—
Proceeds from sale and maturities of investment securities	—	1,217
Acquisitions, net of cash acquired and prior investment	(3,763)	(169,956)

Net cash used in investing activities	(19,953)	(189,344)
Financing Activities
Net proceeds from issuance of common stock	22,056	6,587
Excess tax benefit from stock-based compensation	—	176
Net proceeds from issuance of convertible senior notes	—	79,657

Net cash provided by financing activities	22,056	86,420

Net increase (decrease) in cash and cash equivalents	73,091	(50,060)
Cash and cash equivalents at beginning of period	114,163	160,974

Cash and cash equivalents at end of period	$187,254	$110,914

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Blue Coat Systems, Inc. and our subsidiaries, which, with the exception of S7 Software Solutions Pvt. Ltd. (“S7”) are each wholly owned. All inter-company balances and transactions have been eliminated. We record all acquisitions using the purchase method of accounting and, accordingly, include the acquired company’s results of operations in our consolidated results from the date of each acquisition. The consolidated financial statements include the accounts and operating results of S7 beginning January 25, 2010 and Packeteer, Inc. (“Packeteer”) beginning June 6, 2008.

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

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with our fiscal 2009 audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended April 30, 2009, as filed with the Securities and Exchange Commission (“SEC”) on June 22, 2009.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period’s presentation. Such reclassifications were not material and did not affect net revenues, operating income or net income.

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

Restricted Cash

Restricted cash is comprised of $1.0 million in cash and cash equivalents pledged as collateral for two separate irrevocable letters of credit. These letters of credit currently expire in February 2011 and May 2010, respectively. The deposits securing these letters of credit are classified as restricted cash in the accompanying condensed consolidated balance sheets as of January 31, 2010 and April 30, 2009, respectively.

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of money market accounts and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. Such deposits generally are in excess of insured limits. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Investments are classified as cash equivalents in our condensed consolidated balance sheets at January 31, 2010 and April 30, 2009. We believe the financial risks associated with these financial instruments are not material, and we have not experienced material losses from our investments in these instruments.

We do not require collateral for sales to customers. However, we perform on-going credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. Certain of our global distributors, including their various affiliates, account for more than 10% of our net revenue. In the third quarter of fiscal 2010, Arrow Enterprise Computing Solutions, Inc., Westcon Group, Inc. and ComputerLinks accounted for 11.6%, 16.4% and 26.0% of the Company’s total net revenue, respectively. In the third quarter of fiscal 2009, Arrow Enterprise Computing Solutions, Inc., Westcon Group, Inc. and ComputerLinks accounted for 13.0%, 16.2% and 17.4% of the Company’s total net revenue, respectively. In the first nine months of fiscal 2010, Arrow Enterprise Computing Solutions, Inc., Westcon Group, Inc. and ComputerLinks accounted for 11.8%, 16.7% and 23.5% of the Company’s total net revenue, respectively. In the first nine months of fiscal 2009, Arrow Enterprise Computing Solutions, Inc., Westcon Group, Inc. and ComputerLinks accounted for 13.2%, 16.5% and 16.9% of the Company’s total net revenue, respectively.

Supply Chain Liabilities and Valuation of Inventory

We outsource our manufacturing, product fulfillment and repair operations to contract manufacturers and third party logistics providers, and a significant portion of our cost of net revenue is a result of these activities. We currently purchase several key parts and components used in the manufacture of our products from a limited number of suppliers. Generally, we have been able to obtain an adequate supply of such parts and components. Our contract manufacturers procure components and manufacture our products based on demand forecasts that we prepare. These forecasts are based on estimates of future product demand.

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

Inventory, net, consisted of the following:

	January 31, 2010	April 30, 2009
	(in thousands)
Raw materials	$2,911	$2,389
Finished goods	2,778	3,311

Total	$5,689	$5,700

Guarantees, Indemnifications and Warranty Obligations

Our customer agreements generally include certain provisions for indemnifying such customers against certain liabilities, including if our products infringe a third party’s intellectual property rights. We have one customer agreement that contains an indemnification provision for costs that would be incurred in connection with a product recall. To date, we have not incurred any material costs as a result of such indemnification provisions and we have not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements or other contractual arrangements with current and former executive officers and directors of our company and of certain of our subsidiaries, which contain provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We were required to indemnify certain current and former officers and directors and other employees for their attorneys’ fees and related expenses incurred in connection with the regulatory investigations relating to our historical stock option grant practices, and expect to have indemnification obligations to certain current and former officers and directors and other employees in connection with the derivative litigation and internal investigations relating to our historical stock option granting practices.

We maintain a warranty accrual for estimated future warranty obligations based on the historical warranty costs and revenue volumes together with anticipated future warranty costs. If actual warranty expenses are greater than those projected, additional charges against earnings would be required. If actual warranty expenses are less than projected, our obligations would be reduced, which would positively impact our reported results. We generally provide a one-year warranty on hardware products.

Changes in our warranty obligations, which are included in other accrued liabilities in our condensed consolidated balance sheet for the nine months ended January 31, 2010, were as follows (in thousands):

Warranty obligation at April 30, 2009	$876
Warranties issued during the period	1,978
Warranty costs incurred during the period	(2,005)
Change in estimate of warranty obligation during the period	(211)

Warranty obligation at January 31, 2010	$638

Recent Accounting Pronouncements

Accounting Standards Codification: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The guidance establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this guidance for our second quarter ended October 31, 2009. There was no change to our consolidated financial statements due to the implementation of this guidance.

Fair Value Measurements: In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first reporting period beginning after issuance. We adopted ASU 2009-05 for our third quarter ended January 31, 2010. There was no change to our consolidated financial statements due to the implementation of this guidance.

In January, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. We will adopt the guidance in our fourth quarter of fiscal 2010. We do not anticipate this adoption will have a material impact on our consolidated financial statements.

Revenue Recognition: In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including VSOE, third party evidence of selling price (“TPE”), or estimated selling price (“ESP”).

In October 2009, the FASB also issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 excludes tangible products containing software and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 605-985, Software-Revenue Recognition.

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

Transfers of Financial Assets: In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”), issued in June 2009. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. We will adopt the guidance in our first quarter of fiscal 2011. We do not anticipate this adoption will have a material impact on our consolidated financial statements.

Amendments to Accounting Standards Codification: In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 makes various non-substantive amendments to the FASB Codification that do not fundamentally change existing GAAP; however, certain amendments could alter the application of GAAP relating to embedded derivatives and the income tax aspects of reorganization. The amended guidance is effective beginning in the first interim or annual period beginning after the release of the ASU, except for certain amendments. We will adopt the guidance in our first quarter of fiscal 2011. We do not anticipate this adoption will have a material impact on our consolidated financial statements.

Subsequent Events: On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This amendment alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The guidance became effective with the issuance of ASU 2010-09 and we adopted this guidance upon its issuance.

Note 2. Per Share Amounts

Our Convertible Senior Notes as discussed in Note 6 are participating securities whereby the holder would participate equally in any future dividends and in undistributed earnings with common stockholders; therefore, we calculated basic and diluted net income per share using the two-class method. Certain of our unvested restricted stock awards and the Warrants as discussed in Note 6 are also considered participating securities; however, the number of unvested restricted stock awards and the number of shares covered by the Warrants are immaterial and therefore not included in our calculation under the two-class method. See Note 6 for further information regarding the Convertible Senior Notes and Warrants.

Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders is determined after allocating undistributed earnings to Convertible Senior Note holders. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares issuable assuming the (i) dilutive effect of outstanding stock awards, Warrants and shares issuable under our employee stock purchase plan using the treasury stock method, and (ii) conversion of Convertible Senior Notes. For periods for which there is a net loss, the number of shares used in the computation of diluted net loss per share are the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive. No portion of the loss for the nine months ended January 31, 2009 was allocated to the participating securities under the two-class method since there is no contractual obligation under the Convertible Senior Notes for the note holders to share in our losses.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations reconciled to basic and diluted per share amounts available to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Basic net income (loss) per share
Numerator:
Net income (loss)	$6,908	$1,063	$19,271	$(5,023)
Less: undistributed earnings allocated to Convertible Senior Notes holders	(597)	(97)	(1,694)	—

Net income (loss) available to common stockholders	$6,311	$966	$17,577	$(5,023)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per share	44,591	42,433	43,854	38,342
Effect of participating Convertible Senior Notes	(3,854)	(3,854)	(3,854)	—

Weighted average common shares outstanding using the two-class method	40,737	38,579	40,000	38,342

Basic income (loss) available to common stockholders per share	$0.15	$0.03	$0.44	$(0.13)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$6,908	$1,063	$19,271	$(5,023)
Less: undistributed earnings allocated to Convertible Senior Notes holders	(569)	(95)	(1,633)	—

Net income (loss) available to common stockholders	$6,339	$968	$17,638	$(5,023)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per share	44,591	42,433	43,854	38,342
Add: Weighted average employee stock options	1,652	300	1,182	—
Add: Other weighted average dilutive potential common stock	537	457	448	—

Weighted average common shares used in computing diluted net income (loss) per share	46,780	43,190	45,484	38,342
Effect of participating Convertible Senior Notes	(3,854)	(3,854)	(3,854)	—

Weighted average common shares outstanding using the two-class method	42,926	39,336	41,630	38,342

Diluted income (loss) available to common stockholders per share	$0.15	$0.02	$0.42	$(0.13)

For the three and nine months ended January 31, 2010, outstanding stock options and restricted stock awards covering 1.9 million and 3.9 million shares, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive because their exercise prices were greater than or equal to the average market price of the common shares during the respective periods.

For the three months ended January 31, 2009, outstanding stock options and restricted stock awards covering 7.7 million shares were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive because their exercise prices were greater than or equal to the average market price of the common shares during the period.

For the nine months ended January 31, 2009, outstanding stock options, employee stock purchase plan shares and restricted stock awards covering 6.9 million shares were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive due to our net loss for the period.

Warrants to purchase 385,356 shares of our common stock were outstanding at January 31, 2010 and 2009. The Warrants were included in the computation of the diluted net income per share for the three and nine months ended January 31, 2010 because the exercise price of the Warrants was less than the average market price of our common stock during the period. The Warrants were not included in the computation of diluted net income per share for the three and nine months ended January 31, 2009 because the exercise price of the Warrants was greater than the average market price of our common stock during those periods; therefore, their inclusion would have been anti-dilutive.

Shares of our common stock issuable upon the assumed conversion of the Convertible Senior Notes in the amount of 3,853,564 were not included in the computation of diluted net income per share for the nine months ended January 31, 2009, due to our net loss for the period.

Note 3. Acquisitions

Fiscal 2010 Acquisition

S7

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7, an IT research and development outsourcing firm based in Bangalore, India. We intend to acquire the remaining shares of S7 upon receipt of regulatory approval from the Reserve Bank of India. We acquired S7 to serve as the Company’s new development center in India and to provide expertise in software development, code migration and network security. We have included the operating results of S7 in our consolidated financial results since the January 25, 2010 acquisition date. The net income attributable to the 15.5% of outstanding shares of S7 that we did not acquire (the “noncontrolling interest”) was not significant to our consolidated operating results, and so it is not presented separately in the condensed consolidated statements of operations. Additionally, we have not presented pro forma results of operations relating to this acquisition because it is not material to our consolidated financial statements.

The total purchase price was $6.4 million cash, consisting of $4.3 million for the initial shares acquired and $0.8 million of cash payable for the noncontrolling interest (which amounts include an allocation of $1.1 million of excess working capital as specified in the purchase agreement as of the closing date), and $1.3 million payable over the next 30 months. Under the stock purchase agreement, the selling shareholders will be liable to us for up to $1.3 million for any inaccuracies in, breaches or violations of or defaults under representations, warranties, covenants or agreements. Any such amounts may be withheld from the $1.3 million in remaining payments due under the purchase agreement. In allocating the purchase price based on estimated fair values, we recorded approximately $4.5 million of goodwill, $0.7 million of identifiable intangible assets for customer relationships and $1.2 million of net tangible assets. In connection with the acquisition, we recognized $0.1 million of transaction costs which are included in general and administrative expenses in our condensed consolidated statement of operations. In addition, we agreed to pay potential retention bonuses up to an aggregate amount of $2.0 million to certain S7 shareholders who were also employees. Payment of these bonuses is contingent upon the performance of post-acquisition services by those shareholders over the next 30 months. Accordingly, the potential bonus amounts will be accrued as compensation expense over the assumed retention period. Our acquisition of S7 did not result in the creation of a new business segment.

Acquired Intangible Assets

The fair value of the acquired intangible assets associated with the S7 acquisition was calculated considering market participant expectations and using an income approach with estimates and assumptions provided by S7 and our management. We used a discount rate reflective of the risk of the respective cash flows. The acquired intangible assets consist of assumed customer contracts, which represent S7’s underlying relationships with its customers. The fair value assigned to customer relationships was $0.7 million which will be amortized on a straight-line basis over the expected useful life of 4 years, consistent with the number of periods of prospective cash flow and other benefits utilized to estimate the fair values of the assets.

Noncontrolling Interest

The Company classified the noncontrolling interest in S7 as a component of equity within the condensed consolidated balance sheet. Given the Company’s majority ownership interest in S7, the fair value of the noncontrolling interest has been recorded as the interest of the shareholders holding the noncontrolling interest in the fair value of the net assets and operations of S7.

Fiscal 2009 Acquisition

Packeteer

We acquired Packeteer, a provider of sophisticated Wide Area Network (“WAN”) traffic prioritization technologies, on June 6, 2008, by means of a merger of our wholly-owned subsidiary with and into Packeteer, such that Packeteer became our wholly-owned subsidiary. We acquired Packeteer, among other things, to add to our product portfolio products that identify and classify the applications on the network and monitor application response times and utilization. We have included the operating results of Packeteer in our consolidated financial results since the June 6, 2008 acquisition date.

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

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill, which generally is not deductible for tax purposes, for the nine months ended January 31, 2010 were as follows (in thousands):

Balance at April 30, 2009	$238,466
Addition to goodwill related to S7 acquisition	4,529
Goodwill adjustments related to Packeteer acquisition	(384)

Balance at January 31, 2010	$242,611

The goodwill adjustment related to Packeteer acquisition was recorded during the first quarter of fiscal 2010 and related to the settlement of a lease liability for less than originally provided for in our purchase price allocation.

Intangible Assets

Our acquired intangible assets are as follows (in thousands):

January 31, 2010	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(10,562)	$15,469
Core technology	5 years	2,929	(2,929)	—
Customer relationships	4-7 years	37,723	(13,168)	24,555
Trade name	2 years	400	(330)	70

Total		$67,083	$(26,989)	$40,094

April 30, 2009	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(7,058)	$18,973
Core technology	5 years	2,929	(2,649)	280
Customer relationships	5-7 years	37,023	(7,722)	29,301
Trade name	2 years	400	(180)	220

Total		$66,383	$(17,609)	$48,774

Amortization expense for our intangible assets for the three and nine months ended January 31, 2010 and 2009 was allocated as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Included in cost of net revenue	$1,239	$1,348	$3,934	$3,623
Included in operating expenses	1,803	1,821	5,446	4,846

Total	$3,042	$3,169	$9,380	$8,469

As of January 31, 2010, we had no identifiable intangible assets with indefinite lives. The weighted average remaining life of identifiable intangible assets was 3.3 years and 4.0 years as of January 31, 2010 and April 30, 2009, respectively.

Estimated amortization expense related to intangible assets in future periods is as follows:

Year Ended April 30,	Amortization
(in thousands)
Remainder of 2010	$3,061
2011	12,064
2012	11,956
2013	11,782
2014	1,231

$40,094

Note 5. Restructuring Activities

Fiscal 2010 Restructuring Plan

On November 3, 2009, we committed to a restructuring plan, which included a planned net reduction of approximately 10% of our current headcount over the next two quarters and the closure of three facilities, including two research and development facilities located in Riga, Latvia, and South Plainfield, New Jersey (the “2010 Plan”). We plan to consolidate our research and development work at three existing locations—Sunnyvale, California, Draper, Utah and Waterloo, Ontario, Canada—and have opened a new location in Bangalore, India. The restructuring activities commenced on November 3, 2009, and are expected to be completed by the end of the first quarter of fiscal 2011.

These actions were approved as part of our continuing effort to improve our profitability, to realign our research and development activity and resources, and to drive greater productivity throughout our organization.

Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of employees under the 2010 Plan and pursuant to the terms of their separation agreements. The total estimated restructuring costs associated with the 2010 Plan are $13.6 million. Of the total restructuring charges, we expect to incur $11.1 million in charges related to severance and related benefits for 274 employees and $2.5 million in charges related to facility closures and consolidations. We recorded $9.1 million of restructuring charges in the third quarter of fiscal 2010, including $0.1 million of stock-based compensation, and expect to incur the remaining $4.5 million of the charges during the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011.

Fiscal 2009 Restructuring Plan

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of the employment of 33 employees of Blue Coat. Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. The termination of employment of all 33 employees occurred during the first quarter of fiscal 2009, and we recorded a restructuring charge of $1.5 million in our consolidated statements of operations, including $0.1 million of stock-based compensation. Since inception of the plan, we paid severance related costs in the amount of $1.5 million under the plan. We do not anticipate incurring future restructuring charges related to this plan.

We also planned to exit certain Packeteer facilities, discontinue certain Packeteer products, and involuntarily terminate the employment of certain Packeteer employees. On the acquisition date of June 6, 2008, we accrued $11.6 million related to employee severance costs and $1.9 million related to lease termination costs. From the acquisition date of June 6, 2008 through January 31, 2010, we paid $11.3 million related to employee severance costs and $3.5 million related to lease termination costs, and we decreased the employee severance accrual by $0.3 million and increased the lease termination accrual by $1.6 million. The increase to the lease termination accrual primarily related to a real estate commission paid in fiscal 2009 in connection with the termination of an assumed lease.

Summary of Restructuring Plans

The following table summarizes the activity related to the Company’s restructuring plans for the nine months ended January 31, 2010:

	Balance, April 30, 2009	Charges to Expense	Cash Payments	Non-cash settlements and other adjustments	Balance, January 31, 2010
	(in thousands)
Fiscal 2010 Restructuring Plan
Severance	$—	$9,029	$(6,325)	$(108)	$2,596
Facilities	—	30	(30)	—	—

Total	$—	$9,059	$(6,355)	$(108)	$2,596

Fiscal 2009 Restructuring Plan					—
Severance	$101	$—	$(101)	$—	$—
Facilities	—	—	—	—	—

Total	$101	$—	$(101)	$—	$—

Packeteer Restructuring Activities
Severance	$79	$—	$(79)	$—	$—
Facilities	893	—	(492)	(401)	—

Total	$972	$—	$(571)	$(401)	$—

Total Restructuring Plans	$1,073	$9,059	$(7,027)	$(509)	$2,596

At January 31, 2010 and April 30, 2009, accrued restructuring was included in other accrued liabilities in our condensed consolidated balance sheets.

Note 6. Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. The Convertible Senior Notes are reported on the condensed consolidated balance sheets at $77.0 million as of January 31, 2010, net of discounts of $3.0 million primarily related to the value assigned to the Warrants, which is amortized to interest expense over the life of the Convertible Senior Notes.

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

Note 7. Consolidated Balance Sheet Data

Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	As of
	January 31, 2010	April 30, 2009
	(in thousands)
Professional and consulting fees	$2,339	$2,450
Accrued royalty	2,029	2,300
Warranty obligations	638	876
Sales and marketing costs	445	883
Accrued restructuring costs	2,596	1,073
Other	4,026	4,717

Total other accrued liabilities	$12,073	$12,299

Deferred Revenue

Deferred revenue consisted of the following:

	As of
	January 31, 2010	April 30, 2009
	(in thousands)
Deferred product revenue, current	$1,309	$5,263
Deferred service revenue, current	95,113	91,393

Total deferred revenue, current	96,422	96,656
Deferred service revenue, long-term	44,137	33,923

Total deferred revenue	$140,559	$130,579

Note 8. Fair Value of Assets and Liabilities

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

Convertible Senior Notes

The carrying amount of the Convertible Senior Notes is net of discounts, primarily related to the associated Warrants. The fair value of the Convertible Senior Notes as of January 31, 2010 was determined based on an internal valuation model, which utilized quoted market prices and interest rates for similar instruments, and is approximately $100.5 million. See Note 6 for further information regarding the Convertible Senior Notes and Warrants.

The estimated fair values of our financial instruments are as follows:

	As of
	January 31, 2010		April 30, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Assets:
Cash	$37,799	$37,799	$15,833	$15,833
Money market funds	150,417	150,417	99,180	99,180

	$188,216	$188,216	$115,013	$115,013

Reported as:
Assets:
Cash and cash equivalents		$187,254		$114,163
Long-term restricted cash		962		850

		$188,216		$115,013

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

Fair Value Measurements on a Recurring Basis

Our financial instruments are valued using quoted prices in active markets. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of January 31, 2010 and April 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
January 31, 2010:
Money market funds (1)	$150,417	$—	$—	$150,417
April 30, 2009:
Money market funds (1)	$99,180	$—	$—	$99,180

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets as of January 31, 2010 and April 30, 2009.

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

Fair Value Measurements on a Nonrecurring Basis

During the quarter ended January 31, 2010, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis (e.g., goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination).

Note 9. Stock-based Compensation

The following table summarizes the stock-based compensation expense for stock options, our Employee Stock Purchase Plan (“ESPP”), restricted stock awards and restricted stock unit awards that we recorded in our condensed consolidated statements of operations for the three and nine months ended January 31, 2010 and 2009:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense:
Cost of product	$162	$176	$625	$500
Cost of service	92	263	1,034	839
Sales and marketing	1,630	1,529	5,387	4,780
Research and development	1,476	1,397	4,465	3,898
General and administrative	1,189	1,093	3,376	3,784

Subtotal	4,549	4,458	14,887	13,801
Restructuring	108	—	108	88

Total	$4,657	$4,458	$14,995	$13,889

We use the Black-Scholes option pricing model to calculate compensation expense. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. We considered our historical volatility and implied volatility in developing our estimate of expected volatility.

For the three and nine months ended January 31, 2010 and 2009, we used the following weighted average assumptions to estimate the fair value of stock options granted:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Risk-free rate	2.2%	1.3%	2.6%	2.9%
Expected dividend yield	—	—	—	—
Expected life (in years)	4.8	4.0	4.8	4.0
Expected volatility	63%	87%	66%	74%
Expected forfeitures	14.0%	14.0%	14.0%	14.0%

For the three and nine months ended January 31, 2010 and 2009, we used the following weighted average assumptions to estimate the fair value of shares purchased under our ESPP:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Risk-free rate	0.2%	2.0%	0.4%	1.9%
Expected dividend yield	—	—	—	—
Expected life (in years)	0.5	0.5	0.5	0.5
Expected volatility	59%	68%	72%	69%

During the three and nine months ended January 31, 2010, options to purchase 1,044,405 shares and 1,510,865 shares, respectively, were exercised. As of January 31, 2010, there was approximately $23.4 million and $0.2 million of unrecognized stock-based compensation expense related to stock option grants and ESPP awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 2.7 years and 0.02 years, respectively.

The cost of awards of restricted stock and restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which generally is four years. During the third quarter of fiscal 2010, we awarded 42,850 restricted stock units and canceled 27,618 shares of restricted stock and 26,608 restricted stock units. As of January 31, 2010, we had approximately $3.4 million and $3.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to awards of restricted stock and restricted stock units, respectively, which we will recognize over the remaining weighted average vesting period of approximately 2.3 years and 3.1 years, respectively.

Note 10. Income Taxes

The provision for income taxes for the three and nine months ended January 31, 2010 was $21 thousand and $2.1 million, respectively, compared with $2.7 million and $4.2 million for the three and nine months ended January 31, 2009, respectively. The provision primarily reflects current U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense and the utilization of tax attributes, and a temporary suspension of net operating losses under California Assembly Bill 1452.

Our total gross unrecognized tax benefits as of January 31, 2010 and April 30, 2009 were $26.3 million and $18.8 million, respectively. The increase was primarily related to uncertainties with respect to the taxation of cross-border arrangements within the group that were recorded in the period. Included in our gross unrecognized tax benefits as of January 31, 2010 are approximately $24.6 million of tax benefits that, if recognized, would result in a reduction to our effective tax rate.

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $1.3 million as of January 31, 2010, including approximately $0.1 million and $0.3 million charged to provision for income taxes for the three and nine months ended January 31, 2010, respectively.

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

Note 11. Commitments

Leases

We lease certain office equipment and office facilities under non-cancelable operating leases that expire at various dates through fiscal 2020. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and may contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

Rent expense was $2.5 million and $7.5 million for the three and nine months ended January 31, 2010, respectively, and $2.9 million and $7.6 million for the three and nine months ended January 31, 2009, respectively.

As of January 31, 2010, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
Remainder of 2010	$2,390
2011	9,032
2012	8,633
2013	8,521
2014	7,895
Thereafter	13,150

Total future minimum lease payments	$49,621

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing materials and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation under these arrangements at January 31, 2010 was $5.3 million.

Note 12. Litigation

Although we cannot predict the outcome of the IPO allocation cases, or the derivative litigation discussed below, the costs of defending these matters (including, as applicable, our obligations to indemnify current or former officers, directors, employees or customers) could have a material adverse effect on our results of operations and financial condition.

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

The parties reached a global settlement of the litigation and the plaintiffs filed a motion for preliminary settlement approval with the Court on April 2, 2009. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company and Packeteer, and the Company and Packeteer would not bear any financial liability. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have appealed that order to the Court of Appeals for the Second Circuit.

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

The Court in the state action has stayed that action pending a case management conference presently scheduled for March 26, 2010, and the Court in the federal action has stayed that action until April 2, 2010.

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

On March 31, 2009, Simmonds appealed the judgment to the Court of Appeals for the Ninth Circuit, and thereafter filed an amended notice of appeal on April 10, 2009 at the Court’s request. The underwriter defendants filed a cross-appeal in each of the cases wherein the issuers moved for dismissal (including the appeal relating to Packeteer’s IPO). The parties have briefed the matters to be heard on appeal but the Court has not yet set a date for oral argument.

Patent Litigation

On April 18, 2008, Realtime Data, LLC d/b/a IXO (“Realtime”) filed a patent infringement lawsuit in the United States District Court, Eastern District of Texas against Packeteer and eleven other companies, including five customers of Packeteer (Realtime Data, LLC d/b/a IXO v. Packeteer, Inc. et al., Civil Action No. 6:08-cv-144). The complaint asserted infringement of seven patents, and alleged that Packeteer infringed five of those patents. On June 20, 2008, Realtime filed a First Amended Complaint which asserted infringement of two additional patents and alleged that Packeteer infringed one of those patents. The First Amended Complaint also named us as a defendant and asserted that we infringed the same six patents allegedly infringed by Packeteer. The plaintiff sought damages for past infringement, enhanced damages for alleged willful infringement, and injunctive relief. We and Packeteer denied infringement of the patents, and counterclaimed against the plaintiff, asserting that all of the patent claims asserted against us are invalid or unenforceable.

The matter settled in its entirety on January 12, 2010, pursuant to the terms of a License and Settlement Agreement between the parties. The Court entered an Order of Dismissal with prejudice of Realtime’s complaint as against us, Packeteer and our customers on January 26, 2010, and final judgment against Realtime was entered on February 1, 2010. In connection with the entry of final judgment, all pending motions were denied as moot.

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

Net revenue is attributed to geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area:

	Three months ended January 31,
	2010		2009
	$	%	$	%
	(dollars in thousands)
Americas (1)	$53,561	42.1%	$44,110	40.2%
EMEA (2)	50,531	39.8	43,905	40.1
APAC (3)	23,024	18.1	21,581	19.7

Total net revenue	$127,116	100.0%	$109,596	100.0%

	Nine months ended January 31,
	2010		2009
	$	%	$	%
	(dollars in thousands)
Americas (1)	$162,121	44.6%	$147,236	44.5%
EMEA (2)	137,236	37.7	122,762	37.0
APAC (3)	64,184	17.7	61,125	18.5

Total net revenue	$363,541	100.0%	$331,123	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category:

	Three months ended January 31,
	2010		2009
	$	%	$	%
	(dollars in thousands)
Product	$84,125	66.2%	$72,495	66.1%
Service	42,991	33.8	37,101	33.9

Total net revenue	$127,116	100.0%	$109,596	100.0%

	Nine months ended January 31,
	2010		2009
	$	%	$	%
	(dollars in thousands)
Product	$234,319	64.5%	$231,221	69.8%
Service	129,222	35.5	99,902	30.2

Total net revenue	$363,541	100.0%	$331,123	100.0%

At January 31, 2010, substantially all of our long-lived assets were located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues and gross margins; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

Overview

We sell a family of proxy and other appliances, and related software and services. Our appliances, together with our software, optimize and secure the delivery of business applications and other information over a Wide Area Network (“WAN”) or across an enterprise’s Internet gateway, where its local computer network links to the public Internet.

Our business strategy is to be the leader in the market for products and services that comprise an Application Delivery Network (“ADN”) infrastructure. We look at an ADN infrastructure as a set of products and services that provides visibility into the business applications operating on a network, as well as optimizing and securing the delivery of those applications. While much of our focus during the past two years has been in the area of WAN optimization, we believe that our unique ability to differentiate WAN optimization with our traditional secure web gateway products and technologies and with the application performance monitoring products and technologies we acquired from our acquisition of Packeteer, Inc. is fundamental to our current and continued success.

In fiscal 2010, we expanded our view of the ADN infrastructure and refined our business strategy to include delivering ADN functionality to new markets and through new delivery models. We reorganized our product-oriented and development resources into three groups to support this strategy, which are described below, and presently are in the final stages of completing this reorganization.

Our ADN appliance and software group, which focuses on our traditional large enterprise ADN business, will introduce a new family of virtual software-based WAN optimization appliances designed to run as virtual images on industry standard servers in the first half of calendar 2010. We believe that software-based virtual appliances will be viewed as an attractive option to certain enterprise and mid-market customers in search of a cost effective way to further consolidate their branch office IT infrastructures.

Our new carrier infrastructure group is developing an appliance that utilizes our proven caching technologies to serve the telecommunication carriers market. The amount of digital content transported by these carriers, such as video, rich media and Web 2.0 applications, has been dramatically increasing. As a consequence, they must either substantially increase their bandwidth capacity or adopt other technological solutions. We believe that our carrier appliance will provide a unique and cost-effective solution that will enable carriers to better scale their networks in line with their service delivery models and subscriber demand.

Our new cloud-based ADN services group is focusing on the design, development and delivery of cloud-based services that initially will include web security and over time can expand to include border and gateway services, and ADN services delivered via the Internet. We believe mid-market and smaller enterprise customers seeking to eliminate costs and reduce the complexity of their IT environments will increasingly turn to cloud-based services offerings that require less expenditure on incremental infrastructure and can be quickly provisioned, managed and expanded over the Internet.

During the third quarter of fiscal 2010, we committed to a global restructuring plan to realign our corporate-wide resources in a manner designed both to effectively execute our business strategy and to increase our operating profitability. This plan was formally announced on November 5, 2009, and included a net reduction of approximately 10% of our then current headcount and the closure of three of our smaller remote development facilities. The total estimated restructuring costs associated with the plan are $13.6 million. We incurred restructuring charges of $9.1 million in the third quarter of fiscal 2010 and expect to incur the remaining $4.5 million of the charges over the next two fiscal quarters, as further disclosed below under “Restructuring Charges.”

During the third quarter of fiscal 2010, we opened a new research and development facility in Bangalore, India. This facility was acquired through our purchase of 84.5% of the outstanding shares of S7 Software Solutions Pvt. Ltd. (“S7”) on January 25, 2010, and is currently staffed by S7 employees and certain of our employees who have relocated.

Many of the steps that we took during this fiscal year were intended to improve our operating profitability. We believe that operating profitability is an important measure of our performance and, in fact, we provide cash incentive compensation to our employees (other than quota-carrying sales force) based upon our attainment of non-GAAP operating profitability targets defined in our Profit Sharing Plan. While our goal is to achieve sustained operating profitability near or above what was achieved in the third quarter of fiscal 2010, many factors can impact our future operating profitability, including the global economic environment, seasonality and our ability to balance those activities that are necessary to drive future growth while controlling current operating costs. Additionally, the operating profitability in the third quarter of fiscal 2010 was higher than we had projected due to the postponement of certain expenses in connection with our acquisition of S7, which will be incurred in the fourth quarter of fiscal 2010.

We experienced a higher than normal linearity of product shipments during the first two months of the third quarter of fiscal 2010 compared with the same months in previous quarters and, as a consequence, collected more accounts receivable by quarter end from transactions within the quarter. We believe this was primarily due to calendar year-end IT spending and improved economic conditions. This resulted in a 21% decline in our accounts receivable balance which positively impacted our cash flow from operations in the quarter. We expect the linearity of our product shipments to normalize in the fourth quarter of fiscal 2010.

We track many financial metrics as key measures of our business performance, including net revenue, operating margin, deferred revenue, cash flow from operations and cash position.

Net Revenue

Net revenue, which includes product and service revenue, increased to $127.1 million in the third quarter of fiscal 2010 from $109.6 million in the third quarter of fiscal 2009. Net product revenue in the third quarter of fiscal 2010 was $84.1 million, an $11.6 million increase compared with the same quarter in fiscal 2009, due to an increased demand for our products, which we believe primarily resulted from an improvement in the economic environment and enterprise IT spending for products that help customers improve their ability to manage bandwidth costs, security and network performance. Net product revenue primarily includes revenue from sales of our ProxySG and PacketShaper appliances and licenses to our WebFilter product. We recognized $43.0 million in service revenue in the third quarter of fiscal 2010, a $5.9 million increase compared with the same quarter in fiscal 2009. The increase in service revenue was driven primarily by an increase in revenue from renewal service contracts.

Operating Margin

Our operating income increased $3.7 million to $7.9 million in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. This increase was attributable to the increase in net revenue discussed above, as well as an increase in our gross profit margin from 72.2% in the third quarter of fiscal 2009 to 74.7% in the third quarter of fiscal 2010, partially offset by an increase in operating expenses of $12.2 million in the third quarter of fiscal 2010 compared with the same quarter in fiscal 2009. The increase in operating expenses was primarily driven by the $9.1 million restructuring charges in the current quarter. The year-over-year gross margin increase resulted from favorable product mix and pricing and the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of net revenue and service revenue by $4.4 million in total for the third quarter of fiscal 2009 compared with a negative impact of $0.9 million in total for the same period in fiscal 2010. At January 31, 2010, $1.2 million of the fair value write-down on Packeteer’s deferred service revenue remained to be recognized. Excluding the fair value purchase accounting impact on gross profit in these two periods, gross profit margin in the third quarter of fiscal 2010 would have been approximately 106 basis points higher than that of the same period in fiscal 2009 primarily as a result of favorable changes in product mix.

Operating expenses consist of sales and marketing, research and development, general and administrative expenses, amortization of intangible assets and restructuring charges. Personnel-related costs, including stock-based compensation, are the primary driver of the expenses in each functional area. As of January 31, 2010 and 2009 we had 1,356 full-time equivalent employees. The January 31, 2010 headcount included 68 employees acquired in the S7 acquisition. Although we initiated our global restructuring plan in the third quarter of fiscal 2010, we do not expect to see a substantial decline in personnel-related costs in the fourth quarter of fiscal 2010 as a majority of our remaining employees covered by the restructuring plan are providing transition services through the end of the fiscal year.

Deferred Revenue

Net deferred revenue was $140.6 million at January 31, 2010 compared with $130.6 million at April 30, 2009. The increase was primarily due to a $15.1 million increase in the sales of renewal service contracts to our customers, including an increase in long-term service contracts sold with our appliances, partially offset by a $5.1 million decrease in deferred revenue related to the cessation of stocking shipments to our distributors who previously carried inventory, as a result of our change to a direct fulfillment model. At January 31, 2010, the remaining balance of this deferred revenue was $0.1 million as our transition to a direct fulfillment model was substantially complete.

Cash Flow from Operations and Cash Position

For the first nine months of fiscal 2010, we generated cash flow from operations of $71.0 million, compared with $52.9 million generated for the same period in fiscal 2009. The increase in operating cash flow was primarily driven by higher net income of $19.3 million in fiscal 2010, offset by lower working capital requirements in the current period. Our cash and cash equivalents and restricted cash were $188.2 million at January 31, 2010, compared with $115.0 million at April 30, 2009. The overall increase in our cash and cash equivalents balance was primarily due to higher cash generated by operations and net proceeds from issuance of common stock, partially offset by capital and technology licenses purchases during the period and the acquisition of S7. The increased proceeds from issuance of common stock were driven primarily by an increase in stock option exercises in the current period.

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

Stock-Based Compensation

Effective May 1, 2006, we adopted the fair value recognition provisions of Accounting Standards Codification (“ASC”) No. 718, Compensation—Stock Compensation, (“ASC 718”, formerly FASB Statement No. 123(R)) using the modified prospective transition method. Under that transition method, compensation expenses recognized beginning on that date include: (a) compensation expense for all unvested share-based payments granted prior to May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement 123; and (b) compensation expense for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. We use the Black-Scholes option valuation model to calculate compensation expense.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected term of options, the expected price volatility of the stock underlying such options, the risk-free interest rate, and the expected forfeiture rate.

Supply Chain Liabilities and Valuation of Inventory

We outsource our manufacturing, product fulfillment and repair operations to contract manufacturers and third party logistics providers, and a significant portion of our cost of net revenue is a result of these activities.

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

Acquisitions, Goodwill and Identifiable Intangible Assets

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration be recorded at the date of acquisition at their respective fair values. Goodwill is measured as a residual as of the acquisition date, which in most cases, results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of net assets acquired, including any contingent consideration. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

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

We perform goodwill impairment tests annually during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared with the carrying amount of our assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2009 and concluded that no impairment existed at April 30, 2009. During the first nine months of fiscal 2010, there were no significant events or changes of circumstances that affect our valuation of goodwill.

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

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, tax authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Net revenue:
Product	66.2%	66.1%	64.5%	69.8%
Service	33.8%	33.9%	35.5%	30.2%

Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue:
Product	16.3%	17.4%	16.4%	20.0%
Service	9.0%	10.4%	10.0%	10.1%

Total cost of net revenue	25.3%	27.8%	26.4%	30.1%
Gross profit	74.7%	72.2%	73.6%	69.9%
Operating expenses:
Sales and marketing	33.8%	39.8%	36.9%	39.9%
Research and development	16.8%	17.0%	16.7%	17.2%
General and administrative	9.4%	9.9%	9.9%	10.6%
Amortization of intangible assets	1.4%	1.7%	1.5%	1.5%
Restructuring	7.1%	—	2.4%	0.5%

Total operating expenses	68.5%	68.4%	67.4%	69.7%

Operating income	6.2%	3.8%	6.2%	0.2%
Interest income	0.1%	0.3%	0.1%	0.4%
Interest expense	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Other expense, net	(0.6)%	(0.4)%	(0.2)%	(0.6)%

Income (loss) before income taxes	5.5%	3.5%	5.9%	(0.2)%
Provision for income taxes	0.1%	2.5%	0.6%	1.3%

Net income (loss)	5.4%	1.0%	5.3%	(1.5)%

Net Revenue

Net revenue includes product and service revenue. Net product revenue primarily includes revenue from sales of our ProxySG and PacketShaper appliances and licenses to our WebFilter product. Net service revenue primarily includes sales of new and renewal service contracts and sales of third party software. Although it is generally our practice to promptly ship products upon receipt of properly finalized purchase orders based on our published shipping lead times, we occasionally have orders that have not shipped or have otherwise not met all the required criteria for revenue recognition at the end of the quarter. In some of these cases, we may exercise discretion over the timing of shipments, which affects the timing of revenue recognition for those orders. In such cases, we consider a number of factors, including: our operational capacity to fulfill orders at the end of the quarter; our published shipment lead times; the delivery dates requested by customers and resellers; the effect of the related revenue on our business plan; the amount of orders shipped and received in the quarter; and the concentration of orders received at the end of the quarter.

The following is a summary of net revenue and the changes in net revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(dollars in thousands)
Total net revenue	$127,116	$109,596	$363,541	$331,123
Change from same period prior year ($)	$17,520	$28,215	$32,418	$113,914
Change from same period prior year (%)	16.0%	34.7%	9.8%	52.4%

Quarter Ended January 31, 2010 compared with Quarter Ended January 31, 2009: Net revenue, which includes product and service revenue, increased $17.5 million, or 16.0%, in the third quarter of fiscal 2010 compared with the same period in fiscal 2009. Net product revenue in the third quarter of fiscal 2010 was $84.1 million, an $11.6 million increase compared with the same quarter in fiscal 2009, due to increased demand for our products, which we believe primarily resulted from an improvement in the economic environment and enterprise IT spending for products that help customers improve their ability to manage bandwidth costs, security and network performance. Net service revenue in the third quarter of fiscal 2010 was $43.0 million, a $5.9 million increase compared with the same period in fiscal 2009. The increase in service revenue was the result of continued growth in our installed base and a resulting increase in revenue from renewal service contracts. As our installed base continues to grow, we expect service revenue to increase in absolute value and the proportion of revenue generated from services to increase modestly.

Nine Months Ended January 31, 2010 compared with Nine Months Ended January 31, 2009: Net revenue, which includes product and service revenue, increased $32.4 million, or 9.8%, in the first nine months of fiscal 2010 compared with the same period in fiscal 2009. Net product revenue in the first nine months of fiscal 2010 was $234.3 million, a $3.1 million increase compared with the same period in fiscal 2009, due to increased demand for our products, which we believe primarily resulted from an improvement in the economic environment. Net service revenue in the first nine months of fiscal 2010 was $129.2 million, a $29.3 million increase compared with the same period in fiscal 2009. The increase in service revenue was the result of continued growth in our installed base and the resulting increase in revenue from renewal service contracts.

The following is a summary of net revenue by geographic area:

	Three months ended January 31,
	2010		2009
	$	%	$	%
	(dollars in thousands)
Americas (1)	$53,561	42.1%	$44,110	40.2%
EMEA (2)	50,531	39.8	43,905	40.1
APAC (3)	23,024	18.1	21,581	19.7

Total net revenue	$127,116	100.0%	$109,596	100.0%

	Nine months ended January 31,
	2010		2009
	$	%	$	%
	(dollars in thousands)
Americas (1)	$162,121	44.6%	$147,236	44.5%
EMEA (2)	137,236	37.7	122,762	37.0
APAC (3)	64,184	17.7	61,125	18.5

Total net revenue	$363,541	100.0%	$331,123	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

Revenues from customers outside of the Americas are a significant part of our revenue mix. Since all of our sales are currently invoiced in U.S. dollars, a change in the value of the dollar relative to foreign currencies could affect the demand for our products and therefore impact our revenues in foreign markets. For the three and nine months ended January 31, 2010, approximately 57.9% and 55.4%, respectively, of our total net revenue was derived from customers outside of the Americas compared with 59.8% and 55.5% for the three and nine months ended January 31, 2009.

Net revenue in the Americas increased $9.5 million in the third quarter of fiscal 2010, up 21.4% compared with the same period in fiscal 2009. This increase was driven by a $7.9 million increase in product revenue primarily from shipments of our ProxySG and PacketShaper appliances in addition to a $1.6 million increase in service revenue driven by an increase in revenue from renewal service contracts. Net revenue in the Americas for the nine months ended January 31, 2010 increased $14.9 million, up 10.1% compared with the same period in fiscal 2009 for similar reasons as noted for the current quarter.

Net revenue in EMEA increased $6.6 million in the third quarter of fiscal 2010, up 15.1% from the same period in fiscal 2009. This increase was driven by a $3.9 million increase in product revenue primarily from shipments of our ProxySG appliances, partially offset by a decrease in shipment of our PacketShaper appliances, in addition to a $2.7 million increase in service revenue driven by an increase in both new and renewal service revenue. Net revenue in EMEA for the nine months ended January 31, 2010 increased $14.5 million, up 11.8% compared with the same period in fiscal 2009 for similar reasons as noted for the current quarter.

Net revenue in APAC increased $1.4 million in the third quarter of fiscal 2010, up 6.7% from the same period in fiscal 2009. This increase was driven by an increase in service revenue due to an increase in revenue from both new and renewal service contracts partially offset by a $0.2 million decline in product revenue. The decline in product revenue was due to a decrease in shipments of our ProxySG appliances, partially offset by an increase in shipments of our PacketShaper appliances. Net revenue in APAC for the nine months ended January 31, 2010 increased $3.1 million, up 5.0% compared with the same period in fiscal 2009 for similar reasons as noted for the current quarter.

Gross Profit

The following is a summary of gross profit:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(dollars in thousands)
Gross profit	$95,001	$79,094	$267,698	$231,417
Gross profit margin	74.7%	72.2%	73.6%	69.9%

Quarter Ended January 31, 2010 compared with Quarter Ended January 31, 2009: Gross profit increased $15.9 million, or 20.1%, in the third quarter of fiscal 2010 compared with the same period of fiscal 2009, as a result of an increase in net revenue and related gross profit margin. Gross profit margin in the third quarter of fiscal 2010 increased to 74.7% from 72.2% in the third quarter of fiscal 2009, as a result of favorable product mix and pricing and the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of net revenue and service revenue by $4.4 million in total for the third quarter of fiscal 2009 compared with a negative impact of $0.9 million in total for the same period in fiscal 2010. Excluding the fair value purchase accounting impact on gross profit in these two periods, gross profit margin in the third quarter of fiscal 2010 would have been approximately 106 basis points higher than that of the same period in fiscal 2009 primarily as a result of changes in product mix and product pricing.

Nine Months Ended January 31, 2010 compared with Nine Months Ended January 31, 2009: Gross profit increased $36.3 million, or 15.7%, in the first nine months of fiscal 2010 compared with the same period of fiscal 2009, as a result of an increase in net revenue and related gross profit margin. Gross profit margin in the first nine months of fiscal 2010 increased to 73.6% from 69.9% in the first nine months of fiscal 2009, primarily as a result of favorable product mix and pricing and the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of net revenue and service revenue by $25.2 million in total for the first nine months of fiscal 2009 compared with a negative impact of $4.8 million in total for the same period in fiscal 2010.

Sales and Marketing

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. The following is a summary of sales and marketing expense:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(dollars in thousands)
Sales and marketing	$42,923	$43,608	$134,107	$132,208
Sales and marketing as a percentage of net revenue	33.8%	39.8%	36.9%	39.9%

Quarter Ended January 31, 2010 compared with Quarter Ended January 31, 2009: Sales and marketing expense decreased $0.7 million, or 1.6%, in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. The decrease in sales and marketing expense was primarily attributable to a $0.5 million decrease in marketing costs due to lower partner program costs in the current quarter compared with the prior year. Sales and marketing headcount was 515 at January 31, 2010 and 511 at January 31, 2009.

Nine Months Ended January 31, 2010 compared with Nine Months Ended January 31, 2009: Sales and marketing expense increased $1.9 million, or 1.4%, in the first nine months of fiscal 2010 compared with the first nine months of fiscal 2009. The increase in sales and marketing expense was primarily attributable to a $4.9 million increase in salaries and benefits as a result of higher headcount during the current fiscal year compared with the prior year, including commission payments as well as an increase in various other sales and marketing expenses to promote our Application Delivery Network strategy and market position. The first nine months of fiscal 2009 included $3.6 million of Packeteer integration and transition-related costs.

For the fourth quarter of fiscal 2010, we currently expect sales and marketing expense to increase in absolute dollars and increase moderately as a percentage of net revenue due to higher expected commissions expense associated with year-end accelerators included in our compensation plans.

Research and Development

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs. The following is a summary of research and development expense:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(dollars in thousands)
Research and development	$21,419	$18,606	$60,823	$56,963
Research and development as a percentage of net revenue	16.8%	17.0%	16.7%	17.2%

Quarter Ended January 31, 2010 compared with Quarter Ended January 31, 2009: Research and development expense increased $2.8 million, or 15.1%, in the third quarter of fiscal 2010 compared with the same period in fiscal 2009. The increase in research and development expense from the third quarter of fiscal 2009 was largely attributable to a $2.8 million increase in salaries and benefits, including profit sharing, as a result of higher headcount in the third quarter of fiscal 2010 compared with the same period in fiscal 2009. The research and development headcount was 434, including 57 employees acquired in the S7 acquisition, at January 31, 2010 compared with 340 at January 31, 2009.

Nine Months Ended January 31, 2010 compared with Nine Months Ended January 31, 2009: Research and development expense increased $3.9 million, or 6.8%, in the first nine months of fiscal 2010 compared with the same period in fiscal 2009. The increase in research and development expense from the first nine months of fiscal 2009 was largely attributable to a $6.8 million increase in salaries and benefits, including profit sharing, as a result of higher headcount. The first nine months of fiscal 2009 included $3.0 million of Packeteer integration and transition-related costs.

We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives in fiscal 2010 and beyond. We currently expect research and development expense to increase moderately in absolute dollars and as a percentage of net revenue in the fourth quarter of fiscal 2010 due to investments in our new research and development facility in India.

General and Administrative

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses. The following is a summary of general and administrative expense:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(dollars in thousands)
General and administrative	$11,941	$10,877	$35,833	$35,192
General and administrative as a percentage of net revenue	9.4%	9.9%	9.9%	10.6%

Quarter Ended January 31, 2010 compared with Quarter Ended January 31, 2009: General and administrative expense increased $1.1 million, or 9.8%, in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. The increase was primarily due an increase in personnel-related charges, including profit sharing.

Nine Months Ended January 31, 2010 compared with Nine Months Ended January 31, 2009: General and administrative expense increased $0.6 million, or 1.8%, in the first nine months of fiscal 2010 compared with the first nine months of fiscal 2009. The increase was primarily due to a $3.1 million increase in personnel-related charges, including profit sharing, offset by third quarter fiscal 2009 charges including a $1.0 million charge for bad debt expense with no comparable charge in the current period as well as $1.7 million of Packeteer integration and transition-related costs.

For the fourth quarter of fiscal 2010, we currently expect general and administrative expenses to decrease moderately both in absolute dollars and as a percentage of net revenue due to both lower headcount and legal and other professional expenses.

Amortization of Intangible Assets

Amortization expense for our intangible assets for the three and nine months ended January 31, 2010 and 2009 was allocated as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Included in cost of net revenue	$1,239	$1,348	$3,934	$3,623
Included in operating expenses	1,803	1,821	5,446	4,846

Total	$3,042	$3,169	$9,380	$8,469

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7. The acquired intangible assets associated with the S7 acquisition consist of assumed customer contracts, which represent S7’s underlying relationships with its customers. The fair value assigned to customer relationships was $0.7 million which will be amortized on a straight-line basis over the expected useful life of 4 years, consistent with the number of periods of prospective cash flow and other benefits utilized to estimate the fair values of the assets.

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

For the three and nine months ended January 31, 2010 and 2009, the amortization of intangible assets was related to our acquisitions of Packeteer, certain assets of the NetCache business from Network Appliance, Permeo, Inc., Cerberian, Inc. and Ositis Software, Inc. The amortization of developed technology, core technology, patents and trade name is charged to cost of net revenue, while the amortization of customer relationships is charged to operating expense. We amortize customer relationships, developed technology and patents, and trade name on a straight-line basis over their weighted average expected useful lives of 5, 5, and 2 years, respectively. Total amortization expense for our identifiable intangible assets for the three and nine months ended January 31, 2010 was $3.0 million and $9.4 million, respectively, and $3.2 million and $8.5 million for the three and nine months ended January 31, 2009, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2010 is expected to be $3.1 million.

Restructuring Charges

Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. The following is a summary of restructuring charges:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(dollars in thousands)
Restructuring charges	$9,059	$—	$9,059	$1,546
Restructuring charges as a percentage of net revenue	7.1%	—	2.4%	0.5%

Restructuring expenses in fiscal 2010 consisted of expenses associated with the Fiscal 2010 Restructuring Plan committed to and initiated in third quarter of fiscal 2010, which included a planned net reduction of approximately 10% of our current headcount over the next two quarters and the closure of three facilities in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2010 Plan are $13.6 million. Of the total restructuring charges, we expect to incur $11.1 million in charges related to severance and related benefits for 274 employees and $2.5 million in charges related to facility closures and consolidations. We recorded $9.1 million of restructuring charges in the third quarter of fiscal 2010, including $0.1 million of stock-based compensation, and expect to incur the remaining $4.5 million of the charges by the end of the first quarter of fiscal 2011.

Restructuring expenses in fiscal 2009 consisted of expenses associated with our Fiscal 2009 Restructuring Plan, which primarily included severance-related costs and stock-based compensation charges. We did not incur restructuring charges related to this plan in the third quarter of fiscal 2010 and do not anticipate incurring future restructuring charges related to this plan.

Interest Income, Interest Expense and Other Expense, Net

Interest income consists of interest income earned on our cash and marketable securities. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. At January 31, 2010, our cash was invested in money market mutual funds. Interest expense relates to amortization of the fair value of warrants and a beneficial conversion feature associated with our Convertible Senior Notes. Other expense, net consists primarily of foreign currency exchange gains or losses, and non-recurring gains or losses realized outside our normal course of business. The following is a summary of interest income, interest expense and other expense, net:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(dollars in thousands)
Interest income	$57	$289	$230	$1,140
Interest expense	$(226)	$(233)	$(681)	$(620)
Other expense, net	$(758)	$(440)	$(619)	$(1,980)

Quarter Ended January 31, 2010 compared with Quarter Ended January 31, 2009: Interest income decreased for the third quarter of fiscal 2010 compared with the same period of fiscal 2009 as a result of a significant decrease in our average investment yield due to lower interest rates as our cash and cash equivalents are invested in money market funds. Interest expense was essentially flat in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009 and related to the amortization of the fair value of warrants and a beneficial conversion feature associated with our Convertible Senior Notes (as defined under “Liquidity and Capital Resources”). Other expense, net increased during the third quarter of fiscal 2010 compared with the same period in fiscal 2009, because of an increase in foreign exchange losses as fluctuations between the U.S. dollar and certain foreign currencies were more significant in the third quarter of fiscal 2010 as compared with the same period of fiscal 2009.

Nine Months Ended January 31, 2010 compared with Nine Months Ended January 31, 2009: Interest income decreased for the first nine months of fiscal 2010 compared with the same period of fiscal 2009 for similar reasons as discussed above. Interest expense increased in the first nine months of fiscal 2010 due to the recognition of a full nine months of amortization of the fair value of warrants and the beneficial conversion feature associated with the Convertible Senior Notes compared with eight months of amortization in the first nine months of fiscal 2009. Other expense, net decreased during the first nine months of fiscal 2010 compared with the same period in fiscal 2009, because of a reduction in foreign exchange losses as fluctuations between the U.S. dollar and certain foreign currencies were less significant in the first nine months of fiscal 2010 as compared with the same period of fiscal 2009.

Provision for Income Taxes

The following is a summary of provision for income taxes:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
	(dollars in thousands)
Provision for income taxes	$21	$2,735	$2,089	$4,225
Provision for income taxes as a percentage of net income (loss) before income taxes	0.3%	72.0%	9.8%	(529.4)%

The provision primarily reflects current U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense and the utilization of tax attributes and a temporary suspension of net operating losses under California Assembly Bill 1452.

Our total gross unrecognized tax benefits as of January 31, 2010 and April 30, 2009 were $26.3 million and $18.8 million, respectively. The increase is primarily related to uncertainties with respect to the taxation of cross-border arrangements within the group that were recorded in the period. Included in our gross unrecognized tax benefits as of January 31, 2010 are approximately $24.6 million of tax benefits that, if recognized, would result in a reduction to our effective tax rate.

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $1.3 million as of January 31, 2010, including approximately $0.1 million and $0.3 million charged to provision for income taxes for the three and nine months ended January 31, 2010, respectively.

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

As of January 31, 2010, we had cash and cash equivalents of $187.2 million and restricted cash of $1.0 million. We believe our existing cash and cash equivalents and anticipated cash from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may seek to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of other business opportunities as they arise.

The following summarizes cash and cash equivalents and restricted cash:

	As of January 31, 2010	As of April 30, 2009
	(dollars in thousands)
Cash and cash equivalents	$187,254	$114,163
Restricted cash	962	850

Total cash and cash equivalents and restricted cash	$188,216	$115,013

Percentage of total assets	29.9%	20.5%

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

Cash Flow:

	Nine Months Ended January 31,
	2010	2009
	(in thousands)
Cash provided by operating activities	$70,988	$52,864
Cash used in investing activities	(19,953)	(189,344)
Cash provided by financing activities	22,056	86,420

Net increase (decrease) in cash and cash equivalents	$73,091	$(50,060)

Cash Flows from Operating Activities: Our largest source of operating cash flows is cash collected from our customers who purchase our products and services. Our primary uses of cash from operating activities are for personnel-related costs, product costs, and facilities costs.

Net cash provided by operating activities was $71.0 million for the first nine months of fiscal 2010, compared with $52.9 million in the same period of fiscal 2009. The first nine months of fiscal 2010 had significantly higher net income as well as net working capital sources of cash, which included higher cash collections and higher deferred revenue, offset by a decrease in distributor inventory. Higher cash collections were due to increased revenue and variation in linearity of product shipments in the third quarter of fiscal 2010, based on calendar year end spending, which is reflected by our decrease in days sales outstanding from 57 at April 30, 2009 to 39 at January 31, 2010. The increase in deferred revenue was a result of an increase in the renewal of service contracts. These sources of cash were offset by working capital uses of cash, including a decrease in accounts payable due primarily to an overall decrease in our operating expenses and to a lesser extent timing of payments to vendors. The first nine months of fiscal 2009 included a net loss and net sources of cash from working capital including an increase in deferred revenue primarily attributable to additional deferred revenue recorded in connection with the Packeteer acquisition and an increase in inventory primarily attributable to higher finished goods inventory held as a result of the Packeteer acquisition offset by a decrease in other accrued liabilities primarily due to the unpaid balance of transaction costs associated with the Packeteer acquisition.

Cash Flows from Investing Activities: The changes in cash flows from investing activities primarily relate to acquisitions and purchases of property and equipment.

Net cash used by investing activities was $20.0 million for the first nine months of fiscal 2010, compared with $189.3 million in the same period last year. The net cash used by our investing activities for the first nine months of fiscal 2010 primarily consisted of purchases of property and equipment, and technology licenses and cash used to purchase S7 of $3.8 million, net of cash acquired. The higher use of cash for investing activities in the first nine months of fiscal 2009 was primarily due to cash used to purchase Packeteer of $170.0 million, net of cash acquired.

Cash Flows from Financing Activities: The changes in cash flows from financing activities primarily relate to proceeds from issuance of debt obligations as well as proceeds from issuances of common stock.

Net cash provided by financing activities was $22.1 million for the first nine months of fiscal 2010, compared with $86.4 million provided in the same period last year. The net cash provided by our financing activities for the first nine months of fiscal 2010 primarily consisted of the proceeds from the exercise of employee stock options and purchases of our stock under our employee stock purchase plan, which were significantly higher compared with the prior period due to an increase in our stock price during the current period. The increased cash provided by financing activities in the first nine months of fiscal 2009 was primarily due to the net proceeds of $79.7 million from our issuance of convertible notes.

We continue to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents and short-term investments.

Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. The Convertible Senior Notes are reported on the condensed consolidated balance sheets at $77.0 million as of January 31, 2010, net of discounts of $3.0 million primarily related to the Warrants. The value assigned to the Warrants is amortized to interest expense over the life of the Convertible Senior Notes.

Contractual Obligations

Leases

We lease certain office equipment and office facilities under non-cancelable operating leases that expire at various dates through 2020. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable. Any assets purchased using a lessee improvement allowance are capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

As of January 31, 2010, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
Remainder of 2010	$2,390
2011	9,032
2012	8,633
2013	8,521
2014	7,895
Thereafter	13,150

Total future minimum lease payments	$49,621

Other

We have firm purchase and other commitments with various suppliers and contract manufacturers to purchase component inventory, manufacturing materials and equipment. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2010. Our minimum obligation under these arrangements at January 31, 2010 was $5.3 million.

Off-Balance Sheet Arrangements

As of January 31, 2010, we did not have any material off-balance sheet arrangements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of January 31, 2010, we had cash and cash equivalents of $187.2 million and restricted cash of $1.0 million. These amounts are primarily held in money market funds. We maintain a conservative investment policy, which is intended to enhance the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates, given the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We primarily develop products in the United States and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Since all of our sales are currently invoiced and collected in U.S. dollars, a strengthening of the dollar could potentially make our products less price-competitive in foreign markets. Since a significant portion of our net revenue and earnings are derived from international operations, this could adversely affect our net revenue and earnings. For the three and nine months ended January 31, 2010, approximately 57.9% and 55.4%, respectively, of our total net revenue was derived from customers outside of the Americas. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies, which we consider to be an insignificant portion of our total operating expenses. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. The currency exchange risks associated with our international operations have been material in the past and could be material in the future.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Blue Coat, including our consolidated subsidiaries, required to be disclosed in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Blue Coat’s management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth above under Note 12 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

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

We have updated certain risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended April 30, 2009, to reflect our current business operations. We also have added two risk factors to those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended April 30, 2009. These risk factors are set forth at the end of this section and reflect the implementation of our global restructuring plan initiated on November 3, 2009 and acquisition of 84.5% of the outstanding shares of S7 Software Solutions Pvt. Ltd. (“S7”) on January 25, 2010.

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

Our net revenue and operating results have in the past, and may in the future, vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, including the current economic environment and market uncertainty. These factors limit our ability to accurately predict our operating results on a quarterly basis and include factors discussed throughout this “Risk Factors” section, including the following:

•	Macroeconomic conditions in our market, either domestic or international, as well as the level of discretionary IT spending;

•	The timing, size and mix of orders from customers, including the timing of large orders;

•	Fluctuations in demand for our products and services;

•	The markets in which we compete are evolving;

•	Variability and unpredictability in the rate of growth in the markets in which we compete;

•	Our ability to continue to increase our market share consistent with past rates of increase;

•	Our variable sales cycles, which may lengthen as the complexity of products and competition in our market increases and as a consequence of the current economic environment;

•	The level of competition in our markets, including the consequences of new entrants, consolidation, technological innovation or substantial price discounting;

•	Market acceptance of our new products and product enhancements and our services;

•	Product announcements, introductions, transitions and enhancements by us or our competitors, which could result in deferrals of customer orders;

•	Technological changes in our markets;

•	The quality and level of our execution of our business strategy and operating plan;

•	The level of industry consolidation among our competitors and customers;

•	The impact of future acquisitions or divestitures;

•	Changes in accounting rules and policies; and

•	The need to recognize certain revenue ratably over a defined period or to defer revenue recognition to a later period.

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

Substantially all of our revenue is generated through sales by our channel partners, which include distributors and value-added resellers. During fiscal 2009 and the first nine months of fiscal 2010, approximately 98% of our revenue was generated through our channel partners. We depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and to add new sales channel partners and effectively train and integrate them with our sales process. If we are unsuccessful in those efforts, this will limit our ability to grow our business and our business, financial condition and results of operations will be adversely affected.

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

As described in Note 12 of Notes to Condensed Consolidated Financial Statements, we presently are a party to various litigations, including stockholder derivative actions arising out of allegedly misleading statements about our prospects made between February 20, 2004 and May 27, 2004, which actions were subsequently amended to seek relief on our behalf from certain defendants with respect to our historical stock option practices. As well, on or about April 18, 2008, Realtime Data, LLC d/b/a IXO filed a patent infringement lawsuit against Packeteer, Inc., a company we acquired on June 6, 2008, and subsequently amended the complaint and named us as a defendant on June 20, 2008 (see Note 12 of Notes to Condensed Consolidated Financial Statements). That action was settled in the third quarter of fiscal 2010 and subsequently was dismissed. We have incurred substantial costs to defend these lawsuits, or to engage in related proceedings, on our behalf and on behalf of parties to whom we may have indemnification obligations.

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

Third parties have in the past and may in the future claim that our current or future products or services infringe their intellectual property rights, and these claims, even if without merit, could harm our business by increasing our costs, reducing our net revenue or by creating customer concerns that result in delayed or reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer networking and Internet technology have been issued in recent years. Patent owners, including those that do not commercially manufacture or sell products, may claim that one or more of our products infringes a patent they own. For example, on or about April 18, 2008, Realtime Data, LLC d/b/a IXO filed a patent infringement lawsuit against Packeteer, Inc., a company we acquired on June 6, 2008, and certain of its customers, and subsequently amended the complaint and named us as a defendant on June 20, 2008 (see Note 12 of Notes to Condensed Consolidated Financial Statements). That action was settled in the third quarter of fiscal 2010 and subsequently was dismissed.

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

Market awareness is essential to our continued growth and our success. If our advertising and marketing programs are not successful in creating market awareness of the need for Application Delivery Network infrastructure products and services, and the value and capabilities of our specific products and services, we may not be able to achieve sustained growth. Moreover, if the market for Application Delivery Network infrastructure products and services fails to grow as we anticipate, we may not be able to sell as many of our products and services as we currently project, which would reduce our anticipated net revenue and could result in a decline in our stock price.

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

In the past, we have acquired other businesses, including our acquisition of Packeteer, Permeo Technologies, Inc. and our acquisition of certain assets of the NetCache business from Network Appliance, Inc. We have recently acquired a majority interest in S7, an IT research and development outsourcing firm located in Bangalore, India, and it is likely we will acquire additional businesses or assets in the future. There is no guaranty that such acquisitions will yield the benefits we anticipate. The success of any acquisition is impacted by a number of factors, and may be subject to the following risks:

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

We currently have operations in a number of foreign countries. In fiscal 2009, 55.0% of our total net revenue was derived from customers outside of the Americas and during the first nine months of fiscal 2010, 55.4% of our total net revenue was derived from customers outside of the Americas; thus, our business is substantially dependent on economic conditions and IT spending in markets outside the Americas. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

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

As of January 31, 2010, we had 101 issued U.S. patents, 82 pending U.S. patent applications (provisional and non-provisional), 2 foreign issued patents and 4 pending foreign patent applications. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

While we have been profitable in certain quarters, we have not been able to maintain consistent profitability on a quarterly basis. Although we were profitable in all four quarters of fiscal 2008 and in the first nine months of fiscal 2010, we were only profitable in the third quarter of fiscal 2009, and may not be profitable on a quarterly or annual basis in the future. Our ability to achieve, sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products and services. We expect our operating expenses to increase as we endeavor to grow revenue, and we anticipate that we will make investments in our business. Our results of operations will be harmed if our revenue does not increase at a rate commensurate with the rate of increase in our expenses. If our revenue is less than anticipated or if our operating expenses exceed our expectations or cannot be adjusted quickly and efficiently, we may continue to experience quarterly or annual losses.

The legal environment in which we operate is uncertain and claims against us could cause our business to suffer.

Our products operate in part by storing material available on the Internet and making this material available to end users from our appliance. As well, our appliance may be used to block content from being accessed. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with our customers, for defamation, negligence, intellectual property infringement, personal injury, censorship, invasion of privacy or other legal theories based on the nature, content, copying or modification of this content. As of January 31, 2010, we have not accrued any liabilities relating to indemnification provisions with our customers. It is also possible that if any information provided through any of our products contains errors, third parties could make claims against us for losses incurred in reliance on this information. Our insurance may not cover potential claims of this type or be adequate to protect us from all liability that may be imposed. Any of the foregoing actions could adversely affect our business, financial condition and results of operations.

If we are unable to manage the transition of significant research and development operations from existing locations to India, our business could be adversely affected.

On November 5, 2009, as part of a global restructuring of our business operations, we entered into an agreement to purchase S7, an IT research and development outsourcing firm located in Bangalore, India. On January 25, 2010, we acquired 84.5% of the outstanding shares of S7. We intend to acquire the remaining shares of S7 upon receipt of regulatory approval from the Reserve Bank of India. We acquired S7 to serve as the Company’s new development center in India and to provide expertise in software development, code migration and network security. While we believe that our Indian development center will achieve significant efficiencies and will reduce our operational costs, the success of this transition and the Indian development center will be affected by our ability to integrate the operation into our existing global organization. The risks inherent in this transition and remote operation include:

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

Our restructuring program could have a material negative impact on our business.

On November 3, 2009, we committed to a restructuring plan, which includes a planned net reduction of approximately 10% of our headcount as of such date during our third and fourth quarters of fiscal 2010 and the closure of three facilities, including two research and development facilities located in Riga, Latvia, and South Plainfield, New Jersey. These actions were approved as part of our continuing effort to improve our profitability, and as a consequence of our re-alignment of our research and development activity and resources, and our efforts to drive greater productivity throughout our organization.

There can be no assurance that the expected benefits of the restructuring, including the anticipated cost reductions and productivity improvements, will be achieved. Significant risks associated with the restructuring that may impair our ability to achieve the anticipated benefits or that may otherwise harm our business include: delays in implementation of workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia; decreased employee morale and unanticipated turnover; increased legal expenses; and the failure to meet operational targets due to the loss of employees or the disruption of ongoing projects.

Item 6. Exhibits

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

Dated: February 25, 2010