Form 10-K
period 2010-04-30
BLUE COAT SYSTEMS INC
filed 2010-06-07
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 000-28139

BLUE COAT SYSTEMS, INC.

(Exact Name of Registrant as Specified In Its Charter)

DELAWARE	91-1715963
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 NORTH MARY AVENUE

SUNNYVALE, CALIFORNIA 94085

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 220-2200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0001 Par Value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐	Non-accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $876,978,097 as of October 30, 2009, which is the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Stock Market LLC reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 42,625,317 of the registrant’s Common Stock issued and outstanding as of May 31, 2010.

Documents Incorporated by Reference:

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s 2010 annual stockholders’ meeting.

BLUE COAT SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2010

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: plans to develop and offer new products and services and enter new markets; expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues, gross margins and income tax provisions; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

PART I

Item 1. Business

General

We design, develop and sell products and services that secure and optimize the delivery of business applications and other information to distributed users over a Wide Area Network (“WAN”), or the public Internet (also known as the Web). Our products provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed to optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers. In addition to optimizing the performance and delivery of applications, our products enable our end user customers to secure their Internet gateways and remote computer systems by providing protection from malicious code, or malware, and objectionable content.

Our products are based upon three core functionalities:

•

Security: Security of the delivery of business applications and protection from malware, spyware or other malicious threats, together with centrally managed policy enforcement that enables an enterprise to set, enforce and measure compliance with its corporate IT policies. When combined with visibility, policy controls offer enterprises multiple layers of network security from malicious threats and content.

•

Acceleration: Acceleration and optimization of the delivery of internal, external, real-time and customized applications across the networks of distributed enterprises. Optimizing the delivery of business-critical applications to provide faster response times enables an enterprise to more efficiently utilize existing bandwidth and to increase its users’ productivity.

•

Visibility: Visibility of applications and users on the network to enable distributed enterprises to discover, classify, prioritize and monitor applications, content and users according to their corporate IT policies. With centralized visibility into its application traffic, an enterprise can more efficiently monitor end user application response times and align its network investments with changing business requirements.

While our products are frequently sold and used individually, many of our product and service offerings share a common architecture and work together as part of an Application Delivery Network infrastructure to enable enterprises with multiple offices and geographically decentralized employees (“distributed enterprises”) to more efficiently and effectively use and secure their critical business applications and networks. Traditionally, our principal product offerings have been hardware appliances that contain preloaded software.

Our primary end user customers are large and medium distributed enterprises, including finance, healthcare, and other business enterprises, along with U.S. Federal, state and local, and foreign government agencies. Distributed enterprises deploy our products in their data centers and branch offices, at Internet gateways and on mobile devices worldwide.

Our Business Strategy

We offer products and services designed to optimize and secure the flow of information to network users across the distributed enterprise. Our products and services solve three key business challenges facing our customers today:

•

The need to contain costs, to maximize the return on their existing network investments, and to make more informed decisions and investments with respect to scaling their networks to meet business requirements;

•	The slow, unpredictable access to applications and content, and resulting detrimental impact on user productivity, caused by increased reliance on the WAN and the Internet; and

•	Proliferation of security risks, including malware threats, and increasing regulatory compliance requirements, which primarily result from the widespread use of the Internet.

We recently have taken steps to grow our business and increase our revenue by adding new methods of delivering our core functionalities and by addressing new markets. We released our first “virtual” appliance in March 2010. This virtual appliance is software that operates on industry standard hardware and virtualization software, rather than on a proprietary appliance, and that delivers our core acceleration functionality. As well, in March 2010, we commercially released an appliance that provides acceleration functionality and is specifically targeted at and marketed to telecommunications service providers.

We presently are investing in developing and procuring the technology and infrastructure necessary to deliver our security functionality on a subscription basis over the Internet, a model commonly known as “cloud computing,” and plan to introduce our first cloud-based offering later in the fiscal year.

We also intend to continue to grow our core business through further market penetration and cross-selling to existing customers, through the addition of new partners and alliances, and potentially through strategic acquisitions of technology or businesses.

Our Product Strategy and Markets

We operate our business in a single segment and conduct business worldwide. Our net revenue is attributed to one of three geographic areas based on the location of the customer. Our business consists of two categories: products and services. Products represented 64.9%, 68.7% and 76.6% of our revenues for fiscal 2010, 2009 and 2008, respectively. Services represented 35.1%, 31.3% and 23.4% of our revenues for fiscal 2010, 2009 and 2008, respectively. See Note 14 of Notes to Consolidated Financial Statements for additional information related to our revenue categories and a summary of net revenue by geographic area.

Our products can generally be categorized into three basic product groups based upon their core functionalities. However, when used as part of an Application Delivery Network infrastructure, certain of our products overlap product groups and address the needs of multiple markets.

Security: Secure Web Gateway Products

Since 2002, we have designed, developed and sold proxy appliances used to control and secure communications for users of a corporate network accessing content on the Internet. These appliances are located at the customer’s Internet gateway, which is the point where the corporate network connects to the Internet.

One of the key strengths of our appliances is our advanced proxy technology. Our proxy appliance acts as a middleman between users and various applications or Internet content. Users communicate with the proxy appliance on one side of the transaction, and applications and Internet content communicate with the proxy appliance on the other side of the transaction. There are two separate connections, both controlled and managed by the proxy appliance. Consequently, no content can get past the appliance unless it is in accordance with an IT policy that is set by the customer’s IT administrator and that is automatically enforced by the appliance. This enables our proxy appliances to protect businesses from many of the security dangers, such as malware, phishing and viruses that can arise from using the Internet.

Our Secure Web Gateway products are designed to perform the following functions to provide more secure communications with the Internet:

•	Prevent the installation of malware and other malicious code on individual user computers and reduce the network’s exposure to security vulnerabilities without compromising its performance;

•

Identify and block security threats arising from the use of the SSL, or Secure Sockets Layer, protocol. While the use of SSL improves security by encrypting confidential data communicated over the Web, it may also provide a means to disguise viruses, worms and other security threats and allow them to enter the network;

•

Comply with regulatory and industry data protection requirements by monitoring network, webmail and Internet bound traffic, including SSL traffic, to prevent loss or transmission of data in violation of applicable law or policy;

•

Provide data security and policy enforcement for mobile workers and small branch offices through client-based software that can utilize our WebPulse™ dynamic web content rating service for unrated or newly published web content to enhance web content categorization;

•

Provide users the ability to proactively manage or block specific types of Web content from entering the corporate network in order to prevent potential security breaches and to block employees from viewing inappropriate content when using the company’s computer systems;

•

Automatically validate a user who requests access to secure corporate content. Our appliances interface with virtually all leading identity authentication systems including: NT LAN Manager, RADIUS, LDAP and Active Directory; and

•	Provide protection by automatically scanning and blocking malware, phishing, viruses and other potentially malicious network traffic using leading third party anti-malware products.

Our Secure Web Gateway products are directed at both large enterprises (with 2,000 or more users) and mid-market enterprises (with 500-2,000 users).

Secure Web Gateway for Large Enterprises

Our Secure Web Gateway solutions for large enterprises include our Blue Coat ProxySG® Proxy Edition appliance, which provides proxy, policy and authentication functionality; Blue Coat ProxyAV™ appliance, which provides malware scanning; Blue Coat Reporter software, which provides consolidated and role-based reporting of enterprise Web Activity; and Blue Coat WebFilter product, which is a content filtering database that operates on our ProxySG appliance and includes client-based software for remote workers. Our WebFilter product is updated on a real-time basis through our remotely hosted WebPulse™ service, which provides real-time, multi-lingual rating of Web content and threats.

As a market leader in the highly penetrated large enterprise market segment, our current strategy includes cross-selling and continuing to improve and enhance our existing product portfolio, including providing enhanced functionality through technology partnerships with third parties. We also are planning to introduce a Blue Coat branded appliance that specifically addresses data loss prevention in the first quarter of fiscal 2011. As well, we believe that there will be opportunities to deliver certain functionality to this market as a cloud-based service and as a hybrid combination of a cloud-based service and product-based offering.

Secure Web Gateway for Mid-Market Enterprises

Our initial Secure Web Gateway solution directed at mid-market enterprises consists of a bundle that includes our ProxySG appliance, our WebFilter database, our ProxyAV appliance and our Reporter software. We are a relatively new entrant in the mid-enterprise market segment, which we believe offers opportunity for growth. We believe that, in the long term, much of the functionality offered to this market segment will be delivered as a cloud-based service or as a hybrid combination of a cloud-based service and product-based offering, and that our planned cloud-based service will be of particular interest to this market segment.

Cloud-Based Secure Web Gateway Service

We presently are developing a cloud-based service that will provide our Secure Web access through a subscription based software-as-a-service (SaaS) or cloud model, and anticipate that our initial version of the service will be available in the second half of calendar 2010. This service will leverage the core functionality of our ProxySG appliance technology, WebPulse hosted web filtering service and our Reporter software. Our initial target customers will be mid-market enterprises, but we believe that the service will also be attractive to branch office and individual users in large enterprises.

Acceleration: WAN Optimization Products

During fiscal 2007, we extended our focus to address the need to improve the performance and availability of critical business applications delivered across the WAN to users across the distributed enterprise, a capability that is commonly defined as “WAN optimization” or “WAN acceleration.”

Our WAN Optimization products are delivered by the same ProxySG appliances that enable our Secure Web Gateway technologies, and are designed to help distributed enterprises optimize and secure the delivery of their business applications. They enable IT administrators to set and enforce corporate IT policies to protect information from theft and loss. In addition, they provide the ability to manage recreational traffic to ensure business-critical applications have adequate bandwidth during peak demand. Our WAN Optimization technology provides five key capabilities that are designed to optimize the delivery of business applications to users across the distributed enterprise, including:

•	Bandwidth management—the ability to assign a set level of bandwidth to specific users and applications and prioritize delivery of that traffic over the WAN;

•	Protocol optimization—a technique that enhances the efficiency of protocols by reducing the communication required between the user and the application;

•	Object caching—a technique where reusable content is stored on the appliance eliminating the need to repeatedly transfer the same information across the WAN;

•	Byte caching—a technique that assigns, stores and uses abbreviated expressions that represent repetitive WAN traffic, which conserves bandwidth and accelerates delivery of the application; and

•	Compression—a technique that uses an industry standard algorithm to package and unpackage information for efficient transmission across the WAN.

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

As of April 30, 2010, our principal products that address the WAN Optimization market (some of which may also be used in connection with Secure Web Gateway and Application Performance Monitoring applications) include the ProxySG appliance, which is directed at large and mid-sized enterprises, the ProxySG Virtual Appliance, which is directed at large and mid-sized enterprises, and the CacheFlow 5000 appliance, which is directed at the carrier infrastructure, or telecommunications service provider, market.

Visibility: Application Performance Monitoring Products

Our application performance monitoring products identify and classify the applications on the network, provide visibility into network utilization and monitor application response times, utilization and performance. These products assist our large and mid-sized end user customers in shaping their network traffic and provide Quality of Service provisioning to ensure that critical applications have priority. As of April 30, 2010, our principal products that address the Application Performance Monitoring market (some of which may also be used in connection with Secure Web Gateway and WAN optimization applications) include PacketShaper appliance and the IntelligenceCenter and PolicyCenter software.

Products

As of April 30, 2010, our principal products are the following:

ProxySG Appliance

Our Blue Coat ProxySG® family of proxy appliances serves as the foundation for both our Secure Web Gateway products and our WAN Optimization offerings. The appliance, when appropriately configured, may be placed at the Internet gateway, to provide security with respect to Web-based communications, or may be placed at connection points for entry to or exit from a WAN (or “WAN links”) to enhance and accelerate the performance of business applications and Web-based content, including video, rich media and Web 2.0 content, over that WAN. Our ProxySG appliances run our proprietary SGOS™ operating system, which is specifically designed to support the security, acceleration and policy control features of those appliances.

Our Blue Coat ProxyClient software supplements our ProxySG appliance and is designed to be used on desktop or laptop computers at remote sites that do not have a ProxySG appliance installed and on computers used by mobile employees. It can be administered with the ProxySG management console. The software provides both WAN optimization and security features. It accelerates the delivery of business applications accessed by a remote or mobile computer through use of the caching, compression and protocol optimization technologies employed in our ProxySG appliance, which provides the user with performance that is similar to that provided by a ProxySG appliance to users of large WAN installations. The ProxyClient software also provides remote or mobile computer users with real-time protection against Web threats, such as malware, and supports the Internet acceptable use policies of the enterprise even when the computer is not connected to corporate network.

ProxySG Virtual Appliance

Our Blue Coat ProxySG Virtual Appliance is software that provides our WAN Optimization functionality and operates on a virtual environment running on an industry standard server. Our initial release of this product was March 31, 2010.

CacheFlow 5000 Appliance

Our CacheFlow 5000 appliance was released in March 2010. This product is directed at large telecommunications service providers and is intended to address the problems confronted by these organizations as a consequence of the tremendous growth in Web and media rich content delivered by these carriers. We initially are targeting sales to carriers in geographies where bandwidth is relatively scarce and expensive, since our first appliance principally focuses on the reduction of bandwidth consumption. We currently plan to continue to develop this product and to provide broader functionality to make it attractive to carriers globally.

Blue Coat ProxyAV Appliance

Our Blue Coat ProxyAV appliances are designed for use with ProxySG appliances to provide inline threat protection and malware scanning of Web content at the Internet gateway. They also work in conjunction with Blue Coat WebPulse and WebFilter to provide additional defense against the entry of viruses, Trojans, worms, and other forms of malicious content into the end user’s network. In addition to operating with Blue Coat proprietary databases, ProxyAV supports various leading malware engines.

Blue Coat WebFilter Software

Our Blue Coat WebFilter software is a content filtering database that operates on our ProxySG appliance and includes client-based software for remote workers. Our WebFilter software is updated on a real-time basis through our remotely hosted WebPulse service, which provides real-time, multi-lingual rating of Web content and threats. It helps enterprises and service providers protect their users and networks from Internet threats and inappropriate content and traffic, such as adult content, spyware, phishing attacks, peer-to-peer (P2P) traffic, instant messaging (IM), viral content and streaming traffic. Our WebFilter software provides a comprehensive database that is organized into relevant and useful categories. In addition to our proprietary WebFilter software, our Proxy SG appliances also support the use of various third party content filtering databases.

Blue Coat Reporter Software

Our Blue Coat Reporter software collects data and generates pre-defined and custom reports to provide an IT administrator with better visibility into the enterprise’s Web-related user activity. The information in these reports can be used by the IT administrator to appropriately adjust policies or to take other actions to enhance the security or performance of the enterprise’s WAN.

Blue Coat Director Appliance

Our Blue Coat Director appliance enables an IT administrator to centrally manage an enterprise’s Blue Coat ProxySG appliances. It provides IT administrators with the ability to create standard configurations and automate the deployment of Blue Coat appliances across the distributed enterprise, to monitor and enforce security policies, and to respond to sudden network changes, including disasters and outages, in real-time so that problems can be addressed before computer users are impacted.

Blue Coat PacketShaper Appliance

Our Blue Coat PacketShaper family of appliances provides an IT administrator with the ability to monitor applications running on the enterprise’s network to obtain better information on its LAN/WAN/Internet traffic. PacketShaper appliances can identify and measure a variety of traffic types, including mission-critical, recreational, voice over IP, and real-time applications such as video conferencing. The administrator can use this information to track, troubleshoot and manage the network traffic to meet service level agreements and Quality of Service standards on the highest priority network traffic.

Blue Coat IntelligenceCenter Software

Our Blue Coat IntelligenceCenter software provides application performance monitoring for PacketShaper appliances deployed across the distributed enterprise. It correlates the data collected by the appliances and generates reports on application and network utilization, performance under service level agreements and voice over IP performance levels, in order to identify and diagnose performance problems and to identify unauthorized applications operating on the network.

Blue Coat PolicyCenter Software

Our Blue Coat PolicyCenter software provides an IT administrator with the ability to centrally manage the configuration, policy management, software distribution and adaptive response tracking of a distributed PacketShaper environment. This enables the administrator to align application performance and bandwidth utilization with the changing demands of the network and enterprise. Through use of a single interface, the administrator can manage up to 600 PacketShaper appliances and can apply customized policies based on the location or role of those appliances or on other criteria.

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

Sales

Our worldwide sales strategy employs a multiple tier channel distribution model to provide complementary personnel, tactics, approaches and capabilities to address existing and prospective customers based upon their size, the type of business in which they are engaged and their purchasing practices. While historically we assigned territory-based sales teams to provide sales coverage, we revised our sales model in fiscal 2010 to provide sales resources focused on the level of sales opportunity. As part of that reorganization, we allocated and aligned our sales support personnel, such as sales engineers, based on their skill sets, rather than assigning them to a single sales team. During the first quarter of fiscal 2011, we established a separate sales team focused on the telecommunications carrier market and managed service provider market.

Our sales organization is comprised of sales representatives or account managers and systems engineers; an inside sales team; and a channel sales organization. Our sales representatives or account managers work both with our channel partners and directly with end user customers to assess end user customer requirements and complete sales transactions. The primary role of our sales engineers is to provide technical expertise necessary to complete sales transactions. Our inside sales team evaluates end user customer leads, makes initial contact with end user customers and provides general support to the sales team. The role of our channel sales organization is to enable and grow the revenue contribution of our channel partners, which include value-added resellers and distributors (collectively, our “channel partners”). Our channel sales organization provides sales and technical education, co-marketing programs, and demonstration equipment and support programs, either directly or through our value-added channel partners. It is responsible for the identification, development and support of local and regional value-added resellers, global systems integrators and service providers. During fiscal 2010, approximately 98% of our sales were made through our channel partners. Certain of our global distributors, including their various affiliates, account for more than 10% of our net revenue. In fiscal 2010, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions Inc. accounted for 23.0% 17.3% and 13.3%, of our total net revenue, respectively.

Our end user customers are categorized as strategic, large enterprise or mid-market based upon market segmentation. Each category is supported by the appropriate level of our direct sales organization, including account and territory managers focused on that category and system engineers that support these sales efforts together with our distributors and value-added resellers.

Marketing

Our marketing investments are focused on increasing the awareness of the Blue Coat brand and products among both traditional IT decision makers (network and security managers and administrators) and strategic IT decision makers (CIOs and their direct staff); educating the market about the business and technology challenges that drive the need for our products and services; and creating demand for our products, services and capabilities. We develop marketing programs to support the sale and distribution of our products and services, and to inform existing and prospective customers within our target market segments about the capabilities and benefits of our products.

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

Research and Development

We believe that strong product development capabilities are essential to our continued success and growth. We presently are making substantial investment in developing our cloud-based service, although we anticipate that any revenue from this subscription service in fiscal 2011 will be negligible. We also are investing in further developing our acceleration appliance for the carrier infrastructure market. We continue to add new features and strengthen existing features of our core Secure Web Gateway, WAN optimization and Application Monitoring products by adding new features and strengthening existing features. In addition, we are investing in exploring new and adjacent markets and products that build on our core competence.

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

In fiscal 2010, as part of a global corporate restructuring, we consolidated our research and development efforts into development centers located in Sunnyvale, California, Draper, Utah, Waterloo, Canada, and Bangalore, India. We acquired our Bangalore facility in connection with our acquisition of a majority interest in S7 Software Solutions Pvt. Ltd., an Indian research and development firm, in January 2010.

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

Research and development expense was $84.9 million, $76.7 million and $51.6 million for the fiscal years 2010, 2009 and 2008, respectively, including stock-based compensation expense attributable to our research and development organization of $6.5 million, $5.3 million and $5.0 million, respectively.

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

In fiscal 2010, we revised our global logistics practices to ship directly from two regional logistics centers to our end user customers and value-added resellers worldwide. This model has proven more efficient and cost-effective, for both us and our channel partners.

Our internal manufacturing operations consist primarily of project management, prototype development, materials and production planning, quality and reliability assurance and procurement services, as required in support of our relationships with our outsourced manufacturing partners.

Backlog

Our backlog is comprised of amounts for product orders that we have accepted, but not shipped, and related service orders. Our backlog was approximately $17.0 million at April 30, 2010 compared with $6.1 million at April 30, 2009. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. We believe that our backlog at any given date is not a reliable indicator of future revenues.

Competition

We are a market and technology leader in the Secure Web Gateway market, although we may face increased competition in this market given recent consolidations. Our principal competitors in this market are McAfee, Inc., through its acquisition of Secure Computing Corporation; Websense, Inc.; and Cisco Systems, Inc. In addition, we expect additional competition from other established and emerging companies as the Secure Web Gateway market continues to develop and expand and as consolidation occurs.

Our principal competitors in the WAN Optimization market are Riverbed Technology, Inc. and Cisco Systems, Inc. In addition, we expect additional competition from other established and emerging companies as the WAN Optimization market continues to develop and expand and as consolidation occurs.

Our principal competitors in the Application Performance Monitoring Market are CA, Inc. (through its acquisition of .NetQoS, Inc. in 2009), OPNET Technologies, Inc., Procera Networks, Inc. and Ipanema Technologies. In addition, we expect increased competition from other established and emerging companies in local regions, particularly in the APAC and EMEA geographic markets.

The primary factors considered by our customers in selecting an appropriate solution include product characteristics such as reliability, feature sets, scalability and ease of use, as well as factors such as price and the availability and quality of customer support.

Environment

We are subject to regulations that have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment (WEEE), Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) and the regulations concerning the Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH) adopted by the European Union. As well, we are engaging in efforts to design and develop our products in a manner that will improve their energy efficiency and will enhance the ability to recycle them.

We have implemented a new program to encourage end user customers who have replaced outdated Blue Coat appliances with current models to return the outdated appliances to us, at no charge, for component reuse or recycling. The goal of the program is to reduce Blue Coat product waste destined for landfills, as well as to generate cost savings. We project that savings from the recycling and reuse program will cover the costs of the service.

Through our company-wide BluePlanet™ program, we are taking steps to educate our employees about environmental matters and to encourage them to act in an environmentally responsible manner. We are engaged in projects to conserve energy and water and to reduce our waste to landfills in our principal corporate offices. To date, our compliance with federal, state, local, and foreign laws enacted for the protection of the environment has not materially affected our capital expenditures, earnings or competitive position. We continue to actively monitor developments of new and changing environmental regulations around the globe.

Intellectual Property and Other Proprietary Rights

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. To protect our proprietary technology, we rely primarily on a combination of contractual provisions and confidentiality procedures to protect trade secrets, copyright and trademark laws, and patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and unauthorized third parties, including our competitors, may independently develop similar or superior technology, duplicate or reverse-engineer aspects of our products, or design around our patented technology or other intellectual property.

As of April 30, 2010, we had 105 issued U.S. patents, 73 pending U.S. patent applications (provisional and non-provisional), 3 foreign issued patents and 4 pending foreign patent applications. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of patents or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

Employees

As of April 30, 2010, we had a total of 1,261full-time equivalent employees, comprised of 501 in sales and marketing, 334 in research and development, 206 in customer support, 176 in general and administrative and 44 in manufacturing. Of these employees, 820 were located in North America and 441 were located in various other international locations. None of our employees are represented by collective bargaining agreements; with the exception of one international employee, who is represented by a works council. We have not experienced any work stoppages and consider our relations with our employees to be good.

Seasonality

We experience some seasonal trends in the sale of our products and services. Product revenues in our third and fourth fiscal quarters are typically stronger due to the calendar year-end and subsequent start to the budget cycle for most of our customers. Our fourth fiscal quarter also tends to experience higher product revenues due to our annual compensation plans, which incentivize sales activity during the fourth quarter as a result of compensation accelerators. In addition, sales to U.S. Federal government agencies tend to be higher during our second fiscal quarter than other quarters. General economic conditions also have an impact on our business and financial results. The markets in which we sell our products and services have, in the past, experienced weak economic conditions from time to time that have negatively affected our revenues.

Corporate Background

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

During the third quarter of fiscal 2010, we opened a new research and development facility in Bangalore, India. This facility was acquired in connection with our purchase of 84.5% of the outstanding shares of S7 Software Solutions Pvt. Ltd. (“S7”) on January 25, 2010, and is currently staffed by S7 employees and certain of our employees who have relocated.

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

Our net revenue and operating results have in the past, and may in the future, vary significantly from quarter to quarter and year over year due to a number of factors, many of which are outside of our control, including the macroeconomic environment. These factors limit our ability to accurately predict our operating results on a quarterly basis and include factors discussed throughout this “Risk Factors” section, including the following:

•	Macroeconomic conditions in our market, both domestic and international, as well as the level of discretionary IT spending;

•	The timing, size and mix of orders from customers, including the timing of large orders, and nonlinear sales and shipping patterns;

•	Fluctuations in demand for our products and services;

•	Evolving condition in the markets in which we compete;

•	Variability and unpredictability in the rate of growth in the markets in which we compete;

•	Our ability to continue to increase our market share consistent with past rates of increase;

•	Our variable sales cycles, which may lengthen as the complexity of products and competition in our market increases and in response to macroeconomic conditions;

•	The level of competition in our markets, including the effect of new entrants, consolidation, technological innovation and substantial price discounting;

•	Market acceptance of our new products and product enhancements and our services;

•	Product announcements, introductions, transitions and enhancements by us or our competitors, which could result in deferrals of customer orders;

•	Technological changes in our markets;

•	The quality and level of our execution of our business strategy and operating plan;

•	The level of industry consolidation among our competitors and customers;

•	The impact of future acquisitions or divestitures;

•	Changes in accounting rules and policies; and

•	The need to recognize certain revenue ratably over a defined period or to defer recognition of revenue to a later period.

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

The market for our products and services is intensely competitive and certain of our competitors have greater resources and experience.

Our products and services currently focus on the markets for Secure Web Gateway and WAN Optimization products and services, and we recently introduced a product directed to the telecommunications carrier infrastructure provider (“Carrier Infrastructure”) market. We also have announced our intention to deliver the functionality of our Secure Web Gateway products and services on a subscription basis over the Internet, a model frequently referred to as “cloud computing” and typically directed at the enterprises smaller than those that we typically sell to.

Each of these markets is intensely competitive, and the intensity of this competition is expected to increase, particularly given current economic pressures and industry consolidation. As well, the market for cloud computing services is one characterized by extreme competition and one that we have not traditionally sold into. Sales to the service provider markets are especially volatile and typically have longer sales cycles. Competition in these markets may result in price reductions, reduced margins, loss of market share and inability to gain market share, any one of which could seriously impact our business, financial condition and results of operations. We may not be able to compete successfully against current or future competitors, including those resulting from consolidation in our historical and new markets and we cannot be certain that the competitive pressures we face will not seriously impact our business.

Some of our current and potential competitors have longer operating histories; significantly greater financial, technical, sales and marketing resources; significantly greater name recognition; and a larger installed base of customers than we do. Such competitors also may have well-established relationships with our current and potential customers and extensive knowledge of our industry and the markets in which we compete and intend to compete. As a result, those competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. They also may make strategic acquisitions or establish cooperative relationships among themselves or with other providers, thereby increasing their ability to provide a broader suite of products, and potentially causing customers to defer purchasing decisions. Finally, they may engage in aggressive pricing strategies or discounting. Any of the foregoing may limit our ability to compete effectively in the market and adversely affect our business, financial condition and results of operations.

Economic uncertainty and adverse macroeconomic conditions may harm our business.

Our revenues and margins are dependent on various economic factors, including rates of inflation, currency fluctuations, energy costs, levels of consumer sentiment and other macroeconomic factors, which may impact levels of business spending. These conditions may adversely affect corporate spending for IT products and services in specific geographies or more broadly, and could result in:

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

Substantially all of our revenue is generated through sales by our channel partners, which include distributors and value-added resellers. During fiscal 2010, approximately 98% of our revenue was generated through our channel partners, and 54% of our revenue was generated through 3 channel partners. We depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and to add new sales channel partners and effectively train and integrate them with our sales process. As well, our planned entry into new markets, such as cloud computing, potentially will require that we add new channel partners and educate and transition existing channel partners to effectively address these markets. If we are unsuccessful in those efforts, this will limit our ability to grow our business and our business, financial condition and results of operations will be adversely affected.

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

For example, we have in the past entered into large revenue transactions with certain customers that, because of the product mix and discounting, have decreased our gross margin percentage. We may, in the future, enter into similar transactions. As well, our lower end appliances typically have lower margins than our higher end appliances, and therefore large orders for our lower end appliances could negatively impact our overall gross margin percentage. Macroeconomic and competitive developments could put further pressure on our gross margin.

We expect that our entry into the cloud computing business will put negative pressure on our gross margins, both as a consequence of our need to invest in infrastructure and the ratable recognition of subscription revenue for such services when received.

Even if we achieve our net revenue and operating expense objectives, our net income and operating results may be below our expectations and the expectations of investors and analysts if our gross margins are below expectations.

We must continue to develop market awareness of our company and our products and services.

We have focused our business strategy and investments on the markets for Secure Web Gateway and WAN optimization products and services during the past fiscal year. We are now moving into new markets, including the Carrier Infrastructure market and the market for the delivery of Secure Web Gateway functionality as a service, with our planned cloud computing service.

Market awareness is essential to our continued growth and our success in the markets in which we compete and intend to compete. If our advertising and marketing programs are not successful in creating market awareness of our participation in these markets, the need for our products and services, and the value and capabilities of our specific products and services, we may not be able to achieve sustained growth. Moreover, if the markets for our products and services fail to grow as we anticipate, we may not be able to sell as many of our products and services as we currently project, which would reduce our anticipated net revenue and could result in a decline in our stock price.

We must anticipate market needs, and develop and introduce new products and enhancements to rapidly meet those needs.

To maintain our competitive position in markets characterized by rapid rates of technological advancement, we must correctly anticipate market requirements and invest our research and development resources to meet those requirements. We have recently restructured our product operations into product groups or “business units” and the organic growth of our business is dependent on the success of this new operating model. As well, the introduction of new products by others, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing products obsolete or make it easier for other products to compete with our products. Our future success will depend in part upon our ability to:

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

There is no guarantee that we will accurately predict the direction in which the markets in which we compete or intend to compete will evolve. Failure on our part to anticipate the direction of our markets and to develop products, enhancements and service offerings that meet the needs of those markets will significantly impair our business, financial condition and results of operations.

Our internal investments in research and development may not yield the benefits we anticipate.

The success of our business is predicated on our ability to create new products and technologies and to anticipate future market requirements and applicable industry standards. We presently are investing in two new product groups, one targeted at carrier infrastructure products and the other directed at providing our Secure Web Gateway functionality as a cloud computing service. To accomplish these investments, we intend to continue to add personnel and other resources to our research and development function. We will likely recognize costs associated with these investments earlier than the anticipated benefits. If we do not achieve the anticipated benefits from these investments, or if the achievement of these benefits is delayed, our business, financial condition and results of operations may be adversely affected.

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

In the past, we have acquired other businesses, including our acquisitions of Packeteer, Inc., and Permeo Technologies, Inc., our acquisition of certain assets of the NetCache business from Network Appliance, Inc., and in fiscal 2010, our acquisition of a majority interest in S7, an IT research and development outsourcing firm located in Bangalore, India. It is likely we will acquire additional businesses or assets in the future. There is no guaranty that such acquisitions will yield the benefits we anticipate. The success of any acquisition is impacted by a number of factors, and may be subject to the following risks:

•	inability to successfully integrate the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	loss of key employees; and

•	substantial transaction costs.

Acquisitions may also result in risks to our existing business, including:

•	dilution of our current stockholders’ percentage ownership to the extent we issue new equity;

•	assumption of additional liabilities;

•	incurrence of additional debt or a decline in available cash;

•	adverse effects to our financial statements, such as the need to make large and immediate write-offs or the incurrence of restructuring and other related expenses;

•	liability for intellectual property infringement and other litigation claims, which we may or may not be aware of at the time of acquisition;

•	creation of goodwill or other intangible assets that could result in significant amortization expense or impairment charges; and

•	incurrence of tax expense related to the effect of acquisitions on our intercompany research and development cost sharing arrangements and legal structure.

The occurrence of any of the above risks could seriously impact our business, financial condition and results of operations.

Third parties may assert that our products or services infringe their intellectual property rights.

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

We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. The defense or settlement of any such claims, even if unmeritorious, could be time-consuming and costly. As well, such claims may require us to enter into royalty or licensing agreements, or to develop non-infringing technology. As well, injunctive relief could be entered against us or trade restrictions could be imposed. Any of the foregoing could seriously harm our business, financial condition and results of operations.

Our international operations expose us to risks.

We currently have operations in a number of foreign countries. In fiscal 2010, 55.5% of our total net revenue was derived from customers outside of the Americas; thus, our business is substantially dependent on economic conditions and IT spending in markets outside the Americas. As well, in fiscal 2010, we commenced moving certain of our research and development and other operations offshore to lower cost geographies. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

•	technical difficulties and costs associated with product localization;

•	challenges associated with coordinating product development efforts among geographically dispersed areas;

•	potential loss of proprietary information due to piracy, misappropriation or laws that may inadequately protect our intellectual property rights;

•

our limited experience in establishing a sales and marketing presence, and research and development operations, together with the appropriate internal systems, processes and controls, in certain geographic markets;

•	longer payment cycles for sales in certain foreign countries;

•	seasonal reductions in business activity in the summer months in Europe and at other times in various countries;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences or changes in applicable tax laws;

•	import and export restrictions and tariffs and other trade protection initiatives;

•	potential failures of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act;

•	compliance with foreign laws and other government controls, such as those affecting trade, privacy, the environment and employment;

•	management, staffing, legal and other costs of operating an enterprise spread over various countries;

•	fluctuations in foreign exchange rates, which we currently do not hedge against;

•	political or economic instability, regulatory changes, and war or terrorism in the countries where we are doing business; and

•	fears concerning travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face-to-face interactions.

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

We provide forecasts of our requirements to our supply chain partners on a rolling 12-month basis. If our forecast exceeds our actual requirements, a supply chain partner may assess additional charges or we may have liability for excess inventory, each of which could negatively affect our gross margin. If our forecast is less than our actual requirements, the applicable supply chain partner may have insufficient time or components to produce or fulfill our product requirements, which could delay or interrupt manufacturing of our products or fulfillment of orders for our products, and result in delays in shipments, customer dissatisfaction, and deferral or loss of revenue. As well, we may be required to purchase sufficient inventory to satisfy our future needs in situations where a component or product is being discontinued. In fiscal 2010, we eliminated the stocking rights of distributors, so we now must rely on our own inventory of products to satisfy customer orders. If we fail to accurately predict our requirements, we may be unable to fulfill those orders or we may be required to record charges for excess inventory. Any of the foregoing could adversely affect our business, financial condition and results of operations.

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

We depend primarily on original design manufacturers (each of which is a third party original design manufacturer for numerous companies) to co-design and co-develop the hardware platform for our products. We also depend on independent contract manufacturers (each of which is a third party manufacturer for numerous companies) to manufacture and fulfill our products. These supply chain partners are not committed to design or manufacture our products, or to fulfill orders for our products, on a long-term basis in any specific quantity or at any specific price. Also, from time to time, we may be required to add new supply chain partner relationships or new manufacturing or fulfillment sites to accommodate growth in orders or the addition of new products. It is time consuming and costly to qualify and implement new supply chain partner relationships and new manufacturing or fulfillment sites, and such additions increase the complexity of our supply chain management. Our ability to ship products to our customers could be delayed if we fail to effectively manage our supply chain partner relationships; if one or more of our design manufacturers does not meet our development schedules; if one or more of our contract manufacturers experiences delays, disruptions or quality control problems in manufacturing our products; or if one or more of our third party logistics providers experiences delays or disruptions or otherwise fails to meet our fulfillment schedules; or if we are required to add or replace design manufacturers, contract manufacturers, third party logistics providers or fulfillment sites. In addition, these supply chain partners have access to certain of our critical confidential information and could wrongly disclose such information. Moreover, an increasing portion of our manufacturing is performed outside the United States, primarily in China, and is, therefore, subject to risks associated with doing business in foreign countries. If manufacturing or logistics in these foreign countries is disrupted for any reason, including natural disasters, information technology system failures, military or government actions or economic, business, labor, environmental, public health, or political issues, our business, financial condition and results of operations could be adversely affected.

If the protection of our proprietary technology is inadequate, our competitors may gain access to our technology.

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws, and patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries, including countries where we sell products and have operations, do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and unauthorized third parties, including current and future competitors, may independently develop similar or superior technology, duplicate or reverse engineer aspects of our products, or design around our patented technology or other intellectual property.

As of April 30, 2010, we had 105 issued U.S. patents, 73 pending U.S. patent applications (provisional and non-provisional), 3 foreign issued patents and 4 pending foreign patent applications. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us for the infringement.

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

We depend on our ability to attract and retain highly qualified and skilled personnel on an ongoing basis. Our success will depend in part on our ability to recruit and retain key personnel. We presently compensate our key and high performing employees in part through awards of equity in the company, including stock options and restricted stock units. Increases in shares available for issuance under our 2007 stock incentive plan require stockholder approval. As occurred in October 2009, we may not obtain the necessary stockholder approval, which could limit our future ability to grant equity awards to employees for the purposes of retention of those employees.

The majority of our U.S.-based employees, including our senior management personnel, are employed on an “at-will” basis, which may make it easier for key employees to move to new employment. Our inability to timely hire replacement or additional employees may impact our operations, since new hires, particularly sales personnel, frequently require extensive training before they achieve desired levels of productivity. This may affect our ability to grow our net revenue. In addition, we may increase our hiring in locations outside of the U.S., such as in connection with our research and development facility in India, which could subject us to additional geopolitical and exchange rate risks.

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

Our products are highly complex and may contain undetected operating errors or quality problems, particularly when first introduced or as new versions or upgrades are released. Despite testing by us and by current and potential customers, errors or quality problems may not be found in new products or new versions until after commencement of commercial shipments, resulting in customer dissatisfaction and loss of or delay in market acceptance and sales opportunities. This could materially adversely affect our operating results. These errors and quality problems could also cause us to incur significant repair or replacement costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. We may also incur significant costs in connection with a product recall and any related indemnification obligations, which could materially adversely affect our operating results. In addition, many of our products operate on our internally developed operating system, and any error in the operating system may affect those products. We have experienced errors or quality problems in the past in connection with new products and enhancements to existing products. We expect that errors or quality problems will be found from time to time in new or enhanced products after commencement of commercial shipments, which could seriously harm our business.

Since our end user customers install our appliances directly into their network infrastructures, any errors, defects or other problems with our products could negatively impact their networks or other Internet users, resulting in financial or other losses. While we typically seek by contract to limit our exposure to damages, it is possible that such limitations might not exist or might not be enforced in the event of a product liability claim. Moreover, a product liability claim brought against us, even if not successful, would likely be time-consuming and costly to defend or settle, and could seriously harm the reputation of our business and products.

We may not be able to successfully manage the growth of our business and may suffer other losses if we are unable to improve our systems and processes.

Our growth, including growth through the acquisition of Packeteer, together with evolving regulatory requirements and changes in financial accounting and reporting standards, has placed increased demands on our management and our business infrastructure. We need to continue to improve our systems and processes to effectively manage our operations and growth, including our growth into new geographies. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner. As well, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. This could adversely affect our business, financial condition and results of operations.

Third parties may bring legal actions against us.

In the past third parties have brought legal actions against us and other parties to whom we provided indemnification. We incurred substantial costs to defend those lawsuits and related legal proceedings. It is likely that in the future other parties may bring legal actions against us. Such actions, even if without merit, could harm our business. Any material litigation or arbitration inevitably results in the diversion of the attention of our management and other relevant personnel. To the extent uninsured, such claims further require the expenditure of our resources for defense costs for us and for parties to whom we may have indemnification obligations. We also may be required to pay material amounts in settlement costs or damages. As well, if the matter relates to intellectual property infringement, we may be required to enter into royalty or licensing agreements or to develop non-infringing technology, and injunctive relief could be entered against us. Customer concerns with respect to material litigation can result in delayed or lost sales. Any of the foregoing could seriously harm our business and have a material adverse effect on our business, financial condition and results of operations.

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates.

Forecasts of our income tax position and effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits and losses earned by us and our subsidiaries in various tax jurisdictions with a broad range of income tax rates, as well as changes in the valuation of deferred tax assets and liabilities, the impact of various accounting rules and changes to these rules and tax laws, the results of examinations by various tax authorities, and the impact of any acquisition, business combination or other reorganization or financing transaction. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction and forecast our tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimated, our actual tax rate could be materially different than forecasted, which could have a material impact on our financial condition and results of operations.

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

We issued zero coupon convertible senior notes in an aggregate principal amount of $80 million that mature in 2013, in order to acquire Packeteer. If these notes are not converted prior to maturity we will be required to repay the principal amount, which could impact our liquidity. As well, the notes contain certain conditions of default and, should a default occur, the holders of the notes may be able to require early payment of the notes.

We may be unable to raise additional capital.

We believe that our available cash, cash equivalents and short term investments will enable us to meet our liquidity and capital requirements for at least the next 12 months. However, if cash is required for unanticipated needs, including payment of our zero coupon convertible senior notes in the event of default or in connection with a proposed acquisition of a company or technology, we may need additional capital during that period. The development and marketing of new products and our investment in sales and marketing efforts require a significant commitment of resources. If the market for our products develops at a slower pace than anticipated, we could be required to raise additional capital. We cannot guarantee that, should it be required, sufficient debt or equity capital will be available to us under acceptable terms, if at all. If we were unable to raise additional capital when required, our business, financial condition and results of operations could be seriously harmed.

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

The market price of our common stock may fluctuate significantly in response to the following factors, among others:

•	variations in our quarterly operating results;

•	changes in financial estimates or investment recommendations by securities analysts;

•	changes in macroeconomic conditions;

•	the introduction of new products by our competitors;

•	our ability to keep pace with changing technological requirements;

•	changes in market valuations of information technology companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments, or other significant transactions;

•	loss of customers who represent a significant portion of our revenues;

•	additions or departures of key personnel;

•	fluctuations in stock market volumes;

•	investor confidence in our stock, technology stocks and the stock market in general;

•	speculation in the press or investment community about our strategic position, financial condition, results of operations or business; and

•	regulatory or litigation matters.

It is not uncommon for securities class actions or other litigation to be brought against a company after periods of volatility in the market price of a company’s stock, and we have been subject to such litigation in the past. Such actions could result in management distraction and expense and could result in a decline in our stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Sunnyvale, California, where we lease two buildings consisting of an aggregate of approximately 234,000 square feet of office space pursuant to leases effective through November 2015. We also lease space for research and development in Draper, Utah; Waterloo, Ontario in Canada; and Bangalore, India. In addition, we lease space for sales and support in several metropolitan areas in North America and in several other countries outside the United States.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available, if necessary.

Item 3. Legal Proceedings

The information set forth under Note 13 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.

PART II

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

	High	Low
For the year ended April 30, 2010:
First Quarter	$20.75	$13.32
Second Quarter	$25.62	$17.26
Third Quarter	$30.65	$22.06
Fourth Quarter	$35.47	$24.53
For the year ended April 30, 2009:
First Quarter	$25.37	$12.47
Second Quarter	$19.00	$9.89
Third Quarter	$13.61	$7.26
Fourth Quarter	$15.32	$9.01

At April 30, 2010, there were 459 stockholders of record and the price of our common stock was $32.53. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

Dividend Policy

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

Stock Performance Graph

The following graph compares the cumulative five-year total return provided shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer Manufacturers index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on April 30, 2005 and its relative performance is tracked through April 30, 2010.

	4/05	4/06	4/07	4/08	4/09	4/10
Blue Coat Systems, Inc.	$100.00	$151.11	$243.47	$293.19	$184.17	$451.81
NASDAQ Composite	100.00	121.25	134.58	127.40	89.92	129.99
NASDAQ Computer Manufacturers	100.00	117.37	138.37	150.52	108.84	185.06

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

	Year Ended April 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations
Total net revenue	$496,137	$444,745	$305,439	$177,700	$141,722
Total cost of net revenue	125,633	131,135	71,445	45,748	43,048
Gross profit	370,504	313,610	233,994	131,952	98,674
Total operating expenses	331,505	311,042	208,873	141,637	97,165
Operating income (loss)	38,999	2,568	25,121	(9,685)	1,509
Income (loss) before income taxes	37,351	623	30,530	(6,074)	3,215
(Benefit) provision for income taxes	(5,528)	9,131	(2,038)	1,124	275
Net income (loss)	$42,879	$(8,508)	$32,568	$(7,198)	$2,940
Net income (loss) per share (1):
Basic	$0.97	$(0.22)	$0.93	$(0.25)	$0.11
Diluted	$0.93	$(0.22)	$0.82	$(0.25)	$0.10
Weighted average shares used in computing net income (loss) per share:
Basic	44,326	38,493	35,179	29,188	25,930
Diluted	45,980	38,493	39,659	29,188	29,284

	As of April 30,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$236,347	$114,163	$162,178	$93,887	$57,190
Working capital	184,842	66,644	123,561	66,394	40,725
Total assets	696,038	562,293	387,768	248,674	164,164
Other long-term liabilities	83,781	52,903	23,915	16,489	10,130
Convertible senior notes	77,241	76,347	—	—	—
Series A redeemable convertible preferred stock	—	—	—	41,879	—
Total Blue Coat stockholders’ equity	386,009	281,609	251,461	118,589	109,958

(1)	For more information on earnings per share including the two class method see Note 2 in the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: plans to develop and offer new products and services and enter new markets; expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues, gross margins and income tax provisions; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

Overview

We sell a family of proxy and other appliances, and related software and services. Our appliances, together with our software, secure and optimize the delivery of business applications, Web content and other information over a Wide Area Network (“WAN”) or across an enterprise’s Internet gateway. Our products are based on three core functionalities: 1) security of the delivery of applications and content; 2) acceleration and optimization of the delivery of applications and content; and 3) visibility of the applications, content and users on the network. While our products are frequently sold and used individually, many of our product and service offerings share a common architecture and work together as part of an Application Delivery Network infrastructure. The combined offering enables distributed enterprises with multiple offices and geographically decentralized employees to more efficiently and effectively use and secure their critical business applications and networks.

In fiscal 2010, we evolved our business strategy to include offering the core functionality of our products to new markets and through new delivery models and strategic relationships. We reorganized our product-oriented and development resources into product groups to support this strategy. We continue to refine those organizations to better serve our strategy and to better address specific markets, such as the telecommunications carrier market and the mid-market for Secure Web Gateway products. During the fourth quarter of fiscal 2010, we released two new products: our CacheFlow 5000 appliance, which is a WAN optimization appliance targeted specifically for the telecommunications carrier market; and our ProxySG Virtual Appliance, which is a software-based WAN optimization appliance designed to run as a virtual image on industry standard servers, targeted for large and mid-sized customers.

During fiscal 2010, we also focused on improving our operational efficiency and cost structure, implemented a global restructuring plan and revised our global logistics practices. We initiated our global restructuring plan in the third quarter of fiscal 2010. This plan included a net reduction of approximately 10% of our then-current headcount and the closure of three of our smaller remote product development facilities. The total estimated restructuring costs associated with the plan are $13.0 million, and we recognized substantially all of these costs by the end of fiscal 2010. The revision of our global logistics practices commenced in the first quarter of fiscal 2010 and was completed during the fiscal year. We now ship all of our products directly to end user customers or value-added resellers from one of two regional logistics centers, rather than using stocking distributors. This change has reduced shipping costs for us and for our channel partners and has shortened delivery times.

We measure the success of our collective efficiency and cost reduction efforts in substantial part by our operating margin and cash flow from operations. As discussed below, we saw improvement in both of these financial metrics during the course of the fiscal year. While we were successful in increasing operating profitability in the second half of fiscal 2010, many factors can impact our future performance, including the global economic environment, seasonality and our ability to balance those activities that are necessary to drive future growth while controlling current operating costs.

At the end of the fourth quarter of fiscal 2010, we experienced difficulty in closing sales transactions in our EMEA geographic region, which typically accounts for over 35% of our net revenue. We believe that this may have resulted from the current macroeconomic challenges in Europe. We expect that such challenges may continue in the first quarter of fiscal 2011, and possibly longer, resulting in longer sales cycles in Europe during that period. In addition, because our quota-carrying sales force is on an annual sales compensation plan, with year-end accelerators to encourage the closing of sales in the fourth fiscal quarter, we expect that our revenue during the first quarter of fiscal 2011 may also be negatively affected by seasonality.

Although we intend to continue to focus on our operational efficiency, cost structure and profitability in fiscal 2011, we also are selectively investing in activities that we believe will drive future growth of our business. We presently are focused on growing our business through four key initiatives:

•

Increasing sales of our Secure Web Gateway products to large enterprises through cross-selling to channel partners and assisting end user customers to implement more comprehensive and robust Secure Web Gateway solutions to protect their network investments;

•	Increasing sales of our WAN Optimization products to those end user customers seeking acceleration of e-mail and storage;

•	Increasing sales in the telecommunications carrier market, particularly in areas of the world where bandwidth is relatively limited and expensive; and

•	Developing and delivering a cloud-based services offering, initially directed at providing Secure Web Gateway services, particularly to mid-market customers.

During fiscal 2011, we intend to invest in these and other initiatives that we believe will enhance our growth and increase our market penetration while continuing to focus on increased operating profitability and cash flow from operations.

We track many financial metrics as key measures of our business performance, including net revenue, operating margin, deferred revenue, cash flow from operations and cash position.

Net Revenue

Net revenue, which includes product and service revenue, increased to $496.1 million in fiscal 2010 from $444.7 million in fiscal 2009. Net product revenue in fiscal 2010 was $322.1 million, a $16.5 million increase compared with fiscal 2009, due to an increased demand for our products, which we believe primarily resulted from improved economic conditions and increased enterprise IT spending. Net product revenue primarily consists of revenue from sales of our ProxySG and PacketShaper appliances and licenses to our WebFilter product. We recognized $174.0 million in service revenue in fiscal 2010, a $34.9 million increase compared with fiscal 2009. The increase in service revenue was driven primarily by an increase in revenue from new and renewal service contracts.

Operating Margin

Our operating income increased $36.4 million to $39.0 million in fiscal 2010 compared with fiscal 2009. This increase was attributable to both an increase in net revenue discussed above and an increase in our gross profit margin from 70.5% in fiscal 2009 to 74.7% in fiscal 2010, partially offset by an increase in operating expenses of $20.5 million in fiscal 2010 compared with fiscal 2009. The increase in operating expenses was primarily driven by restructuring charges of $12.6 million and higher research and development expenses in fiscal 2010. The year-over-year gross margin increase resulted from both, a favorable product mix and decreased product discounting, and decreased impact from the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of net revenue and service revenue by $28.1 million in total in fiscal 2009 compared with a negative impact of $5.3 million in total in fiscal 2010. At April 30, 2010, $0.8 million of the fair value write-down on Packeteer’s deferred service revenue remained to be recognized and the fair value write-up of Packeteer inventory was fully recognized. Excluding the fair value purchase accounting impact on gross profit in these two fiscal periods, gross profit margin in fiscal 2010 would have been approximately 54 basis points higher than that in fiscal 2009, primarily as a result of favorable changes in product mix and decreased product discounting.

Operating expenses consist of sales and marketing expenses, research and development expenses, general and administrative expenses, amortization of acquisition-related intangible assets and restructuring charges. Personnel-related costs, including stock-based compensation, are the primary driver of the operating expenses in each functional area. As of April 30, 2010 and 2009 we had 1,261 and 1,459 full-time equivalent employees, respectively. The April 30, 2010 headcount included 66 employees acquired in the S7 acquisition.

Deferred Revenue

Net deferred revenue was $154.2 million at April 30, 2010 compared with $130.6 million at April 30, 2009. The increase was primarily due to a $28.9 million increase in the sales of renewal service contracts to our customers, including an increase in long-term service contracts sold with our appliances, partially offset by $5.3 million decrease in deferred revenue related to the elimination of stocking shipments to our distributors who previously carried inventory, as a result of our change to a direct fulfillment model. At April 30, 2010, our transition to a direct fulfillment model was complete.

Cash Flow from Operations and Cash Position

During fiscal 2010, we generated cash flow from operations of $96.8 million compared with $57.7 million generated during fiscal 2009. The increase in operating cash flow in fiscal 2010 was primarily driven by higher net income after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, partially offset by lower working capital sources of cash in the current fiscal year and increased deferred revenue. Our cash and cash equivalents and restricted cash were $237.3 million at April 30, 2010 compared with $115.0 million at April 30, 2009. The overall increase in our cash and cash equivalents balance was primarily due to higher cash generated by operations and net proceeds from issuance of common stock. The increased proceeds from issuance of common stock were driven primarily by an increase in stock option exercises in the current fiscal year due to the increase in our stock price in the current fiscal year compared with the prior fiscal year.

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

Revenue Recognition

We sell a family of proxy and other appliances, and related software and services. We operate a multiple tier channel distribution model that includes both distributors and value-added resellers. In most cases, we sell our products to distributors, who in turn sell to value-added resellers and ultimately end users. In these cases, we ship our products from our fulfillment centers to value-added resellers who provide configuration services for the end users. In some cases, we sell directly to value added-resellers, who in turn sell to end users. In these cases, we ship our products from our fulfillment centers directly to end users. We do not accept orders from distributors or value-added resellers when we are aware that they do not have an order from an end user. Additionally, we provide unspecified software upgrades, on a when-and-if available basis, through maintenance contracts for most of our products. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is probable.

We define each of the four criteria above as follows:

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a distributor or value-added reseller agreement and, in limited cases, an end user agreement.

Delivery or performance has occurred. We use shipping and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. We recognize product revenue upon transfer of title and risk of loss, which generally is upon shipment to distributors, value-added resellers and end users. We generally do not have significant obligations for future performance, such as rights of return or pricing credits, associated with our sales.

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

We recognize revenue from the sale of third party anti-virus software net of royalties paid and classify this revenue as net service revenue in our consolidated statements of operations.

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

Stock-Based Compensation

Effective May 1, 2006, we adopted the fair value recognition provisions of Accounting Standards Codification (“ASC”) No. 718, Compensation—Stock Compensation, (“ASC 718”, formerly FASB Statement No. 123(R)) using the modified prospective transition method. Under that transition method, compensation expense recognized beginning on that date include: (a) compensation expense for all unvested share-based payments granted prior to May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement 123; and (b) compensation expense for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. We use the Black-Scholes option valuation model to calculate compensation expense.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected term of options, the expected price volatility of the stock underlying such options, the risk-free interest rate, and the expected dividend yield. We are required to estimate the stock awards that we ultimately expect to vest and to reduce compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. To the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest.

Supply Chain Liabilities and Valuation of Inventory

We outsource our manufacturing, product fulfillment and repair operations to contract manufacturers and third party logistics providers, and a significant portion of our cost of net revenue results from these activities. Our contract manufacturers procure components and manufacture our products based on demand forecasts that we prepare. These forecasts are based on estimates of future product demand and are adjusted for overall market conditions. If the actual product demand is significantly lower than forecasted, we may be required to write down our inventory or accrue for excess supply chain liability, which could have an adverse impact on our gross margins and profitability.

Inventory consists of raw materials and finished goods. Inventory is recorded at the lower of cost (using the first-in, first-out method) or market, after obsolescence and inventory in excess of anticipated future demand is considered. In assessing the ultimate recoverability of inventory, we are required to make estimates regarding future customer demand, last time buy decisions, the timing of new product introductions, economic trends and market conditions.

Acquisitions, Goodwill and Identifiable Intangible Assets

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration be recorded at the date of acquisition at their respective fair values. Goodwill is measured as a residual as of the acquisition date, which in most cases, results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies, and also include, but are not limited to, future expected cash flows to be earned from the product-related technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquisition-related identifiable intangible assets are amortized on a straight-line basis over their estimated economic lives, which are three to seven years for developed technology and patents, five years for core technology, four to seven years for customer relationships and two years for trade name.

We perform goodwill impairment tests annually during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2010 and concluded that no impairment existed at April 30, 2010.

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

Income Taxes

We use the liability method to account for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense and calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of the amortization of certain intangible assets. These temporary differences result in deferred tax assets or liabilities, which are included within the consolidated balance sheets.

We record a valuation allowance to reduce certain deferred tax assets to an amount that we estimate is more likely than not to be realized. We consider estimated future taxable income and prudent tax planning strategies in determining the need for a valuation allowance. When we determine that it is more likely than not that some or all of our deferred tax assets will be realized by either refundable income taxes or future taxable income, the valuation allowance will be reduced and the related tax impact will be recorded as a reduction to the tax provision in that period. Likewise, should we determine that we are not likely to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be recorded as an increase to the tax provision in the period in which such determination was made.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and conflicting tax laws and regulations, as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, tax authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. We review our uncertain tax benefits quarterly, and we may adjust such uncertain tax benefits as a consequence of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations with tax authorities of different countries concerning our transfer pricing, resolution with respect to individual audit issues/audit years, or the expiration of statutes of limitations. In addition, our tax contingency reserve includes certain amounts for potential tax assessments for pre-acquisition tax years of acquired companies, which, if recognized, will be recorded to our provision for income taxes.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, consolidated statements of operations data for the periods indicated:

	Year Ended April 30,
	2010	2009	2008
Net revenue:
Product	64.9%	68.7%	76.6%
Service	35.1%	31.3%	23.4%

Total net revenue	100.0%	100.0%	100.0%
Cost of net revenue:
Product	15.6%	19.3%	15.7%
Service	9.7%	10.2%	7.7%

Total cost of net revenue	25.3%	29.5%	23.4%
Gross profit	74.7%	70.5%	76.6%
Operating expenses:
Sales and marketing	36.2%	40.1%	42.2%
Research and development	17.1%	17.2%	16.9%
General and administrative	9.5%	10.7%	9.1%
Amortization of intangible assets	1.5%	1.5%	0.2%
Restructuring	2.5%	0.4%	0.0%

Total operating expenses	66.8%	69.9%	68.4%

Operating income	7.9%	0.6%	8.2%
Interest income	0.1%	0.3%	2.0%
Interest expense	(0.2)%	(0.2)%	(0.1)%
Other expense, net	(0.3)%	(0.5)%	(0.1)%

Income (loss) before income taxes	7.5%	0.2%	10.0%
(Benefit) provision for income taxes	(1.1)%	2.1%	(0.7)%

Net income (loss)	8.6%	(1.9)%	10.7%

Net Revenue

Net revenue consists of product and service revenue. Net product revenue primarily consists of revenue from sales of our ProxySG and PacketShaper appliances and licenses to our WebFilter product. Net service revenue primarily consists of sales of new and renewal service contracts and sales of third party software. Although it is generally our practice to promptly ship products upon receipt of properly finalized purchase orders based on our published shipping lead times, we occasionally have orders that have not shipped or have otherwise not met all the required criteria for revenue recognition at the end of the quarter. In some of these cases, we may exercise discretion over the timing of shipments, which affects the timing of revenue recognition for those orders. In such cases, we consider a number of factors, including: our operational capacity to fulfill orders at the end of the quarter; our published shipment lead times; the delivery dates requested by customers and resellers; the effect of the related revenue on our business plan; the amount of orders shipped in the quarter; and the concentration of orders received at the end of the quarter.

The following is a summary of net revenue and the changes in net revenue by fiscal year:

	Year Ended April 30,
	2010	2009	2008
	(dollars in thousands)
Total net revenue	$496,137	$444,745	$305,439
Change from prior fiscal year ($)	$51,392	$139,306	$127,739
Change from prior fiscal year (%)	11.6%	45.6%	71.9%

Fiscal 2010 compared with Fiscal 2009: Net revenue, which includes product and service revenue, increased $51.4 million, or 11.6%, in fiscal 2010 compared with fiscal 2009. Net product revenue in fiscal 2010 was $322.1 million, a $16.5 million increase compared with fiscal 2009, due to increased demand for our products, which we believe primarily resulted from an improvement in the economic environment and enterprise IT spending. Net service revenue in fiscal 2010 was $174.0 million, a $34.9 million increase compared with fiscal 2009. The increase in service revenue was the result of sales of new service contracts sold with our appliance in addition to continued growth in our installed base and the resulting increase in revenue from renewal service contracts.

Fiscal 2009 compared with Fiscal 2008: Net revenue, which includes product and service revenue, increased $139.3 million, or 45.6%, to $444.7 million in fiscal 2009 compared with fiscal 2008. Net product revenue in fiscal 2009 was $305.6 million, a $71.7 million increase compared with the prior fiscal year period, and included $57.7 million in sales of Packeteer products. Net service revenue in fiscal 2009 was $139.1 million, a $67.6 million increase compared with the prior fiscal year, and included $31.4 million attributable to Packeteer. The balance of the increase in net revenue was primarily driven by the continued growth in our installed base, resulting in an increase in sales of service contracts.

The following is a summary of net revenue by geographic area:

	Year Ended April 30,
	2010		2009		2008
	(dollars in thousands)
Americas (1)	$220,465	44.5%	$199,899	45.0%	$146,784	48.1%
EMEA (2)	185,163	37.3	162,493	36.5	112,110	36.7
APAC (3)	90,509	18.2	82,353	18.5	46,545	15.2

Total net revenue	$496,137	100.0%	$444,745	100.0%	$305,439	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

Revenues from sales to customers outside of the Americas are a significant part of our revenue mix. Since all of our sales are currently invoiced in U.S. dollars, a change in the value of the dollar relative to foreign currencies could affect the demand for our products and therefore impact our revenues in foreign markets. For fiscal 2010, approximately 55.5% of our total net revenue was derived from customers outside of the Americas compared with 55.0% and 51.9% for fiscal 2009 and 2008, respectively.

Net revenue in Americas increased $20.6 million in fiscal 2010, up 10.3% from fiscal 2009. This increase was driven by a $7.8 million increase in product revenue primarily from shipments of our ProxySG appliances in addition to a $12.8 million increase in service revenue driven by an increase in revenue from renewal service contracts. Net revenue in Americas increased $53.1 million in fiscal 2009, up 36.2% from fiscal 2008.

Net revenue in EMEA increased $22.7 million in fiscal 2010, up 14.0% from fiscal 2009. This increase was driven by a $9.6 million increase in product revenue primarily from shipments of our ProxySG appliances, partially offset by a decrease in shipment of our PacketShaper appliances, in addition to a $13.1 million increase in service revenue driven by an increase in both new and renewal service revenue. Net revenue in EMEA increased $50.4 million in fiscal 2009, up 44.9% from fiscal 2008.

Net revenue in APAC increased $8.2 million in fiscal 2010, up 9.9% from fiscal 2009. This increase was driven by a $9.0 million increase in service revenue due to an increase in revenue from both new and renewal service contracts partially offset by a $0.8 million decline in product revenue. The decline in product revenue resulted from a decrease in shipments of our ProxySG appliances, partially offset by an increase in shipments of our PacketShaper appliances. Net revenue in APAC increased $35.8 million in fiscal 2009, up 76.9% from fiscal 2008.

Gross Profit

The following is a summary of gross profit by fiscal year:

	Year Ended April 30,
	2010	2009	2008
	(dollars in thousands)
Gross profit	$370,504	$313,610	$233,994
Gross profit margin	74.7%	70.5%	76.6%

Fiscal 2010 compared with Fiscal 2009: Gross profit increased $56.9 million, or 18.1%, in fiscal 2010 compared with fiscal 2009, as a result of an increase in net revenue and related gross profit margin. Gross profit margin in fiscal 2010 increased to 74.7% from 70.5% in fiscal 2009, primarily as a result of favorable product mix, decreased product discounting and a decreased impact from the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of product revenue and net service revenue by $28.1 million for fiscal 2009 compared with a negative impact of $5.3 million for fiscal 2010. Excluding the fair value purchase accounting impact on gross profit in these two fiscal periods, gross profit margin in fiscal 2010 would have been approximately 54 basis points higher than that in fiscal 2009, primarily as a result of favorable changes in product mix and decreased product discounting.

Fiscal 2009 compared with Fiscal 2008: Gross profit increased $79.6 million, or 34.0%, to $313.6 million in fiscal 2009 from $234.0 million in fiscal 2008, which was consistent with the increase in net revenue. Gross profit margin in fiscal 2009 decreased to 70.5% from 76.6% in fiscal 2008, primarily attributable to costs associated with acquired Packeteer products, including $16.2 million associated with the sale of inventory that had been written-up to fair value, $5.0 million of amortization of acquisition-related intangible assets, and a $11.9 million write-down of deferred service revenue to fair value, all as required by purchase accounting rules. Also, contributing to the decrease in gross profit margin compared with fiscal 2008 were increased manufacturing expenses and other cost of goods sold as a percentage of net revenue.

Sales and Marketing

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. The following is a summary of sales and marketing expense by fiscal year:

	Year Ended April 30,
	2010	2009	2008
	(dollars in thousands)
Sales and marketing	$179,725	$178,470	$128,927
Sales and marketing as a percentage of net revenue	36.2%	40.1%	42.2%

Fiscal 2010 compared with Fiscal 2009: Sales and marketing expense increased $1.2 million, or 0.7%, in fiscal 2010 compared with fiscal 2009. The increase in sales and marketing expense was primarily attributable to a $4.3 million increase in salaries and benefits as a result of higher headcount during the current fiscal year compared with the prior fiscal year, including commission payments, as well as an increase in various other sales and marketing expenses to promote our strategy and market position, partially offset by a $3.1 million decrease in recruitment and travel related costs. Fiscal 2009 sales and marketing expense included $3.6 million of Packeteer integration and transition-related costs.

Sales and marketing headcount was 501 at April 30, 2010 compared with 529 at April 30, 2009. We currently expect sales and marketing expense during fiscal 2011 to increase in absolute dollars, as a consequence of increases in our quota-carrying sales force, increased sales in both U.S. and international markets and the establishment and expansion of new and existing distribution channels.

Fiscal 2009 compared with Fiscal 2008: Sales and marketing expense increased $49.5 million to $178.4 million in fiscal 2009 from $128.9 million in fiscal 2008. The increase in sales and marketing expense was primarily attributable to a $22.4 million increase in salaries and benefits, as a result of higher headcount, and related expenses including commission payments and training, $0.8 million of increased stock-based compensation expense, $6.4 million of increased travel costs and $6.2 million of increased marketing program spending, including spending on advertising and public relations. The increase in sales and marketing expense was consistent with our plans to invest resources in the WAN Optimization market and promotion of our strategy. Sales and marketing headcount was 529 at April 30, 2009 compared with 385 at April 30, 2008.

Research and Development

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs. The following is a summary of research and development expense by fiscal year:

	Year Ended April 30,
	2010	2009	2008
	(dollars in thousands)
Research and development	$84,930	$76,680	$51,587
Research and development as a percentage of net revenue	17.1%	17.2%	16.9%

Fiscal 2010 compared with Fiscal 2009: Research and development expense increased $8.3 million, or 10.8%, in fiscal 2010 compared with fiscal 2009. The increase was primarily attributable to a $7.4 million increase in salaries and benefits, including profit sharing, as a result of higher headcount during the year. Fiscal 2009 research and development expense included $3.0 million of Packeteer integration and transition-related costs.

Research and development headcount was 334 at April 30, 2010 compared with 369 at April 30, 2009. We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives in fiscal 2011 and beyond. We currently expect research and development expense to increase slightly in absolute dollars due to investments in our new research and development facility in India and development of new products and services.

Fiscal 2009 compared with Fiscal 2008: Research and development expense increased $25.1 million in fiscal 2009 to $76.7 million. The increase in research and development expense from fiscal 2008 was largely attributable to a $13.3 million increase in salaries and benefits as a result of higher headcount, including $0.3 million of increased stock-based compensation, $2.5 million of Packeteer acquisition-related integration and transition costs and $6.6 million of increased facilities and IT resource allocations. Research and development headcount was 369 at April 30, 2009 compared with 263 at April 30, 2008.

General and Administrative

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses. The following is a summary of general and administrative expense by fiscal year:

	Year Ended April 30,
	2010	2009	2008
	(dollars in thousands)
General and administrative	$47,010	$47,679	$27,909
General and administrative as a percentage of net revenue	9.5%	10.7%	9.1%

Fiscal 2010 compared with Fiscal 2009: General and administrative expense decreased $0.7 million, or 1.4%, in fiscal 2010 compared with fiscal 2009. The decrease was primarily due to a $1.7 million of Packeteer integration and transition-related costs, as well as a $1.0 million charge for bad debt expense in fiscal 2009, each of which did not reoccur in fiscal 2010, partially offset by a $1.9 million increase in personnel-related charges, including profit sharing, in fiscal 2010.

Fiscal 2009 compared with Fiscal 2008: General and administrative expense increased $19.8 million to $47.7 million in fiscal 2009 from $27.9 million in fiscal 2008. The increase was primarily due to a $10.0 million increase in salaries and benefits as a result of higher headcount and $8.5 million of increased legal fees, professional fees and legal settlement costs.

Amortization of Intangible Assets

Amortization expense for our intangible assets by fiscal year was allocated as follows:

	Year Ended April 30,
	2010	2009	2008
	(in thousands)
Included in cost of net revenue	$5,152	$4,969	$1,189
Included in operating expenses	7,289	6,667	450

Total	$12,441	$11,636	$1,639

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7. The acquisition-related intangible assets consist of assumed customer contracts, which represent S7’s underlying relationships with its customers. The fair value assigned to customer relationships was $0.7 million, which will be amortized on a straight-line basis over the expected useful life of 4 years, consistent with the number of periods of prospective cash flow utilized to estimate the fair value of the assets.

We completed the acquisition of Packeteer on June 6, 2008. The acquisition-related intangible assets consist of developed technology and patents, customer relationships and trade name. The amounts assigned to customer relationships, developed technology and patents, and trade name were $35.0 million, $20.0 million, and $0.4 million, respectively.

For the fiscal years of 2010, 2009 and 2008, the amortization of intangible assets was related to our acquisitions of S7, Packeteer, certain assets of the NetCache business from Network Appliance, Permeo, Inc., Cerberian, Inc. and Ositis Software, Inc. The amortization of developed technology, core technology, patents and trade name is charged to cost of net revenue, while the amortization of customer relationships is charged to operating expense. We amortize customer relationships, developed technology and patents, and trade name on a straight-line basis over their weighted average expected useful lives of 5, 5, and 2 years, respectively. Total amortization expense for our identifiable intangible assets for the fiscal years ended April 30, 2010, 2009 and 2008 was $12.4 million, $11.6 million and $1.6 million, respectively.

Restructuring Charges

Restructuring charges consist primarily of personnel-related severance costs, contract termination costs and stock-based compensation expense. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. The following is a summary of restructuring charges by fiscal year:

	Year Ended April 30,
	2010	2009	2008
	(dollars in thousands)
Restructuring charges	$12,551	$1,546	$—
Restructuring charges as a percentage of net revenue	2.5%	0.4%	—%

Restructuring expenses in fiscal 2010 consisted of expenses associated with the Fiscal 2010 Restructuring Plan committed to and initiated in third quarter of fiscal 2010, which included a planned net reduction of approximately 10% of our current headcount and the closure of three facilities in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the Fiscal 2010 Restructuring Plan are $13.0 million, of which $11.0 million in charges relates to severance and related benefits for 265 employees and $2.0 million in charges relates to facility closures and consolidations. We recorded $12.6 million of restructuring charges in fiscal 2010, including $0.1 million of stock-based compensation, and expect to incur the remaining $0.4 million of the charges by the end of the first quarter of fiscal 2011.

Restructuring expenses in fiscal 2009 consisted of expenses associated with our Fiscal 2009 Restructuring Plan, which commenced in connection with our acquisition of Packeteer. The Fiscal 2009 Restructuring Plan expenses primarily included severance-related costs and stock-based compensation charges. The Fiscal 2009 Restructuring Plan was completed in the first quarter of fiscal 2010 and no further charges under that plan were incurred after that quarter.

Interest Income, Interest Expense and Other Expense, Net

Interest income consists of interest income earned on our cash and marketable securities. Our cash historically has been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. At April 30, 2010, our cash was invested in money market mutual funds and a money market savings account. Interest expense primarily relates to amortization of the fair value of warrants and a beneficial conversion feature associated with our convertible senior notes. Other expense, net, consists primarily of foreign currency exchange gains or losses, and non-recurring gains or losses realized outside our normal course of business. The following is a summary of interest income, interest expense and other expense, net, by fiscal year:

	Year Ended April 30,
	2010	2009	2008
	(in thousands)
Interest income	$303	$1,302	$6,127
Interest expense	$(918)	$(885)	$(257)
Other expense, net	$(1,033)	$(2,362)	$(461)

Fiscal 2010 compared with Fiscal 2009: Interest income decreased in fiscal 2010 compared with fiscal 2009 as a result of a significant decrease in our average investment yield due to lower interest rates on the money market funds in which the majority of our cash and cash equivalents was invested, partially offset by interest paid on our higher cash balances. Interest expense increased in fiscal 2010 due to the recognition of twelve months of amortization of the fair value of our warrants and the beneficial conversion feature associated with the convertible senior notes compared with eleven months of amortization in fiscal 2009. Other expense, net, decreased in fiscal 2010 compared with fiscal 2009, because of a reduction in foreign exchange losses in fiscal 2010 as compared with fiscal 2009.

Fiscal 2009 compared with Fiscal 2008: Interest income decreased for fiscal year 2009 compared with fiscal 2008 as a result of our reduced cash balances together with a decrease in our average investment yield due to lower interest rates on the money market funds in which the majority of our cash and cash equivalents was invested. In addition, interest expense increased in fiscal 2009 due to the amortization of the fair value of our warrants and a beneficial conversion feature associated with our convertible senior notes. Other expense, net, consisted primarily of net foreign currency exchange losses of $2.1 million and an impairment charge of $0.2 million taken on a note receivable. Foreign exchange losses increased during fiscal 2009 compared with fiscal 2008, particularly during the first half of the fiscal year when the U.S. dollar strengthened against foreign currencies during the comparable period in fiscal 2008.

(Benefit) Provision for Income Taxes

The following is a summary of (benefit) provision for income taxes by fiscal year:

	Year Ended April 30,
	2010	2009	2008
	(dollars in thousands)
(Benefit) provision for income taxes	$(5,528)	$9,131	$(2,038)

The (benefit) provision for income taxes primarily reflects current and deferred U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The (benefit) provision for income taxes for the year ended April 30, 2010 was $(5.5) million compared with $9.1 and $(2.0) million for the years ended April 30, 2009 and 2008, respectively.

Our (benefit) provision for income taxes decreased for the year ended April 30, 2010 compared with the year ended April 30, 2009, primarily due to recognition of deferred tax assets in the current fiscal year. The provision for income taxes of $9.1 million for fiscal 2009 is primarily related to foreign losses not benefited.

In evaluating our ability to realize our deferred tax assets, we consider all available positive and negative evidence, including past, current, and forecasted future operating results, our history of losses or profits and forecasts of future taxable income or losses. In the fourth quarter of fiscal 2010, we determined that it is more-likely-than-not that we will realize all remaining federal and state deferred tax assets, other than capital loss carryforwards and certain tax assets (including net operating losses and tax credits in the state of California) due to current earnings and projections of future profits. Accordingly, the Company released the valuation allowance against $10.6 million of previously unrecognized deferred tax assets during the fourth quarter of fiscal 2010. The Company recognized an additional $14.5 million of deferred tax assets during the current fiscal year which primarily related to the utilization of previously unbenefitted tax attributes to offset current taxable income in the U.S. In addition, there were reductions in the valuation allowance of $10.4 million that did not impact tax expense primarily related to adjustments of deferred tax assets associated with the reversals of temporary differences and the reduction of California deferred tax assets that will not be available in the future as a result of changes in California tax law that will impact the Company’s ability to utilize the assets.

As of April 30, 2010, we had net operating loss carryforwards for federal income tax purposes of approximately $217.9 million, which will expire in fiscal years ending in 2013 through 2030, if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $68.6 million, which will expire in fiscal years 2011 through 2030 if not utilized. Of the total tax attributes, we have $101.6 million of federal net operating loss carryforwards and $68.0 million of state net operating loss carryforwards for which no deferred tax asset has or will be recorded until the tax benefit relating to excess stock compensation deduction is realized. We also had federal and California tax credit carryforwards of approximately $14.0 million and $14.4 million, respectively. The federal research credit carryforwards will expire starting in 2027, if not utilized. The federal alternative minimum tax credit and California credit carryforwards are not subject to expiration.

Utilization of our net operating loss and credit carryforwards are subject to substantial annual limitations due to the ownership change provisions of the Internal Revenue Code and similar state provisions. To date, these annual limitations have resulted in the expiration of net operating loss and tax credit carryforwards before utilization of approximately $20.8 million and $3.6 million, respectively. Utilization of federal and state net operating losses of approximately $197.1 million and $68.6 million, respectively, as well as $10.4 million and $14.4 million of federal and state credits, respectively, are subject to annual limitations ranging from approximately $7.0 million to $17.0 million. See Note 10 in the Notes to Consolidated Financial Statements for additional information.

Our total gross unrecognized tax benefits as of April 30, 2010, 2009 and 2008 were $33.9 million, $18.8 million and $2.8 million, respectively. Included in our gross unrecognized tax benefits as of April 30, 2010 is approximately $31.8 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $1.3 million, $1.0 million, and $0.03 million as of April 30, 2010, 2009 and 2008, respectively, including approximately $0.3 million, $0.3 million and $0.02 million charged to provision for income taxes for fiscal years 2010, 2009 and 2008, respectively.

Due to our taxable loss position from inception through fiscal year 2007, all tax years are subject to examination in U.S. federal and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2003 forward, none of which are individually material. We are unable to anticipate the change to the balance of our unrecognized tax benefits in the next twelve months due to the possibility of tax examinations and our continued assessment of potential contingencies.

Acquisitions

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7, an IT research and development outsourcing firm based in Bangalore, India. We intend to acquire the remaining shares of S7 upon receipt of regulatory approval from the Reserve Bank of India. We acquired S7 to serve as the Company’s new development center in India and to provide expertise in software development, code migration and network security. The total purchase price was $6.4 million in cash, consisting of $4.3 million for the initial shares acquired and $0.8 million of payable for the noncontrolling interest (which amounts include an allocation of $1.1 million for excess working capital remaining as of the closing date), and $1.3 million payable over the 30 months subsequent to the closing date. Under the stock purchase agreement, the selling shareholders will indemnify us for up to $1.3 million for damages caused by inaccuracies in, breaches or violations of or defaults under representations, warranties, covenants or agreements. Any such amounts may be withheld from the $1.3 million remaining due under the purchase agreement. In connection with the acquisition, we recognized $0.1 million of transaction costs, which are included in general and administrative expenses in our consolidated statement of operations. In addition, we agreed to pay potential retention bonuses up to an aggregate amount of $2.0 million to certain S7 shareholders who were also employees. Payment of these bonuses is contingent upon the performance of post-acquisition services by those shareholders over the 30 months subsequent to the closing date. Our acquisition of S7 did not result in the creation of a new business segment.

We acquired Packeteer, a provider of sophisticated Wide Area Network traffic prioritization technologies, on June 6, 2008, by means of a merger of our wholly-owned subsidiary with and into Packeteer, such that Packeteer became our wholly-owned subsidiary. We acquired Packeteer, among other things, to add to our product portfolio products that identify and classify the applications on the network and monitor application response times and utilization. The total purchase price was $278.6 million, which consisted of $264.0 million in cash paid to acquire the outstanding common stock of Packeteer, $4.6 million for the fair value of vested Packeteer equity awards assumed and $10.0 million in cash for direct transaction costs. Our acquisition of Packeteer did not result in the creation of a new business segment.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures through cash provided by operating activities, private sales of preferred and common stock, bank loans, equipment leases, private sales of convertible notes and warrants and an initial public offering of our common stock.

Cash and Cash Equivalents, Restricted Cash and Short-Term Investments

We consider all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents. We determine the appropriate classification of our investments at the time of purchase and evaluate such designation as of each balance sheet date based on our intent and whether it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis. To date, all of our short-term investments have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, excluding the portion relating to credit loss, if any, included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of these securities is determined based on quoted market prices in active markets.

As of April 30, 2010, we had cash and cash equivalents of $236.3 million and restricted cash of $1.0 million. We believe our existing cash and cash equivalents and anticipated cash from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may seek to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of other business opportunities as they arise.

The following summarizes our cash and cash equivalents, restricted cash and short-term investments:

	April 30,
	2010	2009	2008
	(dollars in thousands)
Cash and cash equivalents	$236,347	$114,163	$160,974
Short-term investments	—	—	1,204
Restricted cash	986	850	861

	$237,333	$115,013	$163,039

Percentage of total assets	34.0%	20.5%	42.0%

Cash Flows

	Year Ended April 30,
	2010	2009	2008
	(in thousands)
Cash provided by operating activities	$96,783	$57,710	$56,901
Cash (used in) provided by investing activities	(21,692)	(196,650)	10,267
Cash provided by financing activities	47,093	92,129	43,793

Net increase (decrease) in cash and cash equivalents	$122,184	$(46,811)	$110,961

Cash Flows from Operating Activities: Our largest source of operating cash is cash collected from our customers who purchase our products and services. Our primary uses of cash from operating activities are for personnel-related costs, product costs, and facility costs.

Fiscal 2010 compared with Fiscal 2009: Net cash provided by operating activities was $96.8 million in fiscal 2010 compared with $57.7 million in fiscal 2009. In fiscal 2010, we had significantly higher net income after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, partially offset by lower working capital sources of cash compared to the prior fiscal year. Net working capital sources of cash resulted from higher cash collections, higher accrued liabilities and higher deferred revenue. Higher cash collections were reflected by our decrease in days sales outstanding from 57 at April 30, 2009 to 44 at April 30, 2010. The increase in deferred revenue was a result of an increase in both new and renewal service contracts. Accrued liabilities increased primarily due to an increase in long-term income taxes payable as a result of our significantly higher net income in the current fiscal year. These sources of cash were partially offset by working capital uses of cash, including a decrease in accounts payable due primarily to timing of payments to vendors.

Fiscal 2009 compared with Fiscal 2008: Net cash provided by operating activities was $57.7 million for fiscal 2009 compared with $56.9 million in the comparable prior fiscal year period. The increase in operating cash flow was primarily due to higher cash collections, reflected by our days sales outstanding decreasing from 60 days at April 30, 2008 to 57 days at April 30, 2009. These increases were partially offset by lower net income and certain payments made related to our Packeteer acquisition, including transaction costs, severance payments and other liabilities assumed as a result of the Packeteer acquisition.

Cash Flows from Investing Activities: The changes in cash flows from investing activities primarily related to acquisitions and purchases of property and equipment, and technology licenses.

Fiscal 2010 compared with Fiscal 2009: Net cash used by investing activities was $21.7 million in fiscal 2010 compared with $196.7 million in fiscal 2009. The net cash used by our investing activities in fiscal 2010 primarily consisted of purchases of property and equipment, and technology licenses and cash used to purchase S7 of $3.8 million, net of cash acquired.

Fiscal 2009 compared with Fiscal 2008: Net cash used by investing activities was $196.7 million for fiscal 2009 compared with $10.3 million provided by investing activities in fiscal 2008. The increase in cash used by investing activities in comparison to fiscal 2008 was primarily due to cash used to purchase Packeteer of $170.6 million, net of cash acquired, and $27.3 million of increased purchases of property and equipment. Fiscal 2008 included $25.3 million of cash used for the purchase of Packeteer common stock and $11.2 million used for the purchase of property and equipment, partially offset by $4.1 million related to the escrow release from the NetCache acquisition and net proceeds from the sale and maturities and purchases of investment securities of $42.7 million.

Cash Flows from Financing Activities: The changes in cash flows from financing activities primarily related to proceeds from issuance of debt obligations as well as proceeds from issuances of common stock.

Fiscal 2010 compared with Fiscal 2009: Net cash provided by financing activities was $47.1 million in fiscal 2010 compared with $92.1 million provided in fiscal 2009. The net cash provided by our financing activities in fiscal 2010 primarily consisted of the proceeds from the exercise of employee stock options, which were significantly higher compared with the prior period due to increases in our stock price during the current fiscal year, and purchases of our stock under our employee stock purchase plan.

Fiscal 2009 compared with Fiscal 2008: Net cash provided by financing activities was $92.1 million for fiscal 2009 compared with $43.8 million provided in fiscal 2008. The increase in financing activities was primarily due to the net proceeds of $79.7 million from our issuance of the convertible senior notes and associated warrants, partially offset by lower employee stock option exercises and purchases of our stock under our employee stock purchase plan and related tax benefits. The net cash provided by our financing activities for fiscal 2008 primarily consisted of proceeds from the exercise of employee stock options and purchases of our stock under our employee stock purchase plan.

Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. As of April 30, 2010, the Convertible Senior Notes were reported on our consolidated balance sheet at $77.2 million, net of a discount of $2.8 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

Our long-term liquidity strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations as of April 30, 2010:

	Year Ended April 30,
	2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)
Convertible Senior Notes	$—	$—	$—	$80,000	$—	$—	$80,000
Future minimum operating lease payments	10,008	9,324	9,145	8,143	7,536	5,782	49,938
Purchase obligations and other commitments	5,250	—	—	—	—	—	5,250

Total	$15,258	$9,324	$9,145	$88,143	$7,536	$5,782	$135,188

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

At April 30, 2010, we had a liability for unrecognized tax benefits of $26.0 million. Due to uncertainties with respect to the timing of future cash flows associated with our unrecognized tax benefits at April 30, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the applicable taxing authority. Therefore, $26.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 in the Notes to Consolidated Financial Statements for a discussion of income taxes.

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2011. As of April 30, 2010 our total purchase commitments for inventory were $5.3 million.

Off-Balance Sheet Arrangements

As of April 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

As of April 30, 2010, we did not have any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of April 30, 2010, we had cash and cash equivalents of $236.3 million and restricted cash of $1.0 million. These amounts were primarily held in money market funds. We maintain a conservative investment policy, which is intended to enhance the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates, given the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We primarily develop products in the United States and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Since all of our sales are currently invoiced and collected in U.S. dollars, a strengthening of the dollar could potentially make our products less price-competitive in foreign markets. As a significant portion of our net revenue and earnings are derived from international operations, this could adversely affect our net revenue and earnings. For the fiscal years 2010, 2009 and 2008, approximately 55.5%, 55.0%, and 51.9%, respectively, of our total net revenue was derived from customers outside of the Americas. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies, which to date have constituted an insignificant portion of our total operating expenses. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. The foreign currency translation risk associated with our international operations has been material in the past and could be material in the future.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Blue Coat Systems, Inc.

We have audited the accompanying consolidated balance sheets of Blue Coat Systems, Inc. as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Coat Systems, Inc. at April 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blue Coat Systems, Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 7, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

June 7, 2010

BLUE COAT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	April 30, 2010	April 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$236,347	$114,163
Accounts receivable, net of allowance of $235 and $1,420 as of April 30, 2010 and 2009, respectively	64,204	77,161
Inventory	6,010	5,700
Prepaid expenses and other current assets	15,526	13,113
Current portion of deferred income tax assets	10,980	7,941

Total current assets	333,067	218,078
Property and equipment, net	33,684	34,955
Restricted cash	986	850
Goodwill	242,611	238,466
Identifiable intangible assets, net	37,033	48,774
Non-current portion of deferred income tax assets	41,517	19,412
Other assets	7,140	1,758

Total assets	$696,038	$562,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,000	$24,105
Accrued payroll and related benefits	16,254	18,374
Deferred revenue	104,050	96,656
Other current liabilities	12,921	12,299

Total current liabilities	148,225	151,434
Deferred revenue, less current portion	50,172	33,923
Deferred rent, less current portion	6,427	5,703
Long-term income taxes payable	25,989	12,677
Other non-current liabilities	1,193	600
Convertible senior notes	77,241	76,347
Commitments and contingencies
Blue Coat stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 42,662 and 39,713 shares issued and outstanding at April 30, 2010 and 2009, respectively	3	2
Additional paid-in capital	1,231,032	1,168,106
Treasury stock, at cost; 397 and 330 shares held at April 30, 2010 and 2009, respectively	(3,035)	(1,629)
Accumulated deficit	(841,991)	(884,870)

Total Blue Coat stockholders’ equity	386,009	281,609

Noncontrolling interest	782	—

Total stockholders’ equity	386,791	281,609

Total liabilities and stockholders’ equity	$696,038	$562,293

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended April 30,
	2010	2009	2008
Net revenue:
Product	$322,101	$305,601	$233,858
Service	174,036	139,144	71,581

Total net revenue	496,137	444,745	305,439
Cost of net revenue:
Product	77,300	85,825	48,056
Service	48,333	45,310	23,389

Total cost of net revenue	125,633	131,135	71,445
Gross profit	370,504	313,610	233,994
Operating expenses:
Sales and marketing	179,725	178,470	128,927
Research and development	84,930	76,680	51,587
General and administrative	47,010	47,679	27,909
Amortization of intangible assets	7,289	6,667	450
Restructuring	12,551	1,546	—

Total operating expenses	331,505	311,042	208,873

Operating income	38,999	2,568	25,121
Interest income	303	1,302	6,127
Interest expense	(918)	(885)	(257)
Other expense, net	(1,033)	(2,362)	(461)

Income before income taxes	37,351	623	30,530
(Benefit) provision for income taxes	(5,528)	9,131	(2,038)

Net income (loss)	$42,879	$(8,508)	$32,568

Net income (loss) per share:
Basic	$0.97	$(0.22)	$0.93

Diluted	$0.93	$(0.22)	$0.82

Weighted average shares used in computing net income (loss) per share:
Basic	44,326	38,493	35,179

Diluted	45,980	38,493	39,659

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total
	Shares	Amount		Shares	Amount
Balances at April 30, 2007	30,218	$2	$1,028,409	(276)	$(903)	$(908,930)	$11	$—	$118,589
Components of comprehensive income:
Net income	—	—	—	—	—	32,568	—	—	32,568
Net unrealized loss on available for sale securities	—	—	—	—	—	—	(190)	—	(190)

Total comprehensive income									32,378

Common shares issued under stock option and stock purchase plans	3,525	—	29,793	—	—	—	—	—	29,793
Tender offer	—	—	(2,683)	—	—	—	—	—	(2,683)
Tax benefit from stock-based awards	—	—	14,518	—	—	—	—	—	14,518
Stock-based compensation expenses	—	—	16,806	—	—	—	—	—	16,806
Conversion of preferred stock into common	4,800	—	42,060	—	—	—	—	—	42,060

Balances at April 30, 2008	38,543	2	1,128,903	(276)	(903)	(876,362)	(179)	—	251,461
Components of comprehensive loss:
Net loss	—	—	—	—	—	(8,508)	—	—	(8,508)
Net unrealized gain on available for sale securities	—	—	—	—	—		179	—	179

Total comprehensive loss									(8,329)

Common shares issued under stock option and stock purchase plans	1,500	—	12,943	(54)	(726)	—	—	—	12,217
Fair value of equity awards assumed in connection with Packeteer acquisition	—	—	4,610	—	—	—	—	—	4,610
Issuance of Convertible Senior Notes and Warrants, including beneficial conversion feature	—	—	4,055	—	—	—	—	—	4,055
Tax expense from stock-based awards	—	—	(890)	—	—	—	—	—	(890)
Stock-based compensation expenses	—	—	18,485	—	—	—	—	—	18,485

Balances at April 30, 2009	40,043	2	1,168,106	(330)	(1,629)	(884,870)	—	—	281,609
Components of comprehensive income:
Net income	—	—	—	—	—	42,879	—	—	42,879

Total comprehensive income									42,879

Common shares issued under stock option and stock purchase plans	3,016	1	41,687	(67)	(1,406)	—	—	—	40,282
Noncontrolling interest in connection with S7 acquisition	—	—	—	—	—	—	—	782	782
Tax benefit from stock-based awards	—	—	1,897	—	—	—	—	—	1,897
Stock-based compensation expenses	—	—	19,342	—	—			—	19,342

Balances at April 30, 2010	43,059	$3	$1,231,032	(397)	$(3,035)	$(841,991)	$—	$782	$386,791

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2010	2009	2008
Operating Activities
Net income (loss)	$42,879	$(8,508)	$32,568
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,651	10,429	5,557
Amortization	13,736	12,610	2,026
Stock-based compensation	19,342	18,485	16,806
Deferred income taxes	(25,200)	3,463	(19,644)
Tax benefit (expense) of stock option deduction	1,897	(890)	14,518
Excess tax benefit from stock-based compensation	(6,811)	(255)	(14,000)
Loss on disposition of equipment	555	300	18
Changes in operating assets and liabilities:
Accounts receivable, net	13,642	(6,883)	(26,977)
Inventory	(310)	20,221	227
Prepaid expenses and other assets	(4,036)	(3,667)	(99)
Accounts payable	(9,105)	3,209	6,644
Accrued expenses and other liabilities	11,900	(15,823)	5,465
Deferred revenue	23,643	25,019	33,792

Net cash provided by operating activities	96,783	57,710	56,901
Investing Activities
Purchases of property and equipment, and technology licenses	(17,793)	(27,286)	(11,241)
Restricted cash	(136)	—	—
Proceeds from sale and maturities of short-term investments	—	1,216	164,489
Purchases of short-term investments	—	—	(121,831)
Acquisitions, net of cash acquired and prior investment	(3,763)	(170,580)	(21,150)

Net cash (used in) provided by investing activities	(21,692)	(196,650)	10,267
Financing Activities
Net proceeds from issuance of common stock	40,282	12,217	29,793
Excess tax benefit from stock-based compensation	6,811	255	14,000
Net proceeds from issuance of convertible senior notes	—	79,657	—

Net cash provided by financing activities	47,093	92,129	43,793

Net increase (decrease) in cash and cash equivalents	122,184	(46,811)	110,961
Cash and cash equivalents at beginning of period	114,163	160,974	50,013

Cash and cash equivalents at end of period	$236,347	$114,163	$160,974

Non-cash investing and financing activities:
Conversion of Series A redeemable convertible preferred stock	$—	$—	$42,060
Fair value of equity awards assumed in connection with acquisitions	$—	$4,610	$—
Issuance of Convertible Senior Notes and Warrants	$—	$4,055	$—
Supplemental schedule of cash flow data:
Cash paid for interest	$23	$65	$257
Cash paid for income taxes, net of refunds	$4,214	$9,065	$916

The accompanying notes are an integral part of these Consolidated Financial Statements.

Note 1. Business Description and Significant Accounting Policies

Description of Business

We design, develop and sell products and services that secure and optimize the delivery of business applications and other information to distributed users over a Wide Area Network (“WAN”), or the public Internet (also known as the Web). Our products provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed to optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers. In addition to optimizing the performance and delivery of applications, our products enable our end user customers to secure their Internet gateways and remote computer systems by providing protection from malicious code, or malware, and objectionable content.

Our products are based upon three core functionalities:

•

Security: Security of the delivery of business applications and protection from malware, spyware or other malicious threats, together with centrally managed policy enforcement that enables an enterprise to set, enforce and measure compliance with its corporate IT policies. When combined with visibility, policy controls offer enterprises multiple layers of network security from malicious threats and content.

•

Acceleration: Acceleration and optimization of the delivery of internal, external, real-time and customized applications across the networks of distributed enterprises. Optimizing the delivery of business-critical applications to provide faster response times enables an enterprise to more efficiently utilize existing bandwidth and to increase its users’ productivity.

•

Visibility: Visibility of applications and users on the network to enable distributed enterprises to discover, classify, prioritize and monitor applications, content and users according to their corporate IT policies. With centralized visibility into its application traffic, an enterprise can more efficiently monitor end user application response times and align its network investments with changing business requirements.

While our products are frequently sold and used individually, many of our product and service offerings share a common architecture and work together as part of an Application Delivery Network infrastructure to enable enterprises with multiple offices and geographically decentralized employees (“distributed enterprises”) to more efficiently and effectively use and secure their critical business applications and networks.

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Blue Coat Systems, Inc. and our subsidiaries, which, with the exception of S7 Software Solutions Pvt. Ltd. (“S7”), are each wholly owned. All inter-company balances and transactions have been eliminated. We record all acquisitions using the purchase method of accounting and, accordingly, include the acquired company’s results of operations in our consolidated results from the date of each acquisition. The consolidated financial statements include the accounts and operating results of S7 beginning January 25, 2010 and Packeteer, Inc. (“Packeteer”) beginning June 6, 2008. We classify noncontrolling interest related to the S7 acquisition as a separate component of stockholders’ equity in our consolidated balance sheets. The net income attributable to the noncontrolling interest was not material to our consolidated operating results and, therefore, was not presented separately in the consolidated statements of operations.

Reclassifications

Certain prior fiscal year amounts have been reclassified to conform to the current period’s presentation. Such reclassifications were not material and did not affect net revenues, operating income or net income.

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

Revenue Recognition

We sell a family of proxy and other appliances, and related software and services. We operate a multiple tier channel distribution model that includes both distributors and value-added resellers. In most cases, we sell our products to distributors, who in turn sell to value-added resellers and ultimately end users. In these cases, we ship our products from our fulfillment centers to value-added resellers who provide configuration services for the end users. In some cases, we sell directly to value-added resellers, who in turn sell to end users. In these cases, we ship our products from our fulfillment centers directly to end users. We do not accept orders from distributors or value-added resellers when we are aware that they do not have an order from an end user. Additionally, we provide unspecified software upgrades, on a when-and-if available basis, through maintenance contracts for most of our products. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is probable.

We define each of the four criteria above as follows:

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a distributor or value-added reseller agreement and, in limited cases, an end user agreement.

Delivery or performance has occurred. We use shipping and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. We recognize product revenue upon transfer of title and risk of loss, which generally is upon shipment to distributors, value-added resellers and end users. We generally do not have significant obligations for future performance, such as rights of return or pricing credits, associated with our sales.

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

We recognize revenue from the sale of third party Anti-Virus software net of royalties paid and classify this revenue as net service revenue in our consolidated statements of operations.

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

Stock-Based Compensation

Effective May 1, 2006, we adopted the fair value recognition provisions of ASC No. 718, Compensation—Stock Compensation, (“ASC 718”, formerly FASB Statement No. 123(R)) using the modified prospective transition method. Under that transition method, compensation expense recognized beginning on that date include: (a) compensation expense for all unvested share-based payments granted prior to May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement 123; and (b) compensation expense for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. We use the Black-Scholes option valuation model to calculate compensation expense.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected term of options, the expected price volatility of the stock underlying such options, the risk-free interest rate, and the expected dividend rate. We are required to estimate the stock awards that we ultimately expect to vest and to reduce compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. To the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest. See Note 9 in the Notes to Consolidated Financial Statements for additional information.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

Restricted cash is comprised of $1.0 million in cash and cash equivalents pledged as collateral for three separate irrevocable letters of credit. These letters of credit currently expire in June 2010 and March 2011. The time deposits securing these letters of credit are classified as restricted cash in the accompanying consolidated balance sheets as of April 30, 2010 and 2009, respectively.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and payable, accrued liabilities and Convertible Senior Notes. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and payable and accrued liabilities approximate their respective fair values because of the short-term nature of those instruments. The fair value of the Convertible Senior Notes is determined based on a valuation model, which utilizes quoted market prices and interest rates for similar instruments. See Note 8 for further information regarding the fair value measurements.

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of money market accounts and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. Such deposits generally are in excess of insured limits. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Such investments are classified as cash equivalents in our consolidated balance sheets at April 30, 2010 and 2009, respectively. We believe the financial risks associated with these financial instruments are not material, and we have not experienced material losses from our investments in these instruments.

We do not require collateral for sales to customers. However, we perform on-going credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. Certain of our global distributors, including their various affiliates, account for more than 10% of our net revenue. In fiscal 2010, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 23.0%, 17.3% and 13.3% of our total net revenue, respectively. In fiscal 2009, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 20.0%, 16.0% and 12.5% of our total net revenue, respectively. In fiscal 2008, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 18.8%, 12.5% and 12.2% of our total net revenue, respectively.

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

Inventory consists of raw materials and finished goods. Inventory is recorded at the lower of cost (using the first-in, first-out method) or market, after obsolescence and inventory in excess of anticipated future demand is considered. In assessing the ultimate recoverability of inventory, we are required to make estimates regarding future customer demand, last time buy decisions, the timing of new product introductions, economic trends and market conditions.

Property and Equipment

Property and equipment are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

Software	3 years
Furniture and fixtures	5 years
Computer and office equipment	3-5 years
Leasehold improvements	Shorter of useful life or remaining lease term

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

The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies, and also include, but are not limited to, future expected cash flows earned from the product-related technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquisition-related identifiable intangible assets are amortized on a straight-line basis over their estimated economic lives, which are three to seven years for developed technology and patents, five years for core technology, five to seven years for customer relationships and two years for trade name. Developed technology is comprised of products that have reached technological feasibility and are a part of the acquisition’s product lines, and patents related to the design and development of those products. Customer relationships represent the acquisition’s underlying relationships with its customers. Trade name represents the fair value of brand and name recognition associated with the marketing of the acquisition’s products and services.

We perform goodwill impairment tests annually during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2010 and concluded that no impairment existed at April 30, 2010.

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

Research and Development

Costs related to research, design and development of our products are expensed as incurred. When significant, software development costs are capitalized after establishment of technological feasibility and marketability until product is available for general release to customers. Generally, our products are released soon after technological feasibility has been established. Costs subsequent to achieving technological feasibility were not material to our consolidated financial statements and all software development costs were expensed as incurred in fiscal 2010, 2009 and 2008 respectively.

Foreign Currency

The functional currency of our domestic and foreign operations is the U.S. dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition and results of operations from local currencies into the functional currency, are included in other expense, net in the accompanying consolidated statements of operations. Remeasurement and foreign currency transaction losses, net, for the years ended April 30, 2010, 2009 and 2008 were $1.2 million, $2.3 million and $0.9 million, respectively.

Warranty Obligations

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

Advertising Costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs were $5.6 million, $5.6 million and $2.1 million for the years ended April 30, 2010, 2009 and 2008, respectively.

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

We record a valuation allowance to reduce certain deferred tax assets to an amount that we estimate is more likely than not to be realized. We consider estimated future taxable income and prudent tax planning strategies in determining the need for a valuation allowance. When we determine that it is more likely than not that some or all of our deferred tax assets will be realizable by either refundable income taxes or future taxable income, the valuation allowance will be reduced and the related tax impact will be recorded as a reduction to the tax provision in that period. Likewise, should we determine that we are not likely to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be recorded as an increase to the tax provision in the period such determination was made.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and conflicting tax laws and regulations, as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, tax authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. We review our uncertain tax benefits quarterly, and we may adjust such uncertain tax benefits because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations with tax authorities of different countries concerning our transfer pricing, resolution with respect to individual audit issues/audit years, or the expiration of statutes of limitations. In addition, our tax contingency reserve includes certain amounts for potential tax assessments for pre-acquisition tax years of acquired companies, which, if recognized, will be recorded to our provision for income taxes.

Recent Accounting Pronouncements

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. We adopted the guidance in our fourth quarter of fiscal 2010. There was no change to our consolidated financial statements due to the implementation of this guidance.

Revenue Recognition: In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including VSOE, third party evidence of selling price (“TPE”), or estimated selling price (“ESP”).

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

Note 2. Per Share Amounts

Our convertible senior notes, discussed in Note 6, are participating securities whereby the holder would participate equally in any future dividends and in undistributed earnings with common stockholders; therefore, we calculated basic and diluted net income per share using the two-class method. Certain of our unvested restricted stock awards and the warrants, discussed in Note 6, are also considered participating securities; however, the number of unvested restricted stock awards and the number of shares covered by the warrants are immaterial and therefore not included in our calculation under the two-class method. See Note 6 for further information regarding the convertible senior notes and warrants.

Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders is determined after allocating undistributed earnings to convertible senior note holders. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares issuable assuming the (i) dilutive effect of outstanding stock awards, warrants and shares issuable under our employee stock purchase plan using the treasury stock method, and (ii) conversion of convertible senior notes. For periods for which there is a net loss, the number of shares used in the computation of diluted net loss per share are the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive. No portion of the loss for fiscal 2009 was allocated to the participating securities under the two-class method since there is no contractual obligation under the convertible senior notes for the note holders to share in our losses.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations reconciled to basic and diluted per share amounts available to common stockholders:

	Year Ended April 30,
	2010	2009	2008
	(in thousands, except per share amounts)
Basic net income (loss) per share
Numerator:
Net income (loss)	$42,879	$(8,508)	$32,568
Less: undistributed earnings allocated to convertible senior note holders	(3,728)	—	—

Net income (loss) available to common stockholders	$39,151	$(8,508)	$32,568
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per share	44,326	38,493	35,179
Effect of participating convertible senior notes	(3,854)	—	—

Weighted average common shares outstanding using the two-class method	40,472	38,493	35,179

Basic income (loss) per share available to common stockholders	$0.97	$(0.22)	$0.93

Diluted net income (loss) per share
Numerator:
Net income (loss)	$42,879	$(8,508)	$32,568
Less: undistributed earnings allocated to convertible senior note holders	(3,594)	—	—

Net income (loss) available to common stockholders	$39,285	$(8,508)	$32,568
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per share	44,326	38,493	35,179
Add: Weighted average employee stock options	1,318	—	2,527
Add: Other weighted average dilutive potential common stock	336	—	153
Add: Series A Redeemable Convertible Preferred Stock, as converted (1)	—	—	1,800

Weighted average common shares used in computing diluted net income (loss) per share	45,980	38,493	39,659
Effect of participating convertible senior notes	(3,854)	—	—

Weighted average common shares outstanding using the two-class method	42,126	38,493	39,659

Diluted income (loss) per share available to common stockholders	$0.93	$(0.22)	$0.82

(1)	All shares of Series A Redeemable Convertible Preferred Stock were subsequently converted into common stock by the end of September 2007.

For the years ended April 30, 2010 and 2008, outstanding stock options and restricted stock awards covering an aggregate of 2.5 million shares and 1.4 million shares, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive because their exercise prices were greater than or equal to the average market price of the common shares during the respective periods.

For the year ended April 30, 2009, outstanding stock options, employee stock purchase plan shares and restricted stock awards covering 6.6 million shares were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive due to our net loss for the period.

At April 30, 2010 and 2009, there were outstanding warrants to purchase 385,356 shares of our common stock. The Warrants were included in the computation of the diluted net income per share for the year ended April 30, 2010 because the exercise price of the Warrants was less than the average market price of our common stock during the period. The warrants were not included in the computation of diluted net loss per share for year ended April 30, 2009 because their inclusion would have been anti-dilutive.

Shares of our common stock issuable upon the assumed conversion of the convertible senior notes in the amount of 3,853,564 were not included in the computation of diluted net income per share for the year ended April 30, 2009, due to our net loss for the period.

Note 3. Acquisitions

Fiscal 2010 Acquisition

S7

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7, an IT research and development outsourcing firm based in Bangalore, India. We intend to acquire the remaining shares of S7 upon receipt of regulatory approval from the Reserve Bank of India. We acquired S7 to serve as the Company’s new development center in India and to provide expertise in software development, code migration and network security. We have included the operating results of S7 in our consolidated financial results since the January 25, 2010 acquisition date. The net income attributable to the 15.5% of outstanding shares of S7 that we did not acquire (the “noncontrolling interest”) was not significant to our consolidated operating results, and so it is not presented separately in the consolidated statements of operations. Additionally, we have not presented pro forma results of operations relating to this acquisition because it is not material to our consolidated financial statements.

The total purchase price was $6.4 million in cash, consisting of $4.3 million for the initial shares acquired and $0.8 million of payable for the noncontrolling interest (which amounts include an allocation of $1.1 million for excess working capital remaining as of the closing date), and $1.3 million payable over the 30 months subsequent to the closing date. Under the stock purchase agreement, the selling shareholders will indemnify us for up to $1.3 million for damages caused by inaccuracies in, breaches or violations of or defaults under representations, warranties, covenants or agreements. Any such amounts may be withheld from the $1.3 million in remaining payments due under the purchase agreement. In allocating the purchase price based on estimated fair values, we recorded approximately $4.5 million of goodwill, $0.7 million of identifiable intangible assets for customer relationships and $1.2 million of net tangible assets. In connection with the acquisition, we recognized $0.1 million of transaction costs which are included in general and administrative expenses in our consolidated statement of operations. In addition, we agreed to pay potential retention bonuses up to an aggregate amount of $2.0 million to certain S7 shareholders who were also employees. Payment of these bonuses is contingent upon the performance of post-acquisition services by those shareholders over the 30 months subsequent to the closing date. Accordingly, the potential bonus amounts will be accrued as compensation expense over the assumed retention period. Our acquisition of S7 did not result in the creation of a new business segment.

Acquisition-related Intangible Assets

The fair value of the acquisition-related intangible assets was calculated considering market participant expectations and using an income approach with estimates and assumptions provided by S7 and our management. We used a discount rate reflective of the risk of the respective cash flows. The acquisition-related intangible assets consist of assumed customer contracts, which represent S7’s underlying relationships with its customers. The fair value assigned to customer relationships was $0.7 million which will be amortized on a straight-line basis over the expected useful life of 4 years, consistent with the number of periods of prospective cash flow and other benefits utilized to estimate the fair values of the assets.

Noncontrolling Interest

The Company classified the noncontrolling interest in S7 as a component of equity within the consolidated balance sheet. Given the Company’s majority ownership interest in S7, the fair value of the noncontrolling interest has been recorded as the interest of the shareholders holding the noncontrolling interest in the fair value of the net assets and operations of S7.

Fiscal 2009 Acquisition

Packeteer

We acquired Packeteer, a provider of sophisticated Wide Area Network traffic prioritization technologies, on June 6, 2008, by means of a merger of our wholly-owned subsidiary with and into Packeteer, such that Packeteer became our wholly-owned subsidiary. We acquired Packeteer, among other things, to add to our product portfolio products that identify and classify the applications on the network and monitor application response times and utilization. We have included the operating results of Packeteer in our consolidated financial results since the June 6, 2008 acquisition date.

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

Note 4. Goodwill and Identifiable Intangible Assets

Goodwill

The changes in the carrying amount of goodwill, which generally is not deductible for tax purposes, for the years ended April 30, 2010 and 2009 were as follows:

	Year Ended April 30,
	2010	2009
	(in thousands)
Balance, beginning of year	$238,466	$92,243
Addition to goodwill related to Packeteer acquisition	—	146,223
Addition to goodwill related to S7 acquisition	4,529	—
Goodwill adjustments related to Packeteer acquisition	(384)	—

Balance, end of year	$242,611	$238,466

The goodwill adjustment related to Packeteer acquisition was recorded during the first quarter of fiscal 2010 and related to the settlement of a lease liability for less than originally provided for in our purchase price allocation.

Identifiable Intangible Assets

Our identifiable acquisition-related intangible assets are as follows (in thousands):

April 30, 2010	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(11,730)	$14,301
Core technology	5 years	2,929	(2,929)	—
Customer relationships	4-7 years	37,723	(15,011)	22,712
Trade name	2 years	400	(380)	20

Total		$67,083	$(30,050)	$37,033

April 30, 2009	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(7,058)	$18,973
Core technology	5 years	2,929	(2,649)	280
Customer relationships	5-7 years	37,023	(7,722)	29,301
Trade name	2 years	400	(180)	220

Total		$66,383	$(17,609)	$48,774

Amortization expense for our identifiable acquisition-related intangible assets for the years ended April 30, 2010, 2009 and 2008 were allocated as follows:

	Year Ended April 30,
	2010	2009	2008
	(in thousands)
Included in cost of net revenue	$5,152	$4,969	$1,189
Included in operating expenses	7,289	6,667	450

Total	$12,441	$11,636	$1,639

As of April 30, 2010, we had no identifiable acquisition-related intangible assets with indefinite lives. The weighted average remaining life of identifiable acquisition-related intangible assets was 3.1 years and 4.0 years as of April 30, 2010 and 2009, respectively.

Estimated amortization expense related to our identifiable acquisition-related intangible assets in future periods is as follows:

Year Ended April 30,	Amortization
(in thousands)
2011	$12,064
2012	11,956
2013	11,782
2014	1,231

$37,033

Note 5. Restructuring Activities

Fiscal 2010 Restructuring Plan

On November 3, 2009, we committed to a restructuring plan, which included a planned net reduction of approximately 10% of our headcount through the first quarter of fiscal 2011 and the closure of three facilities, including two research and development facilities located in Riga, Latvia, and South Plainfield, New Jersey (the “2010 Plan”). We consolidated our research and development work at three existing locations—Sunnyvale, California, Draper, Utah and Waterloo, Ontario, Canada—and opened a new location in Bangalore, India. The restructuring activities commenced on November 3, 2009, and are expected to be completed by the end of the first quarter of fiscal 2011.

These actions were approved as part of our continuing effort to improve our profitability, to realign our research and development activity and resources, and to drive greater productivity throughout our organization.

Restructuring charges consist primarily of personnel-related severance costs, contract termination costs and stock-based compensation expenses. Stock-based compensation included in restructuring charges resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of employees under the 2010 Plan and pursuant to the terms of their separation agreements. The total estimated restructuring costs associated with the 2010 Plan are $13.0 million. Of the total restructuring charges, $11.0 million in charges relates to severance and related benefits for 265 employees and $2.0 million in charges relates to facility closures and consolidations. We recorded $12.6 million of restructuring charges in fiscal 2010, including $0.1 million of stock-based compensation, and expect to incur the remaining $0.4 million of the charges during the first quarter of fiscal 2011.

Fiscal 2009 Restructuring Plan

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of the employment of 33 employees of Blue Coat. Restructuring charges consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. The termination of employment of all 33 employees occurred during the first quarter of fiscal 2009, and we recorded a restructuring charge of $1.5 million in our consolidated statements of operations, including $0.1 million of stock-based compensation. Since inception of the plan, we paid severance related costs in the amount of $1.5 million under the plan. The Fiscal 2009 Restructuring Plan was completed in the first quarter of fiscal 2010, and no further charges under that plan were incurred after that quarter.

We also planned to exit certain Packeteer facilities, discontinue certain Packeteer products, and involuntarily terminate the employment of certain Packeteer employees. On the acquisition date of June 6, 2008, we accrued $11.6 million related to employee severance costs and $1.9 million related to lease termination costs. From the acquisition date of June 6, 2008 through April 30, 2010, we paid $11.3 million related to employee severance costs and $3.5 million related to lease termination costs, and we decreased the employee severance accrual by $0.3 million and increased the lease termination accrual by $1.6 million. The increase to the lease termination accrual primarily related to a real estate commission paid in fiscal 2009 in connection with the termination of an assumed lease.

Summary of Restructuring Plans

The following table summarizes the activity related to the Company’s restructuring plans for the years ended April 30, 2010 and 2009:

Fiscal 2010 Activity

(in thousands)	Balance, April 30, 2009	Charges to Expense	Cash Payments	Non-cash settlements and other adjustments	Balance, April 30, 2010
Fiscal 2010 Restructuring Plan
Severance	$—	$10,736	$(9,639)	$(108)	$989
Facilities	—	1,815	(84)	(476)	1,255

Total	$—	$12,551	$(9,723)	$(584)	$2,244

Fiscal 2009 Restructuring Plan
Severance	$101	$—	$(101)	$—	$—

Packeteer Restructuring Activities
Severance	$79	$—	$(79)	$—	$—
Facilities	893	—	(492)	(401)	—

Total	$972	$—	$(571)	$(401)	$—

Total Restructuring Plans	$1,073	$12,551	$(10,395)	$(985)	$2,244

Fiscal 2009 Activity

(in thousands)	Balance, April 30, 2008	Charges to Expense	Cash Payments	Non-cash settlements and other adjustments	Balance, April 30, 2009
Fiscal 2009 Restructuring Plan
Severance	$—	$1,546	$(1,357)	$(88)	$101

Packeteer Restructuring Activities
Severance	$—	$11,615	$(11,206)	$(330)	$79
Facilities	—	1,919	(3,048)	2,022	893

Total	$—	$13,534	$(14,254)	$1,692	$972

Total Restructuring Plans	$—	$15,080	$(15,611)	$1,604	$1,073

At April 30, 2010 and 2009, accrued restructuring was included in other current liabilities in our consolidated balance sheets.

Note 6. Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. As of April 30, 2010, the Convertible Senior Notes were reported on our consolidated balance sheet at $77.2 million, net of a discount of $2.8 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

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

On June 2, 2008, we and the FP Entities entered into a Registration Rights Agreement, (the “Registration Rights Agreement”) containing customary terms and conditions providing for the registration of our common stock underlying the Convertible Senior Notes and the Warrants issued to the FP Entities. Pursuant to the Registration Rights Agreement, we filed an automatically effective resale shelf registration statement on August 4, 2008. We filed amendments to that registration statement on June 23, 2009 and October 2, 2009.

Keith Geeslin, a partner of Francisco Partners II, L.P., has served as a member of our Board of Directors since June 2006.

Note 7. Consolidated Balance Sheet Data

Inventory

Inventory consisted of the following:

	April 30,
	2010	2009
	(in thousands)
Raw materials	$3,573	$2,389
Finished goods	2,437	3,311

Total	$6,010	$5,700

Property and Equipment

Property and equipment, net consisted of the following:

	April 30,
	2010	2009
	(in thousands)
Computer and office equipment	$20,701	$26,992
Software	15,694	13,832
Furniture and fixtures	5,312	4,426
Leasehold improvements	17,790	14,618
Construction in progress	349	3,684

	59,846	63,552
Less accumulated depreciation and amortization	(26,162)	(28,597)

	$33,684	$34,955

Depreciation expense was $14.7 million, $10.4 million and $5.6 million for the years ended April 30, 2010, 2009 and 2008, respectively.

Other assets

We periodically enter into license agreements under which we receive nonexclusive, perpetual, worldwide license rights. We capitalize these license rights and amortize them over their respective estimated useful lives. For the years ended April 30, 2010, 2009 and 2008, amortization expense related to these license rights was $0.4 million, $0.2 million and $0.2 million, respectively and was included in cost of product revenue in our consolidated statements of operations. The unamortized balance related to these license rights was $4.4 million at April 30, 2010.

As of April 30, 2010, amortization expense in future periods for these license rights is expected to be as follows:

Year Ended April 30,	Amortization
(in thousands)
2011	$692
2012	692
2013	667
2014	579
2015	361
Thereafter	1,381

$4,372

Other Current Liabilities

Other current liabilities consisted of the following:

	April 30,
	2010	2009
	(in thousands)
Professional and consulting fees	$541	$2,450
Accrued royalty	1,771	2,300
Warranty obligations	648	876
Sales and marketing costs	388	883
Accrued restructuring costs	2,244	1,073
Foreign income taxes payable	3,258	—
Other	4,071	4,717

Total other current liabilities	$12,921	$12,299

Deferred revenue

Deferred revenue consisted of the following:

	April 30,
	2010	2009
	(in thousands)
Deferred product revenue, current	$2,025	$5,263
Deferred service revenue, current	102,025	91,393

Total deferred revenue, current	104,050	96,656
Deferred service revenue, non-current	50,172	33,923

Total deferred revenue	$154,222	$130,579

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

Convertible Senior Notes

The carrying amount of the Convertible Senior Notes is net of discounts, primarily related to the associated Warrants. The fair value of the Convertible Senior Notes as of April 30, 2010 was determined based on an internal valuation model that utilized quoted market prices and interest rates for similar instruments, and is approximately $129.4 million. See Note 6 for further information regarding the Convertible Senior Notes and Warrants.

The estimated fair values of our financial instruments are as follows:

	As of April 30,
	2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Assets:
Cash	$37,623	$37,623	$15,833	$15,833
Money market funds	198,724	198,724	99,180	99,180

	$236,347	$236,347	$115,013	$115,013

Reported as:
Assets:
Cash and cash equivalents		$236,347		$114,163
Long-term restricted cash		986		850

		$237,333		$115,013

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable. These levels of inputs are the following:

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

Fair Value Measurements

Our financial instruments are valued using quoted prices in active markets. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of April 30, 2010 and 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
April 30, 2010:
Money Market Funds (1)	$198,724	$—	$—	$198,724
April 30, 2009:
Money Market Funds (1)	$99,180	$—	$—	$99,180

(1)	Included in cash and cash equivalents on our consolidated balance sheets as of April 30, 2010 and 2009.

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

During fiscal 2010, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination.

Note 9. Stockholders’ Equity

Preferred Stock

As of April 30, 2010, we have 9,958,000 shares of preferred stock authorized. The preferred stock is undesignated and the Board of Directors has the authority to issue new series of preferred stock and determine the rights, preferences and privileges of such preferred stock.

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

Stock-Based Compensation Plans

2010 New Employee Stock Incentive Plan

On April 22, 2010, our Board of Directors approved the 2010 New Employee Stock Incentive Plan (the “2010 Stock Incentive Plan”), under which 300,000 shares of common stock were reserved for issuance. The 2010 Stock Incentive Plan is designed to attract new employees and seeks to achieve this purpose by providing for equity awards in the form of restricted shares, stock units or options.

As of April 30, 2010, 300,000 shares of common stock were available for future equity awards and there were no outstanding awards under the 2010 Stock Incentive Plan.

Employee Stock Purchase Plan

In September 1999, our Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”), which became effective upon our initial public offering and was most recently amended on October 30, 2009 to increase the maximum aggregate number of shares that may be issued under the ESPP by 3,000,000 shares. Under the ESPP, eligible employees may purchase common stock through payroll deductions, not to exceed the greater of 25% of an employee’s compensation or $10,000 per six-month offering period, at a price equal to 85% of the closing fair market value of our common stock on the lower of the first day of the offering or the last day of the applicable six-month purchase period.

As of April 30, 2010, 3,247,707 shares of common stock were available for future purchase and 2,552,293 shares of common stock have been issued under the employee stock purchase plan.

There were 692,964, 609,301 shares and 241,866 shares purchased through our employee stock purchase plan during the fiscal years ended April 30, 2010, 2009 and 2008, respectively.

2007 Stock Incentive Plan

On August 27, 2007, our Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”), under which 2,000,000 shares of common stock were reserved for issuance, together with shares reserved against options or awards made under the 1999 Stock Incentive Plan, 2000 Supplemental Stock Option Plan, 1999 Director Option Plan or 2007 New Employee Stock Incentive Plan (the “Prior Plans”) as of the date of effectiveness of the 2007 Stock Incentive Plan. The 2007 Stock Incentive Plan provides for four different types of equity compensation awards: stock options, stock appreciation rights, restricted stock awards; and restricted stock units. The 2007 Stock Incentive Plan was approved by our stockholders on October 2, 2007, and became effective at that time. The Prior Plans were terminated upon the effectiveness of the 2007 Stock Incentive Plan and options and awards made under the Prior Plans are deemed incorporated into the 2007 Stock Incentive Plan, but shall remain outstanding in accordance with their original terms. On October 4, 2007, the effective date of our stock dividend, the shares of common stock reserved for issuance under the 2007 Stock Incentive Plan increased to 4,000,000 shares, and shares reserved against outstanding options or awards under the Prior Plans increased by twice the amount then reserved. The 2007 Stock Incentive Plan will automatically terminate on the tenth anniversary of the adoption of the 2007 Stock Incentive Plan by the Board of Directors (August 27, 2017).

As of April 30, 2010, 1,485,377 shares of our common stock were available for future equity awards under the 2007 Stock Incentive Plan and 5,205,999 shares of our common stock were subject to outstanding equity awards under the aforementioned equity stock incentive plans, including the 2007 Stock Incentive Plan and the Prior Plans.

Plans Assumed Upon Acquisition

As a result of our acquisition of Packeteer, we assumed the outstanding options and restricted stock units granted by Packeteer under the Packeteer, Inc. 1999 Stock Incentive Plan (the “Packeteer Plan”), the Workfire

Technologies International, Inc. 2000 Stock Option Plan and the Tacit Networks, Inc. 2000 Equity Incentive Plan (the “Assumed Awards”). At April 30, 2010, with respect to the Assumed Awards, the number of shares of common stock subject to outstanding stock options was 376,047 and the number of shares of common stock subject to outstanding restricted stock units was 51,816. We also assumed the Packeteer Plan (the “Assumed Plan”) and have issued stock options and restricted stock units to former Packeteer employees under the Assumed Plan, consistent with its terms. At April 30, 2010, the number of shares of common stock subject to outstanding stock options granted by us under the Assumed Plan was 183,433 and the number of outstanding restricted stock units of common stock issued by us under the Assumed Plan was 8,500. The Assumed Plan was terminated on May 19, 2009, and after that date no additional shares of common stock can be granted under the Assumed Plan.

Restricted Stock Awards

Restricted stock awards as of April 30, 2010, 2009 and 2008 and changes during fiscal 2010, 2009 and 2008, respectively, were as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at April 30, 2007	113,400	$16.57
Granted	221,534	$25.83
Vested	(29,020)	$17.58
Cancelled	(5,498)	$24.57

Balance at April 30, 2008	300,416	$23.15
Granted	347,821	$14.97
Vested	(83,672)	$22.38
Cancelled	(70,478)	$23.02

Balance at April 30, 2009	494,087	$17.54
Granted	—	$—
Vested	(145,111)	$16.96
Cancelled	(95,899)	$17.63

Balance at April 30, 2010	253,077	$16.81

The total fair value of restricted stock awards vested during fiscal years ended April 30, 2010, 2009 and 2008 was $2.5 million, $1.9 million and $0.5 million, respectively.

Restricted Stock Units

Restricted stock units and related changes during fiscal 2010 and 2009 were as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at April 30, 2008	5,000	$26.69
Assumed in connection with acquisition of Packeteer	301,830	$18.57
Vested	(59,847)	$18.71
Cancelled	(120,698)	$18.57

Balance at April 30, 2009	126,285	$18.82
Granted	260,673	$18.76
Vested	(38,054)	$18.89
Cancelled	(56,557)	$17.43

Balance at April 30, 2010	292,347	$19.03

The total fair value of restricted stock units vested during the fiscal years ended April 30, 2010 and 2009 was $0.7 million and $1.1 million, respectively.

Stock Option Activity Under All Stock-Based Compensation Plans

A summary of stock option activity under all stock-based compensation plans during the years ended April 30, 2010, 2009 and 2008 is as follows:

	Options outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Balance at April 30, 2007	7,573,778	$14.11
Options granted	1,747,072	$28.81
Options exercised	(3,066,832)	$8.34
Options forfeited	(511,456)	$18.37

Balance at April 30, 2008	5,742,562	$22.76
Options granted	2,331,665	$14.37
Assumed in connection with acquisition of Packeteer	2,342,464	$30.83
Options exercised	(553,993)	$10.69
Options forfeited	(1,844,655)	$29.50

Balance at April 30, 2009	8,018,043	$21.96
Options granted	1,290,362	$18.44
Options exercised	(2,380,602)	$14.01
Options forfeited	(1,647,432)	$36.44

Outstanding at April 30, 2010	5,280,371	$20.17	6.80	$75.92

Exercisable at April 30, 2010	2,890,976	$21.96	5.39	$40.38

Vested and expected to vest at April 30, 2010	4,871,836	$20.38	6.64	$69.78

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the fourth quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 30, 2010. As the fair market value of our common stock changes, the pretax intrinsic value will change as well. Total intrinsic value of options exercised was $31.4 million, $2.7 million and $74.0 million for the years ended April 30, 2010, 2009 and 2008, respectively. The weighted average grant date fair value of stock options granted to employees was $10.14, $7.95 and $16.84 per share during the fiscal years ended April 30, 2010, 2009 and 2008, respectively.

The following table provides segregated ranges of outstanding and exercisable stock options at April 30, 2010:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.03 – $ 8.35	589,546	4.62	$6.55	523,947	$6.39
$8.37 – $ 10.80	425,255	6.36	$9.51	259,438	$9.52
$10.84 – $ 14.60	611,272	7.06	$13.13	241,106	$13.63
$15.19 – $ 16.03	792,666	8.59	$15.91	163,859	$15.85
$16.44 – $ 17.58	851,008	7.58	$17.02	428,901	$17.20
$17.98 – $ 22.96	601,098	7.14	$20.68	315,703	$20.85
$23.78 – $ 34.94	937,071	6.94	$26.83	537,195	$26.77
$35.38 – $ 43.84	259,216	4.77	$39.53	243,762	$39.45
$46.45 – $ 76.25	165,933	5.31	$52.42	129,759	$52.94
$122.50 – $262.50	47,306	0.17	$147.17	47,306	$147.17

$0.03 – $262.50	5,280,371	6.80	$20.17	2,890,976	$21.96

The total number of unvested options outstanding as of April 30, 2010 and 2009 was 2,965,662 and 3,925,361, respectively. The total fair value of options vested during fiscal years ended April 30, 2010 and 2009 was $13.5 million and $13.4 million, respectively.

We settle employee stock option exercises primarily with newly issued common shares. We received $40.3 million, $12.2 million and $29.8 million in cash from the issuance of common stock under all employee stock plans for the fiscal years ended April 30, 2010, 2009 and 2008, respectively. In connection with these exercises, the tax benefit (expense) realized by us was $1.9 million, $(0.9) million and $14.5 million for the fiscal years ended April 30, 2010, 2009 and 2008, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following line items in our consolidated statements of operations:

	Year Ended April 30,
	2010	2009	2008
	(in thousands)
Stock-based compensation expense:
Cost of net revenue: product	$588	$668	$775
Cost of net revenue: service	1,425	1,174	808
Sales and marketing	6,520	6,419	5,593
Research and development	6,491	5,304	4,986
General and administrative	4,210	4,832	4,644

Subtotal	19,234	18,397	16,806
Restructuring	108	88	—

Total	$19,342	$18,485	$16,806

Included in stock-based compensation for the years ended April 30, 2010, 2009 and 2008 was $3.3 million, $2.8 million and $1.8 million, respectively, related to the amortization of expenses related to shares granted under our employee stock purchase plan.

Determining the Fair Value using the Black-Scholes Option Valuation Model

•

Valuation and Amortization Method. The fair value of employee stock options and employee stock purchase rights is estimated on the date of grant using the Black-Scholes option valuation model. For awards granted before May 1, 2006, we amortize the fair value on a graded basis over the requisite service period. For awards granted on or after May 1, 2006, we amortize the fair value on a straight-line basis over the requisite service period.

•

Expected Term. We estimate the expected term of options granted annually based on our historical experience of grants, exercise pattern and post-vesting cancellations. We determine the expected term by combining a historical holding period from historical settlements with a hypothetical holding period for the outstanding options on a weighted average basis.

•

Volatility. We estimate the volatility of our stock options and ESPP grants monthly at the date of grant using a combination of historical and implied volatilities. We compute the volatility using a 50/50 weighting of (a) historical volatility over the expected term and (b) implied volatility of traded stock options.

•

Risk-Free Interest Rate. The risk-free interest rate that we use in the Black-Scholes option valuation model is the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of our option grants. For ESPP grants, we use the 6-month Constant Maturity Treasury (“CMT”) rate.

•

Dividend Yield. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use a dividend yield of zero in the Black-Scholes option valuation model.

Estimating Forfeitures

We estimate our forfeitures annually based on an analysis of historical pre-vesting forfeitures. We calculate a forfeiture rate for our stock options and restricted stock award grants separately based on historical forfeiture activity, but due to the immateriality of our restricted stock award and restricted stock unit grants, we utilized a combined forfeiture rate. To the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest.

We used the following assumptions to estimate the fair value of options granted and shares purchased under our employee stock plans and stock purchase plan and to record stock-based compensation expense for fiscal years ended April 30, 2010, 2009 and 2008:

	Year Ended April 30,
Stock Options	2010	2009	2008
Risk-free interest rate	2.6%	2.6%	4.3%
Expected term (in years)	4.8	4.0	4.6
Dividend yield	—	—	—
Volatility	66%	73%	68%
Expected forfeitures	14.0%	14.0%	10.0%

	Year Ended April 30,
Employee Stock Purchase Plan	2010	2009	2008
Risk-free interest rate	0.2%	1.1%	2.6%
Expected term (in years)	0.5	0.5	0.5
Volatility	53%	75%	67%

As of April 30, 2010, $27.9 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2014. The weighted average term of the unrecognized stock-based compensation expense is 2.56 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance as of April 30, 2010:

April 30, 2010
Warrants outstanding	385,356
Convertible Senior Notes	3,853,564
Restricted Stock Units	292,347
Stock options:
Granted and outstanding	5,280,371
Available for grant	1,485,377
Employee stock purchase plan available for future issuance	3,247,707

Total	14,544,722

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

Note 10. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows:

	Year Ended April 30,
	2010	2009	2008
	(in thousands)
U.S.	$6,318	$1,127	$72,375
Non-U.S.	31,033	(504)	(41,845)

Total pre-tax income (loss)	$37,351	$623	$30,530

The (benefit) provision for income taxes was as follows:

	Year Ended April 30,
	2010	2009	2008
	(in thousands)
U.S. federal taxes:
Current	$15,255	$2,765	$15,785
Deferred	(25,323)	1,748	(17,353)
Non-U.S. taxes:
Current	3,187	2,835	995
Deferred	(13)	—	—
State taxes:
Current	1,175	1,216	827
Deferred	191	567	(2,292)

(Benefit) provision for income taxes	$(5,528)	$9,131	$(2,038)

A reconciliation of the income tax (benefit) provision to the amount computed by applying the statutory federal income tax rate to net income (loss) before income tax (benefit) provision is summarized as follows:

	Year Ended April 30,
	2010	2009	2008
	(in thousands)
Provision at statutory rate	$13,073	$218	$10,686
State and local income taxes	888	818	(952)
Foreign income taxes	3,636	3,174	15,750
Net operating loss utilization	—	—	(10,382)
Valuation allowance	(25,256)	1,748	(17,603)
Stock-based compensation	1,401	3,587	2,032
R & D credit	272	(1,402)	(1,663)
Other	458	988	94

(Benefit) provision for income taxes	$(5,528)	$9,131	$(2,038)

The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense, the utilization of tax attributes not previously benefited and a recognition of deferred tax assets based on projections of future taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	April 30,
	2010	2009
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$33,303	$27,814
Stock-based compensation	5,778	7,335
Other accruals/reserves	14,496	16,301
Fixed assets	—	2,995
Tax credits	8,160	12,743
Capitalized research and development	4,683	8,369

	66,420	75,557
Valuation allowance	(550)	(36,427)

Total deferred tax assets	$65,870	$39,130

Deferred tax liabilities:
Prepaid expenses	$(1,060)	$(564)
Fixed assets	(2,119)	—
Intangible assets	(6,674)	(8,879)
Goodwill	(3,520)	(2,334)

Total deferred tax liabilities	(13,373)	(11,777)

Net deferred tax assets	$52,497	$27,353

In evaluating our ability to realize our deferred tax assets, we consider all available positive and negative evidence, including past, current, and forecasted future operating results, our history of losses or profits and forecasts of future taxable income or losses. In the fourth quarter of fiscal 2010, we determined that it is more-likely-than-not that we will realize all remaining federal and state deferred tax assets, other than capital loss carryforwards and certain tax assets (including net operating losses and tax credits in the state of California) due to current earnings and projections of future profits. Accordingly, the Company released the valuation allowance against $10.6 million of previously unrecognized deferred tax assets during the fourth quarter of fiscal 2010. The Company recognized an additional $14.5 million of deferred tax assets during the current fiscal year which primarily related to the utilization of previously unbenefitted tax attributes to offset current taxable income in the U.S. In addition, there were reductions in the valuation allowance of $10.4 million that did not impact tax expense primarily related to adjustments of deferred tax assets associated with the reversals of temporary differences and the reduction of California deferred tax assets that will not be available in the future as a result of changes in California tax law that will impact the Company’s ability to utilize the assets.

As of April 30, 2010, we had net operating loss carryforwards for federal income tax purposes of approximately $217.9 million, which will expire in fiscal years ending in 2013 through 2030, if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $68.6 million, which will expire in fiscal years 2011 through 2030 if not utilized. Of the total tax attributes, we have $101.6 million of federal net operating loss carryforwards and $68.0 million of state net operating loss carryforwards for which no deferred tax asset has or will be recorded until the tax benefit relating to excess stock compensation deduction is realized. We also had federal and California tax credit carryforwards of approximately $14.0 million and $14.4 million, respectively. The federal research credit carryforwards will expire starting in 2027, if not utilized. The federal alternative minimum tax credit and California credit carryforwards are not subject to expiration.

Utilization of our net operating loss and credit carryforwards are subject to substantial annual limitations due to the ownership change provisions of the Internal Revenue Code and similar state provisions. To date, these annual limitations have resulted in the expiration of net operating loss and tax credit carryforwards before utilization of approximately $20.8 million and $3.6 million, respectively. Utilization of federal and state net operating losses of approximately $197.1 million and $68.6 million, respectively, as well as $10.4 million and $14.4 million of federal and state credits, respectively, are subject to annual limitations ranging from approximately $7.0 million to $17.0 million.

Our total gross unrecognized tax benefits as of April 30, 2010, 2009 and 2008 were $33.9 million, $18.8 million and $2.8 million, respectively. Included in our gross unrecognized tax benefits as of April 30, 2010 is approximately $31.8 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

Total amount of gross unrecognized tax benefits (in thousands):

Opening balance at May 1, 2007	$2,247
Increase in balance due to current fiscal year tax positions	971
Reductions for prior fiscal year tax positions	(373)

Closing balance at April 30, 2008	2,845
Increase in balance due to prior fiscal year tax positions	12,886
Increase in balance due to current fiscal year tax positions	3,024
Reductions for prior fiscal year tax positions	—

Closing balance at April 30, 2009	18,755
Increase in balance due to prior fiscal year tax positions	1,513
Increase in balance due to current fiscal year tax positions	14,346
Reductions for prior fiscal year tax positions	(749)

Closing balance at April 30, 2010	$33,865

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $1.3 million, $1.0 million, and $0.03 million as of April 30, 2010, 2009 and 2008, respectively, including approximately $0.3 million, $0.3 million and $0.02 million charged to provision for income taxes for fiscal years 2010, 2009 and 2008, respectively.

Due to our taxable loss position from inception through fiscal year 2007, all tax years are subject to examination in U.S. federal and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2003 forward, none of which are individually material. We are unable to anticipate the change to the balance of our unrecognized tax benefits in the next twelve months due to the possibility of tax examinations and our continued assessment of potential contingencies.

Note 11. Defined Contribution and Other Postretirement Plans

We have a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. U.S. employees are automatically enrolled in our 401(k) Plan when they meet eligibility requirements, unless they decline participation. Eligible employees may contribute pre-tax amounts to the plan via payroll withholdings, subject to certain limitations. We match participant contributions on a dollar for dollar basis up to the lower of 3% of a participant’s eligible compensation or $1,500 per calendar year. Matching contributions are invested in accordance with a participant’s existing investment elections and become fully vested after four years of service. Certain of our foreign subsidiaries also have defined contribution plans in which a majority of their employees participate. The amount of employer expenses including the employer contributions to our 401(k) Plan and foreign subsidiaries’ plans during the years ended April 30, 2010, 2009 and 2008 were $3.5 million, $2.8 million and $1.7 million, respectively. The number of plan participants in our defined contribution plans has increased over the last three fiscal years as a result of additional eligible employees from our acquisitions and higher headcount during the fiscal year due to our hiring of additional employees.

Note 12. Commitments and Contingencies

Guarantees, Indemnifications and Warranty Obligations

Our customer agreements generally include certain provisions for indemnifying such customers against certain liabilities, including if our products infringe a third party’s intellectual property rights. We have also agreed in certain circumstances to indemnify for customer costs that would be incurred in connection with a product recall. To date, we have not incurred any material costs as a result of such indemnification provisions and we have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

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

Changes in our warranty obligations, which are included in other current liabilities in our consolidated balance sheets for the years ended April 30, 2010, and 2009 were as follows:

	Year Ended April 30,
	2010	2009
	(in thousands)
Beginning balances	$876	$434
Warranties issued during the year	2,626	2,565
Warranty costs incurred during the year	(2,643)	(2,506)
Warranty liabilities assumed in Packeteer acquisition	—	383
Change in estimate of warranty obligation during the year	(211)	—

Ending balances	$648	$876

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

In September 2005, we commenced a five-year operating lease of a building that serves as our headquarters in Sunnyvale, California. On June 20, 2008, we amended the lease for our corporate headquarters. Pursuant to the lease amendment, we added 116,586 additional square feet of space comprising an additional building and extended the term of the lease through November 30, 2015. The lease amendment provides for an annualized base rent ranging from $2.7 million to $3.4 million for the new premises during the term of the lease applicable to the new premises, which commenced on November 1, 2008. The lease amendment provides for an annualized base rent ranging from $2.9 million to $3.4 million for the existing premises during the extension term, which commenced on September 1, 2010.

In connection with the lease, we are required to maintain an irrevocable standby letter of credit with a major financial institution as a form of security. The amount of the letter of credit was $0.9 million and 0.8 million at April 30, 2010 and 2009, respectively and the letter of credit currently expires in March 2011. The letter of credit is secured by deposits and provides for automatic annual extensions, without amendment, for a period of one year on each successive expiration date, but no later than the lease expiration of November 30, 2015. The deposits securing the letter of credit are classified as long-term restricted cash in the accompanying consolidated balance sheets as of April 30, 2010 and 2009, respectively.

Rent expense was $10.1 million, $10.1 million and $4.5 million for the years ended April 30, 2010, 2009 and 2008, respectively.

As of April 30, 2010, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Amount
(in thousands)
2011	$10,008
2012	9,324
2013	9,145
2014	8,143
2015	7,536
Thereafter	5,782

Total future minimum lease payments, net	$49,938

Purchase Commitments and Other

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2011. As of April 30, 2010 our total purchase commitments for inventory were $5.3 million.

Legal settlement expenses are included in general and administrative expenses in the consolidated statements of operations.

At April 30, 2010, we had a liability for unrecognized tax benefits of $26.0 million. Due to uncertainties with respect to the timing of future cash flows associated with our unrecognized tax benefits at April 30, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the applicable taxing authority. See Note 10 for a discussion of income taxes.

Note 13. Litigation

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us and Packeteer, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was deemed unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints.

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

The Court in the state action has stayed that action pending a case management conference presently scheduled for July 23, 2010, and the Court in the federal action has stayed that action until June 11, 2010.

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

On March 31, 2009, Simmonds appealed the judgment to the Court of Appeals for the Ninth Circuit, and thereafter filed an amended notice of appeal on April 10, 2009 at the Court’s request. The underwriter defendants filed a cross-appeal in each of the cases wherein the issuers moved for dismissal (including the appeal relating to Packeteer’s IPO). The parties have briefed the matters to be heard on appeal, but the Court has not yet set a date for oral argument.

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

Although we cannot predict the outcome of the IPO allocation cases or the derivative litigation discussed above, the costs of defending these matters (including, as applicable, our obligations to indemnify current or former officers, directors, employees or customers) could have a material adverse effect on our results of operations and financial condition.

From time to time and in the ordinary course of business, we may be subject to various other claims and litigation. Such claims could result in the expenditure of significant financial and other resources.

Note 14. Geographic and Product Category Information Reporting

We conduct business in one operating segment that designs, develops and sells products and services that optimize and secure the delivery of business applications and other information to distributed users over a WAN. Our chief operating decision maker, our chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying consolidated financial statements. Our revenue consists of two categories: product and service.

Net revenue is attributed to three geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area:

	Year Ended April 30,
	2010		2009		2008
	(dollars in thousands)
Americas (1)	$220,465	44.5%	$199,899	45.0%	$146,784	48.1%
EMEA (2)	185,163	37.3	162,493	36.5	112,110	36.7
APAC (3)	90,509	18.2	82,353	18.5	46,545	15.2

Total net revenue	$496,137	100.0%	$444,745	100.0%	$305,439	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category:

	Year Ended April 30,
	2010		2009		2008
	$	%	$	%	$	%
	(dollars in thousands)
Product	$322,101	64.9%	$305,601	68.7%	$233,858	76.6%
Service	174,036	35.1	139,144	31.3	71,581	23.4

Total net revenue	$496,137	100.0%	$444,745	100.0%	$305,439	100.0%

The following table presents a summary of long-lived assets as of April 30, 2010 and 2009 by geographic area:

	April 30,
	2010	2009
	(in thousands)
Long-Lived Assets:
Property and equipment, net
United States	$27,310	$29,910
International	6,374	5,045

Subtotal	33,684	34,955
Identifiable intangible assets, net
United States	37,033	48,774

Total Long-Lived Assets	$70,717	$83,729

Note 15. Selected Quarterly Financial Data (Unaudited)

A summary of our quarterly consolidated financial results is as follows:

	Three Months Ended
	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010
	(in thousands, except per share data)
Total net revenue	$115,989	$120,436	$127,116	$132,596
Gross profit	84,469	88,228	95,001	102,806
Net income	3,996	8,367	6,908	23,608
Basic net income per share	$0.09	$0.19	$0.15	$0.52
Diluted net income per share	$0.09	$0.19	$0.15	$0.49

	Three Months Ended
	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009
	(in thousands, except per share data)
Total net revenue	$102,503	$119,024	$109,596	$113,622
Gross profit	70,436	81,887	79,094	82,193
Net income (loss)	(5,835)	(251)	1,063	(3,485)
Basic net income (loss) per share	$(0.15)	$(0.01)	$0.03	$(0.09)
Diluted net income (loss) per share	$(0.15)	$(0.01)	$0.02	$(0.09)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2010 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, our management believes that our internal control over financial reporting was effective as of April 30, 2010, the end of the period covered by this Annual Report on Form 10-K.

The effectiveness of our internal control over financial reporting as of April 30, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows.

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

Item 9B. Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Blue Coat Systems, Inc.

We have audited Blue Coat Systems, Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Blue Coat Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Blue Coat Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blue Coat Systems, Inc. as of April 30, 2010 and April 30, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010 of Blue Coat Systems, Inc. and our report dated June 7, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

June 7, 2010

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting which we current expect to occur in October  2010.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting which we current expect to occur in October  2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting which we current expect to occur in October 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting which we current expect to occur in October  2010.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting which we current expect to occur in October 2010.

PART IV

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

BLUE COAT SYSTEMS, INC.
(Registrant)

June 7, 2010	By:	/s/ GORDON C. BROOKS
Gordon C. Brooks
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian M. NeSmith, President, Chief Executive Officer and Director, and Gordon C. Brooks, Senior Vice President and Chief Financial Officer, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRIAN M. NESMITH Brian M. NeSmith	President, Chief Executive Officer and Director (Principal Executive Officer)	June 7, 2010

/s/ GORDON C. BROOKS Gordon C. Brooks	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 7, 2010

/s/ DAVID W. HANNA David W. Hanna	Chairman of the Board	June 7, 2010

/s/ JAMES A. BARTH James A. Barth	Director	June 7, 2010

/s/ KEITH B. GEESLIN Keith B. Geeslin	Director	June 7, 2010

/s/ TIMOTHY A. HOWES Timothy A. Howes	Director	June 7, 2010

/s/ JAMES R. TOLONEN James R. Tolonen	Director	June 7, 2010

/s/ CAROL G. MILLS Carol G. Mills	Director	June 7, 2010

EXHIBITS

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2003, by and among Blue Coat Systems, Inc., Riga Corp., Ositis Software, Inc., Vilis Ositis and Liana Abele (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 28, 2003)

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 16, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.3	Amendment Number 1 to Agreement and Plan of Merger and Reorganization, dated as of October 5, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 30, 2005, by and among Blue Coat Systems, Inc., Permeo Technologies, Inc., Pivot Acquisition Corp., and Chris Pacitti, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on January 4, 2006)

2.5	Asset Purchase Agreement, dated as of June 22, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

2.6	Amendment to Asset Purchase Agreement, dated as of September 8, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on September 11, 2006)

2.7	Agreement and Plan of Merger, dated as of April 20, 2008, among Packeteer, Inc., Blue Coat Systems, Inc. and Cooper Acquisition, Inc. (which is incorporated herein by reference to Exhibit 2.01 to the Registrant’s 8-K filed with the Commission on April 23, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Reserved

3.3	Certificate of Ownership and Merger of Blue Coat Systems, Inc. with and into CacheFlow Inc. (which is incorporated herein by reference to Exhibit 3.3 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.5	Reserved

3.6	Reserved

3.7	Reserved

3.8	Amended and Restated Bylaws (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s 8-K filed with the Commission on February 27, 2009)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, and 3.8

4.2	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.3 of Form 10-K filed by the Registrant with the Commission on July 29, 2003)

Number	Description
9.1	Reserved

10.1	Reserved

10.2	Reserved

10.3*	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4*	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	Reserved

10.6	Reserved

10.7	Reserved

10.8	Reserved

10.9*	Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

10.10	2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

10.11	Reserved

10.12	Reserved

10.13	Reserved

10.14*	Offer Letter with David de Simone (which is incorporated herein by reference to Exhibit 10.24 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.15	Common Stock Purchase Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.16	Reserved

10.17	Technology License And Settlement Agreement dated October 29, 2003 by and between Network Caching Technology L.L.C and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.18	Reserved

10.19*	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under the Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

10.20	Reserved

10.21	Triple Net Space Lease between Mary Avenue LLC as Lessor and Blue Coat Systems, Inc., a Delaware corporation, as Lessee, dated April 21, 2005 ( which is incorporated by reference to the Registrant’s Form 8-K filed with the Commission on April 26, 2005)

10.22	Reserved

10.23	Reserved

10.24	Reserved

Number	Description
10.25	Reserved

10.27	Design and Manufacturing Services Agreement, effective as of June 11, 2008, between MiTAC International Corporation and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.27 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.28	Reserved

10.29*	Offer Letter with Kevin Biggs, dated as of December 3, 2006 (which is incorporated by reference to Exhibit 10.29 of Form 10-Q for the period ending January 31, 2007, filed by the Registrant with the Commission on March 28, 2007)

10.30*	Offer Letter with Betsy E. Bayha, dated as of March 27, 2007 (which is incorporated herein by reference to Exhibit 10.30 of Form 10-K filed by the Registrant with the Commission on July 13, 2007)

10.31*	2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.32*	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.33*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement used to evidence restricted stock awarded under Blue Coat Systems, Inc. 2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.34*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement used to evidence restricted stock awarded under Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.34 of Form 10-K filed by the Registrant with the Commission on July 13, 2007)

10.35	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 10.35 of Form 10-K filed by the Registrant with the Commission on July 13, 2007)

10.36*	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.36 of Form 10-K filed by the Registrant with the Commission on July 13, 2007)

10.37	Form of Amended and Restated Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.37 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.38*	2007 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.38 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.39*	Restricted Stock Agreement used to evidence restricted stock awarded under Blue Coat Systems, Inc. 2007 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.39 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.40*	Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 2007 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.40 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

Number	Description
10.41	Reserved

10.42	Design and Manufacturing Services Agreement, effective as of February 15, 2008, between Inventec Enterprise System Corporation and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.42 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.43	Amended and Restated Supply Agreement, effective as of September 8, 2005, between SYNNEX Corporation and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.43 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.44	Note Purchase Agreement among Blue Coat Systems, Inc., Manchester Securities Corp. and Francisco Partners II, L.P., dated April 20, 2008 (which is incorporated herein by reference to Exhibit 10.01 to the Registrant’s 8-K filed with the Commission on April 23, 2008)

10.45	Final Form of Warrant (which is incorporated herein by reference to Exhibit 10.01 to the Registrant’s 8-K filed with the Commission on June 3, 2008)

10.46	Stock Purchase Agreement, dated as of April 20, 2008, among The Liverpool Limited Partnership, Elliott International, L.P. and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.02 to the Registrant’s 8-K filed with the Commission on April 23, 2008)

10.47	Reserved

10.48	Reserved

10.49	Final Form of Note (which is incorporated herein by reference to Exhibit 10.02 to the Registrant’s 8-K filed with the Commission on June 3, 2008)

10.50	Registration Rights Agreement by and between Blue Coat Systems, Inc. and Francisco Partners II, L.P. and Francisco Partners Parallel Fund, L.P. (as Investors), dated June 2, 2008 (which is incorporated herein by reference to Exhibit 4.01 to the Registrant’s 8-K filed with the Commission on June 3, 2008)

10.51	First Amendment to Lease (which is incorporated by reference to Exhibit 10.1 of Respondent’s 8-K filed with the Commission on June 26, 2008)

10.52*	Packeteer, Inc. 1999 Stock Incentive Plan (Amended and Restated Effective as of December 12, 2007) (which is incorporated herein by reference to Exhibit 10.52 of Form 10-K filed by the Registrant with the Commission on June 22, 2009)

10.53*	Stock Option Agreement used to evidence options granted under Packeteer, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.53 of Form 10-K filed by the Registrant with the Commission on June 22, 2009)

10.54*	Restricted Stock Agreement used to evidence restricted stock awarded under Packeteer, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.54 of Form 10-K filed by the Registrant with the Commission on June 22, 2009)

10.55*	Separation agreement, dated April 10, 2009, between Kevin S. Royal and Blue Coat Systems, Inc. (which is incorporated by reference to Exhibit 99.1 of Respondent’s 8-K filed with the Commission on April 10, 2009)

10.56*	Blue Coat Systems, Inc. Fiscal 2010 Profit Sharing Plan, as amended effective May 1, 2009 (which is incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by the Registrant with the Commission on May 1, 2009)

10.57*	Confidential Consulting Agreement, effective May 4, 2009, between FLG Partners, LLC and Blue Coat Systems, Inc. (which is incorporated by reference to Exhibit 10.1 of Respondent’s 8-K filed with the Commission on May 7, 2009)

Number	Description
10.58*	Executive Separation Policy, effective November 15, 2007 and clarified on December 31, 2008 (which is incorporated herein by reference to Exhibit 10.58 of Form 10-K filed by the Registrant with the Commission on June 22, 2009)

10.59*	Form of CEO Change in Control Severance Agreement, between the Company and its Chief Executive Officer, effective May 1, 2009 (which is incorporated herein by reference to Exhibit 99.2 of Form 8-K filed by the Registrant with the Commission on May 1, 2009)

10.60*	Form of Executive Change in Control Severance Agreement, between the Company and its executive officers, effective May 1, 2009 (which is incorporated herein by reference to Exhibit 99.3 of Form 8-K filed by the Registrant with the Commission on May 1, 2009)

10.61*	Amended and restated form of CEO Change in Control Severance Agreement, between the Company and its Chief Executive Officer, effective August 20, 2009 (which is incorporated herein by reference to Exhibit 10.61 of Form 10-Q filed by the Registrant with the Commission on September 2, 2009)

10.62*	Amended and restated form of Executive Change in Control Severance Agreement, between the Company and its executive officers, effective August 20, 2009 (which is incorporated herein by reference to Exhibit 10.62 of Form 10-Q filed by the Registrant with the Commission on September 2, 2009)

10.63*	Offer letter with Gordon C. Brooks, dated as of August 25, 2009 (which is incorporated herein by reference to Exhibit 10.63 of Form 10-Q filed by the Registrant with the Commission on September 2, 2009)

10.64*	Amended and restated form of CEO Change in Control Severance Agreement, between the Company and its Chief Executive Officer, effective August 20, 2009 (corrected) (which is incorporated herein by reference to Exhibit 10.64 of Form 10-Q filed by the Registrant with the Commission on December 1, 2009)

10.65*	Amended and Restated 2007 Stock Incentive Plan, effective August 20, 2009 (which is incorporated herein by reference to Exhibit 10.65 of Form 10-Q filed by the Registrant with the Commission on December 1, 2009)

10.66*	Amended and Restated Employee Stock Purchase Plan, effective October 30, 2009 (which is incorporated herein by reference to Exhibit 10.66 of Form 10-Q filed by the Registrant with the Commission on December 1, 2009)

10.67*	Stock Option Agreement with Gordon C. Brooks (which is incorporated herein by reference to Exhibit 10.67 of Form 10-Q filed by the Registrant with the Commission on December 1, 2009)

10.68*	Form of Notice and Restricted Stock Unit Agreement (which is incorporated herein by reference to Exhibit 99.3 of Form S-8 filed by the Registrant with the Commission on December 1, 2009)

10.69*	2010 New Employee Stock Incentive Plan

10.70*	Blue Coat Systems, Inc. Fiscal 2011 Profit Sharing Plan, as amended effective May 1, 2010 (which is incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by the Registrant with the Commission on May 7, 2010)

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K pursuant to Item 15(b).

SCHEDULE II

BLUE COAT SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

Year Ended April 30,	Balance at Beginning of Period	Additions (Reductions) to Costs and Expenses	Write-offs	Balance at End of Period
2008	$160	$76	$(60)	$176
2009	176	1,450	(206)	1,420
2010	1,420	405	(1,590)	235