Form 10-Q
period 2010-07-31
BLUE COAT SYSTEMS INC
filed 2010-08-27
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There were 42,723,592 shares of the registrant’s Common Stock issued and outstanding as of August 20, 2010.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: plans to develop and offer new products and services and enter new markets; expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues, gross margins and income tax provisions; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	July 31, 2010	April 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$261,574	$236,347
Accounts receivable, net of allowance of $141 and $235 as of July 31, 2010 and April 30, 2010, respectively	75,568	64,204
Inventory	10,399	6,010
Prepaid expenses and other current assets	13,840	15,526
Current portion of deferred income tax assets	10,974	10,980

Total current assets	372,355	333,067
Property and equipment, net	33,934	33,684
Restricted cash	1,031	986
Goodwill	242,611	242,611
Identifiable intangible assets, net	34,002	37,033
Non-current portion of deferred income tax assets	39,259	41,517
Other assets	6,816	7,140

Total assets	$730,008	$696,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,379	$15,000
Accrued payroll and related benefits	18,817	16,254
Deferred revenue	106,513	104,050
Other current liabilities	11,145	12,921

Total current liabilities	157,854	148,225
Deferred revenue, less current portion	53,379	50,172
Deferred rent, less current portion	6,385	6,427
Long-term income taxes payable	28,775	25,989
Other non-current liabilities	1,209	1,193
Convertible senior notes	77,465	77,241
Commitments and contingencies
Blue Coat stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 42,723 and 42,662 shares issued and outstanding at July 31, 2010 and April 30, 2010, respectively	3	3
Additional paid-in capital	1,236,556	1,231,032
Treasury stock, at cost; 436 and 397 shares held at July 31, 2010 and April 30, 2010, respectively	(3,907)	(3,035)
Accumulated deficit	(828,066)	(841,991)

Total Blue Coat stockholders’ equity	404,586	386,009
Noncontrolling interest	355	782

Total stockholders’ equity	404,941	386,791

Total liabilities and stockholders’ equity	$730,008	$696,038

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2010	2009
Net revenue:
Product	$75,568	$73,692
Service	46,912	42,297

Total net revenue	122,480	115,989
Cost of net revenue:
Product	15,964	19,483
Service	10,388	12,037

Total cost of net revenue	26,352	31,520
Gross profit	96,128	84,469
Operating expenses:
Sales and marketing	44,655	45,576
Research and development	19,855	19,836
General and administrative	10,343	12,716
Amortization of intangible assets	1,843	1,821
Restructuring	140	—

Total operating expenses	76,836	79,949

Operating income	19,292	4,520
Interest income	164	101
Interest expense	(224)	(228)
Other expense, net	(323)	(16)

Income before income taxes	18,909	4,377
Provision for income taxes	4,984	381

Net income	$13,925	$3,996

Net income per share:
Basic	$0.30	$0.09

Diluted	$0.29	$0.09

Weighted average shares used in computing net income per share:
Basic	46,329	43,193

Diluted	47,650	44,594

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended July 31,
	2010	2009
Operating Activities
Net income	$13,925	$3,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,335	3,192
Amortization	3,428	3,453
Stock-based compensation	4,072	4,811
Deferred income taxes	2,264	—
Tax benefit of stock option deduction	137	—
Excess tax benefit from stock-based compensation	(304)	—
Loss on disposition of equipment	14	319
Changes in operating assets and liabilities:
Accounts receivable, net	(11,364)	(3,380)
Inventory	(4,389)	(1,487)
Prepaid expenses and other assets	1,837	(1,322)
Accounts payable	6,379	(1,169)
Accrued expenses and other liabilities	3,547	(1,971)
Deferred revenue	5,670	4,127

Net cash provided by operating activities	28,551	10,569
Investing Activities
Purchases of property and equipment, and technology licenses	(3,599)	(4,629)
Restricted cash	(45)	(112)
Acquisitions, net of cash acquired	(427)	—

Net cash used in investing activities	(4,071)	(4,741)
Financing Activities
Net proceeds from issuance of common stock	443	1,744
Excess tax benefit from stock-based compensation	304	—

Net cash provided by financing activities	747	1,744

Net increase in cash and cash equivalents	25,227	7,572
Cash and cash equivalents at beginning of period	236,347	114,163

Cash and cash equivalents at end of period	$261,574	$121,735

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Blue Coat Systems, Inc. and our subsidiaries, which, with the exception of S7 Software Solutions Pvt. Ltd. (“S7”), are each wholly owned. All inter-company balances and transactions have been eliminated. We record all acquisitions using the purchase method of accounting and, accordingly, include the acquired company’s results of operations in our consolidated results from the date of acquisition. The consolidated financial statements include the accounts and operating results of S7 beginning January 25, 2010. We classify the noncontrolling interest held in S7 as a separate component of stockholders’ equity in our consolidated balance sheets. The net income attributable to the noncontrolling interest in the quarter ended July 31, 2010 was not material to our consolidated operating results and, therefore, was not presented separately in the condensed consolidated statements of operations.

In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated balance sheet as of April 30, 2010 is derived from the April 30, 2010 audited consolidated financial statements. With the exception of the adoption of a new accounting pronouncement related to revenue recognition, discussed below, there have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

The functional currency of our domestic and foreign operations is the U.S. dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition and results of operations from local currencies into the functional currency, are included in other expense, net, in the accompanying condensed consolidated statements of operations.

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with our fiscal 2010 audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended April 30, 2010, as filed with the Securities and Exchange Commission (“SEC”) on June 7, 2010.

Reclassifications

Certain prior fiscal year amounts have been reclassified to conform to the current period’s presentation. Such reclassifications were not material and did not affect net revenue, operating income or net income.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates, and such differences could be material to our consolidated financial condition and results of operations.

Restricted Cash

Restricted cash is comprised of $1.0 million in cash and cash equivalents pledged as collateral for three separate irrevocable letters of credit. These letters of credit currently expire in March 2011 and June 2011. The time deposits securing these letters of credit are classified as restricted cash in the accompanying condensed consolidated balance sheets as of July 31, 2010 and April 30, 2010, respectively.

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of money market accounts and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. Such deposits generally are in excess of insured limits. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Such investments are classified as cash equivalents in our condensed consolidated balance sheets at July 31, 2010 and April 30, 2010, respectively. We believe the financial risks associated with these financial instruments are not material, and we have not experienced material losses from our investments in these instruments.

We do not require collateral for sales to customers. However, we perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. Certain of our global distributors, including their various affiliates, in certain periods, may account for more than 10% of our net revenue. In the first quarter of fiscal 2011, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 23.2%, 17.8% and 11.9% of our total net revenue, respectively. In the first quarter of fiscal 2010, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 20.3%, 16.8% and 9.9% of our total net revenue, respectively.

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

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product’s essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE or TPE is available; and

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

Although the amended standards were not required to be adopted by us until May 1, 2011, the beginning of our fiscal year 2012, we elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2011 on a prospective basis for transactions entered into or materially modified after April 30, 2010.

The majority of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance.

Our product revenue also includes stand-alone software products. Stand-alone software may operate on our hardware appliances, but is not considered essential to the functionality of the hardware and continues to be subject to the industry-specific software revenue recognition guidance, which remains unchanged. This includes the use of the residual method. Certain of our stand-alone software when sold with our appliances is considered essential to its functionality and as a result is no longer accounted for under industry-specific software revenue recognition guidance; however, this same software when sold separately is accounted for under the industry-specific software revenue recognition guidance.

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

We operate a multiple tier channel distribution model that includes both distributors and value-added resellers. In most cases, we sell our products to distributors, who in turn sell to value-added resellers and ultimately end users. In these cases, we ship our products from our fulfillment centers to value-added resellers who provide configuration services for end users. In some cases, we sell directly to value-added resellers, who in turn sell to end users. In these cases, we ship our products from our fulfillment centers directly to end users. We do not accept orders from distributors or value-added resellers when we are aware that they do not have an order from an end user. Additionally, we provide unspecified software upgrades for most of our products, on a when-and-if available basis, through post contract customer support (“maintenance”) contracts.

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is probable. We define each of those four criteria as follows:

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a distributor or value-added reseller agreement and, in limited cases, an end user agreement.

Delivery or performance has occurred. We use shipping and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. We do not recognize product revenue until transfer of title and risk of loss, which generally is upon shipment to distributors, value-added resellers or end users as our customers do not carry stock and therefore do not have stock rotation rights. We generally do not have significant obligations for future performance, such as rights of return or pricing credits, associated with our sales.

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

We enter into multiple element revenue arrangements in which a customer may purchase a combination of hardware, software, hardware and software upgrades, hardware and software maintenance, and professional services.

For transactions entered into prior to our adoption of the amended revenue standards in the first quarter of fiscal 2011, we allocated revenues for arrangements with multiple elements, such as appliances, maintenance or software, to each element using the residual method. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements, provided VSOE of fair value exists for all undelivered elements. If evidence of the fair value of one or more undelivered elements does not exist, all revenue generally is deferred and recognized at the earlier of delivery of those elements or establishment of fair value for the remaining undelivered elements. When VSOE of fair value cannot be determined for any undelivered maintenance, subscription or service element, revenue for the entire arrangement is recognized ratably over the maintenance, subscription or service period.

For transactions entered into subsequent to the adoption of the amended revenue recognition standards that are multiple element arrangements, we allocate the arrangement fee to each element based upon the relative selling price of such element and, if software and software-related (e.g. maintenance for the software element) elements are also included in the arrangement, we allocate the arrangement fee to each of those software and software-related elements as a group based upon our BESP for those elements. After such allocation is made, the amount of the arrangement fee allocated to the software and software-related elements is accounted for using the residual method. When applying the relative selling price method, we determine the selling price for each element using VSOE of selling price, if it exists, or if not, TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, we use our BESP for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.

Consistent with our methodology under previous accounting guidance, we determine VSOE for each element based on historical stand-alone sales to third parties.

VSOE of fair value is based on the price charged when the element is sold separately. We analyze our stand-alone hardware and software maintenance renewals by stratification of sales channel and service offering. We determine the VSOE of fair value for hardware and software maintenance by analyzing our stand-alone maintenance renewals and noting that a substantial majority of transactions fall within a narrow range for each stratum. In limited cases, VSOE of fair value has been based on management determined prices.

We typically are not able to determine TPE for our products, maintenance or professional services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, our go-to-market strategy differs from that of our peers and we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When we are unable to establish the selling price of an element using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, historical pricing practices by geography, customer class and distribution channel, and gross margin objectives.

For our hardware and software elements, we allocate the arrangement consideration based on the relative selling price of the element. For these elements, we use BESP as our selling price. For our hardware and software maintenance and professional services, we generally use VSOE as our selling price. When we are unable to establish selling price using VSOE for our hardware and software maintenance and professional services, we use BESP in our allocation of arrangement consideration.

We regularly review VSOE and BESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact during the quarter from changes in either VSOE or BESP.

The impact from the adoption of the amended revenue recognition rules to total revenue, net income, and deferred revenue was not material. Total net revenue as reported for the quarter ended July 31, 2010 was $122.5 million compared with $121.5 million of total net revenue that would have been reported during the quarter under our revenue recognition policies in effect prior to the beginning of fiscal 2011. The new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenue in periods after initial adoption, although the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period.

Maintenance and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses recognized as incurred. Maintenance and subscription contracts usually have a term of one to three years. Unearned maintenance and subscription revenue is included in deferred revenue.

We recognize revenue from the sale of third party AntiVirus software net of royalties paid and classify this revenue as net service revenue in our consolidated statements of operations.

Recent Accounting Pronouncements

Milestone Method of Revenue Recognition: In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition—Milestone Method (Topic 605). ASU 2010-17 provides guidance on defining a milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. ASU 2010-17 is effective prospectively for us in fiscal 2012. Early adoption is permitted. If we adopt ASU 2010-17 prior to the first quarter of fiscal 2012, we will be required to apply it retrospectively to the beginning of the fiscal year in which adopted and to all interim periods presented. We are currently evaluating the impact of this new accounting standard on our consolidated financial statements.

Note 2. Per Share Amounts

Our convertible senior notes, discussed in Note 6, are participating securities whereby the holder would participate equally in any future dividends and in undistributed earnings with common stockholders; therefore, we calculated basic and diluted net income per share using the two-class method. Certain of our unvested restricted stock awards and the warrants, discussed in Note 6, are also considered participating securities; however, the number of unvested restricted stock awards and the number of shares covered by the warrants are immaterial and, therefore, are not included in our calculation under the two-class method. See Note 6 for further information regarding the convertible senior notes and warrants.

Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders is determined after allocating undistributed earnings to the convertible senior note holders. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares issuable assuming the (i) dilutive effect of outstanding restricted stock awards and restricted stock units, warrants and shares issuable under our employee stock purchase plan using the treasury stock method, and (ii) conversion of convertible senior notes.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations reconciled to basic and diluted per share amounts available to common stockholders:

	Three Months Ended July 31,
	2010	2009
	(in thousands, except per share amounts)
Basic net income per share
Numerator:
Net income	$13,925	$3,996
Less: undistributed earnings allocated to convertible senior note holders	(1,158)	(356)

Net income available to common stockholders	$12,767	$3,640
Denominator:
Basic weighted average common shares used in computing basic net income per share	46,329	43,193
Effect of participating convertible senior notes	(3,854)	(3,854)

Weighted average common shares outstanding using the two-class method	42,475	39,339

Basic income per share available to common stockholders	$0.30	$0.09

Diluted net income per share
Numerator:
Net income	$13,925	$3,996
Less: undistributed earnings allocated to convertible senior note holders	(1,126)	(345)

Net income available to common stockholders	$12,799	$3,651
Denominator:
Basic weighted average common shares used in computing basic net income per share	46,329	43,193
Add: Weighted average employee stock options	903	854
Add: Other weighted average dilutive potential common stock	418	547

Weighted average common shares used in computing diluted net income per share	47,650	44,594
Effect of participating convertible senior notes	(3,854)	(3,854)

Weighted average common shares outstanding using the two-class method	43,796	40,740

Diluted income per share available to common stockholders	$0.29	$0.09

For the three months ended July 31, 2010 and 2009, outstanding stock options and restricted stock awards and restricted stock units covering an aggregate of 2.0 million shares and 5.5 million shares, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive because their exercise prices were greater than or equal to the average market price of the common shares during the respective periods.

Warrants to purchase 385,356 shares of our common stock were outstanding at July 31, 2010 and 2009. The warrants were included in the computation of the diluted net income per share for the three months ended July 31, 2010 because the exercise price of the warrants was less than the average market price of our common stock during the period. The warrants were not included in the computation of diluted net income per share for the three months ended July 31, 2009 because the exercise price of the warrants was greater than the average market price of our common stock during the period; therefore, their inclusion would have been anti-dilutive.

Note 3. Acquisitions

Fiscal 2010 Acquisition

S7

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7, an IT research and development outsourcing firm based in Bangalore, India. We acquired an additional 8.4% of the outstanding shares of S7 in July 2010, and presently hold 92.9% of the outstanding shares of S7. We intend to acquire the remaining shares of S7 upon receipt of regulatory approval from the Reserve Bank of India. We acquired S7 to serve as the Company’s new development center in India and to provide expertise in software development, code migration and network security. We have included the operating results of S7 in our consolidated financial results since the January 25, 2010 acquisition date. The net income attributable to the 7.1% of outstanding shares of S7 that we do not presently hold (the “noncontrolling interest”) was not material to our consolidated operating results, and so it is not presented separately in the condensed consolidated statements of operations. Additionally, we have not presented pro forma results of operations relating to this acquisition because it is not material to our consolidated financial statements.

The total purchase price was $6.4 million in cash, consisting of $4.7 million for the shares acquired and $0.4 million of payable for the noncontrolling interest (which amounts include an allocation of $1.1 million for excess working capital remaining as of the closing date), and $1.3 million payable over the 30 months subsequent to the initial closing date. Under the stock purchase agreement, the selling shareholders will indemnify us for up to $1.3 million for damages caused by inaccuracies in, breaches or violations of or defaults under representations, warranties, covenants or agreements. Any such amounts may be withheld from the $1.3 million in remaining payments due under the purchase agreement. In allocating the purchase price based on estimated fair values, we recorded approximately $4.5 million of goodwill, $0.7 million of identifiable intangible assets for customer relationships and $1.2 million of net tangible assets. In connection with the acquisition, we recognized $0.1 million of transaction costs which were included in general and administrative expenses in our condensed consolidated statement of operations in the third quarter of fiscal 2010. In addition, we agreed to pay potential retention bonuses up to an aggregate amount of $2.0 million to certain S7 shareholders who were also employees. Payment of these bonuses is contingent upon the performance of post-acquisition services by those shareholders over the 30 months subsequent to the initial closing date. Accordingly, the potential bonus amounts are accrued as compensation expense over the assumed retention period. Our acquisition of S7 did not result in the creation of a new business segment.

Acquisition-related Intangible Assets

The fair value of the acquisition-related intangible assets was calculated considering market participant expectations and using an income approach with estimates and assumptions provided by S7 and our management. We used a discount rate reflective of the risk of the respective cash flows. The acquisition-related intangible assets consist of assumed customer contracts, which represent S7’s underlying relationships with its customers. The fair value assigned to customer relationships was $0.7 million, which is amortized on a straight-line basis over the expected useful life of 4 years, consistent with the number of periods of prospective cash flow and other benefits utilized to estimate the fair values of the assets.

Noncontrolling Interest

The Company classified the noncontrolling interest in S7 as a component of equity within the condensed consolidated balance sheet. Given the Company’s majority ownership interest in S7, the fair value of the noncontrolling interest has been recorded as the interest of the stockholders holding the noncontrolling interest in the fair value of the net assets and operations of S7.

Note 4. Goodwill and Identifiable Acquisition-Related Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill, which generally is not deductible for tax purposes, for the three months ended July 31, 2010.

Identifiable Acquisition-Related Intangible Assets

Our identifiable acquisition-related intangible assets are as follows (in thousands):

July 31, 2010	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(12,898)	$13,133
Core technology	5 years	2,929	(2,929)	—
Customer relationships	4-7 years	37,723	(16,854)	20,869
Trade name	2 years	400	(400)	—

Total		$67,083	$(33,081)	$34,002

April 30, 2010	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(11,730)	$14,301
Core technology	5 years	2,929	(2,929)	—
Customer relationships	4-7 years	37,723	(15,011)	22,712
Trade name	2 years	400	(380)	20

Total		$67,083	$(30,050)	$37,033

Amortization expense for our identifiable acquisition-related intangible assets for the three months ended July 31, 2010 and 2009 was allocated as follows:

	Three Months Ended July 31,
	2010	2009
	(in thousands)
Included in cost of net revenue	$1,188	$1,348
Included in operating expenses	1,843	1,821

Total	$3,031	$3,169

As of July 31, 2010, we had no identifiable acquisition-related intangible assets with indefinite lives. The weighted average remaining life of identifiable acquisition-related intangible assets was 2.8 years and 3.1 years as of July 31, 2010 and April 30, 2010, respectively.

Estimated amortization expense related to our identifiable acquisition-related intangible assets in future periods is as follows:

Year Ended April 30,	Amortization
(in thousands)
Remainder of 2011	$9,033
2012	11,956
2013	11,782
2014	1,231

$34,002

Note 5. Restructuring Activities

Fiscal 2010 Restructuring Plan

On November 3, 2009, we committed to a restructuring plan, which included a planned net reduction of approximately 10% of our headcount through the first quarter of fiscal 2011 and the closure of three facilities, including two research and development facilities located in Riga, Latvia, and South Plainfield, New Jersey (the “2010 Plan”). We consolidated our research and development work at three existing locations—Sunnyvale, California, Draper, Utah and Waterloo, Ontario, Canada—and opened a new location in Bangalore, India. The restructuring activities commenced on November 3, 2009, and were substantially complete by the end of the first quarter of fiscal 2011.

These actions were approved as part of our continuing effort to improve our profitability, to realign our research and development activity and resources, and to drive greater productivity throughout our organization.

Restructuring charges consist primarily of personnel-related severance costs, contract termination costs and stock-based compensation expenses. Stock-based compensation included in restructuring charges resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of employees under the 2010 Plan and pursuant to the terms of their separation agreements. The total estimated restructuring costs associated with the 2010 Plan are $12.7 million. Of the total restructuring charges, $10.8 million in charges relates to severance and related benefits for 265 employees and $1.9 million in charges relates to facility closures and consolidations. We have recorded $12.7 million of restructuring charges through the first quarter of fiscal 2011, including $0.1 million of stock-based compensation, and do not expect to incur any material charges in the future.

Summary of Restructuring Plan

The following table summarizes the activity related to the Company’s restructuring plan for the three months ended July 31, 2010:

(in thousands)	Balance, April 30, 2010	Charges to Expense	Cash Payments	Non-cash settlements and other adjustments	Balance, July 31, 2010
Fiscal 2010 Restructuring Plan
Severance	$989	$65	$(1,034)	$—	$20
Facilities	1,255	75	(1,233)	—	97

Total Restructuring Plan	$2,244	$140	$(2,267)	$—	$117

At July 31, 2010 and April 30, 2010, accrued restructuring was included in other current liabilities in our condensed consolidated balance sheets.

Note 6. Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. As of July 31, 2010, the Convertible Senior Notes were reported on our condensed consolidated balance sheet at $77.5 million, net of a discount of $2.5 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

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

Subject to certain exceptions, the holders of the Convertible Senior Notes, at their option, may require us to repurchase for cash all or a portion of the Convertible Senior Notes at a purchase price equal to 100% of the outstanding principal amount of the Convertible Senior Notes if our common stock is suspended from trading or ceases to be listed on an eligible market for a period of 5 consecutive trading days or for more than 15 trading days in any 365-day period.

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

Note 7. Consolidated Balance Sheet Data

Inventory

Inventory consisted of the following:

	July 31, 2010	April 30, 2010
	(in thousands)
Raw materials	$7,299	$3,573
Finished goods	3,100	2,437

Total	$10,399	$6,010

Other Current Liabilities

Other current liabilities consisted of the following:

	As of
	July 31, 2010	April 30, 2010
	(in thousands)
Professional and consulting fees	$381	$541
Accrued royalty	2,173	1,771
Warranty obligations	614	648
Sales and marketing costs	374	388
Inventory materials accrual	483	288
Accrued restructuring costs	117	2,244
Foreign income taxes payable	3,412	3,258
Other	3,591	3,783

Total other current liabilities	$11,145	$12,921

Deferred Revenue

Deferred revenue consisted of the following:

	As of
	July 31, 2010	April 30, 2010
	(in thousands)
Deferred product revenue, current	$1,304	$2,025
Deferred service revenue, current	105,209	102,025

Total deferred revenue, current	106,513	104,050
Deferred service revenue, non-current	53,379	50,172

Total deferred revenue	$159,892	$154,222

Note 8. Fair Value of Assets and Liabilities

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash

Our cash historically has been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. Our restricted cash is invested in time deposits with maturity dates consistent with the maturity dates of the letters of credit they collateralize. At July 31, 2010, our cash was invested in money market mutual funds and a money market savings account. The carrying amount of cash and cash equivalents and restricted cash reported on the balance sheet approximates its fair value. The fair values of cash equivalents are based upon quoted market prices.

Convertible Senior Notes

The carrying amount of the Convertible Senior Notes is net of discounts, primarily related to the associated Warrants. The fair value of the Convertible Senior Notes as of July 31, 2010 was determined based on an internal valuation model that utilized quoted market prices and interest rates for similar instruments, and is approximately $90.7 million. See Note 6 for further information regarding the Convertible Senior Notes and Warrants.

The estimated fair values of our financial instruments are as follows:

	As of
	July 31, 2010		April 30, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Assets:
Cash	$42,802	$42,802	$38,609	$38,609
Money market funds	219,803	219,803	198,724	198,724

	$262,605	$262,605	$237,333	$237,333

Reported as:
Assets:
Cash and cash equivalents		$261,574		$236,347
Long-term restricted cash		1,031		986

		$262,605		$237,333

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

Fair Value Measurements

Our financial instruments are valued using quoted prices in active markets. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of July 31, 2010 and April 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
July 31, 2010:
Money market funds (1)	$219,803	$—	$—	$219,803
April 30, 2010:
Money market funds (1)	$198,724	$—	$—	$198,724

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets as of July 31, 2010 and April 30, 2010.

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

During the first quarter of fiscal 2011, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination.

Note 9. Stock-based Compensation

The following table summarizes the stock-based compensation expense for stock options, our Employee Stock Purchase Plan (“ESPP”), restricted stock awards and restricted stock unit awards that we recorded in our condensed consolidated statements of operations for the three months ended July 31, 2010 and 2009:

	Three Months Ended July 31,
	2010	2009
	(in thousands)
Stock-based compensation expense:
Cost of net revenue: product	$134	$215
Cost of net revenue: service	220	375
Sales and marketing	1,332	1,687
Research and development	1,231	1,532
General and administrative	1,155	1,002

Total	$4,072	$4,811

We use the Black-Scholes option valuation model to calculate compensation expense. We estimate the expected term based on our historical experience of grants, exercise pattern and post-vesting cancellations. We considered our historical volatility over the expected term and implied volatility of traded stock options in developing our estimate of volatility.

For the three months ended July 31, 2010 and 2009, we used the following assumptions to estimate the fair value of options granted:

	Three Months Ended July 31,
	2010	2009
Risk-free interest rate	1.6%	2.2%
Dividend yield	—	—
Expected term (in years)	4.3	4.0
Volatility	55%	66%
Expected forfeitures	18.0%	14.0%

For the three months ended July 31, 2010 and 2009, we used the following assumptions to estimate the fair value of shares purchased under our ESPP:

	Three Months Ended July 31,
	2010	2009
Risk-free interest rate	0.2%	0.5%
Dividend yield	—	—
Expected term (in years)	0.5	0.5
Volatility	42%	80%

During the three months ended July 31, 2010, options to purchase 109,533 shares were exercised. As of July 31, 2010, there was approximately $19.2 million and $0.2 million of unrecognized stock-based compensation expense related to stock option grants and ESPP awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 2.7 years and 0.02 years, respectively.

The cost of awards of restricted stock and restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which generally is four years. During the first quarter of fiscal 2011, we awarded 389,853 restricted stock units and canceled 51,178 shares of restricted stock and 12,214 restricted stock units. As of July 31, 2010, we had approximately $2.0 million and $8.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to awards of restricted stock and restricted stock units, respectively, which we will recognize over the remaining weighted average vesting period of approximately 1.8 years and 3.6 years, respectively.

Note 10. Income Taxes

The provision for income taxes for the three months ended July 31, 2010 was $5.0 million compared with $0.4 million for the three months ended July 31, 2009. The provision primarily reflects current U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate and non-deductible stock-based compensation expense.

Our total gross unrecognized tax benefits as of July 31, 2010 and April 30, 2010 were $36.7 million and $33.9 million, respectively. The increase was primarily related to uncertainties with respect to the taxation of cross-border arrangements within the group that were recorded in the period. Included in our gross unrecognized tax benefits as of July 31, 2010 are approximately $34.6 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $1.5 million as of July 31, 2010, including approximately $0.1 million charged to provision for income taxes for the three months ended July 31, 2010.

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

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements or other contractual arrangements with current and former executive officers and directors of our company and of certain of our subsidiaries, which contain provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We were required to indemnify certain current and former officers and directors and other employees for their attorneys’ fees and related expenses incurred in connection with the regulatory investigations relating to our historical stock option granting practices, and expect to have indemnification obligations to certain current and former officers and directors and other employees in connection with the derivative litigation and internal investigations relating to our historical stock option granting practices.

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

Changes in our warranty obligations, which are included in other current liabilities in our condensed consolidated balance sheet for the three months ended July 31, 2010, were as follows (in thousands):

Warranty obligation at April 30, 2010	$648
Warranties issued during the period	614
Warranty costs incurred during the period	(648)

Warranty obligation at July 31, 2010	$614

Leases

We lease certain office facilities and office equipment under non-cancelable operating leases that expire at various dates through fiscal 2020. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and may contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

Rent expense was $2.4 million for the three months ended July 31, 2010 and $2.5 million for the three months ended July 31, 2009.

As of July 31, 2010, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
Remainder of 2011	$8,316
2012	9,397
2013	9,201
2014	8,178
2015	7,551
Thereafter	5,760

Total future minimum lease payments, net	$48,403

Purchase Commitments and Other

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2011. As of July 31, 2010 our total purchase commitments for inventory were $7.1 million.

Note 12. Litigation

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

The Court in the state action has stayed that action pending a case management conference presently scheduled for September 10, 2010, and the Court in the federal action has stayed that action pending a case management conference presently scheduled for September 3, 2010.

The parties to the derivative actions entered into a memorandum of understanding to settle the actions (the “MOU”), effective August 17, 2010. The MOU contemplates that the parties will enter into a stipulation of settlement, subject to customary conditions, including court approval. Should court approval not be obtained the MOU will be of no force and effect. As part of the settlement, the Company agrees that it has adopted or will adopt certain corporate governance practices within 60 days of final court approval of the settlement. As part of the settlement, certain individual named defendants (none of whom are current directors or officers of the Company) and the insurance carriers for all of the individual named defendants will pay the Company a total of $4,164,208. In addition, in connection with the settlement and as provided in the MOU, the Company will issue shares of the Company’s common stock valued at $1.775 million to plaintiffs’ counsel and Ernst & Young LLP will pay $225,000 in cash to plaintiffs’ counsel to compensate for attorneys’ fees and expenses incurred in connection with the actions.

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

Net revenue is attributed to three geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area:

	Three months ended July 31,
	2010		2009
	$	%	$	%
	(dollars in thousands)
Americas (1)	$54,612	44.6%	$53,305	46.0%
EMEA (2)	42,207	34.4	41,753	36.0
APAC (3)	25,661	21.0	20,931	18.0

Total net revenue	$122,480	100.0%	$115,989	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category:

	Three months ended July 31,
	2010		2009
	$	%	$	%
	(dollars in thousands)
Product	$75,568	61.7%	$73,692	63.5%
Service	46,912	38.3	42,297	36.5

Total net revenue	$122,480	100.0%	$115,989	100.0%

At July 31, 2010, substantially all of our long-lived assets were located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: plans to develop and offer new products and services and enter new markets; expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues, gross margins and income tax provisions; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and profit contributions from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

During fiscal 2010, we also focused on improving our operational efficiency and cost structure, and we are continuing these efforts in fiscal 2011.We measure the success of these efforts in substantial part by our operating margin and cash flow from operations. As discussed below, we saw improvement in both of these financial metrics during the first quarter of fiscal 2011, both sequentially and year-over-year. While we were successful in increasing operating profitability in the first quarter of fiscal 2011, many factors can impact our future performance and profitability, including the global economic environment, seasonality and our ability to balance those activities that are necessary to drive future growth while controlling current operating costs. As well, we believe that continued growth of our net revenue will be a key factor in future increases in our profitability and, as discussed below, we have experienced some recent revenue challenges, particularly in our EMEA geographical region, but are engaged in various activities designed to improve our EMEA sales performance and to increase the sales of our products and increase our net revenue generally.

At the end of the fourth quarter of fiscal 2010, we experienced difficulty in closing sales transactions in our EMEA region, which typically accounts for over 35% of our net revenue. This difficulty continued in the first quarter of fiscal 2011 and we expect to see continued difficulties in this region, particularly in Europe, for the immediate future. We initially believed that the difficulty may have principally resulted from macroeconomic challenges in Europe. During the first quarter of fiscal 2011, however, we determined that our sales practices in Europe also were substantial contributing factors to our difficulty in making sales in that region. In particular, our European sales efforts were largely focused on making sales through our distributors, rather than using the mixed sales strategies adopted in our other regions that address the needs of our diverse customer base and the variety of our product offerings. As well, our sales efforts in Europe were largely focused on making sales of our Secure Web Gateway solution to large enterprise customers, which made our revenue in that region particularly susceptible to changes in the demand for security products by large enterprises in Europe. We are taking steps to address the structure and leadership of our EMEA sales organization, but believe it may take several quarters to effect all of the necessary changes and increase the sales pipeline such that revenue from our EMEA region again accounts for its historic share of our net revenue.

Although we intend to continue to focus on our operational efficiency, cost structure and profitability during this fiscal year, we also are selectively investing in activities that we believe will drive growth of our business. We presently are focused on growing our business through the following initiatives:

•

Increasing and leveraging sales of our Secure Web Gateway products to large enterprises through adding new customers, upgrading existing customers by offering enhanced functionality (including functionality necessary to control and manage Web 2.0 and social networking traffic), and making sales of complementary products, such as our PacketShaper, ProxyAV, WebFilter and ProxyDLP products;

•	Increasing sales of our WAN Optimization products to those end user customers seeking acceleration of e-mail and storage, through product enhancements and targeted demand generation activities;

•

Developing and selling products in adjacent markets, such as to the telecommunications carrier market, using our CacheFlow platform, and to the mid-market for Secure Web Gateway products, using existing Secure Web Gateway products and tailoring their functionality for a smaller enterprise; and

•

Developing and delivering a cloud-based services offering, initially directed at providing Secure Web Gateway services, particularly to mid-market customers and as part of a hybrid solution for large enterprises.

During the remainder of fiscal 2011, we intend to invest in these and other initiatives that we believe will enhance our growth and increase our market penetration.

We track many financial metrics as key measures of our business performance, including net revenue, operating margin, deferred revenue, cash flow from operations and cash position.

Net Revenue

Net revenue, which includes product and service revenue, increased to $122.5 million in the first quarter of fiscal 2011 from $116.0 million in the first quarter of fiscal 2010. Net product revenue in the first quarter of fiscal 2011 was $75.6 million, a $1.9 million increase compared with the first quarter of fiscal 2010, due to an increased demand for our products in APAC, however this increase was offset by a decline in product revenue in other geographies, primarily EMEA, which we believe primarily resulted from EMEA sales execution challenges combined with the continuing difficult economic conditions in Europe. Net product revenue primarily consists of revenue from sales of our ProxySG and PacketShaper appliances and licenses to our WebFilter product. We recognized $46.9 million in service revenue in the first quarter of fiscal 2011, a $4.6 million increase compared with the first quarter of fiscal 2010. The increase in service revenue was driven primarily by an increase in revenue from new and renewal service contracts as well as an increase in consulting revenue. The increase in consulting revenue was driven by an arrangement that will be completed by the end of the second quarter of fiscal 2011. We do not expect consulting revenue to continue at this level after the completion of this contract.

Operating Margin

Our operating income increased by $14.8 million to $19.3 million in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. This increase was attributable to an increase in net revenue discussed above, an increase in our gross profit margin from 72.8% in the first quarter of fiscal 2010 to 78.5% in the first quarter of fiscal 2011, and a decrease in operating expenses of $3.1 million in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. The decrease in operating expenses was primarily driven by lower personnel-related and legal costs. The year-over-year gross margin increase resulted from a decreased impact from the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of net revenue and service revenue by $2.3 million in total in the first quarter of fiscal 2010 compared with a negative impact of $0.3 million in total in the first quarter of fiscal 2011. At July 31, 2010, $0.5 million of the fair value write-down on Packeteer’s deferred service revenue remained to be recognized and the fair value write-up of Packeteer inventory was fully recognized. Excluding the fair value purchase accounting impact on gross profit in these two fiscal periods, gross profit margin in fiscal 2011 would have been approximately 431 basis points higher than that in fiscal 2010, primarily as a result of higher gross margins associated with our high-end ProxySG appliance and higher service gross margins associated with the improved efficiency of our worldwide support delivery model.

Operating expenses consist of sales and marketing expenses, research and development expenses, general and administrative expenses, amortization of acquisition-related intangible assets and restructuring charges. Personnel-related costs, including stock-based compensation, are the primary driver of the operating expenses in each functional area. As of July 31, 2010 and 2009 we had 1,305 and 1,498 full-time equivalent employees, respectively.

Deferred Revenue

Net deferred revenue was $159.9 million at July 31, 2010 compared with $154.2 million at April 30, 2010. The increase was primarily due to an increase in the sales of renewal service contracts to our customers, including an increase in long-term service contracts sold with our appliances.

Cash Flow from Operations and Cash Position

For the first three months of fiscal 2011, we generated cash flow from operations of $28.6 million compared with $10.6 million generated for the same period in fiscal 2010. The increase in operating cash flow in fiscal 2011 was primarily driven by higher net income after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, as well as an increase in working capital sources of cash from higher accounts payable, accrued expenses and deferred revenue balances, partially offset by working capital uses of cash from higher accounts receivable and inventory balances at July 31, 2010. Our cash and cash equivalents and restricted cash were $262.6 million at July 31, 2010 compared with $237.3 million at April 30, 2010. The overall increase in our cash and cash equivalents balance was primarily due to higher cash generated by operations.

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

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove from the scope of industry-specific software revenue recognition guidance any tangible products containing software components and non-software components that operate together to deliver the product’s essential functionality. In addition, the FASB amended the accounting standards for certain multiple element revenue arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE or TPE is available; and

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

Although the amended standards were not required to be adopted by us until May 1, 2011, the beginning of our fiscal year 2012, we elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal 2011 on a prospective basis for transactions entered into or materially modified after April 30, 2010.

The majority of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables and are no longer accounted for under the industry-specific software revenue recognition guidance.

Our product revenue also includes stand-alone software products. Stand-alone software may operate on our hardware appliances, but is not considered essential to the functionality of the hardware and continues to be subject to the industry-specific software revenue recognition guidance, which remains unchanged. This includes the use of the residual method. Certain of our stand-alone software when sold with our appliances is considered essential to its functionality and as a result is no longer accounted for under industry-specific software revenue recognition guidance; however, this same software when sold separately is accounted for under the industry-specific software revenue recognition guidance.

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

We operate a multiple tier channel distribution model that includes both distributors and value-added resellers. In most cases, we sell our products to distributors, who in turn sell to value-added resellers and ultimately end users. In these cases, we ship our products from our fulfillment centers to value-added resellers who provide configuration services for end users. In some cases, we sell directly to value-added resellers, who in turn sell to end users. In these cases, we ship our products from our fulfillment centers directly to end users. We do not accept orders from distributors or value-added resellers when we are aware that they do not have an order from an end user. Additionally, we provide unspecified software upgrades for most of our products, on a when-and-if available basis, through post contract customer support (“maintenance”) contracts.

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is probable. We define each of those four criteria as follows:

Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a distributor or value-added reseller agreement and, in limited cases, an end user agreement.

Delivery or performance has occurred. We use shipping and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance. We do not recognize product revenue until transfer of title and risk of loss, which generally is upon shipment to distributors, value-added resellers or end users as our customers do not carry stock and therefore do not have stock rotation rights. We generally do not have significant obligations for future performance, such as rights of return or pricing credits, associated with our sales.

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

We enter into multiple element revenue arrangements in which a customer may purchase a combination of hardware, software, hardware and software upgrades, hardware and software maintenance, and professional services.

For transactions entered into prior to our adoption of the amended revenue standards in the first quarter of fiscal 2011, we allocated revenues for arrangements with multiple elements, such as appliances, maintenance or software, to each element using the residual method. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements, provided VSOE of fair value exists for all undelivered elements. If evidence of the fair value of one or more undelivered elements does not exist, all revenue generally is deferred and recognized at the earlier of delivery of those elements or establishment of fair value for the remaining undelivered elements. When VSOE of fair value cannot be determined for any undelivered maintenance, subscription or service element, revenue for the entire arrangement is recognized ratably over the maintenance, subscription or service period.

For transactions entered into subsequent to the adoption of the amended revenue recognition standards that are multiple element arrangements, we allocate the arrangement fee to each element based upon the relative selling price of such element and, if software and software-related (e.g. maintenance for the software element) elements are also included in the arrangement, we allocate the arrangement fee to each of those software and software-related elements as a group based upon our BESP for those elements. After such allocation is made, the amount of the arrangement fee allocated to the software and software-related elements is accounted for using the residual method. When applying the relative selling price method, we determine the selling price for each element using VSOE of selling price, if it exists, or if not, TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, we use our BESP for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.

Consistent with our methodology under previous accounting guidance, we determine VSOE for each element based on historical stand-alone sales to third parties.

VSOE of fair value is based on the price charged when the element is sold separately. We analyze our stand-alone hardware and software maintenance renewals by stratification of sales channel and service offering. We determine the VSOE of fair value for hardware and software maintenance by analyzing our stand-alone maintenance renewals and noting that a substantial majority of transactions fall within a narrow range for each stratum. In limited cases, VSOE of fair value has been based on management determined prices.

We typically are not able to determine TPE for our products maintenance or professional services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, our go-to-market strategy differs from that of our peers and we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When we are unable to establish the selling price of an element using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, historical pricing practices by geography, customer class and distribution channel, and gross margin objectives.

For our hardware and software elements, we allocate the arrangement consideration based on the relative selling price of the element. For these elements, we use BESP as our selling price. For our hardware and software maintenance and professional services, we generally use VSOE as our selling price. When we are unable to establish selling price using VSOE for our hardware and software maintenance and professional services, we use BESP in our allocation of arrangement consideration.

We regularly review VSOE and BESP and maintain internal controls over the establishment and updates of these estimates. There was no material impact during the quarter from changes in either VSOE or BESP.

The impact from the adoption of the amended revenue recognition rules to total revenue, net income, and deferred revenue was not material. Total net revenue as reported for the quarter ended July 31, 2010 was $122.5 million compared with $121.5 million of total net revenue that would have been reported during the quarter under our revenue recognition policies in effect prior to the beginning of fiscal 2011. The new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenue in periods after initial adoption, although the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period. However, we expect that this new accounting guidance will facilitate our efforts to optimize the sales and marketing of our offerings due to better alignment between the economics of an arrangement and the accounting for that arrangement. This may lead us to engage in new go-to-market practices. In particular, we expect that the new accounting standards will enable us to better combine products and services for which VSOE does not exist with other offerings and solutions. As these go-to-market strategies evolve, we may modify our pricing practices, which could result in changes in the relative selling prices of our elements, including both VSOE and BESP. As a result, the timing of revenue recognition on our future multiple element arrangements could differ materially from the recognition in the current period. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized with respect to the arrangement. We currently are unable to determine the impact that the newly adopted accounting principles could have on the timing of our revenue as these go-to-market strategies evolve.

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

Stock-Based Compensation

Effective May 1, 2006, we adopted the fair value recognition provisions of Accounting Standards Codification (“ASC”) No. 718, Compensation—Stock Compensation, (“ASC 718,” formerly FASB Statement No. 123(R)) using the modified prospective transition method. Under that transition method, compensation expense recognized beginning on that date include: (a) compensation expense for all unvested share-based payments granted prior to May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement 123; and (b) compensation expense for all share-based payments granted on or after May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. We use the Black-Scholes option valuation model to calculate compensation expense.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected term of options, the price volatility of the stock underlying such options, the risk-free interest rate, and the dividend yield. We are required to estimate the stock awards that we ultimately expect to vest and to reduce compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. To the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest.

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

We perform goodwill impairment tests annually during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2010 and concluded that no impairment existed at April 30, 2010. For the first three months of fiscal 2011, there have been no significant events or changes in circumstances that affect our valuation of goodwill.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,
	2010	2009
Net revenue:
Product	61.7%	63.5%
Service	38.3%	36.5%

Total net revenue	100.0%	100.0%
Cost of net revenue:
Product	13.0%	16.8%
Service	8.5%	10.4%

Total cost of net revenue	21.5%	27.2%
Gross profit	78.5%	72.8%
Operating expenses:
Sales and marketing	36.5%	39.3%
Research and development	16.2%	17.1%
General and administrative	8.4%	10.9%
Amortization of intangible assets	1.5%	1.6%
Restructuring	0.1%	—

Total operating expenses	62.7%	68.9%

Operating income	15.8%	3.9%
Interest income	0.1%	0.1%
Interest expense	(0.2)%	(0.2)%
Other expense, net	(0.3)%	0.0%

Income before income taxes	15.4%	3.8%
Provision for income taxes	4.1%	0.3%

Net income	11.3%	3.5%

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

The following is a summary of net revenue and the changes in net revenue:

	Three Months Ended July 31,
	2010	2009
	(dollars in thousands)
Total net revenue	$122,480	$115,989
Change from same period prior year ($)	$6,491	$13,486
Change from same period prior year (%)	5.6%	13.2%

Quarter Ended July 31, 2010 compared with Quarter Ended July 31, 2009: Net revenue, which includes product and service revenue, increased $6.5 million, or 5.6%, in the first quarter of fiscal 2011 compared with the same period in fiscal 2010. Net product revenue in the first quarter of fiscal 2011 was $75.6 million, a $1.9 million increase compared with the same period in fiscal 2010, due to an increased demand for our products in APAC, however this increase was offset by a decline in product revenue in other geographies, primarily EMEA, which we believe primarily resulted from EMEA sales execution challenges combined with the continuing difficult economic conditions in Europe. Net service revenue in the first quarter of fiscal 2011 was $46.9 million, a $4.6 million increase compared with the same period in fiscal 2010. The increase in service revenue was the result of sales of new service contracts sold with our appliance, continued growth in our installed base and the resulting increase in revenue from renewal service contracts, and an increase in consulting revenue. The increase in consulting revenue was driven by an arrangement that will be completed by the end of the second quarter of fiscal 2011. We do not expect consulting revenue to continue at this level after the completion of this contract.

The following is a summary of net revenue by geographic area:

	Three months ended July 31,
	2010		2009
	$	%	$	%
	(dollars in thousands)
Americas (1)	$54,612	44.6%	$53,305	46.0%
EMEA (2)	42,207	34.4	41,753	36.0
APAC (3)	25,661	21.0	20,931	18.0

Total net revenue	$122,480	100.0%	$115,989	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

Revenues from sales to customers outside of the Americas are a significant part of our revenue mix. Since all of our sales are currently invoiced in U.S. dollars, a change in the value of the dollar relative to foreign currencies could affect the demand for our products and therefore impact our revenues in foreign markets. For the three months ended July 31, 2010 and 2009, approximately 55.4% and 54.0%, respectively, of our total net revenue was derived from customers outside of the Americas.

Net revenue in the Americas increased $1.3 million in the first quarter of fiscal 2011, up 2.5% from the same period in fiscal 2010. This increase was driven by a $2.0 million increase in service revenue driven primarily by an increase of $1.3 million in consulting revenue, as well as an increase in revenue from both new and renewal service contracts. The increase in consulting revenue was driven by an arrangement that will be completed by the end of the second quarter of fiscal 2011. We do not expect consulting revenue to continue at this level after the completion of this contract. The increase in service revenue was partially offset by a decrease in product revenue by $0.7 million resulting primarily from a decrease in shipments of our PacketShaper appliances.

Net revenue in EMEA increased $0.5 million in the first quarter of fiscal 2011, up 1.1% from the same period in fiscal 2010. This increase was driven by a $2.0 million increase in service revenue from both new and renewal service contracts, partially offset by a decrease in product revenue of $1.5 million. The decline in product revenue resulted primarily from a decrease in shipments of our ProxySG and PacketShaper appliances partially offset by sales of our new CacheFlow appliance.

Net revenue in APAC increased $4.7 million in the first quarter of fiscal 2011, up 22.6% from the same period in fiscal 2010. This increase was primarily driven by a $4.1 million increase in product revenue resulting from an increase in shipments of our ProxySG, CacheFlow and PacketShaper appliances and a $0.6 million increase in service revenue due to an increase in revenue from both new and renewal service contracts.

Gross Profit

The following is a summary of gross profit:

	Three Months Ended July 31,
	2010	2009
	(dollars in thousands)
Gross profit	$96,128	$84,469
Gross profit margin	78.5%	72.8%

Quarter Ended July 31, 2010 compared with Quarter Ended July 31, 2009: Gross profit increased $11.7 million, or 13.8%, in the first quarter of fiscal 2011 compared with the same period of fiscal 2010, as a result of an increase in net revenue and related gross profit margin. Gross profit margin in the first quarter of fiscal 2011 increased to 78.5% from 72.8% in the first quarter of fiscal 2010, primarily as a result of higher gross margins associated with our high-end ProxySG appliance, higher service gross margins associated with the improved efficiency of our worldwide support delivery model and a decreased impact from the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of product revenue and net service revenue by $2.3 million for the first quarter of fiscal 2010 compared with a negative impact of $0.3 million for the same period in fiscal 2011. Excluding the fair value purchase accounting impact on gross profit in these two fiscal periods, gross profit margin in the first quarter of fiscal 2011 would have been approximately 431 basis points higher than that of the same period in fiscal 2010, primarily as a result of higher product and service gross margins associated with our high-end ProxySG appliance and higher service gross margins associated with the improved efficiency of our worldwide support delivery model.

Sales and Marketing

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. The following is a summary of sales and marketing expense:

	Three Months Ended July 31,
	2010	2009
	(dollars in thousands)
Sales and marketing	$44,655	$45,576
Sales and marketing as a percentage of net revenue	36.5%	39.3%

Quarter Ended July 31, 2010 compared with Quarter Ended July 31, 2009: Sales and marketing expense decreased $0.9 million, or 2.0%, in the first quarter of fiscal 2011 compared with the same period in fiscal 2010. The decrease in sales and marketing expense was primarily attributable to a $1.0 million decrease in salaries and benefits as a result of lower headcount during the current fiscal year compared with the prior fiscal year, including commission payments. Sales and marketing headcount was 515 at July 31, 2010 compared with 550 at July 31, 2009.

We currently expect sales and marketing expense during the remainder of fiscal 2011 to increase in absolute dollars, as a consequence of increases in our quota-carrying sales force.

Research and Development

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs. The following is a summary of research and development expense:

	Three Months Ended July 31,
	2010	2009
	(dollars in thousands)
Research and development	$19,855	$19,836
Research and development as a percentage of net revenue	16.2%	17.1%

Quarter Ended July 31, 2010 compared with Quarter Ended July 31, 2009: Research and development expense was flat in the first quarter of fiscal 2011 compared with the same period in fiscal 2010. Research and development expense decreased by approximately $1.2 million due to decreased personnel-related charges as a result of lower headcount during the current fiscal year compared with the prior fiscal year related to the departure of transition employees associated with the Fiscal 2010 restructuring plan, offset by increases in investments in new and ongoing research and development projects. Research and development headcount was 346 at July 31, 2010 compared with 438 at July 31, 2009.

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

General and Administrative

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses. The following is a summary of general and administrative expense:

	Three Months Ended July 31,
	2010	2009
	(dollars in thousands)
General and administrative	$10,343	$12,716
General and administrative as a percentage of net revenue	8.4%	10.9%

Quarter Ended July 31, 2010 compared with Quarter Ended July 31, 2009: General and administrative expense decreased $2.4 million, or 18.7%, in the first quarter of fiscal 2011 compared with the same period in fiscal 2010. The decrease was primarily due to a decrease in legal expenses and professional services fees. General and administrative headcount was 183 at July 31, 2010 compared with 195 at July 31, 2009.

Amortization of Intangible Assets

Amortization expense for our intangible assets for the three months ended July 31, 2010 and 2009 was allocated as follows:

	Three Months Ended July 31,
	2010	2009
	(in thousands)
Included in cost of net revenue	$1,188	$1,348
Included in operating expenses	1,843	1,821

Total	$3,031	$3,169

The acquisition-related intangible assets associated with our acquisition of S7 consist of assumed customer contracts, which represent S7’s underlying relationships with its customers. The fair value assigned to customer relationships was $0.7 million, which is amortized on a straight-line basis over the expected useful life of 4 years, consistent with the number of periods of prospective cash flow utilized to estimate the fair value of the assets.

For the three months ended July 31, 2010 and 2009, the amortization of intangible assets was related to our acquisitions of S7, Packeteer, Inc., certain assets of the NetCache business from Network Appliance, Permeo, Inc., Cerberian, Inc. and Ositis Software, Inc. The amortization of developed technology and trade name is charged to cost of net revenue, while the amortization of customer relationships is charged to operating expense. Our core technology intangible assets prior to being fully amortized were also charged to cost of net revenue. We amortize customer relationships, developed technology and trade name on a straight-line basis over their weighted average expected useful lives of 5, 5, and 2 years, respectively. Total amortization expense for our identifiable intangible assets for the three months ended July 31, 2010 and 2009 was $3.0 million and $3.2 million, respectively. Amortization expense related to our identifiable intangible assets for the remainder of fiscal 2011 is expected to be $9.0 million.

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

	Three Months Ended July 31,
	2010	2009
	(dollars in thousands)
Restructuring charges	$140	$—
Restructuring charges as a percentage of net revenue	0.1%	—%

Restructuring expenses in the first quarter of fiscal 2011 consisted of expenses associated with the Fiscal 2010 Restructuring Plan committed to and initiated in the third quarter of fiscal 2010, which included a planned net reduction of approximately 10% of our current headcount and the closure of three facilities in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2010 Plan are $12.7 million. Of the total restructuring charges, $10.8 million in charges relates to severance and related benefits for 265 employees and $1.9 million in charges relates to facility closures and consolidations. We have recorded $12.7 million of restructuring charges through the first quarter of fiscal 2011, including $0.1 million of stock-based compensation, and do not expect to incur any material charges in the future.

Interest Income, Interest Expense and Other Expense, Net

Interest income consists of interest income earned on our cash and marketable securities. Our cash historically has been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. At July 31, 2010, our cash was invested in money market mutual funds and a money market savings account. Interest expense primarily relates to amortization of the fair value of warrants and a beneficial conversion feature associated with our convertible senior notes. Other expense, net, consists primarily of foreign currency exchange gains or losses, and non-recurring gains or losses realized outside our normal course of business. The following is a summary of interest income, interest expense and other expense, net:

	Three Months Ended July 31,
	2010	2009
	(dollars in thousands)
Interest income	$164	$101
Interest expense	$(224)	$(228)
Other expense, net	$(323)	$(16)

Quarter Ended July 31, 2010 compared with Quarter Ended July 31, 2009: Interest income increased in the first quarter of fiscal 2011 compared with the same period of fiscal 2010 as a result of interest paid on our higher cash balances. Interest expense was essentially flat in the first quarter of fiscal 2011 compared with the same period in fiscal 2010 and related to the amortization of the fair value of warrants and a beneficial conversion feature associated with our Convertible Senior Notes (as defined in “Liquidity and Capital Resources”). Other expense, net, increased in the first quarter of fiscal 2011 compared with the same period in fiscal 2010, because of an increase in foreign exchange losses in the current period as compared with the prior year.

Provision for Income Taxes

The following is a summary of provision for income taxes:

	Three Months Ended July 31,
	2010	2009
	(dollars in thousands)
Provision for income taxes	$4,984	$381

The provision for income taxes primarily reflects current and deferred U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The provision for income taxes for the three months ended July 31, 2010 was $5.0 million compared with $0.4 million for the three months ended July 31, 2009.

Our total gross unrecognized tax benefits as of July 31, 2010 and April 30, 2010 were $36.7 million and $33.9 million, respectively. The increase is primarily related to uncertainties with respect to the taxation of cross-border arrangements within the group that were recorded in the period. Included in our gross unrecognized tax benefits as of July 31, 2010 is approximately $34.6 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $1.5 million as of July 31, 2010, including approximately $0.1 million charged to provision for income taxes for the three months ended July 31, 2010.

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

Acquisitions

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7, an IT research and development outsourcing firm based in Bangalore, India. We acquired an additional 8.4% of the outstanding shares of S7 in July 2010, and presently hold 92.9% of the outstanding shares of S7. We intend to acquire the remaining shares of S7 upon receipt of regulatory approval from the Reserve Bank of India. We acquired S7 to serve as the Company’s new development center in India and to provide expertise in software development, code migration and network security. The total purchase price was $6.4 million in cash, consisting of $4.7 million for the shares acquired and $0.4 million of payable for the noncontrolling interest (which amounts include an allocation of $1.1 million for excess working capital remaining as of the closing date), and $1.3 million payable over the 30 months subsequent to the initial closing date. Under the stock purchase agreement, the selling shareholders will indemnify us for up to $1.3 million for damages caused by inaccuracies in, breaches or violations of or defaults under representations, warranties, covenants or agreements. Any such amounts may be withheld from the $1.3 million in remaining payments due under the purchase agreement. In allocating the purchase price based on estimated fair values, we recorded approximately $4.5 million of goodwill, $0.7 million of identifiable intangible assets for customer relationships and $1.2 million of net tangible assets. In connection with the acquisition, we recognized $0.1 million of transaction costs which were included in general and administrative expenses in our condensed consolidated statement of operations. In addition, we agreed to pay potential retention bonuses up to an aggregate amount of $2.0 million to certain S7 shareholders who were also employees. Payment of these bonuses is contingent upon the performance of post-acquisition services by those shareholders over the 30 months subsequent to the initial closing date. Accordingly, the potential bonus amounts will be accrued as compensation expense over the assumed retention period. Our acquisition of S7 did not result in the creation of a new business segment.

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

As of July 31, 2010, we had cash and cash equivalents of $261.6 million and restricted cash of $1.0 million. We believe our existing cash and cash equivalents and anticipated cash from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may seek to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of other business opportunities as they arise.

The following summarizes cash and cash equivalents and restricted cash:

	As of July 31, 2010	As of April 30, 2010
	(dollars in thousands)
Cash and cash equivalents	$261,574	$236,347
Restricted cash	1,031	986

Total cash and cash equivalents and restricted cash	$262,605	$237,333

Percentage of total assets	36.0%	34.0%

Cash Flows

	Three Months Ended July 31,
	2010	2009
	(in thousands)
Cash provided by operating activities	$28,551	$10,569
Cash used in investing activities	(4,071)	(4,741)
Cash provided by financing activities	747	1,744

Net increase in cash and cash equivalents	$25,227	$7,572

Cash Flows from Operating Activities: Our largest source of operating cash is cash collected from our customers who purchase our products and services. Our primary uses of cash from operating activities are for personnel-related costs, product costs, and facility costs.

Net cash provided by operating activities was $28.6 million for the first three months of fiscal 2011 compared with $10.6 million in the same period of fiscal 2010. In the first quarter of fiscal 2011, we had significantly higher net income after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, as well as an increase in working capital sources of cash from higher accounts payable, accrued expenses and deferred revenue balances, partially offset by working capital uses of cash from higher accounts receivable and inventory balances at July 31, 2010. Accounts payable increased primarily as a result of timing of payments to vendors. The increase in deferred revenue was a result of an increase in both new and renewal service contracts, offset by the elimination of deferred revenue associated with channel inventory. Accrued liabilities increased primarily due to an increase in long-term income taxes payable as a result of our significantly higher net income in the current fiscal year as well as an increase related to current quarter employee stock purchase plan accruals, offset by decreases in accrued restructuring. These sources of cash were partially offset by working capital uses of cash, including an increase in the accounts receivable balance as reflected by our increase in days sales outstanding from 44 days at April 30, 2010 to 56 days at July 31, 2010 and an increase in inventory as a result of lower than expected shipments in the quarter.

Cash Flows from Investing Activities: The changes in cash flows from investing activities primarily related to acquisitions and purchases of property and equipment, and technology licenses.

Net cash used by investing activities was $4.1 million for the first three months of fiscal 2011 compared with $4.7 million in the same period of fiscal 2010. The net cash used by our investing activities in the first quarter of fiscal 2011 primarily consisted of purchases of property and equipment, and technology licenses and cash used to purchase an additional ownership interest in S7 for $0.4 million.

Cash Flows from Financing Activities: The changes in cash flows from financing activities primarily related to proceeds from issuances of common stock.

Net cash provided by financing activities was $0.7 million the first three months of fiscal 2011 compared with $1.7 million in the same period of fiscal 2010. The net cash provided by our financing activities in the first quarter of fiscal 2011 primarily consisted of the proceeds from the exercise of employee stock options, which were significantly lower compared with the same period of fiscal 2010. This decrease in option exercises was also coupled with an increase in net issuances of shares to satisfy our tax withholding obligations for vesting of restricted stock awards and restricted stock units compared with the same period in fiscal 2010.

Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. As of July 31, 2010, the Convertible Senior Notes were reported on our condensed consolidated balance sheet at $77.5 million, net of a discount of $2.5 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

Contractual Obligations

Leases

We lease certain office facilities and office equipment under non-cancelable operating leases that expire at various dates through 2020. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent holidays and improvement allowances, if applicable. Any assets purchased using a lessee improvement allowance are capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

As of July 31, 2010, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
Remainder of 2011	$8,316
2012	9,397
2013	9,201
2014	8,178
2015	7,551
Thereafter	5,760

Total future minimum lease payments, net	$48,403

Purchase Commitments and Other

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2011. As of July 31, 2010 our total purchase commitments for inventory were $7.1 million.

Off-Balance Sheet Arrangements

As of July 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

As of July 31, 2010, we did not have any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of July 31, 2010, we had cash and cash equivalents of $261.6 million and restricted cash of $1.0 million. These amounts were primarily held in money market funds. We maintain a conservative investment policy, which is intended to enhance the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates, given the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We primarily develop products in the United States and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Since all of our sales are currently invoiced and collected in U.S. dollars, a strengthening of the dollar could potentially make our products less price-competitive in foreign markets. As a significant portion of our net revenue and earnings are derived from international operations, this could adversely affect our net revenue and earnings. For the three months ended July 31, 2010, approximately 55.4% of our total net revenue was derived from customers outside of the Americas. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies, which to date have constituted an insignificant portion of our total operating expenses. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. The foreign currency translation risk associated with our international operations has been material in the past and could be material in the future.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered by investors before making an investment decision. Our business, financial condition and results of operations could be seriously harmed as a consequence of any of the following risks and uncertainties. The trading price of our common stock could decline due to any of these risks and uncertainties, and investors may lose all or part of their investment. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem less significant also may impair our business, financial condition and results of operations, or result in a decline in the trading price of our common stock.

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

A high percentage of our expenses, including those related to manufacturing overhead, service and maintenance, research and development, sales and marketing, and general and administrative functions are generally fixed in nature in the short term. As a result, if our net revenue is less than forecasted, such expenses cannot effectively be reduced to compensate for the revenue shortfall and our quarterly operating results will be adversely affected.

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

Substantially all of our revenue is generated through sales by our channel partners, which include distributors and value-added resellers. During fiscal 2010, approximately 98% of our revenue was generated through our channel partners, and 54% of our revenue was generated through 3 channel partners. During the first three months of fiscal 2011, approximately 99% of our revenue was generated through our channel partners, and 53% of our revenue was generated through 3 channel partners. We depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and to add new sales channel partners and effectively train and integrate them with our sales process. As well, our planned entry into new markets, such as cloud computing, potentially will require that we add new channel partners and educate and transition existing channel partners to effectively address these markets. If we are unsuccessful in those efforts, this will limit our ability to grow our business and our business, financial condition and results of operations will be adversely affected.

Our products are complex, and there can be no assurance that the sales training programs that are offered to our sales channel partners will always be effective. In addition, our sales channel partners may be unsuccessful in marketing, selling and supporting our products and services for reasons unrelated to training. Most of our sales channel partners do not have minimum purchase or resale requirements, and they may fail to devote adequate effort to sales of our products or may cease selling our products at any time. They may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of products competitive to ours. There is no assurance that we will retain these sales channel partners or that we will be able to secure additional or replacement sales channel partners in the future. The loss of one or more of our key sales channel partners in a given geographic area could harm our operating results within that area, as new sales channel partners typically require extensive training and take several months to achieve acceptable productivity.

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

The success of our business is predicated on our ability to create new products and technologies and to anticipate future market requirements and applicable industry standards. We presently are investing in several new product groups, including one targeted at carrier infrastructure products, one targeted at providing our Secure Web Gateway functionality as a cloud computing service, and one targeted at providing a Secure Web Gateway appliance for the mid-market enterprise customer. To accomplish these investments, we intend to continue to add personnel and other resources to our research and development function. We will likely recognize costs associated with these investments earlier than the anticipated benefits. If we do not achieve the anticipated benefits from these investments, or if the achievement of these benefits is delayed, our business, financial condition and results of operations may be adversely affected.

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

In the past, we have acquired other businesses, including our acquisitions of Packeteer, Inc. and Permeo Technologies, Inc., our acquisition of certain assets of the NetCache business from Network Appliance, Inc., and in fiscal 2010, our acquisition of a majority interest in S7, an IT research and development outsourcing firm located in Bangalore, India. It is likely we will acquire additional businesses or assets in the future. There is no guaranty that such acquisitions will yield the benefits we anticipate. The success of any acquisition is impacted by a number of factors, and may be subject to the following risks:

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

We currently have operations in a number of foreign countries. In fiscal 2010, 55.5% of our total net revenue was derived from customers outside of the Americas and during the first three months of fiscal 2011, 55.4% of our total revenue was derived from customers outside of the Americas; thus, our business is substantially dependent on economic conditions and IT spending in markets outside the Americas. As well, in fiscal 2010, we commenced moving certain of our research and development and other operations offshore to lower cost geographies. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

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

As of July 31, 2010, we had 116 issued U.S. patents, 69 pending U.S. patent applications (provisional and non-provisional), 3 foreign issued patents and 4 pending foreign patent applications. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us for the infringement.

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

Item 6. Exhibits

Number	Description

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Gordon C. Brooks
Gordon C. Brooks
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 27, 2010