Form 10-Q
period 2010-10-31
BLUE COAT SYSTEMS INC
filed 2010-11-29
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

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

There were 43,188,376 shares of the registrant’s Common Stock issued and outstanding as of November 22, 2010.

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

The forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause industry and market trends, or our actual results, level of activity, performance or achievements, to be materially different from any future trends, results, level of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks, uncertainties and other factors, see the “Risk Factors” section under Part II, Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update forward-looking statements to reflect new information or events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as may be required by applicable law.

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	October 31, 2010	April 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$288,774	$236,347
Accounts receivable, net of allowance of $0 and $235 as of October 31, 2010 and April 30, 2010, respectively	82,180	64,204
Inventory	10,798	6,010
Prepaid expenses and other current assets	11,792	15,526
Current portion of deferred income tax assets	10,969	10,980

Total current assets	404,513	333,067
Property and equipment, net	32,666	33,684
Restricted cash	1,031	986
Goodwill	242,611	242,611
Identifiable intangible assets, net	30,991	37,033
Non-current portion of deferred income tax assets	37,842	41,517
Other assets	6,499	7,140

Total assets	$756,153	$696,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,079	$15,000
Accrued payroll and related benefits	17,661	16,254
Deferred revenue	109,288	104,050
Other current liabilities	12,315	12,921

Total current liabilities	158,343	148,225
Deferred revenue, less current portion	53,600	50,172
Deferred rent, less current portion	6,108	6,427
Long-term income taxes payable	30,409	25,989
Other non-current liabilities	1,280	1,193
Convertible senior notes	77,689	77,241
Commitments and contingencies
Blue Coat stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 43,162 and 42,662 shares issued and outstanding at October 31, 2010 and April 30, 2010, respectively	3	3
Additional paid-in capital	1,248,434	1,231,032
Treasury stock, at cost; 442 and 397 shares held at October 31, 2010 and April 30, 2010, respectively	(4,035)	(3,035)
Accumulated deficit	(816,033)	(841,991)

Total Blue Coat stockholders’ equity	428,369	386,009
Noncontrolling interest	355	782

Total stockholders’ equity	428,724	386,791

Total liabilities and stockholders’ equity	$756,153	$696,038

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Net revenue:
Product	$73,127	$76,502	$148,695	$150,194
Service	47,920	43,934	94,832	86,231

Total net revenue	121,047	120,436	243,527	236,425
Cost of net revenue:
Product	15,284	19,261	31,248	38,744
Service	10,723	12,947	21,111	24,984

Total cost of net revenue	26,007	32,208	52,359	63,728
Gross profit	95,040	88,228	191,168	172,697
Operating expenses:
Sales and marketing	44,821	45,608	89,476	91,184
Research and development	20,948	19,568	40,803	39,404
General and administrative	10,715	11,176	21,058	23,892
Amortization of intangible assets	1,843	1,822	3,686	3,643
Restructuring	38	—	178	—

Total operating expenses	78,365	78,174	155,201	158,123

Operating income	16,675	10,054	35,967	14,574
Interest income	126	72	290	173
Interest expense	(223)	(227)	(447)	(455)
Other income (expense), net	158	155	(165)	139

Income before income taxes	16,736	10,054	35,645	14,431
Provision for income taxes	4,703	1,687	9,687	2,068

Net income	$12,033	$8,367	$25,958	$12,363

Net income per share:
Basic	$0.26	$0.19	$0.56	$0.28

Diluted	$0.25	$0.19	$0.55	$0.28

Weighted average shares used in computing net income per share:
Basic	46,712	43,777	46,520	43,485

Diluted	47,638	45,202	47,594	44,777

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2010	2009
Operating Activities
Net income	$25,958	$12,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,953	6,528
Amortization	6,836	6,923
Stock-based compensation	8,985	10,338
Deferred income taxes	3,686	—
Tax benefit of stock option deduction	523	235
Excess tax benefit from stock-based compensation	(521)	(792)
Loss on disposition of equipment	18	474
Changes in operating assets and liabilities:
Accounts receivable, net	(17,976)	1,484
Inventory	(4,788)	(1,169)
Prepaid expenses and other assets	4,029	(2,554)
Accounts payable	4,079	(5,025)
Accrued expenses and other liabilities	4,989	(2,070)
Deferred revenue	8,666	2,008

Net cash provided by operating activities	51,437	28,743
Investing Activities
Purchases of property and equipment, and technology licenses	(5,953)	(10,742)
Restricted cash	(45)	(112)
Acquisitions, net of cash acquired	(427)	—

Net cash used in investing activities	(6,425)	(10,854)
Financing Activities
Net proceeds from issuance of common stock	6,894	8,677
Excess tax benefit from stock-based compensation	521	792

Net cash provided by financing activities	7,415	9,469

Net increase in cash and cash equivalents	52,427	27,358
Cash and cash equivalents at beginning of period	236,347	114,163

Cash and cash equivalents at end of period	$288,774	$141,521

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Blue Coat Systems, Inc. and our subsidiaries, which, with the exception of S7 Software Solutions Pvt. Ltd. (“S7”), are each wholly owned. All inter-company balances and transactions have been eliminated. We record all acquisitions using the purchase method of accounting and, accordingly, include the acquired company’s results of operations in our consolidated results from the date of acquisition. The condensed consolidated financial statements include the accounts and operating results of S7 beginning January 25, 2010. We classify the noncontrolling interest held in S7 as a separate component of stockholders’ equity in our condensed consolidated balance sheets. The net income attributable to the noncontrolling interest for the three and six months ended October 31, 2010, respectively was not material to our consolidated operating results and, therefore, was not presented separately in the condensed consolidated statements of operations.

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

The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates, and such differences could be material to our consolidated financial condition and results of operations.

The functional currency of our domestic and foreign operations is the U.S. dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition and results of operations from local currencies into the functional currency, are included in other income (expense), net, in the accompanying condensed consolidated statements of operations.

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

For transactions entered into prior to our adoption of the amended revenue standards in the first quarter of fiscal 2011, we allocated revenue for arrangements with multiple elements, such as appliances, maintenance or software, to each element using the residual method. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements, provided VSOE of fair value exists for all undelivered elements. If evidence of the fair value of one or more undelivered elements does not exist, all revenue generally is deferred and recognized at the earlier of delivery of those elements or establishment of fair value for the remaining undelivered elements. When VSOE of fair value cannot be determined for any undelivered maintenance, subscription or service element, revenue for the entire arrangement is recognized ratably over the maintenance, subscription or service period.

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

The impact from the adoption of the amended revenue recognition rules to total revenue, net income, and deferred revenue was not material for the three and six months ended October 31, 2010. The new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenue in periods after initial adoption, although the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period.

Maintenance and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses recognized as incurred. Maintenance and subscription contracts usually have a term of one to three years. Unearned maintenance and subscription revenue is included in deferred revenue.

We recognize revenue from the sale of third party AntiVirus software net of royalties paid and classify this revenue as net service revenue in our condensed consolidated statements of operations.

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

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations reconciled to basic and diluted per share amounts available to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Basic net income per share
Numerator:
Net income	$12,033	$8,367	$25,958	$12,363
Less: undistributed earnings allocated to convertible senior note holders	(992)	(737)	(2,159)	(1,096)

Net income available to common stockholders	$11,041	$7,630	$23,799	$11,267
Denominator:
Basic weighted average common shares used in computing basic net income per share	46,712	43,777	46,520	43,485
Effect of participating convertible senior notes	(3,854)	(3,854)	(3,854)	(3,854)

Weighted average common shares outstanding using the two-class method	42,858	39,923	42,666	39,631

Basic income per share available to common stockholders	$0.26	$0.19	$0.56	$0.28

Diluted net income per share
Numerator:
Net income	$12,033	$8,367	$25,958	$12,363
Less: undistributed earnings allocated to convertible senior note holders	(973)	(713)	(2,102)	(1,064)

Net income available to common stockholders	$11,060	$7,654	$23,856	$11,299
Denominator:
Basic weighted average common shares used in computing basic net income per share	46,712	43,777	46,520	43,485
Add: Weighted average employee stock options	705	1,155	780	1,006
Add: Other weighted average dilutive potential common stock	221	270	294	286

Weighted average common shares used in computing diluted net income per share	47,638	45,202	47,594	44,777
Effect of participating convertible senior notes	(3,854)	(3,854)	(3,854)	(3,854)

Weighted average common share outstanding using the two-class method	43,784	41,348	43,740	40,923

Diluted income per share available to common stockholders	$0.25	$0.19	$0.55	$0.28

For the three and six months ended October 31, 2010, outstanding stock options and restricted stock awards and units covering an aggregate of 2.6 million shares and 2.2 million shares, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive under the treasury stock method.

For the three and six months ended October 31, 2009, outstanding stock options and restricted stock awards and units covering an aggregate of 4.5 million and 5.0 million shares, respectively were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive under the treasury stock method.

Warrants to purchase 385,356 shares of our common stock were outstanding at October 31, 2010 and 2009. The warrants were included in the computation of the diluted net income per share for the three months ended October 31, 2010 and 2009, respectively, and for the six months ended October 31, 2010 because the exercise price of the warrants was less than the average market price of our common stock during the period. The warrants were not included in the computation of diluted net income per share for the six months ended October 31, 2009 because the exercise price of the warrants was greater than the average market price of our common stock during the period; therefore, their inclusion would have been anti-dilutive.

Note 3. Acquisitions

Fiscal 2010 Acquisition

S7

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7, an IT research and development outsourcing firm based in Bangalore, India. We acquired an additional 8.4% of the outstanding shares of S7 in July 2010, and held 92.9% of the outstanding shares of S7 at October 31, 2010. We acquired S7 to serve as the Company’s new development center in India and to provide expertise in software development, code migration and network security. We have included the operating results of S7 in our consolidated financial results since the January 25, 2010 acquisition date. The net income attributable to the 7.1% of outstanding shares of S7 that we did not hold at October 31, 2010 (the “noncontrolling interest”) was not material to our consolidated operating results, and so it is not presented separately in the condensed consolidated statements of operations. Additionally, we have not presented pro forma results of operations relating to this acquisition because it is not material to our consolidated financial statements.

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

In November 2010, we obtained approval from the Reserve Bank of India to acquire the remaining 7.1% of the outstanding shares of S7, and the final share purchase was concluded on November 22, 2010.

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

Noncontrolling Interest

The Company classified the noncontrolling interest in S7 as a component of equity within the condensed consolidated balance sheet. Given the Company’s majority ownership interest in S7, the fair value of the noncontrolling interest has been recorded as the interest of the stockholders holding the noncontrolling interest in the fair value of the net assets and operations of S7 at October 31, 2010.

Note 4. Goodwill and Identifiable Acquisition-Related Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill, which generally is not deductible for tax purposes, for the six months ended October 31, 2010.

Identifiable Acquisition-Related Intangible Assets

Our identifiable acquisition-related intangible assets are as follows (in thousands):

October 31, 2010	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(14,066)	$11,965
Core technology	5 years	2,929	(2,929)	—
Customer relationships	4-7 years	37,723	(18,697)	19,026
Trade name	2 years	400	(400)	—

Total		$67,083	$(36,092)	$30,991

April 30, 2010	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(11,730)	$14,301
Core technology	5 years	2,929	(2,929)	—
Customer relationships	4-7 years	37,723	(15,011)	22,712
Trade name	2 years	400	(380)	20

Total		$67,083	$(30,050)	$37,033

Amortization expense for our identifiable acquisition-related intangible assets for the three and six months ended October 31, 2010 and 2009 was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)
Included in cost of net revenue	$1,168	$1,347	$2,356	$2,695
Included in operating expenses	1,843	1,822	3,686	3,643

Total	$3,011	$3,169	$6,042	$6,338

As of October 31, 2010, we had no identifiable acquisition-related intangible assets with indefinite lives. The weighted average remaining life of identifiable acquisition-related intangible assets was 2.6 years and 3.1 years as of October 31, 2010 and April 30, 2010, respectively.

Estimated amortization expense related to our identifiable acquisition-related intangible assets in future periods is as follows:

Year Ended April 30,	Amortization
(in thousands)
Remainder of 2011	$6,022
2012	11,956
2013	11,782
2014	1,231

$30,991

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

Restructuring charges consist primarily of personnel-related severance costs, contract termination costs and stock-based compensation expenses. Stock-based compensation included in restructuring charges resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of employees under the 2010 Plan and pursuant to the terms of their separation agreements. The total estimated restructuring costs associated with the 2010 Plan are $12.7 million. Of the total restructuring charges, $10.8 million in charges relates to severance and related benefits for 265 employees and $1.9 million in charges relates to facility closures and consolidations. We have recorded $12.7 million of restructuring charges through the second quarter of fiscal 2011, including $0.1 million of stock-based compensation, and do not expect to incur any material charges in the future.

Summary of Restructuring Plan

The following table summarizes the activity related to the 2010 Plan for the six months ended October 31, 2010:

(in thousands)	Balance, April 30, 2010	Charges to Expense	Cash Payments	Non-cash settlements and other adjustments	Balance, October 31, 2010
Fiscal 2010 Restructuring Plan
Severance	$989	$103	$(1,077)	$—	$15
Facilities	1,255	75	(1,271)	—	59

Total Restructuring Plan	$2,244	$178	$(2,348)	$—	$74

At October 31, 2010 and April 30, 2010, accrued restructuring was included in other current liabilities in our condensed consolidated balance sheets.

Note 6. Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. As of October 31, 2010, the Convertible Senior Notes were reported on our condensed consolidated balance sheet at $77.7 million, net of a discount of $2.3 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

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

Note 7. Consolidated Balance Sheet Data

Inventory

Inventory consisted of the following:

	October 31, 2010	April 30, 2010
	(in thousands)
Raw materials	$7,399	$3,573
Finished goods	3,399	2,437

Total	$10,798	$6,010

Other Current Liabilities

Other current liabilities consisted of the following:

	As of
	October 31, 2010	April 30, 2010
	(in thousands)
Professional and consulting fees	$440	$541
Accrued royalty	2,185	1,771
Warranty obligations	610	648
Sales and marketing costs	698	388
Supply chain liability	459	288
Accrued restructuring costs	74	2,244
Foreign income taxes payable	3,450	3,258
Other	4,399	3,783

Total other current liabilities	$12,315	$12,921

Deferred Revenue

Deferred revenue consisted of the following:

	As of
	October 31, 2010	April 30, 2010
	(in thousands)
Deferred product revenue, current	$2,187	$2,025
Deferred service revenue, current	107,101	102,025

Total deferred revenue, current	109,288	104,050
Deferred service revenue, non-current	53,600	50,172

Total deferred revenue	$162,888	$154,222

Note 8. Fair Value of Assets and Liabilities

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash

Our cash historically has been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. Our restricted cash is invested in time deposits with maturity dates consistent with the maturity dates of the letters of credit they collateralize. At October 31, 2010, our cash was invested in money market mutual funds and a money market savings account. The carrying amount of cash and cash equivalents and restricted cash reported on the balance sheet approximates its fair value. The fair values of cash equivalents are based upon quoted market prices.

Convertible Senior Notes

The carrying amount of the Convertible Senior Notes is net of discounts, primarily related to the associated Warrants. The fair value of the Convertible Senior Notes as of October 31, 2010 was determined based on an internal valuation model that utilized quoted market prices and interest rates for similar instruments, and is approximately $108.8 million. See Note 6 for further information regarding the Convertible Senior Notes and Warrants.

The estimated fair values of our financial instruments are as follows:

	As of
	October 31, 2010		April 30, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Assets:
Cash	$45,777	$45,777	$38,609	$38,609
Money market funds	244,028	244,028	198,724	198,724

	$289,805	$289,805	$237,333	$237,333

Reported as:
Assets:
Cash and cash equivalents		$288,774		$236,347
Long-term restricted cash		1,031		986

		$289,805		$237,333

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

Fair Value Measurements

Our financial instruments are valued using quoted prices in active markets. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of October 31, 2010 and April 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
October 31, 2010:
Money market funds (1)	$244,028	$—	$—	$244,028
April 30, 2010:
Money market funds (1)	$198,724	$—	$—	$198,724

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets as of October 31, 2010 and April 30, 2010.

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

During the quarter ended October 31, 2010, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination.

Note 9. Stock-based Compensation

The following table summarizes the stock-based compensation expense for stock options, our Employee Stock Purchase Plan (“ESPP”), restricted stock awards and restricted stock unit awards that we recorded in our condensed consolidated statements of operations for the three and six months ended October 31, 2010 and 2009:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense:
Cost of net revenue: product	$153	$248	$287	$463
Cost of net revenue: service	269	567	489	942
Sales and marketing	1,462	2,070	2,794	3,757
Research and development	1,579	1,457	2,810	2,989
General and administrative	1,450	1,185	2,605	2,187

Total	$4,913	$5,527	$8,985	$10,338

We use the Black-Scholes option valuation model to calculate compensation expense. We estimate the expected term based on our historical experience of grants, exercise pattern and post-vesting cancellations. We considered our historical volatility over the expected term and implied volatility of traded stock options in developing our estimate of volatility.

For the three and six months ended October 31, 2010 and 2009, we used the following assumptions to estimate the fair value of options granted:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Risk-free interest rate	1.1%	2.4%	1.4%	2.6%
Dividend yield	—	—	—	—
Expected term (in years)	4.3	4.8	4.3	4.8
Volatility	59%	65%	56%	66%
Expected forfeitures	18.0%	14.0%	18.0%	14.0%

For the three and six months ended October 31, 2010 and 2009, we used the following assumptions to estimate the fair value of shares purchased under our ESPP:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Risk-free interest rate	0.2%	0.2%	0.2%	0.4%
Dividend yield	—	—	—	—
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	58%	59%	52%	72%

During the three and six months ended October 31, 2010, options to purchase 200,920 shares and 310,453 shares, respectively, were exercised. As of October 31, 2010, there was approximately $18.6 million and $1.0 million of unrecognized stock-based compensation expense related to stock option grants and ESPP awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 2.7 years and 0.3 years, respectively.

The cost of awards of restricted stock and restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which generally is four years. During the second quarter of fiscal 2011, we awarded 197,574 restricted stock units and canceled 8,457 shares of restricted stock and 18,854 restricted stock units. As of October 31, 2010, we had approximately $1.6 million and $10.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to awards of restricted stock and restricted stock units, respectively, which we will recognize over the remaining weighted average vesting period of approximately 1.5 years and 3.5 years, respectively.

Note 10. Income Taxes

The provision for income taxes for the three and six months ended October 31, 2010 was $4.7 million and $9.7 million, respectively, compared with $1.7 million and $2.1 million for the three and six months ended October 31, 2009, respectively. The provision primarily reflects current U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate and non-deductible stock-based compensation expense.

Our total gross unrecognized tax benefits as of October 31, 2010 and April 30, 2010 were $38.5 million and $33.9 million, respectively. The increase was primarily related to uncertainties with respect to the taxation of cross-border arrangements within the group that were recorded in the period. Included in our gross unrecognized tax benefits as of October 31, 2010 are approximately $36.3 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $1.7 million as of October 31, 2010, including approximately $0.3 million and $0.4 million charged to provision for income taxes for the three and six months ended October 31, 2010, respectively.

Due to our taxable loss position from inception through fiscal year 2007, all tax years are subject to examination in U.S. federal and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2004 forward, none of which are individually material. We are unable to anticipate the change to the balance of our unrecognized tax benefits in the next twelve months due to the possibility of tax examinations and our continued assessment of potential contingencies.

Note 11. Commitments and Contingencies

Guarantees, Indemnifications and Warranty Obligations

Our customer agreements generally include provisions for indemnifying such customers against certain liabilities, including if our products infringe a third party’s intellectual property rights. We have also agreed in certain circumstances to indemnify for customer costs that would be incurred in connection with a product recall. To date, we have not incurred any material costs as a result of such indemnification provisions and we have not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

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

We maintain a warranty accrual for estimated future warranty obligations based on our historical warranty costs and revenue volumes together with anticipated future warranty costs. If actual warranty expenses are greater than those projected, additional charges against earnings would be required. If actual warranty expenses are less than projected, our obligations would be reduced, which would positively impact our reported results. We generally provide a one-year warranty on hardware products.

Changes in our warranty obligations, which are included in other current liabilities in our condensed consolidated balance sheet for the six months ended October 31, 2010, were as follows (in thousands):

Warranty obligation at April 30, 2010	$648
Warranties issued during the period	1,224
Warranty costs incurred during the period	(1,262)

Warranty obligation at October 31, 2010	$610

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

Rent expense was $2.4 million and $4.8 million for the three and six months ended October 31, 2010, respectively, and $2.5 million and $5.0 million for the three and six months ended October 31, 2009, respectively.

As of October 31, 2010, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
Remainder of 2011	$5,348
2012	9,812
2013	9,501
2014	8,291
2015	7,574
Thereafter	5,776

Total future minimum lease payments, net	$46,302

Purchase Commitments and Other

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2011. As of October 31, 2010 our total purchase commitments for inventory were $6.2 million.

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

The parties to the derivative actions entered into a stipulation of settlement, and the court entered an order preliminarily approving that settlement on November 15, 2010 and set a hearing on January 14, 2011, for final determination with respect to the settlement. Should final court approval not be obtained the MOU will be of no force and effect. As part of the settlement, the Company agrees that it has adopted or will adopt certain corporate governance practices within 60 days of final court approval of the settlement. As part of the settlement, certain individual named defendants (none of whom are current directors or officers of the Company) and the insurance carriers for all of the individual named defendants will pay the Company a total of $4,164,208. In addition, in connection with the settlement, the Company will issue shares of the Company’s common stock valued at $1.775 million to plaintiffs’ counsel and Ernst & Young LLP will pay $225,000 in cash to plaintiffs’ counsel to compensate for attorneys’ fees and expenses incurred in connection with the actions.

The Court in the state action has stayed that action pending a case management conference presently scheduled for February 2011.

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

On March 31, 2009, Simmonds appealed the judgment to the Court of Appeals for the Ninth Circuit, and thereafter filed an amended notice of appeal on April 10, 2009 at the Court’s request. The underwriter defendants filed a cross-appeal in each of the cases wherein the issuers moved for dismissal (including the appeal relating to Packeteer’s IPO). The Court heard oral argument on October 5, 2010, but has not yet ruled on the appeal.

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

Net revenue is attributed to three geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area:

	Three months ended October 31,
	2010		2009
	(dollars in thousands)
Americas (1)	$56,937	47.0%	$55,255	45.9%
EMEA (2)	40,889	33.8	44,952	37.3
APAC (3)	23,221	19.2	20,229	16.8

Total net revenue	$121,047	100%	$120,436	100.0%

	Six months ended October 31,
	2010		2009
	(dollars in thousands)
Americas (1)	$111,549	45.8%	$108,560	45.9%
EMEA (2)	83,096	34.1	86,705	36.7
APAC (3)	48,882	20.1	41,160	17.4

Total net revenue	$243,527	100%	$236,425	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category:

	Three months ended October 31,
	2010		2009
	(dollars in thousands)
Product	$73,127	60.4%	$76,502	63.5%
Service	47,920	39.6	43,934	36.5

Total net revenue	$121,047	100.0%	$120,436	100.0%

	Six months ended October 31,
	2010		2009
	(dollars in thousands)
Product	$148,695	61.1%	$150,194	63.5%
Service	94,832	38.9	86,231	36.5

Total net revenue	$243,527	100.0%	$236,425	100.0%

At October 31, 2010, substantially all of our long-lived assets were located in the United States.

Certain of our global distributors, including their various affiliates, may account for more than 10% of our net revenue in certain periods. In the second quarter of fiscal 2011, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 27.4%, 14.1% and 18.0% of our total net revenue, respectively. In the second quarter of fiscal 2010, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 23.9%, 17.1% and 13.9% of our total net revenue, respectively. In the first six months of fiscal 2011, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 25.3%, 16.0% and 14.9% of our total net revenue, respectively. In the first six months of fiscal 2010, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 19.9%, 15.2% and 10.7% of our total net revenue, respectively.

Note 14. Subsequent Event

On November 16, 2010, our Board of Directors approved a program to repurchase up to $50 million of our common stock. Repurchases may be made from time to time in the open market or in negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934 and other legal requirements. The timing and amount of the repurchase transactions will be determined by management and may depend on a variety of factors, including the trading price of the stock, market conditions, alternative investment opportunities, and other corporate and regulatory considerations. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or discontinued at any time. The repurchases will be funded from available working capital.

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

The forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause industry and market trends, or our actual results, level of activity, performance or achievements, to be materially different from any future trends, results, level of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks, uncertainties and other factors, see the “Risk Factors” section under Part II, Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update forward-looking statements to reflect new information or events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.

Overview

We sell a family of proxy and other appliances, and related software and services. Our appliances, together with our software, secure, accelerate and optimize the delivery of business applications, Web content and other information over a Wide Area Network (“WAN”) or across an enterprise’s Internet gateway. Our products are based on three core functionalities: 1) security of the delivery of applications and content; 2) acceleration and optimization of the delivery of applications and content; and 3) visibility of the applications, content and users on the network. While our products are frequently sold and used individually, many of our product and service offerings share a common architecture and work together as part of an Application Delivery Network infrastructure. The combined offering enables distributed enterprises with multiple offices and geographically decentralized employees to more efficiently and effectively use and secure their critical business applications and networks.

Effective September 1, 2010, Michael J. Borman was appointed as President and Chief Executive Officer of the Company. Brian M. NeSmith, who has served as President and Chief Executive Officer since 1999, was appointed to the newly created role of Chief Product Officer, and is now directly responsible for overseeing our product strategy and development. Mr. NeSmith also currently serves as our acting Chief Marketing Officer and we are actively engaged in recruiting a new Chief Marketing Officer.

In fiscal 2010 and the first half of fiscal 2011, we evolved our business strategy to include offering the core functionality of our products to new markets and through new delivery models and strategic relationships. We reorganized our product-oriented and development resources into product groups to support this strategy and to better address specific markets, such as the telecommunications carrier market and the mid-market for Secure Web Gateway.

During fiscal 2010 and the first half of fiscal 2011, we also focused on improving our operational efficiency and cost structure. We measure the success of these efforts in substantial part by our operating margin and cash flow from operations. While we were successful in maintaining operating profitability at our projected levels in the first half of fiscal 2011, many factors can impact our future performance and profitability, including the global economic environment, seasonality and actions we take that we believe are necessary to drive future growth, including investments in research and development and in sales and marketing programs.

We believe that continued growth of our net revenue will be a key driver of future increases in our profitability and improvement in our financial condition. In recent quarters, the seasonally adjusted growth rate of our product revenue has slowed and we experienced a decline in product revenue in the second quarter of fiscal 2011 compared with the same quarter a year ago. While we believe that in large part this was due to the timing of our new product introductions, we believe that it also resulted from our need to improve our sales and marketing programs and focus. We are taking steps to address these issues and to reinvigorate our net revenue growth through sales of our products and new services, and this will be a significant priority for us in the second half of fiscal 2011.

We presently are taking steps to grow our net revenue through a number of sales, marketing and development efforts. These include steps designed to increase sales of our Secure Web Gateway products to our traditional large enterprise customers through adding new functionality, such as functionality to control and manage Web 2.0 and social networking traffic, and by expanding that customer base and engaging in cross-selling. Later this fiscal year, we will release our new Secure Web Gateway products, including a cloud-based services offering and a Secure Web Gateway appliance with functionality tailored for the mid-market enterprise. We also are taking steps to increase sales of our WAN acceleration products through targeted marketing and channel programs; assignment of dedicated officer level and sales resources; and increased sales incentives. We recently released a new version of our PacketShaper product and are investing in sales and marketing programs to promote that product line.

In addition to addressing revenue growth of specific products and in specific markets, we are focusing on addressing sales coverage and strategies in specific geographies outside the United States. We have taken steps to address problems that we identified in our EMEA region after the fourth quarter of fiscal 2010, including realigning our sales practices in Europe to better implement mixed sales strategies that address the needs of our diverse customer base and the variety of our product offerings, and have taken steps to address the structure and leadership of our EMEA sales organization. While we are seeing improvement in our EMEA bookings and sales closure rates, we believe that it may take several quarters to effect the changes we believe are necessary to materially improve performance in that region.

Although we intend to continue to focus on our operational efficiency, cost structure and profitability during the remainder of this fiscal year, we also will be making significant investments designed to drive increased net revenue and market penetration, including making expenditures on sales, marketing and research and development. Revenue from certain of our new products will be recognized ratably over a period of a year or more and accordingly will have a lessened impact on current revenue when sales commence. Finally, certain of our product lines, including our telecommunications carrier product that uses our CacheFlow platform, may have longer sales cycles than those we traditionally have experienced. Any of the foregoing may impact our ability to achieve our desired level of profitability during the remainder of this fiscal year.

We track many financial metrics as key measures of our business performance, including net revenue, operating margin, deferred revenue, cash flow from operations and cash position.

Net Revenue

Net revenue, which includes product and service revenue, increased to $121.0 million in the second quarter of fiscal 2011 from $120.4 million in the second quarter of fiscal 2010. Net product revenue in the second quarter of fiscal 2011 was $73.1 million, a $3.4 million decrease compared with the second quarter of fiscal 2010.

During the second quarter of fiscal 2011, we experienced a slowdown in the growth rates of sales of certain of our existing products, which contributed to the decrease in our net product revenue. This decrease included a $6.8 million decline in our product revenue in EMEA, partially offset by increased sales of our products in APAC and the Americas. Net product revenue primarily consists of revenue from sales of our ProxySG and PacketShaper appliances and licenses to our WebFilter product. We recognized $47.9 million in service revenue in the second quarter of fiscal 2011, a $4.0 million increase compared with the second quarter of fiscal 2010. The increase in service revenue was a result of sales of new service contracts sold with our appliances, continued growth in our installed base and the resulting increase in revenue from renewal service contracts.

Operating Margin

Our operating income increased by $6.6 million to $16.7 million in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010. This increase was attributable to an increase in our gross profit margin from 73.3% in the second quarter of fiscal 2010 to 78.5% in the second quarter of fiscal 2011. The year-over-year gross margin increase resulted from a favorable impact of our product mix and a decreased impact from the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of net revenue and service revenue by $1.6 million in total in the second quarter of fiscal 2010 compared with a negative impact of $0.2 million in total in the second quarter of fiscal 2011. Excluding the fair value purchase accounting impact on gross profit in these two fiscal periods, our gross profit margin in fiscal 2011 would have been approximately 471 basis points higher than that in fiscal 2010, primarily as a result of higher gross margins associated with our high-end ProxySG appliance and higher service gross margins associated with the improved efficiency of our worldwide support delivery model.

Operating expenses consist of sales and marketing expenses, research and development expenses, general and administrative expenses, amortization of acquisition-related intangible assets and restructuring charges. Personnel-related costs, including stock-based compensation, are the primary driver of our operating expenses in each functional area. As of October 31, 2010 and 2009 we had 1,294 and 1,481 full-time equivalent employees, respectively.

Deferred Revenue

Net deferred revenue was $162.9 million at October 31, 2010 compared with $154.2 million at April 30, 2010. The increase was primarily due to an increase in the sales of renewal service contracts to our customers.

Cash Flow from Operations and Cash Position

During first six months of fiscal 2011, we generated cash flow from operations of $51.4 million compared with $28.7 million generated in the same period in fiscal 2010. The increase in operating cash flow in fiscal 2011 was primarily driven by higher net income after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, as well as an increase in working capital sources of cash from higher accounts payable, accrued expenses and deferred revenue balances, partially offset by working capital uses of cash from higher accounts receivable and inventory balances at October 31, 2010. Our cash and cash equivalents and restricted cash were $289.8 million at October 31, 2010 compared with $237.3 million at April 30, 2010.

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

The impact from the adoption of the amended revenue recognition rules to total revenue, net income, and deferred revenue was not material for the three and six months ended October 31, 2010. The new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenue in periods after initial adoption, although the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period. However, we expect that this new accounting guidance will facilitate our efforts to optimize the sales and marketing of our offerings due to better alignment between the economics of an arrangement and the accounting for that arrangement. This may lead us to engage in new go-to-market practices. In particular, we expect that the new accounting standards will enable us to better combine products and services for which VSOE does not exist with other offerings and solutions. As these go-to-market strategies evolve, we may modify our pricing practices, which could result in changes in the relative selling prices of our elements, including both VSOE and BESP. As a result, the timing of revenue recognition on our future multiple element arrangements could differ materially from the recognition in the current period. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized with respect to the arrangement. We currently are unable to determine the impact that the newly adopted accounting principles could have on the timing of our revenue as these go-to-market strategies evolve.

Maintenance and subscription revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses recognized as incurred. Maintenance and subscription contracts usually have a term of one to three years. Unearned maintenance and subscription revenue is included in deferred revenue.

We recognize revenue from the sale of third party Anti-Virus software net of royalties paid and classify this revenue as net service revenue in our condensed consolidated statements of operations.

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

We perform goodwill impairment tests annually during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2010 and concluded that no impairment existed at April 30, 2010. During the first six months of fiscal 2011, there were no significant events or changes in circumstances that affect our valuation of goodwill.

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

Income Taxes

We use the liability method to account for income taxes. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense and calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of the amortization of certain intangible assets. These temporary differences result in deferred tax assets or liabilities, which are included within the condensed consolidated balance sheets.

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

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. We review our uncertain tax benefits quarterly, and we may adjust such uncertain tax benefits as a consequence of: proposed assessments by tax authorities; changes in facts and circumstances; issuance of new regulations or new case law; previously unavailable information obtained during the course of an examination; negotiations with tax authorities of different countries concerning our transfer pricing; resolution with respect to individual audit issues/audit years; or the expiration of statutes of limitations. In addition, our tax contingency reserve includes certain amounts for potential tax assessments for pre-acquisition tax years of acquired companies, which, if recognized, will be recorded to our provision for income taxes.

Legal and Other Contingencies

We are currently involved in various claims and legal proceedings. We review the status of each significant matter and assess our potential financial exposure on a quarterly basis. We record a charge equal to at least the minimum estimated liability for damages arising from litigation or other loss contingencies only when both of the following conditions are met: (i) information available prior to issuance of our condensed consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. As additional information becomes available, we reassess the potential liability related to pending loss contingencies and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Net revenue:
Product	60.4%	63.5%	61.1%	63.5%
Service	39.6%	36.5%	38.9%	36.5%

Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue:
Product	12.6%	16.0%	12.8%	16.4%
Service	8.9%	10.7%	8.7%	10.6%

Total cost of net revenue	21.5%	26.7%	21.5%	27.0%
Gross profit	78.5%	73.3%	78.5%	73.0%
Operating expenses:
Sales and marketing	37.0%	37.9%	36.7%	38.6%
Research and development	17.3%	16.2%	16.8%	16.7%
General and administrative	8.9%	9.3%	8.6%	10.1%
Amortization of intangible assets	1.5%	1.5%	1.5%	1.5%
Restructuring	—	—	0.1%	—

Total operating expenses	64.7%	64.9%	63.7%	66.9%

Operating income	13.8%	8.4%	14.8%	6.1%
Interest income	0.1%	0.1%	0.1%	0.1%
Interest expense	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Other income (expense), net	0.1%	0.1%	(0.1)%	0.1%

Income before income taxes	13.8%	8.4%	14.6%	6.1%
Provision for income taxes	3.9%	1.4%	4.0%	0.9%

Net income	9.9%	7.0%	10.6%	5.2%

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

The following is a summary of net revenue and the changes in net revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(dollars in thousands)
Total net revenue	$121,047	$120,436	$243,527	$236,425
Change from same period prior year ($)	$611	$1,412	$7,102	$14,898
Change from same period prior year (%)	0.5%	1.2%	3.0%	6.7%

Quarter Ended October 31, 2010 compared with Quarter Ended October 31, 2009: Net revenue, which includes product and service revenue, increased $0.6 million, or 0.5%, in the second quarter of fiscal 2011 compared with the same period in fiscal 2010. Net product revenue in the second quarter of fiscal 2011 was $73.1 million, a $3.4 million decrease compared with the same period in fiscal 2010. During the second quarter of fiscal 2011, we experienced a slowdown in the growth rates of sales of certain of our existing products, which contributed to the decrease in our net product revenue. This decrease included a $6.8 million decline in our product revenue in EMEA, partially offset by increased sales of our products in APAC and the Americas. Net service revenue in the second quarter of fiscal 2011 was $47.9 million, a $4.0 million increase compared with the same period in fiscal 2010. The increase in service revenue was the result of sales of new service contracts sold with our appliance, continued growth in our installed base and the resulting increase in revenue from renewal service contracts.

Six Months Ended October 31, 2010 compared with Six Months Ended October 31, 2009: Net revenue, which includes product and service revenue, increased $7.1 million, or 3.0%, in the first six months of fiscal 2011 compared with the same period in fiscal 2010. Net product revenue in the first six months of fiscal 2011 was $148.7 million, a $1.5 million decrease compared with the same period in fiscal 2010. During the first six months of fiscal 2011, we experienced a slowdown in the growth rates of sales of certain of our existing products, which contributed to the decrease in our net product revenue. This decrease resulted from decreased sales of our products in EMEA, partially offset by increased sales of our products in APAC and the Americas. Net service revenue in the first six months of fiscal 2011 was $94.8 million, an $8.6 million increase compared with the same period in fiscal 2010. The increase in service revenue was the result of sales of new service contracts sold with our appliance, continued growth in our installed base and the resulting increase in revenue from renewal service contracts, and an increase in consulting revenue. The increase in consulting revenue was driven by an arrangement that was completed at the end of the second quarter of fiscal 2011.

The following is a summary of net revenue by geographic area:

	Three months ended October 31,
	2010		2009
	(dollars in thousands)
Americas (1)	$56,937	47.0%	$55,255	45.9%
EMEA (2)	40,889	33.8	44,952	37.3
APAC (3)	23,221	19.2	20,229	16.8

Total net revenue	$121,047	100.0%	$120,436	100.0%

	Six months ended October 31,
	2010		2009
	(dollars in thousands)
Americas (1)	$111,549	45.8%	$108,560	45.9%
EMEA (2)	83,096	34.1	86,705	36.7
APAC (3)	48,882	20.1	41,160	17.4

Total net revenue	$243,527	100.0%	$236,425	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

Revenues from sales to customers outside of the Americas are a significant part of our revenue mix. Since all of our sales are currently invoiced in U.S. dollars, a change in the value of the dollar relative to foreign currencies could affect the demand for our products and therefore impact our revenues in foreign markets. For the three and six months ended October 31, 2010, approximately 53.0% and 54.2% of our total net revenue, respectively, was derived from customers outside of the Americas compared with 54.1% for each of the three and six months ended October 31, 2009.

Net revenue in the Americas increased $1.7 million in the second quarter of fiscal 2011, up 3.0% from the same period in fiscal 2010. This increase was partially driven by a $1.0 million increase in product revenue from an increase in sales of our proxy appliances, partially offset by a decrease in sales of our PacketShaper appliances. Service revenue also increased by $0.7 million, driven primarily by an increase in revenue from both new and renewal service contracts. Net revenues in the Americas for the six months ended October 31, 2010 increased $3.0 million, up 2.8% compared with the same period in fiscal 2010, driven primarily by an increase in revenue from both new and renewal service contracts and an increase in consulting revenue. The increase in consulting revenue was driven by an arrangement that was completed at the end of the second quarter of fiscal 2011.

Net revenue in EMEA decreased $4.1 million in the second quarter of fiscal 2011, down 9.0% from the same period in fiscal 2010. This decrease was driven by a $6.8 million decrease in product revenue resulting from a decrease in sales of our proxy appliances, partially offset by a $2.7 million increase in service revenue from both new and renewal service contracts. Net revenue in EMEA for the six months ended October 31, 2010 decreased $3.6 million, down 4.2% compared with the same period in fiscal 2010, driven primarily by a decrease in sales of our proxy appliances partially offset by an increase in service revenue from both new and renewal service contracts.

Net revenue in APAC increased $3.0 million in the second quarter of fiscal 2011, up 14.8% from the same period in fiscal 2010. This increase was primarily driven by a $2.4 million increase in product revenue resulting from an increase in sales of our proxy appliances and a $0.6 million increase in service revenue due to an increase in revenue from both new and renewal service contracts. Net revenue in APAC for the six months ended October 31, 2010 increased $7.7 million, up 18.8% compared with the same period in fiscal 2010, driven by an increase in sales of our proxy appliances and an increase in service revenue from both new and renewal service contracts.

Gross Profit

The following is a summary of gross profit:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(dollars in thousands)
Gross profit	$95,040	$88,228	$191,168	$172,697
Gross profit margin	78.5%	73.3%	78.5%	73.0%

Quarter Ended October 31, 2010 compared with Quarter Ended October 31, 2009: Gross profit increased $6.8 million, or 7.7%, in the second quarter of fiscal 2011 compared with the same period of fiscal 2010, as a result of an increase in net revenue and related gross profit margin. Gross profit margin in the second quarter of fiscal 2011 increased to 78.5% from 73.3% in the second quarter of fiscal 2010, primarily as a result of higher gross margins associated with our high-end ProxySG appliance, higher service gross margins associated with the improved efficiency of our worldwide support delivery model and a decreased impact from the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of product revenue and net service revenue by $1.6 million for the second quarter of fiscal 2010 compared with a negative impact of $0.2 million for the same period in fiscal 2011. Excluding the fair value purchase accounting impact on gross profit in these two fiscal periods, gross profit margin in the second quarter of fiscal 2011 would have been approximately 471 basis points higher than that of the same period in fiscal 2010.

Six Months Ended October 31, 2010 compared with Six Months Ended October 31, 2009: Gross profit increased $18.5 million, or 10.7%, in the first six months of fiscal 2011 compared with the same period of fiscal 2010, as a result of an increase in net revenue and related gross profit margin. Gross profit margin in the first six months of fiscal 2011 increased to 78.5% from 73.0% in the first six months of fiscal 2010, primarily as a result of higher gross margins associated with our high-end ProxySG appliance, higher service gross margins associated with the improved efficiency of our worldwide support delivery model and a decreased impact from the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of net revenue and service revenue by $3.9 million in total for the first six months of fiscal 2010 compared with a negative impact of $0.5 million in total for the same period in fiscal 2011.

Sales and Marketing

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. The following is a summary of sales and marketing expense:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(dollars in thousands)
Sales and marketing	$44,821	$45,608	$89,476	$91,184
Sales and marketing as a percentage of net revenue	37.0%	37.9%	36.7%	38.6%

Quarter Ended October 31, 2010 compared with Quarter Ended October 31, 2009: Sales and marketing expense decreased $0.8 million, or 1.7%, in the second quarter of fiscal 2011 compared with the same period in fiscal 2010. The decrease in sales and marketing expense was primarily attributable to a $1.4 million decrease in salaries and benefits as a result of lower headcount during the current fiscal year compared with the same period in fiscal 2010, including commission payments and lower marketing program costs, partially offset by an increase in various other sales expenses, including travel and sales events. Sales and marketing headcount was 492 at October 31, 2010 compared with 546 at October 31, 2009.

Six Months Ended October 31, 2010 compared with Six Months Ended October 31, 2009: Sales and marketing expense decreased $1.7 million, or 1.9%, in the first six months of fiscal 2011 compared with the first six months of fiscal 2010. The decrease in sales and marketing expense was primarily attributable to a $2.8 million decrease in salaries and benefits as a result of lower headcount during the current fiscal year compared with the prior fiscal year, including commission payments and lower marketing program costs, partially offset by an increase in various other sales expenses, including travel and sales events.

We currently expect sales and marketing expense during the remainder of fiscal 2011 to increase in absolute dollars, as a consequence of increases in our quota-carrying sales force and marketing personnel, and increases in programmatic spending.

Research and Development

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs. The following is a summary of research and development expense:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(dollars in thousands)
Research and development	$20,948	$19,568	$40,803	$39,404
Research and development as a percentage of net revenue	17.3%	16.2%	16.8%	16.7%

Quarter Ended October 31, 2010 compared with Quarter Ended October 31, 2009: Research and development expense increased $1.4 million, or 7.1%, in the second quarter of fiscal 2011 compared with the same period in fiscal 2010 primarily due to increases in investments in new and ongoing research and development projects and increased profit sharing expense, partially offset by decreased personnel-related charges as a result of lower headcount during the current fiscal year compared with the prior fiscal year related to the departure of transition employees associated with the Fiscal 2010 Restructuring Plan (the “2010 Plan”). Research and development headcount was 367 at October 31, 2010 compared with 425 at October 31, 2009.

Six Months Ended October 31, 2010 compared with Six Months Ended October 31, 2009: Research and development expense increased $1.4 million, or 3.6%, in the first six months of fiscal 2011 compared with the same period in fiscal 2010. The increase in research and development expense for the first six months of fiscal 2011 was largely attributable to increases in investments in new and ongoing research and development projects and increased profit sharing expense, partially offset by decreased personnel-related charges as a result of lower headcount during the current fiscal year compared with the prior fiscal year related to the departure of transition employees associated with the 2010 Plan.

We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives in fiscal 2011 and beyond. We currently expect research and development expense to increase in absolute dollars and increase slightly as a percentage of net revenue due to our continued investment in the development of new products and services and enhancement of existing products.

General and Administrative

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses. The following is a summary of general and administrative expense:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(dollars in thousands)
General and administrative	$10,715	$11,176	$21,058	$23,892
General and administrative as a percentage of net revenue	8.9%	9.3%	8.6%	10.1%

Quarter Ended October 31, 2010 compared with Quarter Ended October 31, 2009: General and administrative expense decreased $0.5 million, or 4.1%, in the second quarter of fiscal 2011 compared with the same period in fiscal 2010. The decrease was primarily due to a decrease in legal expenses and professional services fees, partially offset by an increase in profit sharing expense. General and administrative headcount was 181 at October 31, 2010 compared with 198 at October 31, 2009.

Six Months Ended October 31, 2010 compared with Six Months Ended October 31, 2009: General and administrative expense decreased $2.8 million, or 11.9%, in the first six months of fiscal 2011 compared with the first six months of fiscal 2010. The decrease was primarily due to a decrease in legal expenses and professional services fees and a decrease in salaries and benefits as a result of lower headcount, partially offset by an increase in profit sharing expense.

Amortization of Intangible Assets

Amortization expense for our intangible assets for the three and six months ended October 31, 2010 and 2009 was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)
Included in cost of net revenue	$1,168	$1,347	$2,356	$2,695
Included in operating expenses	1,843	1,822	3,686	3,643

Total	$3,011	$3,169	$6,042	$6,338

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

For the three and six months ended October 31, 2010 and 2009, the amortization of intangible assets was related to our acquisitions of S7, Packeteer, Inc., certain assets of the NetCache business from Network Appliance, Permeo, Inc., Cerberian, Inc. and Ositis Software, Inc. The amortization of developed technology and trade name is charged to cost of net revenue, while the amortization of customer relationships is charged to operating expense. Our core technology intangible assets prior to being fully amortized were also charged to cost of net revenue. We amortize customer relationships, developed technology and trade name on a straight-line basis over their weighted average expected useful lives of 5, 5, and 2 years, respectively. Total amortization expense for our identifiable intangible assets for the three and six months ended October 31, 2010 was $3.0 million and $6.0 million, respectively, and $3.2 million and $6.3 million for the three and six months ended October 31, 2009, respectively. Amortization expense related to our identifiable intangible assets for the remainder of fiscal 2011 is expected to be $6.0 million.

Restructuring Charges

Restructuring charges consist primarily of personnel-related severance costs, contract termination costs and stock-based compensation expense. Stock-based compensation expense included in restructuring charges resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. The following is a summary of restructuring charges:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(dollars in thousands)
Restructuring charges	$38	$—	$178	$—
Restructuring charges as a percentage of net revenue	—	—	0.1%	—

Restructuring charges in the first six months of fiscal 2011 consisted of expenses associated with the 2010 Plan. The total estimated restructuring charges associated with the 2010 Plan are $12.7 million. Of the total restructuring charges, $10.8 million in charges relates to severance and related benefits for 265 employees and $1.9 million in charges relates to facility closures and consolidations. We have recorded $12.7 million of restructuring charges through the second quarter of fiscal 2011, including $0.1 million of stock-based compensation, and do not expect to incur any material charges in the future. Restructuring activities were substantially complete by the end of the first quarter of fiscal 2011.

Interest Income, Interest Expense and Other Income (Expense), Net

Interest income consists of interest income earned on our cash and marketable securities. Our cash historically has been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. At October 31, 2010, our cash was invested in money market mutual funds and a money market savings account. Interest expense primarily relates to amortization of the fair value of warrants and a beneficial conversion feature associated with our convertible senior notes. Other income (expense), net, consists primarily of foreign currency exchange gains or losses, and non-recurring gains or losses realized outside our normal course of business. The following is a summary of interest income, interest expense and other income (expense), net:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)
Interest income	$126	$72	$290	$173
Interest expense	$(223)	$(227)	$(447)	$(455)
Other income (expense), net	$158	$155	$(165)	$139

Quarter Ended October 31, 2010 compared with Quarter Ended October 31, 2009: Interest income increased in the second quarter of fiscal 2011 compared with the same period of fiscal 2010 as a result of interest paid on our higher cash balances. Interest expense was essentially flat in the second quarter of fiscal 2011 compared with the same period in fiscal 2010 and during both periods related to the amortization of the fair value of warrants and a beneficial conversion feature associated with our Convertible Senior Notes (as defined in “Liquidity and Capital Resources”).

Six Months Ended October 31, 2010 compared with Six Months Ended October 31, 2009: Interest income increased for the first six months of fiscal 2011 compared with the same period of fiscal 2010 as a result of interest paid on our higher cash balances. Interest expense was flat in the first six months of fiscal 2011 compared with the same period in fiscal 2010 and during both periods related to the amortization of the fair value of warrants and a beneficial conversion feature associated with our Convertible Senior Notes. Other income (expense), net increased during the first six months of fiscal 2011 compared with the same period in fiscal 2010 due to an increase in foreign exchange losses incurred during the first six months of fiscal 2011.

Provision for Income Taxes

The following is a summary of provision for income taxes:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
	(in thousands)
Provision for income taxes	$4,703	$1,687	$9,687	$2,068

The provision for income taxes primarily reflects current and deferred U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The provision for income taxes for the three and six months ended October 31, 2010 was $4.7 million and $9.7 million, respectively, compared with $1.7 million and $2.1 million for the three and six months ended October 31, 2009.

Our total gross unrecognized tax benefits as of October 31, 2010 and April 30, 2010 were $38.5 million and $33.9 million, respectively. The increase is primarily related to uncertainties with respect to the taxation of cross-border arrangements within the group that were recorded in the period. Included in our gross unrecognized tax benefits as of October 31, 2010 is approximately $36.3 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits were approximately $1.7 million as of October 31, 2010, including approximately $0.3 million and $0.4 million charged to provision for income taxes for the three and six months ended October 31, 2010, respectively.

Due to our taxable loss position from inception through fiscal year 2007, all tax years are subject to examination in U.S. federal and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2004 forward, none of which are individually material. We are unable to anticipate the change to the balance of our unrecognized tax benefits in the next twelve months due to the possibility of tax examinations and our continued assessment of potential contingencies.

Acquisitions

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7, an IT research and development outsourcing firm based in Bangalore, India. We acquired an additional 8.4% of the outstanding shares of S7 in July 2010, and held 92.9% of the outstanding shares of S7 at October 31, 2010. We acquired S7 to serve as the Company’s new development center in India and to provide expertise in software development, code migration and network security. The total purchase price was $6.4 million in cash, consisting of $4.7 million for the shares acquired and $0.4 million of payable for the noncontrolling interest (which amounts include an allocation of $1.1 million for excess working capital remaining as of the closing date), and $1.3 million payable over the 30 months subsequent to the initial closing date. Under the stock purchase agreement, the selling shareholders will indemnify us for up to $1.3 million for damages caused by inaccuracies in, breaches or violations of or defaults under representations, warranties, covenants or agreements. Any such amounts may be withheld from the $1.3 million in remaining payments due under the purchase agreement. In allocating the purchase price based on estimated fair values, we recorded approximately $4.5 million of goodwill, $0.7 million of identifiable intangible assets for customer relationships and $1.2 million of net tangible assets. In connection with the acquisition, we recognized $0.1 million of transaction costs which were included in general and administrative expenses in our condensed consolidated statement of operations. In addition, we agreed to pay potential retention bonuses up to an aggregate amount of $2.0 million to certain S7 shareholders who were also employees. Payment of these bonuses is contingent upon the performance of post-acquisition services by those shareholders over the 30 months subsequent to the initial closing date. Accordingly, the potential bonus amounts will be accrued as compensation expense over the assumed retention period. Our acquisition of S7 did not result in the creation of a new business segment.

In November 2010, we obtained approval from the Reserve Bank of India to acquire the remaining 7.1% of the outstanding shares of S7, and the final share purchase was concluded on November 22, 2010.

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

As of October 31, 2010, we had cash and cash equivalents of $288.8 million and restricted cash of $1.0 million. We believe our existing cash and cash equivalents and anticipated cash from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may seek to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of other business opportunities as they arise.

The following summarizes cash and cash equivalents and restricted cash:

	As of October 31, 2010	As of April 30, 2010
	(dollars in thousands)
Cash and cash equivalents	$288,774	$236,347
Restricted cash	1,031	986

Total cash and cash equivalents and restricted cash	$289,805	$237,333

Percentage of total assets	38.3%	34.0%

Cash Flows

	Six Months Ended October 31,
	2010	2009
	(in thousands)
Cash provided by operating activities	$51,437	$28,743
Cash used in investing activities	(6,425)	(10,854)
Cash provided by financing activities	7,415	9,469

Net increase in cash and cash equivalents	$52,427	$27,358

Cash Flows from Operating Activities: Our largest source of operating cash is cash collected from our customers who purchase our products and services. Our primary uses of cash from operating activities are for personnel-related costs, product costs, and facility costs.

Net cash provided by operating activities was $51.4 million for the first six months of fiscal 2011 compared with $28.7 million in the same period of fiscal 2010. In the first six months of fiscal 2011, we had significantly higher net income after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, as well as an increase in working capital sources of cash from higher accounts payable, accrued expenses and deferred revenue balances, partially offset by working capital uses of cash from higher accounts receivable and inventory balances at October 31, 2010. Accounts payable increased primarily as a result of timing of payments to vendors. The increase in deferred revenue was primarily due to an increase in the sales of renewal service contracts to our customers. Accrued liabilities increased primarily due to an increase in long-term income taxes payable as a result of our significantly higher net income in the current fiscal year, offset by decreases in accrued restructuring. These sources of cash were partially offset by working capital uses of cash, including an increase in the accounts receivable balance as reflected by our increase in days sales outstanding from 44 days at April 30, 2010 to 61 days at October 31, 2010 due to decreased linearity of our shipments during the second quarter of fiscal 2011 and an increase in inventory as a result of increased inventory of certain appliances on hand.

Cash Flows from Investing Activities: The changes in cash flows from investing activities primarily related to acquisitions and purchases of property and equipment, and technology licenses.

Net cash used by investing activities was $6.4 million for the first six months of fiscal 2011 compared with $10.9 million in the same period of fiscal 2010. The net cash used by our investing activities in the first six months of fiscal 2011 primarily consisted of purchases of property and equipment, and technology licenses and cash used to purchase an additional ownership interest in S7 for $0.4 million.

Cash Flows from Financing Activities: The changes in cash flows from financing activities primarily related to proceeds from issuances of common stock.

Net cash provided by financing activities was $7.4 million the first six months of fiscal 2011 compared with $9.5 million in the same period of fiscal 2010. The net cash provided by our financing activities in the first six months of fiscal 2011 primarily consisted of proceeds from purchases of our stock under our employee stock purchase plan and the proceeds from the exercise of employee stock options, which were significantly lower than in the same period of fiscal 2010. This decrease in option exercises was also coupled with an increase in net issuances of shares to satisfy our tax withholding obligations for vesting of restricted stock awards and restricted stock units compared with the same period in fiscal 2010.

Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. As of October 31, 2010, the Convertible Senior Notes were reported on our condensed consolidated balance sheet at $77.7 million, net of a discount of $2.3 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

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

As of October 31, 2010, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
Remainder of 2011	$5,348
2012	9,812
2013	9,501
2014	8,291
2015	7,574
Thereafter	5,776

Total future minimum lease payments, net	$46,302

Purchase Commitments and Other

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2011. As of October 31, 2010 our total purchase commitments for inventory were $6.2 million.

Off-Balance Sheet Arrangements

As of October 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

As of October 31, 2010, we did not have any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of October 31, 2010, we had cash and cash equivalents of $288.8 million and restricted cash of $1.0 million. These amounts were primarily held in money market funds. We maintain a conservative investment policy, which is intended to enhance the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates, given the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We primarily develop products in the United States and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Since all of our sales are currently invoiced and collected in U.S. dollars, a strengthening of the dollar could potentially make our products less price-competitive in foreign markets. As a significant portion of our net revenue and earnings are derived from international operations, this could adversely affect our net revenue and earnings. For the three and six months ended October 31, 2010, approximately 53.0% and 54.2%, respectively of our total net revenue was derived from customers outside of the Americas. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies, which to date have constituted an insignificant portion of our total operating expenses. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. The foreign currency translation risk associated with our international operations has been material in the past and could be material in the future.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered by investors before making an investment decision. We have updated a risk factor relating to personnel from that presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended April 30, 2010. That risk factor is set forth at the end of this section and addresses certain management changes and transitions during the past fiscal quarter.

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

Substantially all of our revenue is generated through sales by our channel partners, which include distributors and value-added resellers. During fiscal 2010, approximately 98% of our revenue was generated through our channel partners, and 54% of our revenue was generated through 3 channel partners. During the first six months of fiscal 2011, approximately 99% of our revenue was generated through our channel partners, and 56% of our revenue was generated through three channel partners. We depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and to add new sales channel partners and effectively train and integrate them with our sales process. As well, our planned entry into new markets, such as cloud computing, potentially will require that we add new channel partners and educate and transition existing channel partners to effectively address these markets. If we are unsuccessful in those efforts, this will limit our ability to grow our business and our business, financial condition and results of operations will be adversely affected.

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

In the past, we have acquired other businesses, including our acquisitions of S7, Packeteer, Inc. and Permeo Technologies, Inc., and our acquisition of certain assets of the NetCache business from Network Appliance, Inc. It is likely we will acquire additional businesses or assets in the future. There is no guaranty that such acquisitions will yield the benefits we anticipate. The success of any acquisition is impacted by a number of factors, and may be subject to the following risks:

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

We currently have operations in a number of foreign countries. In fiscal 2010, 55.5% of our total net revenue was derived from customers outside of the Americas and during the first six months of fiscal 2011, 54.2% of our total revenue was derived from customers outside of the Americas; thus, our business is substantially dependent on economic conditions and IT spending in markets outside the Americas. As well, in fiscal 2010, we commenced moving certain of our research and development and other operations offshore to lower cost geographies. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

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

As of October 31, 2010, we had 122 issued U.S. patents, 64 pending U.S. patent applications (provisional and non-provisional), 4 foreign issued patents and 1 pending foreign patent applications. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us for the infringement.

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

We depend on our ability to attract and retain highly qualified and skilled personnel on an ongoing basis. Our success will depend in part on our ability to recruit and retain key personnel and to effectively transition management responsibilities when key personnel are replaced. We recently have experienced changes in our senior executive team and our sales team and may continue to experience such changes in the future. Effective September 1, 2010, Michael J. Borman was appointed President and Chief Executive Officer and our former President and Chief Executive Officer, Brian M. NeSmith, became Chief Product Officer. As well, Mr. NeSmith presently serves as our interim chief marketing officer.

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

Item 6. Exhibits

Number	Description

10.71	Offer Letter Agreement by and between Blue Coat Systems, Inc. and Michael J. Borman, dated August 30, 2010 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on August 31, 2010).

10.72	CEO Change in Control Severance Agreement, between the Company and its Chief Executive Officer, effective August 30, 2010 (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on August 31, 2010).

10.73	Blue Coat Systems, Inc. 2010 New Employee Stock Incentive Plan, as amended, effective September 1, 2010 (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on September 1, 2010).

10.74	Stock Option Agreement with Michael J. Borman (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 1, 2010).

10.75	Restricted Stock Unit Agreement with Michael J. Borman (which is incorporated herein by reference to Exhibit 99.3 of Form S-8 filed by the Registrant with the Commission on September 1, 2010).

10.76	Amended and Restated 2007 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on October 7, 2010).

10.77	Blue Coat Systems, Inc. Amended and Restated Fiscal 2011 Profit Sharing Plan, as amended effective November 1, 2010 (which is incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by the Registrant with the Commission on November 2, 2010).

10.78	Stipulation of Settlement, dated October 1, 2010 (which is incorporated by reference to Exhibit 99.1 of Form 8-K filed by the Registrant with the Commission on November 22, 2010).

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Gordon C. Brooks
Gordon C. Brooks
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 29, 2010