Form 10-Q
period 2011-01-31
BLUE COAT SYSTEMS INC
filed 2011-02-24
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

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

There were 43,496,995 shares of the registrant’s Common Stock issued and outstanding as of February 18, 2011.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: plans to develop and offer new products and services and enter new markets; expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues, gross margins and income tax provisions; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and other anticipated benefits from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	January 31, 2011	April 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$349,844	$236,347
Accounts receivable, net of allowance of $0 and $235 as of January 31, 2011 and April 30, 2010, respectively	65,643	64,204
Inventory	10,873	6,010
Prepaid expenses and other current assets	14,418	15,526
Current portion of deferred income tax assets	10,971	10,980

Total current assets	451,749	333,067
Property and equipment, net	32,631	33,684
Restricted cash	1,031	986
Goodwill	242,611	242,611
Identifiable intangible assets, net	27,980	37,033
Non-current portion of deferred income tax assets	37,373	41,517
Other assets	6,288	7,140

Total assets	$799,663	$696,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,071	$15,000
Accrued payroll and related benefits	17,692	16,254
Deferred revenue	122,437	104,050
Other current liabilities	14,516	12,921

Total current liabilities	173,716	148,225
Deferred revenue, less current portion	56,061	50,172
Deferred rent, less current portion	5,750	6,427
Long-term income taxes payable	32,721	25,989
Other non-current liabilities	748	1,193
Convertible senior notes	77,912	77,241
Commitments and contingencies
Blue Coat stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 43,495 and 42,662 shares issued and outstanding at January 31, 2011 and April 30, 2010, respectively	3	3
Additional paid-in capital	1,261,154	1,231,032
Treasury stock, at cost; 456 and 397 shares held at January 31, 2011 and April 30, 2010, respectively	(4,440)	(3,035)
Accumulated deficit	(803,962)	(841,991)

Total Blue Coat stockholders’ equity	452,755	386,009
Noncontrolling interest	—	782

Total stockholders’ equity	452,755	386,791

Total liabilities and stockholders’ equity	$799,663	$696,038

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Net revenue:
Product	$73,447	$84,125	$222,142	$234,319
Service	49,435	42,991	144,267	129,222

Total net revenue	122,882	127,116	366,409	363,541
Cost of net revenue:
Product	15,870	20,734	47,118	59,478
Service	11,419	11,381	32,530	36,365

Total cost of net revenue	27,289	32,115	79,648	95,843
Gross profit	95,593	95,001	286,761	267,698
Operating expenses:
Sales and marketing	47,196	42,923	136,672	134,107
Research and development	21,145	21,419	61,948	60,823
General and administrative	9,982	11,941	31,040	35,833
Amortization of intangible assets	1,843	1,803	5,529	5,446
Restructuring	15	9,059	193	9,059

Total operating expenses	80,181	87,145	235,382	245,268

Operating income	15,412	7,856	51,379	22,430
Interest income	155	57	445	230
Interest expense	(224)	(226)	(671)	(681)
Other expense, net	(340)	(758)	(505)	(619)

Income before income taxes	15,003	6,929	50,648	21,360
Provision for income taxes	2,932	21	12,619	2,089

Net income	$12,071	$6,908	$38,029	$19,271

Net income per share:
Basic	$0.26	$0.15	$0.81	$0.44

Diluted	$0.25	$0.15	$0.79	$0.42

Weighted average shares used in computing net income per share:
Basic	47,061	44,591	46,700	43,854

Diluted	48,764	46,780	48,117	45,484

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended January 31,
	2011	2010
Operating Activities
Net income	$38,029	$19,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,281	9,999
Amortization	10,243	10,279
Stock-based compensation	13,806	14,995
Deferred income taxes	4,153	(6,454)
Tax benefit of stock option deduction	3,343	818
Excess tax benefit from stock-based compensation	(1,374)	—
Loss (gain) on disposition of equipment	(6)	551
Changes in operating assets and liabilities:
Accounts receivable, net	(1,439)	17,828
Inventory	(4,863)	11
Prepaid expenses and other assets	1,441	(3,514)
Accounts payable	4,071	(8,644)
Accrued expenses and other liabilities	8,643	5,868
Deferred revenue	24,276	9,980

Net cash provided by operating activities	110,604	70,988
Investing Activities
Purchases of property and equipment, and technology licenses	(9,222)	(16,078)
Restricted cash	(45)	(112)
Acquisitions, net of cash acquired	—	(3,763)

Net cash used in investing activities	(9,267)	(19,953)
Financing Activities
Net proceeds from issuance of common stock	11,568	22,056
Excess tax benefit from stock-based compensation	1,374	—
Acquisition of noncontrolling interest	(782)	—

Net cash provided by financing activities	12,160	22,056

Net increase in cash and cash equivalents	113,497	73,091
Cash and cash equivalents at beginning of period	236,347	114,163

Cash and cash equivalents at end of period	$349,844	$187,254

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Blue Coat Systems, Inc. and our subsidiaries, which are each wholly owned. All inter-company balances and transactions have been eliminated. We record all acquisitions using the purchase method of accounting and, accordingly, include the acquired company’s results of operations in our consolidated results from the date of acquisition.

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

The impact from the adoption of the amended revenue recognition rules to total revenue, net income, and deferred revenue was not material for the three and nine months ended January 31, 2011. The new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenue in periods after initial adoption, although the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period.

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

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations reconciled to basic and diluted per share amounts available to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Basic net income per share
Numerator:
Net income	$12,071	$6,908	$38,029	$19,271
Less: undistributed earnings allocated to convertible senior note holders	(988)	(597)	(3,138)	(1,694)

Net income available to common stockholders	$11,083	$6,311	$34,891	$17,577
Denominator:
Basic weighted average common shares used in computing basic net income per share	47,061	44,591	46,700	43,854
Effect of participating convertible senior notes	(3,854)	(3,854)	(3,854)	(3,854)

Weighted average common shares outstanding using the two-class method	43,207	40,737	42,846	40,000

Basic income per share available to common stockholders	$0.26	$0.15	$0.81	$0.44

Diluted net income per share
Numerator:
Net income	$12,071	$6,908	$38,029	$19,271
Less: undistributed earnings allocated to convertible senior note holders	(954)	(569)	(3,046)	(1,633)

Net income available to common stockholders	$11,117	$6,339	$34,983	$17,638
Denominator:
Basic weighted average common shares used in computing basic net income per share	47,061	44,591	46,700	43,854
Add: Weighted average employee stock options	1,135	1,652	936	1,182
Add: Other weighted average dilutive potential common stock	568	537	481	448

Weighted average common shares used in computing diluted net income per share	48,764	46,780	48,117	45,484
Effect of participating convertible senior notes	(3,854)	(3,854)	(3,854)	(3,854)

Weighted average common share outstanding using the two-class method	44,910	42,926	44,263	41,630

Diluted income per share available to common stockholders	$0.25	$0.15	$0.79	$0.42

For the three and nine months ended January 31, 2011, outstanding stock options, restricted stock awards and restricted stock units covering an aggregate of 1.6 million shares and 2.0 million shares, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive under the treasury stock method.

For the three and nine months ended January 31, 2010, outstanding stock options, restricted stock awards and restricted stock units covering an aggregate of 1.9 million and 3.9 million shares, respectively were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive under the treasury stock method.

Warrants to purchase 385,356 shares of our common stock were outstanding at January 31, 2011 and 2010. The warrants were included in the computation of the diluted net income per share for the three and nine months ended January 31, 2011 and 2010, respectively, because the exercise price of the warrants was less than the average market price of our common stock during the period.

Note 3. Acquisitions

Fiscal 2010 Acquisition

S7 Software Solutions Pvt. Ltd.

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7 Software Solutions Pvt. Ltd. (“S7”), an IT research and development outsourcing firm based in Bangalore, India. We acquired an additional 8.4% of the outstanding shares of S7 in July 2010, and acquired the remaining 7.1% of the outstanding shares of S7 on November 22, 2010. We acquired S7 to serve as our new development center in India and to provide expertise in software development, code migration and network security. We have included the operating results of S7 in our consolidated financial results since the January 25, 2010 acquisition date.

The total purchase price was $6.4 million in cash, consisting of $4.3 million for the shares initially acquired and $0.8 million for the noncontrolling interest subsequently acquired (which amounts include an allocation of $1.1 million for excess working capital remaining as of the closing date), and $1.3 million payable over the 30 months subsequent to the initial closing date. Under the stock purchase agreement, the selling shareholders will indemnify us for up to $1.3 million for damages caused by inaccuracies in, breaches or violations of or defaults under representations, warranties, covenants or agreements. Any such amounts may be withheld from the $1.3 million in remaining payments due under the purchase agreement. In allocating the purchase price based on estimated fair values, we recorded approximately $4.5 million of goodwill, $0.7 million of identifiable intangible assets for customer relationships and $1.2 million of net tangible assets. In connection with the acquisition, we recognized $0.1 million of transaction costs which were included in general and administrative expenses in our condensed consolidated statement of operations in the third quarter of fiscal 2010. In addition, we agreed to pay potential retention bonuses up to an aggregate amount of $2.0 million to certain S7 shareholders who were also employees. Payment of these bonuses is contingent upon the performance of post-acquisition services by those shareholders over the 30 months subsequent to the initial closing date. Accordingly, the potential bonus amounts are accrued as compensation expense over the assumed retention period. Our acquisition of S7 did not result in the creation of a new business segment.

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

Note 4. Goodwill and Identifiable Acquisition-Related Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill, which generally is not deductible for tax purposes, for the nine months ended January 31, 2011.

Identifiable Acquisition-Related Intangible Assets

Our identifiable acquisition-related intangible assets are as follows (in thousands):

January 31, 2011	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(15,234)	$10,797
Core technology	5 years	2,929	(2,929)	—
Customer relationships	4-7 years	37,723	(20,540)	17,183
Trade name	2 years	400	(400)	—

Total		$67,083	$(39,103)	$27,980

April 30, 2010	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(11,730)	$14,301
Core technology	5 years	2,929	(2,929)	—
Customer relationships	4-7 years	37,723	(15,011)	22,712
Trade name	2 years	400	(380)	20

Total		$67,083	$(30,050)	$37,033

Amortization expense for our identifiable acquisition-related intangible assets for the three and nine months ended January 31, 2011 and 2010 was allocated as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Included in cost of net revenue	$1,168	$1,239	$3,524	$3,934
Included in operating expenses	1,843	1,803	5,529	5,446

Total	$3,011	$3,042	$9,053	$9,380

As of January 31, 2011, we had no identifiable acquisition-related intangible assets with indefinite lives. The weighted average remaining life of identifiable acquisition-related intangible assets was 2.3 years and 3.1 years as of January 31, 2011 and April 30, 2010, respectively.

Estimated amortization expense related to our identifiable acquisition-related intangible assets in future periods is as follows:

Year Ended April 30,	Amortization
(in thousands)
Remainder of 2011	$3,011
2012	11,956
2013	11,782
2014	1,231

$27,980

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

Restructuring charges consist primarily of personnel-related severance costs, contract termination costs and stock-based compensation expenses. Stock-based compensation included in restructuring charges resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of employees under the 2010 Plan and pursuant to the terms of their separation agreements. The total estimated restructuring costs associated with the 2010 Plan are $12.7 million. Of the total restructuring charges, $10.8 million in charges relates to severance and related benefits for 265 employees and $1.9 million in charges relates to facility closures and consolidations. We have recorded $12.7 million of restructuring charges through the third quarter of fiscal 2011, including $0.1 million of stock-based compensation, and do not expect to incur any material charges in the future.

Summary of Restructuring Plan

The following table summarizes the activity related to the 2010 Plan for the nine months ended January 31, 2011:

(in thousands)	Balance, April 30, 2010	Charges to Expense	Cash Payments	Non-cash settlements and other adjustments	Balance, January 31, 2011
Fiscal 2010 Restructuring Plan
Severance	$989	$118	$(1,092)	$—	$15
Facilities	1,255	75	(1,315)	—	15

Total Restructuring Plan	$2,244	$193	$(2,407)	$—	$30

At January 31, 2011 and April 30, 2010, accrued restructuring was included in other current liabilities in our condensed consolidated balance sheets.

Note 6. Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. As of January 31, 2011, the Convertible Senior Notes were reported on our condensed consolidated balance sheet at $77.9 million, net of a discount of $2.1 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

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

Note 7. Consolidated Balance Sheet Data

Inventory

Inventory consisted of the following:

	January 31, 2011	April 30, 2010
	(in thousands)
Raw materials	$6,126	$3,573
Finished goods	4,747	2,437

Total	$10,873	$6,010

Other Current Liabilities

Other current liabilities consisted of the following:

	As of
	January 31, 2011	April 30, 2010
	(in thousands)
Professional and consulting fees	$330	$541
Accrued royalty	1,660	1,771
Warranty obligations	603	648
Sales and marketing costs	665	388
Supply chain liability	304	288
Derivative settlement proceeds(1)	4,231	—
Accrued restructuring costs	30	2,244
Foreign income taxes payable	1,100	3,258
Deferred rent, current portion	1,121	146
Other	4,472	3,637

Total other current liabilities	$14,516	$12,921

(1)

Derivative settlement proceeds represent amounts received from certain defendants and their insurance carriers in settlement of the derivative litigation against us, as discussed in Note 12, below. As the settlement was not final until February 23, 2011, such amounts were subject to being returned as of January 31, 2011.

Deferred Revenue

Deferred revenue consisted of the following:

	As of
	January 31, 2011	April 30, 2010
	(in thousands)
Deferred product revenue, current	$2,853	$2,025
Deferred service revenue, current	119,584	102,025

Total deferred revenue, current	122,437	104,050
Deferred service revenue, non-current	56,061	50,172

Total deferred revenue	$178,498	$154,222

Note 8. Fair Value of Assets and Liabilities

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash

Our cash historically has been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. Our restricted cash is invested in time deposits with maturity dates consistent with the maturity dates of the letters of credit they collateralize. At January 31, 2011, our cash was invested in money market mutual funds and a money market savings account. The carrying amount of cash and cash equivalents and restricted cash reported on the balance sheet approximates its fair value. The fair values of cash equivalents are based upon quoted market prices.

Convertible Senior Notes

The carrying amount of the Convertible Senior Notes is net of discounts, primarily related to the associated Warrants. The fair value of the Convertible Senior Notes as of January 31, 2011 was determined based on an internal valuation model that utilized quoted market prices and interest rates for similar instruments, and is approximately $114.2 million. See Note 6 for further information regarding the Convertible Senior Notes and Warrants.

The estimated fair values of our financial instruments are as follows:

	As of
	January 31, 2011		April 30, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Assets:
Cash	$55,115	$55,115	$38,609	$38,609
Money market funds	295,760	295,760	198,724	198,724

	$350,875	$350,875	$237,333	$237,333

Reported as:
Assets:
Cash and cash equivalents		$349,844		$236,347
Long-term restricted cash		1,031		986

		$350,875		$237,333

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

Fair Value Measurements

Our financial instruments are valued using quoted prices in active markets. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of January 31, 2011 and April 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
January 31, 2011:
Money market funds (1)	$295,760	$—	$—	$295,760
April 30, 2010:
Money market funds (1)	$198,724	$—	$—	$198,724

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets as of January 31, 2011 and April 30, 2010.

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

During the quarter ended January 31, 2011, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination.

Note 9. Stockholders’ Equity

Stock Repurchases

On November 16, 2010, our Board of Directors approved a program to repurchase up to $50 million of our common stock. Repurchases may be made from time to time in the open market or in negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934 and other legal requirements. The timing and amount of the repurchase transactions will be determined by management and may depend on a variety of factors, including the trading price of the stock, market conditions, alternative investment opportunities, and other corporate and regulatory considerations. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or discontinued at any time. The repurchases will be funded from available working capital. During the quarter ended January 31, 2011, we did not repurchase any shares of common stock under the program.

Stock-based Compensation

The following table summarizes the stock-based compensation expense for stock options, our Employee Stock Purchase Plan (“ESPP”), restricted stock awards and restricted stock unit awards that we recorded in our condensed consolidated statements of operations for the three and nine months ended January 31, 2011 and 2010:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Stock-based compensation expense:
Cost of net revenue: product	$140	$162	$427	$625
Cost of net revenue: service	189	92	678	1,034
Sales and marketing	1,381	1,630	4,175	5,387
Research and development	2,310	1,476	5,120	4,465
General and administrative	801	1,189	3,406	3,376

	4,821	4,549	13,806	14,887
Restructuring	—	108	—	108

Total	$4,821	$4,657	$13,806	$14,995

We use the Black-Scholes option valuation model to calculate compensation expense. We estimate the expected term based on our historical experience of grants, exercise pattern and post-vesting cancellations. We considered our historical volatility over the expected term and implied volatility of traded stock options in developing our estimate of volatility.

For the three and nine months ended January 31, 2011 and 2010, we used the following assumptions to estimate the fair value of options granted:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Risk-free interest rate	1.5%	2.2%	1.4%	2.6%
Dividend yield	—	—	—	—
Expected term (in years)	4.3	4.8	4.3	4.8
Volatility	55%	63%	56%	66%
Expected forfeitures	18.0%	14.0%	18.0%	14.0%

For the three and nine months ended January 31, 2011 and 2010, we used the following assumptions to estimate the fair value of shares purchased under our ESPP:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Risk-free interest rate	0.2%	0.2%	0.2%	0.4%
Dividend yield	—	—	—	—
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	58%	59%	52%	72%

During the three and nine months ended January 31, 2011, options to purchase 321,104 shares and 631,557 shares, respectively, were exercised. As of January 31, 2011, there was approximately $16.5 million and $0.2 million of unrecognized stock-based compensation expense related to stock option grants and ESPP awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 2.6 years and 0.1 years, respectively.

The cost of awards of restricted stock and restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which generally is four years. During the third quarter of fiscal 2011, we awarded 115,166 restricted stock units and canceled 453 shares of restricted stock and 19,930 restricted stock units. As of January 31, 2011, we had approximately $1.3 million and $10.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to awards of restricted stock and restricted stock units, respectively, which we will recognize over the remaining weighted average vesting period of approximately 1.4 years and 3.4 years, respectively.

Note 10. Income Taxes

The provision for income taxes for the three and nine months ended January 31, 2011 was $2.9 million and $12.6 million, respectively, compared with $21 thousand and $2.1 million for the three and nine months ended January 31, 2010, respectively. The provision primarily reflects current U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense, adjustments to previously estimated tax liabilities upon filing of various income tax returns, and the retroactive extension of the U.S. federal research and development credit.

Our total gross unrecognized tax benefits as of January 31, 2011 and April 30, 2010 were $41.0 million and $33.9 million, respectively. The increase was primarily related to uncertainties with respect to the taxation of cross-border arrangements within the group that were recorded in the period. Included in our gross unrecognized tax benefits as of January 31, 2011 are approximately $38.7 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $2.0 million as of January 31, 2011, including approximately $0.3 million and $0.7 million charged to provision for income taxes for the three and nine months ended January 31, 2011, respectively.

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

Note 11. Commitments and Contingencies

Guarantees, Indemnifications and Warranty Obligations

Our customer agreements generally include provisions for indemnifying such customers against certain liabilities, including if our products infringe a third party’s intellectual property rights. We have also agreed in certain circumstances to indemnify for customer costs that would be incurred in connection with a product recall and to indemnify certain suppliers in connection with liabilities they may incur in connection with the provision of services to us. To date, we have not incurred any material costs as a result of such indemnification provisions and we have not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements or other contractual arrangements with current and former executive officers and directors of our company and of certain of our subsidiaries, which contain provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We were required to indemnify certain current and former officers and directors and other employees for their attorneys’ fees and related expenses incurred in connection with the internal investigations, regulatory investigations and derivative litigation relating to our historical stock option granting practices.

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

Changes in our warranty obligations, which are included in other current liabilities in our condensed consolidated balance sheet for the nine months ended January 31, 2011, were as follows (in thousands):

Warranty obligation at April 30, 2010	$648
Warranties issued during the period	1,827
Warranty costs incurred during the period	(1,872)

Warranty obligation at January 31, 2011	$603

Leases

We lease certain office facilities and office equipment under non-cancelable operating leases that expire at various dates through fiscal 2020. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and may contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent increases, rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

Rent expense was $2.5 million and $7.3 million for the three and nine months ended January 31, 2011, respectively, and $2.5 million and $7.5 million for the three and nine months ended January 31, 2010, respectively.

As of January 31, 2011, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
Remainder of 2011	$2,719
2012	10,199
2013	9,956
2014	8,664
2015	7,911
Thereafter	5,880

Total future minimum lease payments, net	$45,329

Purchase Commitments and Other

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2011. As of January 31, 2011 our total purchase commitments for inventory were $7.0 million.

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

The parties reached a global settlement of the litigation and the plaintiffs filed a motion for preliminary settlement approval with the Court on April 2, 2009. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company and Packeteer, and the Company and Packeteer would not bear any financial liability. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors appealed that order to the Court of Appeals for the Second Circuit and submitted their opening briefs in fall 2010. In December 2010, the plaintiffs moved to dismiss one of the appeals based on alleged violations of the Second Circuit's rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record.

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

The parties to the derivative actions entered into a stipulation of settlement, and the federal district court entered an order preliminarily approving that settlement on November 15, 2010. After notice and a hearing that addressed, among other things, the fairness of the terms and conditions of the settlement, the court entered a final order approving the settlement and dismissing the federal action on January 20, 2011. The time to appeal the order expired on February 23, 2011, at which time the settlement became effective by its terms. As part of the settlement, we agreed that we have adopted or will adopt certain corporate governance practices within 60 days of final court approval of the settlement. As part of the settlement, certain individual named defendants (none of whom are current directors or officers of the Company) and the insurance carriers for all of the individual named defendants paid us a total of approximately $4.2 million, which amounts were received in the third quarter of fiscal 2011 and classified in other current liabilities as of January 31, 2011. In addition, in connection with the settlement, we agreed to issue shares of our common stock valued at approximately $1.775 million to plaintiffs’ counsel, which shares will be issued on or before March 8, 2011. As a result of the settlement, we will record a net gain of approximately $2.1 million in the fourth quarter of fiscal 2011.

The state action was dismissed with prejudice on January 20, 2011.

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

This is one of 54 actions that were coordinated for pretrial purposes as In re Section 16(b) Litigation, Master Case No. 07-1549 JLR, with the first action filed on October 2, 2007. In July 2008, Packeteer and 29 other nominal defendants moved to dismiss the amended complaint. Packeteer also separately moved to dismiss the action brought against it on the ground that Simmonds lacks standing to pursue the action because her interest was extinguished when Packeteer merged into our wholly-owned subsidiary on June 6, 2008. The federal district court heard the motions to dismiss in January 2009. On March 12, 2009, as a consequence of those motions, the court issued an Order Dismissing Cases and entered judgment dismissing the actions, including the action brought against Packeteer. The court denied as moot, Packeteer’s separate motion to dismiss.

On March 31, 2009, Simmonds appealed the judgment to the Court of Appeals for the Ninth Circuit, and thereafter filed an amended notice of appeal on April 10, 2009 at the appellate court’s request. The underwriter defendants filed a cross-appeal in each of the cases and moved for dismissal of the appeal (including the appeal relating to Packeteer’s IPO). The appellate court heard oral argument on October 5, 2010 and, on December 2, 2010, issued an order dismissing with prejudice the amended complaint against the moving defendants, including Packeteer, but reversed and remanded the district court’s decision on the underwriter defendants’ motion to dismiss the claims arising from the non-moving issuers’ IPOs.

On December 16, 2010, the underwriter defendants filed a petition for panel rehearing and petition for rehearing en banc. Appellant Simmonds also filed a petition for rehearing en banc. On January 18, 2011, the court denied the petition for rehearing and petitions for rehearing en banc. It further ordered that no further petitions for rehearing may be filed.

In response to motions brought by the issuer defendants and Simmonds, the court has now stayed its mandate in all cases (including that against Packeteer and other the other moving issuers) for ninety days pending the filing of a petition for writ of certiorari with the United States Supreme Court.

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

Net revenue is attributed to three geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area:

	Three Months Ended January 31,
	2011		2010
	(dollars in thousands)
Americas (1)	$55,067	44.8%	$53,561	42.1%
EMEA (2)	43,755	35.6	50,531	39.8
APAC (3)	24,060	19.6	23,024	18.1

Total net revenue	$122,882	100%	$127,116	100.0%

	Nine Months Ended January 31,
	2011		2010
	(dollars in thousands)
Americas (1)	$166,616	45.5%	$162,121	44.6%
EMEA (2)	126,851	34.6	137,236	37.7
APAC (3)	72,942	19.9	64,184	17.7

Total net revenue	$366,409	100%	$363,541	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category:

	Three Months Ended January 31,
	2011		2010
	(dollars in thousands)
Product	$73,447	59.8%	$84,125	66.2%
Service	49,435	40.2	42,991	33.8

Total net revenue	$122,882	100.0%	$127,116	100.0%

	Nine Months Ended January 31,
	2011		2010
	(dollars in thousands)
Product	$222,142	60.6%	$234,319	64.5%
Service	144,267	39.4	129,222	35.5

Total net revenue	$366,409	100.0%	$363,541	100.0%

At January 31, 2011, substantially all of our long-lived assets were located in the United States.

Certain of our global distributors, including their various affiliates, may account for more than 10% of our net revenue in certain periods. In the third quarter of fiscal 2011, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 25.0%, 16.3% and 12.2% of our total net revenue, respectively. In the third quarter of fiscal 2010, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 26.0%, 16.4% and 11.6% of our total net revenue, respectively. In the first nine months of fiscal 2011, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 25.2%, 16.1% and 14.0% of our total net revenue, respectively. In the first nine months of fiscal 2010, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 23.5%, 16.7% and 11.8% of our total net revenue, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: plans to develop and offer new products and services and enter new markets; expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues, gross margins and income tax provisions; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; our ability to achieve expected levels of revenues and other anticipated benefits from acquired businesses; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

We recently have experienced changes in our senior executive team and our sales organization. Effective September 1, 2010, Michael J. Borman was appointed as President and Chief Executive Officer of the Company. Brian M. NeSmith, who has served as President and Chief Executive Officer since 1999, was appointed to the newly created role of Chief Product Officer, and is now directly responsible for overseeing our product strategy and development. Effective December 13, 2010, Steve Daheb was appointed Chief Marketing Officer, replacing Mr. NeSmith, who had served as our interim Chief Marketing Officer. We also have experienced higher than normal attrition in our sales organization, but have hired and are recruiting new sales personnel and have taken steps to enhance retention of our sales personnel.

In fiscal 2010 and continuing in fiscal 2011, we evolved our business strategy to include offering the core functionality of our products to new markets and through new delivery models and strategic relationships. We reorganized our product-oriented and development resources into product groups to support this strategy and to better address specific markets, such as the telecommunications carrier market and the mid-market for Secure Web Gateway.

During fiscal 2010 and continuing in fiscal 2011, we also focused on improving our operational efficiency and cost structure. We measure the success of these efforts in substantial part by our operating margin and cash flow from operations. While we were successful in maintaining operating profitability at our projected levels in the first nine months of fiscal 2011, product revenue declined slightly from the prior fiscal year, partially offset by increased service revenue. Many factors can impact our future performance and profitability, including the global economic environment, seasonality and actions we take that we believe are necessary to drive future growth, including investments in research and development and in sales and marketing programs.

We believe that continued growth of our net revenue, particularly from sales of products and new services, will be a key driver of future increases in our profitability and improvement in our financial condition. We experienced a decline in product revenue in the third quarter of fiscal 2011 compared with the same quarter a year ago, which we believe resulted from our need to improve our sales and marketing programs and focus as well as the timing of our new product introductions. We have taken steps to address these issues and to reinvigorate our net revenue growth through sales of our products and new services, and continuing to address these issues will be a significant priority for us in the fourth quarter of fiscal 2011 and in fiscal 2012.

We presently are taking steps to grow our net revenue through a number of sales, marketing and development efforts. These include steps designed to increase sales of our Secure Web Gateway products to our traditional large enterprise customers through adding new functionality, such as the functionality to control and manage Web 2.0 and social networking traffic that we recently added to our ProxySG appliance, and by expanding that customer base and engaging in cross-selling. During the third quarter of fiscal 2011, we released new Secure Web Gateway and WAN optimization products, as well as a Secure Web Gateway appliance with functionality tailored for smaller enterprises, which will be offered on a subscription basis. We also took steps to increase sales of our WAN acceleration products through targeted marketing and channel programs; assignment of dedicated officer level and sales resources; and increased sales incentives. We intend to continue the targeted programs and incentives in our fourth quarter of fiscal 2011. We recently released a new version of our PacketShaper product and are investing in sales and marketing programs to promote that product line.

In addition to addressing revenue growth of specific products and in specific markets, we are focusing on addressing sales coverage and strategies in our specific geographies. We have taken steps to address problems that we identified in our EMEA region after the fourth quarter of fiscal 2010, including realigning our sales practices in Europe to better implement mixed sales strategies that address the needs of our diverse customer base and the variety of our product offerings, and have taken steps to address the structure and leadership of our EMEA sales organization. While we saw improvement in our EMEA bookings and sales closure rates in our third quarter of fiscal 2011, we believe that it may take several quarters to effect the changes we believe are necessary to materially improve performance in that region.

Although we intend to continue to focus on our operational efficiency, cost structure and profitability during the remainder of this fiscal year, we have recently made significant investments designed to drive increased net revenue and market penetration, including making expenditures on sales, marketing and research and development, and intend to continue those expenditures in our fourth fiscal quarter. Revenue from certain of our new products, which will be offered on a subscription basis, will be recognized ratably over a period of a year or more and accordingly will have a lessened impact on current revenue when sales commence. As well, certain of our product lines, including our telecommunications carrier product that uses our CacheFlow platform, may have longer sales cycles than those we traditionally have experienced. Finally, to the extent we offer products targeted to customers outside of our traditional large enterprise base, we will be investing in developing the appropriate channel and sales programs to effectively sell those products. Any of the foregoing may impact our ability to achieve our desired level of profitability during the remainder of this fiscal year and continuing into fiscal 2012.

We track many financial metrics as key measures of our business performance, including net revenue, operating margin, deferred revenue, cash flow from operations and cash position.

Net Revenue

Net revenue, which includes product and service revenue, decreased to $122.9 million in the third quarter of fiscal 2011 from $127.1 million in the third quarter of fiscal 2010. Net product revenue in the third quarter of fiscal 2011 was $73.4 million, a $10.7 million decrease compared with the third quarter of fiscal 2010. We believe this decrease resulted from our need to improve our sales and marketing programs and focus as well as the timing of our new product introductions. Net product revenue primarily consists of revenue from sales of our ProxySG and PacketShaper appliances and licenses to our WebFilter product. We recognized $49.4 million in service revenue in the third quarter of fiscal 2011, a $6.4 million increase compared with the third quarter of fiscal 2010. The increase in service revenue was the result of continued growth in our installed base and the resulting increase in revenue from renewal service contracts.

Operating Margin

Our operating income increased by $7.6 million to $15.4 million in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010. This increase was attributable to an increase in our gross profit margin from 74.7% in the third quarter of fiscal 2010 to 77.8% in the third quarter of fiscal 2011 and a decrease in operating expenses of $7.0 million in the third quarter of fiscal 2011 compared with the same quarter in fiscal 2010. The quarter- over-quarter gross margin increase resulted from higher gross margins associated with our high-end ProxySG appliance and higher service gross margins associated with the improved efficiency of our worldwide support delivery model. The quarter-over-quarter decrease in operating expenses was primarily driven by a decrease in restructuring charges in the quarter, partially offset by increases in our sales and marketing expenses.

Operating expenses consist of sales and marketing expenses, research and development expenses, general and administrative expenses, amortization of acquisition-related intangible assets and restructuring charges. Personnel-related costs, including stock-based compensation, are the primary driver of our operating expenses in each functional area. As of January 31, 2011 and 2010 we had 1,342 and 1,356 full-time equivalent employees, respectively.

Deferred Revenue

Net deferred revenue was $178.5 million at January 31, 2011 compared with $154.2 million at April 30, 2010. The increase was primarily due to an increase in the sales of renewal service contracts to our customers, which was the result of continued growth in our installed base and improvements in renewal rates for our maintenance contracts.

Cash Flow from Operations and Cash Position

During the first nine months of fiscal 2011, we generated cash flow from operations of $110.6 million compared with $71.0 million generated in the same period in fiscal 2010. The increase in operating cash flow in fiscal 2011 was primarily driven by higher net income, as well as an increase in working capital sources of cash from higher accounts payable, accrued liabilities, including $4.2 million of proceeds received in connection with the settlement of our derivative litigation, and deferred revenue balances, partially offset by working capital uses of cash from higher accounts receivable and inventory balances at January 31, 2011. Our cash and cash equivalents and restricted cash were $350.9 million at January 31, 2011 compared with $237.3 million at April 30, 2010.

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

We operate a multiple tier channel distribution model that includes both distributors and value-added resellers. In most cases, we sell our products to distributors, who in turn sell to value-added resellers and ultimately end users. In these cases, we ship our products from our fulfillment centers to value-added resellers who provide configuration services for end users. In some cases, we sell directly to value-added resellers, who in turn sell to end users. In these cases, we ship our products from our fulfillment centers directly to end users. We generally do not accept orders from distributors or value-added resellers when we are aware that they do not have an order from an end user. Additionally, we provide unspecified software upgrades for most of our products, on a when-and-if available basis, through post contract customer support (“maintenance”) contracts.

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

The impact from the adoption of the amended revenue recognition rules to total revenue, net income, and deferred revenue was not material for the three and nine months ended January 31, 2011. The new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenue in periods after initial adoption, although the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period. However, we expect that this new accounting guidance will facilitate our efforts to optimize the sales and marketing of our offerings due to better alignment between the economics of an arrangement and the accounting for that arrangement. This may lead us to engage in new go-to-market practices. In particular, we expect that the new accounting standards will enable us to better combine products and services for which VSOE does not exist with other offerings and solutions. As these go-to-market strategies evolve, we may modify our pricing practices, which could result in changes in the relative selling prices of our elements, including both VSOE and BESP. As a result, the timing of revenue recognition on our future multiple element arrangements could differ materially from the recognition in the current period. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized with respect to the arrangement. We currently are unable to determine the impact that the newly adopted accounting principles could have on the timing of our revenue as these go-to-market strategies evolve.

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

Acquisitions, Goodwill and Identifiable Intangible Assets

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration be recorded at the date of acquisition at their respective fair values. Goodwill is measured as a residual as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

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

We perform goodwill impairment tests annually during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2010 and concluded that no impairment existed at April 30, 2010. During the first nine months of fiscal 2011, there were no significant events or changes in circumstances that affect our valuation of goodwill.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
Net revenue:
Product	59.8%	66.2%	60.6%	64.5%
Service	40.2%	33.8%	39.4%	35.5%

Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue:
Product	12.9%	16.3%	12.9%	16.4%
Service	9.3%	9.0%	8.8%	10.0%

Total cost of net revenue	22.2%	25.3%	21.7%	26.4%
Gross profit	77.8%	74.7%	78.3%	73.6%
Operating expenses:
Sales and marketing	38.5%	33.8%	37.3%	36.9%
Research and development	17.2%	16.8%	16.9%	16.7%
General and administrative	8.1%	9.4%	8.5%	9.9%
Amortization of intangible assets	1.5%	1.4%	1.5%	1.5%
Restructuring	—	7.1%	0.1%	2.4%

Total operating expenses	65.3%	68.5%	64.3%	67.4%

Operating income	12.5%	6.2%	14.0%	6.2%
Interest income	0.1%	0.1%	0.1%	0.1%
Interest expense	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Other expense, net	(0.2)%	(0.6)%	(0.1)%	(0.2)%

Income before income taxes	12.2%	5.5%	13.8%	5.9%
Provision for income taxes	2.4%	0.1%	3.4%	0.6%

Net income	9.8%	5.4%	10.4%	5.3%

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

The following is a summary of net revenue and the changes in net revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(dollars in thousands)
Total net revenue	$122,882	$127,116	$366,409	$363,541
Change from same period prior year ($)	$(4,234)	$17,520	$2,868	$32,418
Change from same period prior year (%)	(3.3)%	16.0%	0.8%	9.8%

Quarter Ended January 31, 2011 compared with Quarter Ended January 31, 2010: Net revenue, which includes product and service revenue, decreased $4.2 million, or 3.3%, in the third quarter of fiscal 2011 compared with the same period in fiscal 2010. Net product revenue in the third quarter of fiscal 2011 was $73.4 million, a $10.7 million decrease compared with the same period in fiscal 2010. We believe this decrease resulted from our need to improve our sales and marketing programs and focus as well as the timing of our new product introductions. Net service revenue in the third quarter of fiscal 2011 was $49.4 million, a $6.4 million increase compared with the same period in fiscal 2010. The increase in service revenue was the result of continued growth in our installed base and the resulting increase in revenue from renewal service contracts.

Nine months Ended January 31, 2011 compared with Nine months Ended January 31, 2010: Net revenue, which includes product and service revenue, increased $2.9 million, or 0.8%, in the first nine months of fiscal 2011 compared with the same period in fiscal 2010. Net product revenue in the first nine months of fiscal 2011 was $222.1 million, a $12.2 million decrease compared with the same period in fiscal 2010. We believe this decrease resulted from our need to improve our sales and marketing programs and focus as well as the timing of our new product introductions. Net service revenue in the first nine months of fiscal 2011 was $144.3 million, a $15.0 million increase compared with the same period in fiscal 2010. The increase in service revenue was the result of sales of new service contracts sold with our appliances and continued growth in our installed base and the resulting increase in revenue from renewal service contracts.

The following is a summary of net revenue by geographic area:

	Three Months Ended January 31,
	2011		2010
	(dollars in thousands)
Americas (1)	$55,067	44.8%	$53,561	42.1%
EMEA (2)	43,755	35.6	50,531	39.8
APAC (3)	24,060	19.6	23,024	18.1

Total net revenue	$122,882	100.0%	$127,116	100.0%

	Nine Months Ended January 31,
	2011		2010
	(dollars in thousands)
Americas (1)	$166,616	45.5%	$162,121	44.6%
EMEA (2)	126,851	34.6	137,236	37.7
APAC (3)	72,942	19.9	64,184	17.7

Total net revenue	$366,409	100.0%	$363,541	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

Revenues from sales to customers outside of the Americas are a significant part of our revenue mix. Since all of our sales are currently invoiced in U.S. dollars, a change in the value of the dollar relative to foreign currencies could affect the demand for our products and therefore impact our revenues in foreign markets. For the three and nine months ended January 31, 2011, approximately 55.2% and 54.5% of our total net revenue, respectively, was derived from customers outside of the Americas compared with 57.9% and 55.4% for the three and nine months ended January 31, 2010.

Net revenue in the Americas increased $1.5 million in the third quarter of fiscal 2011, up 2.8% from the same period in fiscal 2010. This increase was driven by a $2.6 million increase in our service revenue, driven primarily by an increase in revenue from both new and renewal service contracts, partially offset by a decrease in product revenue. Product revenue in the Americas decreased $1.1 million in third quarter of fiscal 2011 compared with the same period in fiscal 2010, driven primarily by a decrease in product revenue related to our PacketShaper and WebFilter products, partially offset by an increase in product revenue related to our ProxySG products. Net revenues in the Americas for the nine months ended January 31, 2011 increased $4.5 million, up 2.8% compared with the same period in fiscal 2010, driven primarily by a $5.3 million increase in revenue from both new and renewal service contracts. This increase was partially offset by a $0.8 million decrease in product revenue in the Americas for the nine months ended January 31, 2011 compared with the same period in fiscal 2010, driven primarily by a decrease in product revenue related to our PacketShaper and WebFilter products, partially offset by an increase in product revenue related to our ProxySG products.

Net revenue in EMEA decreased $6.8 million in the third quarter of fiscal 2011, down 13.4% from the same period in fiscal 2010. This decrease was primarily driven by a $9.5 million decrease in product revenue resulting from a decrease in sales of our ProxySG products, partially offset by a $2.7 million increase in service revenue from renewal service contracts. Net revenue in EMEA for the nine months ended January 31, 2011 decreased $10.4 million, down 7.6% compared with the same period in fiscal 2010, driven primarily by a decrease in sales of our proxy appliances partially offset by an increase in service revenue from both new and renewal service contracts.

Net revenue in APAC increased $1.0 million in the third quarter of fiscal 2011, up 4.5% from the same period in fiscal 2010. This increase was driven by an increase in service revenue related to new and renewal service contracts. Net revenue in APAC for the nine months ended January 31, 2011 increased $8.8 million, up 13.6% compared with the same period in fiscal 2010, driven by an increase in sales of our ProxySG products and an increase in service revenue from both new and renewal service contracts.

Gross Profit

The following is a summary of gross profit:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(dollars in thousands)
Gross profit	$95,593	$95,001	$286,761	$267,698
Gross profit margin	77.8%	74.7%	78.3%	73.6%

Quarter Ended January 31, 2011 compared with Quarter Ended January 31, 2010: Gross profit increased $0.6 million, or 0.6%, in the third quarter of fiscal 2011 compared with the same period of fiscal 2010, as a result of an increase in gross profit margin. Gross profit margin in the third quarter of fiscal 2011 increased to 77.8% from 74.7% in the third quarter of fiscal 2010, primarily as a result of higher gross margins associated with our high-end ProxySG appliance and higher service gross margins associated with the improved efficiency of our worldwide support delivery model.

Nine months Ended January 31, 2011 compared with Nine months Ended January 31, 2010: Gross profit increased $19.1 million, or 7.1%, in the first nine months of fiscal 2011 compared with the same period of fiscal 2010, as a result of an increase in net revenue and related gross profit margin. Gross profit margin in the first nine months of fiscal 2011 increased to 78.3% from 73.6% in the first nine months of fiscal 2010, primarily as a result of higher gross margins associated with our high-end ProxySG appliance, higher service gross margins associated with the improved efficiency of our worldwide support delivery model and a decreased impact from the application of fair value purchase accounting on Packeteer inventory and deferred revenue, which negatively impacted the cost of net revenue and service revenue by $4.8 million in total for the first nine months of fiscal 2010 compared with a negative impact of $0.7 million in total for the same period in fiscal 2011.

Sales and Marketing

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. The following is a summary of sales and marketing expense:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(dollars in thousands)
Sales and marketing	$47,196	$42,923	$136,672	$134,107
Sales and marketing as a percentage of net revenue	38.5%	33.8%	37.3%	36.9%

Quarter Ended January 31, 2011 compared with Quarter Ended January 31, 2010: Sales and marketing expense increased $4.3 million, or 10.0%, in the third quarter of fiscal 2011 compared with the same period in fiscal 2010. The increase in sales and marketing expense was primarily attributable to a $3.6 million increase in commission payments recruiting fees and severance costs, and increases in travel expenses. Sales and marketing headcount was 504 at January 31, 2011 compared with 515 at January 31, 2010.

Nine months Ended January 31, 2011 compared with Nine months Ended January 31, 2010: Sales and marketing expense increased $2.6 million, or 1.9%, in the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010. The increase in sales and marketing expense was primarily attributable to a $3.5 million increase in commission payments, recruiting fees and severance costs, and a $2.6 million increase in various other sales expenses, including travel and sales events, partially offset by a $2.4 million decrease in salaries and stock compensation expenses due to lower headcount during the current fiscal year and a $1.1 million decrease in marketing program costs.

We currently expect sales and marketing expense during the fourth quarter of fiscal 2011 to increase in absolute dollars as a consequence of an increase in sales expense as a result of year-end incentives included in sales compensation plans.

Research and Development

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs. The following is a summary of research and development expense:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(dollars in thousands)
Research and development	$21,145	$21,419	$61,948	$60,823
Research and development as a percentage of net revenue	17.2%	16.8%	16.9%	16.7%

Quarter Ended January 31, 2011 compared with Quarter Ended January 31, 2010: Research and development expense decreased $0.3 million, or 1.3%, in the third quarter of fiscal 2011 compared with the same period in fiscal 2010. The decrease in research and development expense primarily related to decreased personnel-related charges as a result of lower headcount related to our Fiscal 2010 Restructuring Plan (the “2010 Plan”). This decrease was offset by increases in spending on equipment and other new and ongoing research and development projects. Research and development headcount was 368 at January 31, 2011 compared with 434 at January 31, 2010.

Nine months Ended January 31, 2011 compared with Nine months Ended January 31, 2010: Research and development expense increased $1.1 million, or 1.8%, in the first nine months of fiscal 2011 compared with the same period in fiscal 2010. The increase in research and development expense for the first nine months of fiscal 2011 was largely attributable to spending on equipment and other new and ongoing research and development projects and increased profit sharing expense, partially offset by decreased personnel-related charges as a result of lower headcount during the current fiscal year compared with the prior fiscal year related to our the 2010 Plan.

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

General and Administrative

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses. The following is a summary of general and administrative expense:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(dollars in thousands)
General and administrative	$9,982	$11,941	$31,040	$35,833
General and administrative as a percentage of net revenue	8.1%	9.4%	8.5%	9.9%

Quarter Ended January 31, 2011 compared with Quarter Ended January 31, 2010: General and administrative expense decreased $1.9 million, or 16.4%, in the third quarter of fiscal 2011 compared with the same period in fiscal 2010. The decrease was primarily due to decreased legal expenses, professional services fees and severance costs. General and administrative headcount was 185 at January 31, 2011 compared with 177 at January 31, 2010.

Nine months Ended January 31, 2011 compared with Nine months Ended January 31, 2010: General and administrative expense decreased $4.8 million, or 13.4%, in the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010. The decrease was primarily due to decreases in legal expenses and professional services fees and personnel-related charges, including severance costs, partially offset by an increase in profit sharing expense.

Amortization of Intangible Assets

Amortization expense for our intangible assets for the three and nine months ended January 31, 2011 and 2010 was allocated as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Included in cost of net revenue	$1,168	$1,239	$3,524	$3,934
Included in operating expenses	1,843	1,803	5,529	5,446

Total	$3,011	$3,042	$9,053	$9,380

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

For the three and nine months ended January 31, 2011 and 2010, the amortization of intangible assets was related to our acquisitions of S7, Packeteer, Inc., certain assets of the NetCache business from Network Appliance, Permeo, Inc., Cerberian, Inc. and Ositis Software, Inc. The amortization of developed technology and trade name is charged to cost of net revenue, while the amortization of customer relationships is charged to operating expense. Our core technology intangible assets prior to being fully amortized were also charged to cost of net revenue. We amortize customer relationships, developed technology and trade name on a straight-line basis over their weighted average expected useful lives of 5, 5, and 2 years, respectively. Total amortization expense for our identifiable intangible assets for the three and nine months ended January 31, 2011 was $3.0 million and $9.1 million, respectively, and $3.0 million and $9.4 million for the three and nine months ended January 31, 2010, respectively. Amortization expense related to our identifiable intangible assets for the remainder of fiscal 2011 is expected to be $3.0 million.

Restructuring Charges

Restructuring charges consist primarily of personnel-related severance costs, contract termination costs and stock-based compensation expense. Stock-based compensation expense included in restructuring charges resulted primarily from the additional vesting of unvested option shares, restricted shares and restricted stock units upon termination of the employment of those employees pursuant to the terms of their separation agreements. The following is a summary of restructuring charges:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(dollars in thousands)
Restructuring charges	$15	$9,059	$193	$9,059
Restructuring charges as a percentage of net revenue	—	7.1%	0.1%	2.4%

Restructuring charges in the first nine months of fiscal 2011 consisted of expenses associated with the 2010 Plan. The total estimated restructuring charges associated with the 2010 Plan are $12.7 million. Of the total restructuring charges, $10.8 million in charges relates to severance and related benefits for 265 employees and $1.9 million in charges relates to facility closures and consolidations. We have recorded $12.7 million of restructuring charges through the third quarter of fiscal 2011, including $0.1 million of stock-based compensation, and do not expect to incur any material charges in the future. Restructuring activities were substantially complete by the end of the first quarter of fiscal 2011.

Interest Income, Interest Expense and Other Expense, Net

Interest income consists of interest income earned on our cash and marketable securities. Our cash historically has been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. At January 31, 2011, our cash was invested in money market mutual funds and a money market savings account. Interest expense primarily relates to amortization of the fair value of warrants and a beneficial conversion feature associated with our convertible senior notes. Other expense, net, consists primarily of foreign currency exchange gains or losses, and non-recurring gains or losses realized outside our normal course of business. The following is a summary of interest income, interest expense and other expense, net:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Interest income	$155	$57	$445	$230
Interest expense	$(224)	$(226)	$(671)	$(681)
Other expense, net	$(340)	$(758)	$(505)	$(619)

Quarter Ended January 31, 2011 compared with Quarter Ended January 31, 2010: Interest income increased in the third quarter of fiscal 2011 compared with the same period of fiscal 2010 as a result of interest paid on our higher cash balances. Interest expense was essentially flat in the third quarter of fiscal 2011 compared with the same period in fiscal 2010 and during both periods related to the amortization of the fair value of warrants and a beneficial conversion feature associated with our Convertible Senior Notes (as defined in “Liquidity and Capital Resources”). Other expense, net decreased in the third quarter of fiscal 2011 compared with the same period in fiscal 2010 due to a decrease in foreign exchange losses incurred during the third quarter of fiscal 2011.

Nine months Ended January 31, 2011 compared with Nine months Ended January 31, 2010: Interest income increased for the first nine months of fiscal 2011 compared with the same period of fiscal 2010 as a result of interest paid on our higher cash balances. Interest expense was essentially flat in the first nine months of fiscal 2011 compared with the same period in fiscal 2010 and during both periods related to the amortization of the fair value of warrants and a beneficial conversion feature associated with our Convertible Senior Notes. Other expense, net decreased during the first nine months of fiscal 2011 compared with the same period in fiscal 2010 due to a decrease in foreign exchange losses incurred during the first nine months of fiscal 2011.

Provision for Income Taxes

The following is a summary of provision for income taxes:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Provision for income taxes	$2,932	$21	$12,619	$2,089

The provision for income taxes primarily reflects current and deferred U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The provision for income taxes for the three and nine months ended January 31, 2011 was $2.9 million and $12.6 million, respectively, compared with $21 thousand and $2.1 million for the three and nine months ended January 31, 2010.

On December 17, 2010, President Obama signed the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, which retroactively extended the R&D tax credit for tax years beginning after

December 31, 2009 through December 31, 2012. As a result of this change in federal tax law, the Company recorded a net federal R&D credit of $0.8 million benefit for the fiscal year ended April 30, 2010 and $0.4 million benefit for fiscal quarter ended January 31, 2011 both of which were recorded discretely in the quarter.

Our total gross unrecognized tax benefits as of January 31, 2011 and April 30, 2010 were $41.0 million and $33.9 million, respectively. The increase is primarily related to uncertainties with respect to the taxation of cross-border arrangements within the group that were recorded in the period. Included in our gross unrecognized tax benefits as of January 31, 2011 is approximately $38.7 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits were approximately $2.0 million as of January 31, 2011, including approximately $0.3 million and $0.7 million charged to provision for income taxes for the three and nine months ended January 31, 2011, respectively.

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

Acquisitions

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7, an IT research and development outsourcing firm based in Bangalore, India. We acquired an additional 8.4% of the outstanding shares of S7 in July 2010, and acquired the remaining 7.1% of the outstanding shares of S7 on November 22, 2010. We acquired S7 to serve as the Company’s new development center in India and to provide expertise in software development, code migration and network security. The total purchase price was $6.4 million in cash, consisting of $4.3 million for the shares initially acquired and $0.8 million of noncontrolling interest subsequently acquired (which amounts include an allocation of $1.1 million for excess working capital remaining as of the closing date), and $1.3 million payable over the 30 months subsequent to the initial closing date. Under the stock purchase agreement, the selling shareholders will indemnify us for up to $1.3 million for damages caused by inaccuracies in, breaches or violations of or defaults under representations, warranties, covenants or agreements. Any such amounts may be withheld from the $1.3 million in remaining payments due under the purchase agreement. In allocating the purchase price based on estimated fair values, we recorded approximately $4.5 million of goodwill, $0.7 million of identifiable intangible assets for customer relationships and $1.2 million of net tangible assets. In connection with the acquisition, we recognized $0.1 million of transaction costs which were included in general and administrative expenses in our condensed consolidated statement of operations. In addition, we agreed to pay potential retention bonuses up to an aggregate amount of $2.0 million to certain S7 shareholders who were also employees. Payment of these bonuses is contingent upon the performance of post-acquisition services by those shareholders over the 30 months subsequent to the initial closing date. Accordingly, the potential bonus amounts will be accrued as compensation expense over the assumed retention period. Our acquisition of S7 did not result in the creation of a new business segment.

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

As of January 31, 2011, we had cash and cash equivalents of $349.8 million and restricted cash of $1.0 million. We believe our existing cash and cash equivalents and anticipated cash from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may seek to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of other business opportunities as they arise.

The following summarizes cash and cash equivalents and restricted cash:

	As of January 31, 2011	As of April 30, 2010
	(dollars in thousands)
Cash and cash equivalents	$349,844	$236,347
Restricted cash	1,031	986

Total cash and cash equivalents and restricted cash	$350,875	$237,333

Percentage of total assets	43.9%	34.1%

Cash Flows

	Nine Months Ended January 31,
	2011	2010
	(in thousands)
Cash provided by operating activities	$110,604	$70,988
Cash used in investing activities	(9,267)	(19,953)
Cash provided by financing activities	12,160	22,056

Net increase in cash and cash equivalents	$113,497	$73,091

Cash Flows from Operating Activities: Our largest source of operating cash is cash collected from our customers who purchase our products and services. Our primary uses of cash from operating activities are for personnel-related costs, product costs, and facility costs.

Net cash provided by operating activities was $110.6 million for the first nine months of fiscal 2011 compared with $71.0 million in the same period of fiscal 2010. In the first nine months of fiscal 2011 we had significantly higher net income, as well as an increase in working capital sources of cash from higher accounts payable, accrued liabilities and deferred revenue balances, offset by working capital uses of cash from higher accounts receivable and inventory balances at January 31, 2011. Accounts payable increased primarily as a result of timing of payments to vendors. The increase in deferred revenue was primarily due to an increase in the sales of renewal service contracts to our customers. Accrued liabilities increased primarily due to an increase in long-term income taxes payable as a result of our significantly higher net income in the current fiscal year and $4.2 million of settlement proceeds received from our derivative litigation, offset by decreases in accrued restructuring. These sources of cash were partially offset by working capital uses of cash, including an increase in our accounts receivable balance as reflected by our increase in days sales outstanding from 44 days at April 30, 2010 to 48 days at January 31, 2011.

Cash Flows from Investing Activities: The changes in cash flows from investing activities primarily related to acquisitions and purchases of property and equipment, and technology licenses.

Net cash used by investing activities was $9.3 million for the first nine months of fiscal 2011 compared with $20.0 million in the same period of fiscal 2010, a decrease of $10.7 million. This decrease was primarily due to fiscal 2010 purchases of technology licenses, and cash used to purchase the initial shares of S7 in the amount of $3.8 million, net of cash acquired in fiscal 2010.

Cash Flows from Financing Activities: The changes in cash flows from financing activities primarily related to proceeds from issuances of common stock and cash used to purchase the remaining shares of S7.

Net cash provided by financing activities was $12.2 million the first nine months of fiscal 2011 compared with $22.1 million in the same period of fiscal 2010. The net cash provided by our financing activities in the first nine months of fiscal 2011 primarily consisted of proceeds from purchases of our stock under our employee stock purchase plan and proceeds from the exercise of employee stock options, which were significantly lower than in the same period of fiscal 2010, partially offset by cash used to purchase the remaining shares of S7 for $0.8 million. The decrease in option exercises was coupled with an increase in net issuances of shares to satisfy our tax withholding obligations in connection with the vesting of restricted stock and restricted stock units compared with the same period in fiscal 2010.

Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. As of January 31, 2011, the Convertible Senior Notes were reported on our condensed consolidated balance sheet at $77.9 million, net of a discount of $2.1 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

Contractual Obligations

Leases

We lease certain office facilities and office equipment under non-cancelable operating leases that expire at various dates through 2020. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent increases, rent holidays and improvement allowances, if applicable. Any assets purchased using a lessee improvement allowance are capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

As of January 31, 2011, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
Remainder of 2011	$2,719
2012	10,199
2013	9,956
2014	8,664
2015	7,911
Thereafter	5,880

Total future minimum lease payments, net	$45,329

Purchase Commitments and Other

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2011. As of January 31, 2011 our total purchase commitments for inventory were $7.0 million.

Off-Balance Sheet Arrangements

As of January 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

As of January 31, 2011, we did not have any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of January 31, 2011, we had cash and cash equivalents of $349.8 million and restricted cash of $1.0 million. These amounts were primarily held in money market funds. We maintain a conservative investment policy, which is intended to enhance the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates, given the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We primarily develop products in the United States and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Since all of our sales are currently invoiced and collected in U.S. dollars, a strengthening of the dollar could potentially make our products less price-competitive in foreign markets. As a significant portion of our net revenue and earnings are derived from international operations, this could adversely affect our net revenue and earnings. For the three and nine months ended January 31, 2011, approximately 55.2% and 54.5%, respectively of our total net revenue was derived from customers outside of the Americas. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies, which to date have constituted an insignificant portion of our total operating expenses. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. The foreign currency translation risk associated with our international operations has been material in the past and could be material in the future.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered by investors before making an investment decision. We have updated a risk factor relating to personnel from that presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended April 30, 2010. That risk factor is set forth at the end of this section and addresses certain management changes and transitions during the past two fiscal quarters.

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

Substantially all of our revenue is generated through sales by our channel partners, which include distributors and value-added resellers. During fiscal 2010, approximately 98% of our revenue was generated through our channel partners, and 54% of our revenue was generated through 3 channel partners. During the first nine months of fiscal 2011, approximately 99% of our revenue was generated through our channel partners, and 55% of our revenue was generated through three channel partners. We depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and to add new sales channel partners and effectively train and integrate them with our sales process. As well, our planned entry into new markets, such as cloud computing, potentially will require that we add new channel partners and educate and transition existing channel partners to effectively address these markets. If we are unsuccessful in those efforts, this will limit our ability to grow our business and our business, financial condition and results of operations will be adversely affected.

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

The success of our business is predicated on our ability to create new products and technologies and to anticipate future market requirements and applicable industry standards. We presently are investing in several new product groups, including one targeted at carrier infrastructure products, one targeted at providing our Secure Web Gateway functionality as a cloud computing service, and one targeted at providing a Secure Web Gateway appliance for the smaller enterprise customer. To accomplish these investments, we intend to continue to add personnel and other resources to our research and development function. We will likely recognize costs associated with these investments earlier than the anticipated benefits. If we do not achieve the anticipated benefits from these investments, or if the achievement of these benefits is delayed, our business, financial condition and results of operations may be adversely affected.

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

We currently have operations in a number of foreign countries. In fiscal 2010, 55.5% of our total net revenue was derived from customers outside of the Americas and during the first nine months of fiscal 2011, 54.5% of our total revenue was derived from customers outside of the Americas; thus, our business is substantially dependent on economic conditions and IT spending in markets outside the Americas. As well, in fiscal 2010, we commenced moving certain of our research and development and other operations offshore to lower cost geographies. The expansion of our international operations and entry into additional international markets requires significant management attention and financial resources, and subjects us to certain inherent risks including:

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

As of January 31, 2011, we had 125 issued U.S. patents, 61 pending U.S. patent applications (provisional and non-provisional) and 4 foreign issued patents. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us for the infringement.

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

We depend on our ability to attract and retain highly qualified and skilled personnel on an ongoing basis. Our success will depend in part on our ability to recruit and retain key personnel and to effectively transition management responsibilities when key personnel are replaced. We recently have experienced changes in our senior executive team and our sales team and may continue to experience such changes in the future. Effective September 1, 2010, Michael J. Borman was appointed President and Chief Executive Officer and our former President and Chief Executive Officer, Brian M. NeSmith, became Chief Product Officer. Effective December 13, 2010, Steve Daheb was appointed Chief Marketing Officer, replacing Mr. NeSmith, who had served as our interim Chief Marketing Officer.

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

Dated: February 24, 2011