Form 10-K
period 2011-04-30
BLUE COAT SYSTEMS INC
filed 2011-06-08
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $1,135,520,580 as of October 29, 2010, which is the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 43,406,671 of the registrant’s Common Stock issued and outstanding as of June 2, 2011.

Documents Incorporated by Reference:

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s 2011 annual stockholders’ meeting.

BLUE COAT SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2011

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: plans to develop and offer new products and services and enter new markets; expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues, gross margins and income tax provisions; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; the success of our business strategy and changes in our business model and operations; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

PART I

Item 1. Business

General

We design, develop and sell a family of proxy and other appliances, and related software and services that secure, accelerate and optimize the delivery of business applications, Web content and other information to distributed users over a Wide Area Network (“WAN”), or across an enterprise’s gateway to the public Internet (also known as the Web). Our products provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed to accelerate and optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers. In addition to accelerating and optimizing the performance and delivery of applications, our products enable our end user customers to secure their Internet gateways and remote computer systems by providing protection from malicious code, or malware, and objectionable content.

Our products are based upon three core functionalities:

•

Security: Security of the delivery of business applications and content and protection from malware, spyware or other malicious threats, together with centrally managed policy enforcement that enables an enterprise to set, enforce and measure compliance with its corporate IT policies. When combined with visibility, policy controls offer enterprises multiple layers of network security from malicious threats and content.

•

Acceleration: Acceleration and optimization of the delivery of internal, external, real-time and customized applications and content across the networks of distributed enterprises. Optimizing the delivery of business-critical applications to provide faster response times enables an enterprise to more efficiently utilize existing bandwidth and to increase its users’ productivity.

•

Visibility: Visibility of applications, content and users on the network to enable distributed enterprises to discover, classify, prioritize and monitor applications, content and users according to their corporate IT policies. With centralized visibility into its application traffic, an enterprise can more efficiently monitor end user application response times and align its network investments with changing business requirements.

Traditionally, our principal product offerings have been hardware appliances that contain preloaded software. However, during the past two years, we have been expanding our offerings to deliver our core functionality in new ways, and in fiscal year 2011, we commercially released an offering that delivers our security functionality on a subscription basis over the Internet, adopting a model commonly known as “cloud computing.”

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

Our current business strategy is to expand our market opportunities by offering the core functionality of our products through new delivery models and to new markets and customers, and to increase sales of our products and services to our existing customer base. This includes cross-selling and continuing to improve and enhance our existing product portfolio, including providing enhanced functionality through technology partnerships with third parties.

Our Product Strategy and Markets

We operate our business in a single segment and conduct business worldwide. Our net revenue is attributed to one of three geographic areas based on the location of the customer. Our business consists of two categories: products and services. Products represented 59.9%, 64.9% and 68.7% of our revenues for fiscal 2011, 2010, and 2009, respectively. Services represented 40.1%, 35.1% and 31.3% of our revenues for fiscal 2011, 2010 and 2009, respectively. See Note 14 of Notes to Consolidated Financial Statements for additional information related to our revenue categories and a summary of net revenue by geographic area.

We currently categorize our products and services into three basic service and product offerings: Web Security, WAN Optimization and Cloud Service. Our products and services principally are sold to both strategic and large enterprise customers (generally having 10,000 or more users) and mid-enterprise customers (generally having 1,500-10,000 users), although some of our products and services are also purchased by small and medium businesses with less than 1,500 users.

Web Security

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

Our Web Security products are designed to perform the following functions to provide more secure communications with the Internet:

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

Our Web Security products are sold to strategic and large enterprise customers, and mid-enterprise customers.

Our principal products for Web Security are our Blue Coat ProxySG® Proxy Edition appliance, which provides proxy, policy and authentication functionality; Blue Coat ProxyAV™ appliance, which provides malware scanning; and Blue Coat WebFilter product, which is a content filtering database that operates on our ProxySG appliance and includes client-based software for remote workers.

WAN Optimization

Our WAN Optimization products are designed to help distributed enterprises optimize and secure the delivery of their business applications and are based upon our ProxySG technology that also serves as the foundation for our key Web Security products. They enable IT administrators to set and enforce corporate IT policies to protect information from theft and loss. In addition, they provide the ability to manage recreational traffic to ensure business-critical applications have adequate bandwidth during peak demand. Our WAN Optimization technology provides five key capabilities that are designed to optimize the delivery of business applications to users across the distributed enterprise, including:

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

Our WAN Optimization products are also designed to improve the performance of real-time and encrypted applications, including streaming video, encrypted SSL applications and applications hosted by third parties and accessed over the Internet.

Our WAN Optimization appliances are deployed in both centralized data centers and in branch offices. In addition, we make WAN Optimization functionality available as client-based software for users requiring optimized application performance while working outside of the corporate network or at offices where an appliance is not installed.

Our principal products that address the WAN Optimization market are our Blue Coat ProxySG MACH5 appliance, which is directed at strategic and large enterprise customers, and mid-enterprise customers; ProxySG Virtual Appliance, which is directed at strategic and large enterprise customers, and mid-enterprise customers; and CacheFlow® 5000 appliance, which is directed at the carrier infrastructure, or telecommunications service provider, market.

We now also include in this category our application performance monitoring products that identify and classify the applications on the network, provide visibility into network utilization and monitor application response times, utilization and performance. These products assist our strategic and large enterprise customers, and mid-enterprise end user customers in shaping their network traffic and provide Quality of Service provisioning to ensure that critical applications have priority. Our principal product that provides this functionality is our PacketShaper®appliance.

Cloud Service

During the fourth quarter of fiscal 2011, we commercially released the first module of our Blue Coat Cloud Service, and we currently have a number of end user trials underway. These end user trials include both strategic and large enterprise customers, and mid-enterprise customers, as well as small and medium businesses. Our Cloud Service is intended to extend and strengthen our position in the enterprise market, by more efficiently addressing the requirements of mobile users and smaller, distributed branch locations. As well, it is intended to build our market share in the small and medium business segment by providing a high quality enterprise grade Web security solution that requires no end user equipment or installation and that is sold by our channel partners.

Our Cloud Service is a subscription-based service that utilizes Blue Coat owned equipment located in geographically dispersed data centers to deliver our functionality through the Internet on demand. This is a scalable solution that substantially reduces the time and initial investment necessary for our subscribers to deploy our technology. The first module of our Cloud Service is our Web Security Module, which utilizes our security technology and our WebPulse service to deliver the Web gateway security to end users on a subscriber network. The benefits available to subscribers to the Web Security Module include:

•

Real-time Web Protection: The Web Security Module utilizes a combination of our WebPulse service and inline malware scanning technology to provide comprehensive protection from Web-based threats and to categorize new and unknown Web content in real time. Web content is examined by our WebPulse service, using advanced analysis techniques to identify suspicious and malicious Web sites. When malware is discovered through this analysis, it is appropriately categorized to protect future users who seek future access to that Web site.

•

Safe, Controlled Access to Social Networking: The Web Security Module uses a combination of granular social media application controls and flexible policies to allow subscribers to protect their network users from malware or other threats contained in social media and to prevent inappropriate use of social media, while permitting the use of features that are deemed important to the business. For example, a subscriber could permit its users to access the Facebook Web site, but could prevent them from uploading video or pictures. Similarly, a subscriber could permit its users to access and use Webmail, but could prevent them from sending attachments through Webmail.

•	Dynamic, Location-Aware Web Security: The Web Security Module has a built-in auto tracking feature that dynamically routes Web traffic to the closest Blue Coat data center based on the user’s current geographic location to minimize response time. The subscriber can apply global policies to provide consistent protection and enforcement for individual users of its network, even if located remotely.

•

Instant Visibility into Web Threats: The Web Security Module has a built-in reporting interface, so that subscribers’ IT administrators can track threats and can quickly identify computers on the network that are infected with malware, including where the malware is seeking to automatically forward information from the computer or network, so that the malware can be properly addressed.

During fiscal 2012, we intend to continue to invest in adding additional data centers and equipment to support our Cloud Service and to continue to enhance the functionality of the Web Security Module. As the Cloud Service is offered on a subscription basis, revenue from the service is recognized ratably, which could impact our profitability.

Product Offerings

As of April 30, 2011, our principal product offerings, in addition to our Cloud Service, are the following:

ProxySG Appliance

Our Blue Coat ProxySG® family of proxy appliances serves as the foundation for both our Web Security products (ProxySG Proxy Edition) and our WAN Optimization offerings (ProxySG MACH5 Edition). The appliance, when appropriately configured, may be placed at the Internet gateway, to provide security with respect to Web-based communications, or may be placed at connection points for entry to or exit from a WAN (or “WAN links”) to enhance and accelerate the performance of business applications and Web-based content, including video, rich media and Web 2.0 content, over that WAN. Our ProxySG appliances run our proprietary SGOS™ operating system, which is specifically designed to support the security, acceleration and policy control features of those appliances.

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

CacheFlow 5000 Appliance

Our CacheFlow 5000 appliance is directed at large telecommunications service providers and is intended to address the problems confronted by these organizations as a consequence of the tremendous growth in Web and media rich content delivered by these carriers. We initially are targeting sales to carriers in geographies where bandwidth is relatively scarce and expensive, since our first appliance principally focuses on the reduction of bandwidth consumption. We currently plan to continue to develop this product and to provide broader functionality to make it attractive to carriers globally.

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

PacketShaper Appliance

Our PacketShaper family of appliances enables an IT administrator to monitor the applications running on the enterprise’s network to obtain better information on its LAN/WAN/Internet traffic and to identify and diagnose performance problems and unauthorized applications operating on the network. PacketShaper appliances identify, measure and control a variety of traffic types, including mission-critical applications, social networking, recreational, Web-based applications and real-time applications such as voice over IP traffic and video conferencing. The administrator can use this information to track, troubleshoot and manage the network traffic to meet service level agreements and Quality of Service standards.

Services and Support

We provide a comprehensive range of service and support options to our end user customers and our channel partners, which are delivered either directly by our service and support organization or by one of our service and support partners that has been trained, qualified and authorized under one of our service delivery programs. Our service and support options include hardware and software support. We provide a warranty with our appliances and also make available proactive technical support (through the assignment of an identified technical account manager), professional services, and training services.

Our global service delivery partner programs include the following programs:

•

Our BlueTouch Support Partner Program, which provides training to and also qualifies and authorizes partners to deliver to end user customers front-line technical support of our products and Cloud Service, with back-line support to the partners provided by Blue Coat’s global 24x7 support centers and logistics team;

•

Our BlueTouch Professional Services Partner Program, which provides training to and also qualifies and authorizes partners to provide professional services relating to our products to our end user customers; and

•

Our Authorized Training Center Program, which provides training to and also qualifies and authorizes partners to deliver classroom and virtual classroom product training courses relating to our products to our end user customers.

Sales

Our worldwide sales strategy employs a multiple tier channel distribution model to provide complementary personnel, tactics, approaches and capabilities to address existing and prospective customers based upon their size, the type of business in which they are engaged, their location and their purchasing practices. Our current sales model provides sales resources focused on the level of sales opportunity and allocates our sales support personnel, such as sales engineers, based on their skill sets, rather than assigning them to a single sales team. During the first quarter of fiscal 2011, we established a separate sales team focused on the telecommunications carrier market and managed service provider market and in the second half of fiscal 2011, we established a specialized sales team focused on sales of our WAN optimization products.

Our sales organization is comprised of sales representatives or account managers and systems engineers; an inside sales team; and a channel sales organization. Our sales representatives or account managers work both with our channel partners and directly with end user customers to assess end user customer requirements and to assist in the completion of sales transactions. The primary role of our sales engineers is to provide the technical expertise necessary to complete sales transactions. Our inside sales team evaluates end user customer leads, makes initial contact with end user customers and provides general support to the sales team. The role of our channel sales organization is to enable and grow the revenue contribution of our channel partners, which include value-added resellers, global system integrators, managed service providers and distributors (collectively, our “channel partners”). Our channel sales organization provides sales and technical education, co-marketing programs, and demonstration equipment and support programs, either directly or through our value-added channel partners. It is responsible for the identification, development and support of local and regional value-added resellers, global systems integrators and service providers. During fiscal 2011, approximately 99% of our sales were made through our channel partners. Certain of our global distributors, including their various affiliates, account for more than 10% of our net revenue. In fiscal 2011, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions Inc. accounted for 25.5% 16.2% and 13.7%, of our total net revenue, respectively.

Our end user customers are categorized as strategic and large enterprise, mid-enterprise or small and medium business, based upon market segmentation. Each category is supported by the appropriate level of our direct sales organization, including account and territory managers focused on that category and system engineers that support these sales efforts together with our distributors and other channel partners.

Marketing

Our marketing investments are focused on increasing the awareness of the Blue Coat brand and its products and services among both traditional IT decision makers (network and security managers and administrators) and strategic IT decision makers (CIOs and their direct staff); educating the market about the business and technology challenges that drive the need for our products and services; and creating demand for our products, services and capabilities. We develop marketing programs to support the sale and distribution of our products and services, and to inform existing and prospective customers within our target market segments about the capabilities and benefits of our products.

Our strategic marketing investments include brand advertising intended to increase awareness of Blue Coat among strategic IT decision makers and targeted demand generation activities to stimulate demand for our products and services. Our worldwide marketing efforts include participation in industry trade shows, informational seminars and webinars, preparation and commissioning of competitive analyses, sales training, maintenance of our Web site, advertising, public relations, industry analyst relations, preparation of collateral and documentation regarding our products and services, and various other demand generation and direct marketing activities. In addition, we provide similar types of marketing support for our major channel partners and technology integration partners worldwide.

Research and Development

We believe that innovation and strong internal product development capabilities are essential to our continued success and growth. We continue to add new features, strengthen existing features of our products and invest in exploring new and adjacent markets and products that build on our core competence. In fiscal 2011, we invested in developing our cloud-based service, although we anticipate that this subscription-based service will not generate material revenue in the next few years.

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

While we anticipate that most enhancements to our existing and future products will be accomplished by internal development, we currently license certain technologies from third parties and will continue to evaluate externally developed products and technology for integration with our products or as supplemental offerings. As well, we have acquired third party businesses, technologies and products to expand our capabilities and market, and may continue to do so in the future.

Research and development expense was $82.2 million, $84.9 million and $76.7 million for fiscal years 2011, 2010, and 2009, respectively, including stock-based compensation expense attributable to our research and development organization of $7.1 million, $6.5 million and $5.3 million, respectively.

Manufacturing

We currently outsource the manufacturing of our appliances and principally use industry standard parts and components that are available from multiple vendors. This approach allows us to reduce our investment in manufacturing equipment, facilities and raw material inventory, and to take advantage of the expertise of our vendors. We have limited sources of supply for certain key components of our products, which exposes us to the risk of component shortages or unavailability. We have contracted with SMTC Corporation to manufacture certain of our current product offerings. We have contracted with MiTAC International Corporation, Dell Inc., Inventec Corporation and Lanner Electronics, Inc. to design and manufacture certain of our current product offerings. We also have contracted with Menlo Worldwide Logistics and MiTAC International to load our software on our appliances, test our products prior to final delivery and provide fulfillment servicing for our products. Each of these agreements is non-exclusive.

Our internal manufacturing operations consist primarily of project management, prototype development, materials and production planning, quality and reliability assurance, test, new product introduction engineering and procurement services, as required in support of our relationships with our outsourced manufacturing partners.

Backlog

Our backlog is comprised of amounts for product orders that we have accepted, but not shipped, and related service orders. Our backlog was approximately $2.2 million at April 30, 2011 compared with $17.0 million at April 30, 2010. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. We believe that our backlog at any given date is not a reliable indicator of future revenues.

Competition

We are a market and technology leader in the Web Security market, although we may face increased competition in this market given recent consolidations. Our principal competitors in this market are Intel

Corporation through its acquisition of McAfee, Inc., Websense, Inc. and Cisco Systems, Inc. In addition, we expect additional competition from other established and emerging companies as the Web Security market continues to develop and expand and as consolidation occurs.

Our principal competitors in the WAN Optimization market are Riverbed Technology, Inc. and Cisco Systems, Inc. In addition, we expect additional competition from other established and emerging companies as the WAN Optimization market continues to develop and expand and as consolidation occurs.

Our principal competitors in the Cloud Service market are Zscaler, Inc. and Cisco Systems, Inc., through its acquisition of ScanSafe. In addition, we expect additional competition from other established and emerging companies as the market for security-as-a-service continues to develop and expand and as consolidation occurs.

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

We have implemented a new program to encourage end user customers who have replaced outdated Blue Coat appliances with current models to return the outdated appliances to us, at no charge, for component reuse in connection with the provision of support or for recycling. The goal of the program is to reduce Blue Coat product waste destined for landfills, as well as to generate cost savings. Savings from this program exceeded the cost of administration of the service in fiscal 2011.

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

As of April 30, 2011, we had 128 issued U.S. patents, 63 pending U.S. patent applications (provisional and non-provisional) and 4 foreign issued patents. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of patents or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us.

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

Employees

As of April 30, 2011, we had a total of 1,333 full-time equivalent employees, comprised of 491 in sales and marketing, 366 in research and development, 242 in customer support, 186 in general and administrative and 48 in manufacturing. Of these employees, 867 were located in North America and 466 were located in various other international locations. Certain of our international employees are subject to collective bargaining agreements, which typically are applicable to all employees of a designated industry located in the employing jurisdiction. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

On June 6, 2008, we acquired Packeteer Inc. (“Packeteer”), a pioneer in delivering sophisticated WAN traffic prioritization through the development and sale of application classification and performance management technologies and products. As a consequence of that acquisition, we added the PacketShaper® product formerly sold by Packeteer to our product line.

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7 Software Solutions Pvt. Ltd. (“S7”), an IT research and development outsourcing firm based in Bangalore, India. We acquired an additional 15.5% of the outstanding shares of S7 in fiscal 2011. We acquired S7 to serve as our new development center in India and to provide expertise in software development, code migration and network security.

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

Our net revenue and operating results have in the past, and may in the future, vary significantly from quarter to quarter and year over year due to a number of factors, many of which are outside of our control, including the macroeconomic environment. These factors limit our ability to accurately predict our operating results on a quarterly basis and include factors discussed throughout this “Risk Factors” section, including the following:

•	Macroeconomic conditions in our markets, both domestic and international, as well as the level of discretionary IT spending;

•	The timing, size and mix of orders from customers, including the timing of large orders, and nonlinear sales and shipping patterns;

•	Fluctuations in demand for our products and services;

•	Evolving conditions in the markets in which we compete;

•	Variability and unpredictability in the rate of growth in the markets in which we compete;

•	Our ability to continue to increase our market share consistent with past rates of increase;

•	Our variable sales cycles, which may lengthen as the complexity of products and competition in our markets increases and in response to macroeconomic conditions;

•	The level of competition in our markets, including the effect of new entrants, consolidation, technological innovation and substantial price discounting;

•	Market acceptance of our new products and product enhancements and our services;

•	Product announcements, introductions, transitions and enhancements by us or our competitors, which could result in deferrals of customer orders;

•	Technological changes in our markets;

•	The quality and level of our execution of our business strategy and operating plan, and the effectiveness of our sales and marketing programs;

•	The level of industry consolidation among our competitors and customers;

•	The impact of future acquisitions or divestitures;

•	Changes in accounting rules and policies; and

•	The need to recognize certain revenue ratably over a defined period or to defer recognition of revenue to a later period.

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

We believe that quarter-to-quarter comparisons of our operating results should not necessarily be relied upon as indicators of our future performance. In the past, our quarterly results have on occasion failed to meet our quarterly guidance and the expectations of public market analysts or investors, and it is likely that this will occur in the future. If this occurs our stock price likely will decline, and may decline significantly. Such a decline may also occur even when we meet our published guidance, but our results or future guidance fail to meet third party expectations.

The markets in which we compete are intensely competitive and certain of our competitors have greater resources and experience.

Our products and services currently focus on the markets for Web Security and WAN Optimization products and services, together with our newly available Cloud Service, which provides security-as-a-service on a subscription basis over the Internet.

Each of these markets is intensely competitive, and the intensity of this competition is expected to increase, particularly given current economic pressures and industry consolidation. As well, the market for cloud computing services is characterized by extreme competition and we are new to that market. Sales to the service provider markets are especially volatile and typically have longer sales cycles. Competition in these markets may result in price reductions, reduced margins, loss of market share and inability to gain market share, any one of which could seriously impact our business, financial condition and results of operations. We may not be able to compete successfully against current or future competitors, including those resulting from consolidation in our historical and new markets and we cannot be certain that the competitive pressures we face will not seriously impact our business.

Our participation in different and diverse markets requires careful resource allocation. To the extent we concentrate our investment in one market, we are required to decrease our investment in our other markets, which could make us more vulnerable to our competitors in those markets. Some of our current and potential competitors have longer operating histories; significantly greater financial, technical, sales and marketing resources; significantly greater name recognition; and a larger installed base of customers than we do. Such competitors also may have well-established relationships with our current and potential customers and extensive knowledge of our industry and the markets in which we compete and intend to compete. As a result, those competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, marketing, promotion and sale of their products than we can. They also may make strategic acquisitions or establish cooperative relationships among themselves or with other providers, thereby increasing their ability to provide a broader suite of products, and potentially causing customers to defer purchasing decisions. Finally, they may engage in aggressive pricing strategies or discounting. Any of the foregoing may limit our ability to compete effectively in the market and adversely affect our business, financial condition and results of operations.

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

For example, we have in the past entered into large revenue transactions with certain customers that, because of the product mix and discounting, have decreased our gross margin percentage. We may, in the future, enter into similar transactions. Macroeconomic factors and competitive developments could put further pressure on our gross margin.

We expect that our recent entry into the cloud computing business will put negative pressure on our gross margins, both as a consequence of our need to invest in infrastructure and the ratable recognition of subscription revenue for such services when received.

Even if we achieve our net revenue and operating expense objectives, our net income and operating results may be below our expectations and the expectations of investors and analysts if our gross margins are below expectations.

We must attract, assimilate and retain key personnel on a cost-effective basis.

We depend on our ability to attract and retain highly qualified and skilled personnel on an ongoing basis. Our success will depend in part on our ability to recruit and retain key personnel. Changes in our executives and other high-level personnel may disrupt our business and could result in other employees leaving the Company. In fiscal 2011, we hired a new Chief Executive Officer and a new Chief Marketing Officer. We also experienced substantial employee attrition in fiscal 2011, particularly in our sales and marketing groups.

We presently compensate our key and our high performing employees in part through awards of equity in the Company, including stock options and restricted stock units. We need to provide equity awards that are competitive with awards offered by those companies with whom we compete for talent in order to attract and retain top personnel; however, our ability to make such awards is constrained by the shares available for issuance under our 2007 Stock Incentive Plan. Increases to the reserve of our 2007 Stock Incentive Plan require stockholder approval, and there is no assurance that we will obtain the necessary stockholder approval for an increase to the reserve of our 2007 Stock Incentive Plan when we believe it is required. The failure to obtain such approval could limit our future ability to grant equity awards, or sufficiently substantial equity awards, to our employees for the purposes of retention of those employees.

The majority of our U.S.-based employees, including our senior management, are employed on an “at-will” basis, which may make it easier for key employees to move to new employment. Our inability to timely hire replacement or additional employees may impact our operations, since new hires, particularly sales personnel, frequently require extensive training before they achieve desired levels of productivity. As well, we may be unable to address market opportunities in a timely fashion. This may affect our ability to grow our net revenue. In addition, we may increase our hiring in locations outside of the U.S., such as in connection with our research and development facility in India, which could subject us to additional geopolitical and exchange rate risks.

We rely significantly on third party sales channel partners to sell our products.

Substantially all of our revenue is generated through sales by our channel partners, which include distributors, global systems integrators, managed service providers and value-added resellers. During fiscal 2011, approximately 99% of our sales were made through our channel partners, and 55% of our sales were made through 3 distributors. Although we provide support to these channel partners through our direct sales and marketing activities, we depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and to continue to train and support them, and we will need to add new sales channel partners and effectively train, support and integrate them with our sales process. As well, our entry into new markets, such as our entry into the security-as-a-service market with our new Cloud Service, requires us to develop appropriate channel partners and to train them to effectively address these markets. If we are unsuccessful in these efforts, this will limit our ability to grow our business and our business, financial condition and results of operations will be adversely affected.

Our current system of channel distribution may not prove effective in maximizing sales of our products and services. Our products are complex and certain sales can require substantial effort. It is possible that our channel partners will be unable or unwilling to dedicate appropriate resources to support those sales. As well, most of our sales channel partners do not have minimum purchase or resale requirements, and may cease selling our products at any time. They also may market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of those products. There is no assurance that we will retain these sales channel partners, or that we will be able to secure additional or replacement sales channel partners in the future. The loss of one or more of our key sales channel partners in a given geographic area could harm our operating results within that area, as new sales channel partners typically require extensive training and take several months to achieve acceptable productivity.

We also depend on some of our sales channel partners to deliver first line service and support for our products. Any significant failure on their part to provide such service and support could impact customer satisfaction and future sales of our products.

While we require that our third party sales channel partners comply with applicable laws and regulations, they could engage in behavior or practices that expose us to legal or reputational risk.

Our international operations expose us to risks.

We currently have operations in a number of foreign countries and make sales to customers throughout the world. In fiscal 2011, 54.7% of our total net revenue was derived from customers outside of the Americas; thus, our business is substantially dependent on economic conditions and IT spending in markets outside of the Americas. As well, we currently perform certain of our research and development and other operations offshore in lower cost geographies and we maintain data centers for our Cloud Service in geographically dispersed locations outside of the United States. Our international operations and sales into international markets require significant management attention and financial resources, and subject us to certain inherent risks including:

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

•

political unrest or economic instability, regulatory changes, war or terrorism, and other unpredictable and potentially long-term events in the countries or regions where we or our customers do business, which could result in delayed or lost sales or interruption in our business operations;

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

•

potential failures of our foreign employees and channel partners to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and anti-bribery and corruption laws, including the Foreign Corrupt Practices Act;

•	compliance with foreign laws and other government controls, such as those affecting trade, privacy, the environment, corporations and employment;

•	management, staffing, legal and other costs of operating a distributed enterprise spread over various countries;

•	fluctuations in foreign exchange rates, which we currently do not hedge against; and

•	fears concerning travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face-to-face interactions.

To the extent we are unable to effectively manage our international operations and these risks, our international sales or operations may be adversely affected, we may incur additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.

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

Our new Cloud Service offering presents financial, market, security, legal and operational risks.

We recently released our Blue Coat Cloud Service offering, which presents certain financial, market, security, legal and operational risks different from the risks present in marketing and selling our traditional product offerings. We have invested considerable resources in developing the Cloud Service and in building out its infrastructure, including amounts spent on internal research and development, equipment purchases and long-term leases or service agreements associated with acquiring space for the data centers that support the service, and there is no assurance that we will generate sufficient revenue from sales of subscriptions to recoup this investment. Moreover, our entry into the cloud computing business may adversely affect our gross margin, revenue and expense as a consequence of the ratable recognition of subscription revenue for our Cloud Service. We will need to create new sales and marketing programs and channels to effectively market our Cloud Service, and there is no assurance that our Cloud Service will achieve a significant degree of market acceptance with either end users or our channel partners.

The customer data that is electronically transmitted through our Cloud Service also subjects us to new security and legal compliance risks. While we believe our cloud product complies with current regulatory and security requirements in the jurisdictions in which we operate the service, there can be no assurance that such requirements will not change or that we will not otherwise be subject to legal or regulatory actions. Additionally, we must maintain high availability of our Cloud Service, which is subject to risks arising from hardware or software problems, connectivity or networking issues, scalability problems, human error, issues with third party data centers, natural disasters and hacker attacks. Should any of the foregoing risks related to our Cloud Service materialize, it may damage our reputation and result in the loss of customers and potential customers.

We must continue to develop market awareness of our company and our products and services.

We focused our business strategy and investments on the markets for Web Security and WAN Optimization products and services during the past fiscal year. We have also moved into the market for the delivery of Web Security functionality as a service, or security-as-a-service with our new Cloud Service.

Market awareness of our brand and of the products and services that we offer is essential to our continued growth and our success in the markets in which we compete and intend to compete. If our advertising and marketing programs are not successful in creating market awareness of our participation and positioning in these markets, the need for our products and services, and the value and capabilities of our specific products and services, we may not be able to achieve sustained growth. Moreover, if the markets for our products and services fail to grow as we anticipate, we may not be able to sell as many of our products and services as we currently project, which would reduce our anticipated net revenue and could result in a decline in our stock price.

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

There is no guarantee that we will accurately predict the direction in which the markets in which we compete or intend to compete will evolve. Failure on our part to anticipate the direction of our markets and to develop products, enhancements and service offerings that meet the demands of those markets will significantly impair our business, financial condition and results of operations.

Our internal investments in research and development may not yield the benefits we anticipate.

The success of our business is predicated on our ability to create new products and technologies and to anticipate future market requirements and applicable industry standards. We presently are investing in enhancing our Web Security products, our WAN Optimization products and our Cloud Service. To accomplish these investments, we intend to continue to add personnel and other resources to our research and development function. We will likely recognize costs associated with these investments earlier than the anticipated benefits. If we do not achieve the anticipated benefits from these investments, or if the achievement of these benefits is delayed, our business, financial condition and results of operations may be adversely affected.

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

We are subject to various governmental regulations that could subject us to liability or impair our ability to sell our products or services.

Our products and services are subject to various governmental regulations. Our ability to sell our products internationally is subject to U.S. and foreign import and export control laws and various environmental regulations, including the Waste Electrical and Electronic Equipment (WEEE) and Restriction of the Use of Certain Hazardous Substances in Electrical and Electric Equipment (RoHS) regulations adopted by the European Union. In addition, our products contain encryption technology and various countries regulate the import or export of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. As well, the failure to comply with these regulations could result in the assessment of fines or penalties or other relief against us.

Certain of our products enable the filtering of Internet content and provide the end user customer with the ability to selectively block access to certain Web sites. It is possible that our end user customers may filter content in a manner that is unlawful or that is believed or found to be contrary to the exercise of personal rights. If this occurs, our ability to distribute and sell those products as presently designed or as customers desire to use them may be affected and our reputation may be harmed.

Changes in our products or changes in applicable regulations or enforcement may create delays in the introduction of our products, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries altogether. Any decreased use of our products, limitation on our ability to distribute our products or services in specific jurisdictions, or limitation on our customers’ ability to use our products or services could adversely affect our business, financial condition and results of operations.

Our business operations and the use of our technology are subject to evolving legal regulation regarding privacy.

We currently operate our business in a number of jurisdictions where our operations are subject to evolving privacy-related or data protection laws and regulations. As well, our new Blue Coat Cloud Service transmits and stores customer data in various jurisdictions, which subjects the operation of that service to privacy-related or data protection laws and regulations in those jurisdictions. In addition, our appliances, when configured by our end user customers, may intercept data or content in a manner that may subject the use of those appliances to privacy-related or data protection laws and regulations in those jurisdictions in which our end user customers operate.

Any failure or perceived failure by us or by our products or services to comply with these laws and regulations may subject us to legal or regulatory actions, damage our reputation or adversely affect our ability to sell our products or services in the jurisdiction that has enacted the law or regulation. Moreover, if these laws and regulations change, or are interpreted and applied in a manner that is inconsistent with our data practices or the operation of our products and services, we may need to expend resources in order to change our business operations, data practices or the manner in which our products or services operate. This could adversely affect our business, financial condition and results of operations.

The security of our computer systems may be compromised and harm our business.

A significant portion of our business operations is conducted through use of our computer network. As well, we offer security-as-a-service to our customers through computer systems located at third party data centers in geographically dispersed areas. Although we have implemented security systems and procedures to protect the confidential information stored on these computer systems, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties. As well, they may be able to create system disruptions, shutdowns or effect denial of service attacks. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our networks or client computers, or otherwise exploit any security vulnerabilities, or that misappropriate and distribute confidential information stored on these computer systems. Any of the foregoing could result in damage to our reputation and customer confidence in the security of our Cloud Service and other products and services, and could require us to incur significant costs to eliminate or alleviate the problem. Additionally, our ability to transact business may be affected. Such damage, expenditures and business interruption could seriously impact our business, financial condition and results of operations.

We may not be able to successfully manage the growth of our business and may suffer other losses if we are unable to improve our systems and processes.

Our growth together with evolving regulatory requirements, our expanded international operations and changes in financial accounting and reporting standards, has placed increased demands on our management and our business infrastructure. We need to continue to improve our systems and processes to effectively manage our operations and growth, including our growth into new geographies. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner. As well, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business, to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. This could adversely affect our business, financial condition and results of operations.

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

As of April 30, 2011, we had 128 issued U.S. patents, 63 pending U.S. patent applications (provisional and non-provisional) and 4 foreign-issued patents. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us for the infringement.

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

We depend primarily on original design manufacturers (each of which is a third party original design manufacturer for numerous companies) to co-design and co-develop the hardware platform for our products. We also depend on independent contract manufacturers (each of which is a third party manufacturer for numerous companies) to manufacture and fulfill our products. These supply chain partners are not committed to design or manufacture our products, or to fulfill orders for our products, on a long-term basis in any specific quantity or at any specific price. Also, from time to time, we may be required to add new supply chain partner relationships or new manufacturing or fulfillment sites to accommodate growth in orders or the addition of new products. It is time consuming and costly to qualify and implement new supply chain partner relationships and new manufacturing or fulfillment sites, and such additions increase the complexity of our supply chain management. Our ability to ship products to our customers could be delayed if we fail to effectively manage our supply chain partner relationships; if one or more of our design manufacturers does not meet our development schedules; if one or more of our contract manufacturers experiences delays, disruptions or quality control problems in manufacturing our products; or if one or more of our third party logistics providers experiences delays or disruptions or otherwise fails to meet our fulfillment schedules; or if we are required to add or replace design manufacturers, contract manufacturers, third party logistics providers or fulfillment sites. In addition, these supply chain partners have access to certain of our critical confidential information and could wrongly disclose such information. Moreover, an increasing portion of our manufacturing is performed outside the United States, primarily in China, and is, therefore, subject to risks associated with doing business in foreign countries. This includes risks resulting from the perception that certain jurisdictions, including China, do not comply with internationally recognized rights of freedom of expression and privacy and may permit labor practices that are deemed unacceptable under evolving standards of social responsibility. If manufacturing or logistics in these foreign countries is disrupted for any reason, including natural disasters, information technology system failures, military or government actions or economic, business, labor, environmental, public health, or political issues, or if the purchase or sale of products from such foreign countries is prohibited or disfavored our business, financial condition and results of operations could be adversely affected.

If our products do not interoperate with our customers’ infrastructures, or if customers implement certain proprietary protocols, sales of our products could be adversely affected.

Our products must interoperate with our customers’ existing infrastructures, which often have different specifications, utilize multiple protocol standards, deploy products and applications from multiple vendors, and contain multiple generations of products that have been added to that infrastructure over time. As well, our customers may implement proprietary encryption protocols that our products are unable to recognize, de-crypt or otherwise manage. If we are unable to successfully manage and interpret new protocol standards and versions, if we encounter problematic network configurations or settings, or if we encounter proprietary encryption protocols, we may have to modify our software or hardware so that our products will interoperate with our customers’ infrastructures and can address and manage our customers’ traffic in the manner intended. It may be necessary for us to obtain a license to implement proprietary encryption or other protocols, and there can be no assurance that we will be able to obtain such a license. As a consequence of any of the foregoing, we may suffer delays in development or installation or our products or may be unable to provide performance improvements for applications deployed in our customers’ infrastructures, which could affect our ability to sell or install our products, and adversely affect our business, financial condition and results of operations.

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

Our end user customers look to us and, as applicable, to our channel partners to ensure that our products are properly configured and installed, and efficiently and effectively operate within their networks. To the extent we or our channel partners fail to effectively assist our end user customers in their efforts to deploy and operate our products, or fail to timely and adequately address product problems, it may adversely affect our ability to sell our products to those customers in the future and could harm our business and product reputation and impact other sales. Any failure to maintain high quality support and services may harm our business, financial condition and results of operations.

Our acquisitions may not provide the benefits we anticipate and may disrupt our existing business.

In the past, we have acquired other businesses or assets, and it is likely we will acquire additional businesses or assets in the future. There is no guaranty that such acquisitions will yield the benefits we anticipate. The success of any acquisition is impacted by a number of factors, and may be subject to the following risks:

•	inability to successfully integrate the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	loss of key employees; and

•	substantial transaction costs.

•	acquisitions may also result in risks to our existing business, including:

•	dilution of our current stockholders’ percentage ownership to the extent we issue new equity;

•	assumption of additional liabilities;

•	incurrence of additional debt or a decline in available cash;

•	adverse effects to our financial statements, such as the need to make large and immediate write-offs or the incurrence of restructuring and other related expenses;

•	liability for intellectual property infringement and other litigation claims, which we may or may not be aware of at the time of acquisition;

•	creation of goodwill or other intangible assets that could result in significant amortization expense or impairment charges; and

•	incurrence of tax expense related to the effect of acquisitions on our intercompany research and development cost sharing arrangements and legal structure.

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

Our business operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and other events beyond our control, and our sales opportunities may also be affected by such events. In addition, a substantial portion of our facilities, including our headquarters, are located in Northern California, an area susceptible to earthquakes. We do not carry earthquake insurance for earthquake-related losses. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. To the extent that such events disrupt our business or the business of our current or prospective customers, or adversely impact our reputation, such events could adversely affect our business, financial condition and results of operations.

We may be unable to raise additional capital.

We believe that our available cash, cash equivalents and short term investments will enable us to meet our liquidity and capital requirements for at least the next 12 months. However, if cash is required for unanticipated needs, including in connection with a proposed acquisition of a company or technology, we may need additional capital during that period. The development and marketing of new products and our investment in sales and marketing efforts require a significant commitment of resources. If the markets for our products develop at a slower pace than anticipated, we could be required to raise additional capital. We cannot guarantee that, should it be required, sufficient debt or equity capital will be available to us under acceptable terms, if at all. If we were unable to raise additional capital when required, our business, financial condition and results of operations could be seriously harmed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Sunnyvale, California, where we lease two buildings consisting of an aggregate of approximately 234,000 square feet of office space pursuant to leases effective through November 2015. We also lease space for research and development in Draper, Utah; Waterloo, Ontario in Canada and Bangalore, India. In addition, we lease space for sales and support in several metropolitan areas in North America and in a number of countries outside the United States.

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

	High	Low
For the year ended April 30, 2011:
First Quarter	$33.38	$20.10
Second Quarter	$27.03	$17.50
Third Quarter	$32.04	$26.17
Fourth Quarter	$31.07	$26.25
For the year ended April 30, 2010:
First Quarter	$20.75	$13.32
Second Quarter	$25.62	$17.26
Third Quarter	$30.65	$22.06
Fourth Quarter	$35.47	$24.53

At April 30, 2011, there were 381 stockholders of record and the price of our common stock was $28.80. We believe that a significant number of beneficial owners of our common stock hold shares in street name.

Recent Sales of Unregistered Securities

On November 15, 2010 we entered into a stipulation of settlement with respect to the derivative actions related to our historical stock option granting practices. In connection with the settlement, which was approved by the federal district court on January 20, 2011, we became obligated as of February 23, 2011 (the effective date of the settlement) to issue to plaintiffs’ counsel, within ten business days following such effective date, shares of our common stock valued at approximately $1.8 million. On March 3, 2011, we issued 59,444 shares of our common stock to plaintiffs’ counsel in connection with such settlement, with the number of shares determined by dividing $1.8 million by the average daily closing price of our common stock for the ten trading days immediately preceding February 23, 2011, in accordance with the settlement terms. The common stock was issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended, because the federal district court approved the fairness of the terms of the settlement, including the issuance of those securities.

Dividend Policy

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

Stock Performance Graph

The following graph compares the cumulative five-year total return provided shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer Manufacturers index. This graph assumes that an investment of $100 (with reinvestment of all dividends) was made in our common stock and in each of the indexes on April 30, 2006 and its relative performance is tracked through April 30, 2011.

	4/06	4/07	4/08	4/09	4/10	4/11
Blue Coat Systems, Inc.	$100.00	$161.12	$194.03	$121.88	$298.99	$264.71
NASDAQ Composite	100.00	111.24	107.01	75.98	109.83	129.57
NASDAQ Computer Manufacturers	100.00	108.95	130.35	90.03	177.59	232.00

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

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

	Year Ended April 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations
Total net revenue	$487,113	$496,137	$444,745	$305,439	$177,700
Total cost of net revenue	106,483	125,633	131,135	71,445	45,748
Gross profit	380,630	370,504	313,610	233,994	131,952
Total operating expenses	314,774	331,505	311,042	208,873	141,637
Operating income (loss)	65,856	38,999	2,568	25,121	(9,685)
Income (loss) before income taxes	65,056	37,351	623	30,530	(6,074)
Provision (benefit) for income taxes	18,032	(5,528)	9,131	(2,038)	1,124
Net income (loss)	$47,024	$42,879	$(8,508)	$32,568	$(7,198)
Net income (loss) per share (1):
Basic	$1.00	$0.97	$(0.22)	$0.93	$(0.25)
Diluted	$0.98	$0.93	$(0.22)	$0.82	$(0.25)
Weighted average shares used in computing net income (loss) per share:
Basic	46,920	44,326	38,493	35,179	29,188
Diluted	48,198	45,980	38,493	39,659	29,188

	As of April 30,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$375,939	$236,347	$114,163	$162,178	$93,887
Working capital	309,152	184,842	66,644	123,561	66,394
Total assets	819,408	696,038	562,293	387,768	248,674
Other long-term liabilities	97,887	83,781	52,903	23,915	16,489
Convertible senior notes	78,136	77,241	76,347	—	—
Series A redeemable convertible preferred stock	—	—	—	—	41,879
Total Blue Coat stockholders’ equity	474,348	386,009	281,609	251,461	118,589

(1)	For more information on earnings per share including the two class method see Note 2 in the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: plans to develop and offer new products and services and enter new markets; expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues, gross margins and income tax provisions; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; the success of our business strategy and changes in our business model and operations;; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

Overview

We design, develop and sell a family of proxy and other appliances, and related software and services that secure, accelerate and optimize the delivery of business applications, Web content and other information to distributed users over a Wide Area Network (“WAN”) or across an enterprise’s gateway to the public Internet (also known as the Web). Our products are based on three core functionalities: 1) security of the delivery of applications and content; 2) acceleration and optimization of the delivery of applications and content; and 3) visibility of the applications, content and users on the network. Our business strategy includes offering the core functionality of our products to new markets and through new delivery models and strategic relationships. At the end of fiscal 2011, we reorganized our product-oriented and development resources into three product groups to better support this strategy in a more focused manner. Each of these three product groups, Web Security, WAN Optimization and Cloud Service, is headed by a General Manager, each of whom reports directly to our Chief Executive Officer. As well, we established a core engineering and technologies group, also headed by a General Manager, to support our common code, platforms and the individual product groups.

During fiscal 2011 and continuing into fiscal 2012, we saw considerable executive transition. On September 1, 2010, we appointed Michael J. Borman as President and Chief Executive Officer of the Company, replacing Brian M. NeSmith, who had served as President and Chief Executive Officer since 1999. Mr. NeSmith was appointed to the newly created role of Chief Product Officer on September 1, 2010, and held that position until May 5, 2011. On December 13, 2010, Steve Daheb was appointed Chief Marketing Officer. On May 5, 2011, both Mr. NeSmith and David de Simone, who then served as Senior Vice President, Products & Technology, ceased to serve as executive officers. As consequence of our reorganization into three product groups, the positions formerly held by Mr. NeSmith and Mr. de Simone have now been eliminated.

We believe that continued growth of our net revenue, particularly from sales of products and new services, will be a key driver of future improvement in our financial condition and business success. We experienced a decline in product revenue in fiscal 2011 compared with fiscal 2010, which primarily related to a decrease in sales of our Web Security products to our mid-enterprise customers. We believe that this decline in product revenue resulted from several factors including the need to strengthen our go-to-market strategy and implement new channel and customer marketing programs; the need to improve our sales productivity and execution, after significant attrition and transition in our sales force and leadership that occurred in fiscal 2011; the need to drive new customer acquisition; and various budget and macro factors that impacted key transactions in fiscal 2011.

We believe that our operating margin and cash flow from operations are also important to our financial condition and business success. During fiscal 2011, we continued efforts begun in fiscal 2010 to improve our operational efficiency and cost structure to drive improvement in these metrics. While we generally were successful in maintaining operating profitability at our projected levels in fiscal 2011, the decline in our product revenue together with expenditures related to our go-to-market initiatives adversely affected our operating margin during the second half of fiscal 2011. Despite the decline in our product revenue, our cash flow from operations increased to $131.0 million in fiscal 2011, compared with $96.8 million in fiscal 2010.

Although we intend to continue to focus on our operational efficiency, cost structure and profitability in fiscal 2012, we also intend to make continued investments designed to drive increased net revenue and market penetration, including expenditures on sales, marketing and research and development. As well, we will continue to invest in our Cloud Service, although revenue from this subscription based product will be recognized ratably over a period of a year or more and accordingly will have a lessened impact on current revenue, even as our sales of that service increase. We anticipate that these expenditures will put pressure on our operating margins until we can increase our product revenue, and may impact our ability to achieve our desired level of profitability during fiscal 2012.

We track many financial metrics as key measures of our business performance, including net revenue, operating margin, deferred revenue, cash flow from operations and cash position.

Net Revenue

Net revenue, which includes product and service revenue, decreased to $487.1 million in fiscal 2011 from $496.1 million in fiscal 2010. Net product revenue in fiscal 2011 was $291.8 million, a $30.2 million decrease compared with fiscal 2010. Net product revenue primarily consists of revenue from sales of our Web Security and WAN Optimization products. We experienced a decline in product revenue in fiscal 2011 compared with fiscal 2010, which primarily related to a decrease in sales of our Web Security products to our mid-enterprise customers. We believe that this decline in product revenue resulted from several factors including the need to strengthen our go-to-market strategy and implement new channel and customer marketing programs; the need to improve our sales productivity and execution, after significant attrition and transition in our sales force and leadership that occurred in fiscal 2011; the need to drive new customer acquisition; and various budget and macro factors that impacted key transactions in fiscal 2011. We recognized $195.3 million in service revenue in fiscal 2011, a $21.2 million increase compared with fiscal 2010. Net service revenue primarily consists of revenue related to support and maintenance contracts. The increase in service revenue was the result of continued growth in our installed base and increase in revenue from renewal service contracts.

Operating Margin

Our operating income increased $26.9 million to $65.9 million in fiscal 2011 compared with fiscal 2010. This increase was attributable to an increase in our gross profit margin from 74.7% in fiscal 2010 to 78.1% in fiscal 2011 and a decrease in operating expenses of $16.7 million in fiscal 2011 compared with fiscal 2010. The gross profit margin increase primarily resulted from higher service gross margins associated with the improved efficiency of our worldwide support delivery model, partially offset by a decrease in net product revenue in fiscal 2011 compared with fiscal 2010. The decrease in operating expenses primarily resulted from decreased restructuring charges (as our 2010 restructuring plan was substantially complete), lower general and administrative expenses and lower research and development expenses, partially offset by increased sales and marketing expenses.

Operating expenses consist of sales and marketing expenses, research and development expenses, general and administrative expenses, amortization of acquisition-related intangible assets and restructuring charges. Personnel-related costs, including stock-based compensation, are the primary driver of the operating expenses in each functional area. As of April 30, 2011 and 2010 we had 1,333 and 1,261 full-time equivalent employees, respectively.

Deferred Revenue

Net deferred revenue was $178.1 million at April 30, 2011 compared with $154.2 million at April 30, 2010. The increase was primarily due to an increase in the sales of renewal service contracts to our customers, which was the result of continued growth in our installed base and higher renewal rates for our maintenance contracts.

Cash Flow from Operations and Cash Position

During fiscal 2011, we generated cash flow from operations of $131.0 million compared with $96.8 million generated during fiscal 2010. The increase in operating cash flow in fiscal 2011 was primarily driven by higher net income, after excluding the impact of non-cash charges such as stock-based compensation, depreciation, amortization expense and issuance of common shares in connection with the derivative litigation settlement, as well as an increase in working capital sources of cash from higher deferred revenue primarily as a result of our strong service renewals during the fiscal 2011, and increase in accounts payable balances primarily due to timing of payments to vendors, partially offset by working capital uses of cash from higher inventory and accounts receivable balances at April 30, 2011. Our cash and cash equivalents and restricted cash were $377.0 million at April 30, 2011 compared with $237.3 million at April 30, 2010. The overall increase in our cash and cash equivalents balance was primarily due to higher cash generated by operations offset by purchases of technology licenses and acquisitions, net of cash acquired in fiscal 2010 with no comparable activity in fiscal 2011.

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

We design, develop and sell products and services that secure, accelerate and optimize the delivery of business applications and other information to distributed users over a Wide Area Network (“WAN”), or across an enterprise’s gateway to the public Internet (also known as the Web). Our products provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed to optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers. In addition to optimizing the performance and delivery of applications, our products enable our end user customers to secure their Internet gateways and remote computer systems by providing protection from malicious code, or malware, and objectionable content.

We operate a multiple tier channel distribution model that includes both distributors and value-added resellers. In most cases, we sell our products to distributors, who in turn sell to value-added resellers and ultimately end users. In these cases, we generally ship our products from our fulfillment centers to value-added resellers who provide configuration services for end users. In some cases, we sell directly to value-added resellers, who in turn sell to end users. In these cases, we generally ship our products from our fulfillment centers directly to end users. We generally do not accept orders from distributors or value-added resellers when we are aware that they do not have an identified firm end user. Additionally, we provide unspecified software upgrades for most of our products, on a when-and-if available basis, through post contract customer support (“maintenance”) contracts.

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

The impact from the adoption of the amended revenue recognition rules to total revenue, net income, and deferred revenue was not material for fiscal 2011. The new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenue in periods after initial adoption, although the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period. However, we expect that this new accounting guidance will facilitate our efforts to optimize the sales and marketing of our offerings due to better alignment between the economics of an arrangement and the accounting for that arrangement. This may lead us to engage in new go-to-market practices. In particular, we expect that the new accounting standards will enable us to better combine products and services for which VSOE does not exist with other offerings and solutions. As these go-to-market strategies evolve, we may modify our pricing practices, which could result in changes in the relative selling prices of our elements, including both VSOE and BESP. As a result, the timing of revenue recognition on our future multiple element arrangements could differ materially from the recognition in the current period. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition, but will not change the total revenue recognized with respect to the arrangement. We currently are unable to determine the impact that the newly adopted accounting principles could have on the timing of our revenue as these go-to-market strategies evolve.

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

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide an allowance when collection of a receivable becomes doubtful. We analyze accounts receivable and historical bad debts, customer geographic concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of such allowance, and record any required changes in the allowance account to general and administrative expense. We write off accounts receivable when they are deemed to be uncollectible.

Stock-Based Compensation

We utilize the Black-Scholes option valuation model to calculate compensation expense. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected term of options, the expected price volatility of the stock underlying such options, the risk-free interest rate, and the expected dividend yield. We are required to estimate the stock awards that we ultimately expect to vest and to reduce compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. To the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest.

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

We perform goodwill impairment tests annually during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2011 and concluded that no impairment existed at April 30, 2011.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, consolidated statements of operations data for the periods indicated:

	Year Ended April 30,
	2011	2010	2009
Net revenue:
Product	59.9%	64.9%	68.7%
Service	40.1%	35.1%	31.3%

Total net revenue	100.0%	100.0%	100.0%
Cost of net revenue:
Product	12.9%	15.5%	19.3%
Service	9.0%	9.8%	10.2%

Total cost of net revenue	21.9%	25.3%	29.5%
Gross profit	78.1%	74.7%	70.5%
Operating expenses:
Sales and marketing	38.3%	36.2%	40.1%
Research and development	16.9%	17.1%	17.2%
General and administrative	7.9%	9.5%	10.7%
Amortization of intangible assets	1.5%	1.5%	1.5%
Restructuring	—	2.5%	0.4%

Total operating expenses	64.6%	66.8%	69.9%

Operating income	13.5%	7.9%	0.6%
Interest income	0.1%	0.1%	0.3%
Interest expense	(0.2)%	(0.2)%	(0.2)%
Other expense, net	—	(0.3)%	(0.5)%

Income before income taxes	13.4%	7.5%	0.2%
Provision (benefit) for income taxes	3.7%	(1.1)%	2.1%

Net income (loss)	9.7%	8.6%	(1.9)%

Net Revenue

Net revenue consists of product and service revenue. Net product revenue primarily consists of revenue from sales of our Web Security and WAN Optimization products. Net service revenue primarily consists of sales of new and renewal service contracts and sales of third party software. Although it is generally our practice to promptly ship products upon receipt of properly finalized purchase orders based on our published shipping lead times, we occasionally have orders that have not shipped or have otherwise not met all the required criteria for revenue recognition at the end of the quarter. In some of these cases, we may exercise discretion over the timing of shipments, which affects the timing of revenue recognition for those orders. In such cases, we consider a number of factors, including: our operational capacity to fulfill orders at the end of the quarter; our published shipment lead times; the delivery dates requested by customers and resellers; the amount of orders shipped in the quarter; and the concentration of orders received at the end of the quarter.

The following is a summary of net revenue and the changes in net revenue by fiscal year:

	Year Ended April 30,
	2011	2010	2009
	(dollars in thousands)
Total net revenue	$487,113	$496,137	$444,745
Change from prior fiscal year ($)	$(9,024)	$51,392	$139,306
Change from prior fiscal year (%)	(1.8)%	11.6%	45.6%

Fiscal 2011 compared with Fiscal 2010: Net revenue, which includes product and service revenue, decreased $9.0 million, or 1.8%, in fiscal 2011 compared with fiscal 2010. Net product revenue in fiscal 2011 was $291.8 million, a $30.2 million decrease compared with fiscal 2010, which primarily related to a decrease in sales of our Web Security products to our mid-enterprise customers. We believe that this decline in product revenue resulted from several factors including the need to strengthen our go-to-market strategy and implement new channel and customer marketing programs; the need to improve our sales productivity and execution, after significant attrition and transition in our sales force and leadership that occurred in fiscal 2011; the need to drive new customer acquisition; and various budget and macro factors that impacted key transactions in fiscal 2011. Net service revenue in fiscal 2011 was $195.3 million, a $21.2 million increase compared with fiscal 2010. The increase in service revenue was the result of continued growth in our installed base and higher renewal rates from our maintenance contracts.

Fiscal 2010 compared with Fiscal 2009: Net revenue, which includes product and service revenue, increased $51.4 million, or 11.6%, in fiscal 2010 compared with fiscal 2009. Net product revenue in fiscal 2010 was $322.1 million, a $16.5 million increase compared with fiscal 2009, due to increased demand for our products, which we believe primarily resulted from an improvement in the economic environment and enterprise IT spending. Net service revenue in fiscal 2010 was $174.0 million, a $34.9 million increase compared with fiscal 2009. The increase in service revenue was the result of sales of new service contracts sold with our appliance in addition to continued growth in our installed base and increase in revenue from renewal service contracts.

The following is a summary of net revenue by geographic area:

	Year Ended April 30,
	2011		2010		2009
	(dollars in thousands)
Americas (1)	$220,497	45.3%	$220,465	44.5%	$199,899	45.0%
EMEA (2)	170,261	34.9	185,163	37.3	162,493	36.5
APAC (3)	96,355	19.8	90,509	18.2	82,353	18.5

Total net revenue	$487,113	100.0%	$496,137	100.0%	$444,745	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

Revenues from sales to customers outside of the Americas are a significant part of our revenue mix. Since all of our sales are currently invoiced in U.S. dollars, a change in the value of the dollar relative to foreign currencies could affect the demand for our products and therefore impact our revenues in foreign markets. For fiscal 2011, approximately 54.7% of our total net revenue was derived from customers outside of the Americas compared with 55.5% and 55.0% for fiscal 2010 and 2009, respectively.

Net revenue in the Americas was essentially flat in fiscal 2011 compared with fiscal 2010. This was driven by an $8.4 million increase in service revenue, due to an increase in revenue from both new and renewal service contracts. This increase in service revenue was offset by an $8.4 million decrease in product revenue in the Americas in fiscal 2011 compared with fiscal 2010, driven primarily by a decrease in product revenue related to our Web Security products, partially offset by an increase in product revenue related primarily to our WAN Optimization products. Net revenue in the Americas increased $20.6 million in fiscal 2010, up 10.3% from fiscal 2009.

Net revenue in EMEA decreased $14.9 million in fiscal 2011, down 8.0% from fiscal 2010. This decrease was primarily driven by a $24.6 million decrease in product revenue in EMEA in fiscal 2011 compared with fiscal 2010, due to a decrease in product revenue related to our Web Security products, partially offset by an increase in product revenue related to our WAN Optimization products. The decrease in product revenue was partially offset by a $9.7 million increase in service revenue from both new and renewal service contracts. Net revenue in EMEA increased $22.7 million in fiscal 2010, up 14.0% from fiscal 2009.

Net revenue in APAC increased $5.8 million in fiscal 2011, up 6.5% from fiscal 2010. This increase was driven by a $2.8 million increase in product revenue in APAC in fiscal 2011 compared with fiscal 2010, primarily due to an increase in product revenue related to sales of our WAN Optimization products and a $3.0 million increase in service revenue from both new and renewal service contracts. Net revenue in APAC increased $8.2 million in fiscal 2010, up 9.9% from fiscal 2009.

Gross Profit

The following is a summary of gross profit by fiscal year:

	Year Ended April 30,
	2011	2010	2009
	(dollars in thousands)
Gross profit	$380,630	$370,504	$313,610
Gross profit margin	78.1%	74.7%	70.5%

Fiscal 2011 compared with Fiscal 2010: Gross profit increased $10.1 million, or 2.7%, in fiscal 2011 compared with fiscal 2010. Gross profit margin in fiscal 2011 increased to 78.1% from 74.7% in fiscal 2010, primarily as a result of higher service gross margins associated with the improved efficiency of our worldwide support delivery model.

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

Sales and Marketing

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. The following is a summary of sales and marketing expense by fiscal year:

	Year Ended April 30,
	2011	2010	2009
	(dollars in thousands)
Sales and marketing	$186,332	$179,725	$178,470
Sales and marketing as a percentage of net revenue	38.3%	36.2%	40.1%

Fiscal 2011 compared with Fiscal 2010: Sales and marketing expense increased $6.6 million, or 3.7%, in fiscal 2011 compared with fiscal 2010. The increase in sales and marketing expense was primarily attributable to a $4.7 million increase in commission payments, including additional commission accelerators that are part of our annual sales commission plan, recruiting fees and severance costs, and a $5.4 million increase in various other sales expenses, including travel and sales events, partially offset by a $2.0 million decrease in salaries and stock compensation expenses due to lower average headcount during fiscal 2011 and a $1.5 million decrease in marketing program costs.

Sales and marketing headcount was 491 at April 30, 2011 compared with 480 at April 30, 2010. We currently expect sales and marketing expense during fiscal 2012 to increase slightly in absolute dollars and increase as a percentage of net revenue, as a consequence of continued investments designed to drive increased net revenue and market penetration, and expansion of new and existing marketing programs.

Fiscal 2010 compared with Fiscal 2009: Sales and marketing expense increased $1.2 million, or 0.7%, in fiscal 2010 compared with fiscal 2009. The increase in sales and marketing expense was primarily attributable to a $4.3 million increase in salaries and benefits as a result of higher headcount during fiscal 2010 compared with fiscal 2009, increased commission payments and increases in various other sales and marketing expenses to promote our strategy and market position, partially offset by a $3.1 million decrease in recruitment and travel related costs. Fiscal 2009 sales and marketing expense included $3.6 million of Packeteer integration and transition-related costs.

Research and Development

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs. The following is a summary of research and development expense by fiscal year:

	Year Ended April 30,
	2011	2010	2009
	(dollars in thousands)
Research and development	$82,186	$84,930	$76,680
Research and development as a percentage of net revenue	16.9%	17.1%	17.2%

Fiscal 2011 compared with Fiscal 2010: Research and development expense decreased $2.7 million, or 3.2%, in fiscal 2011 compared with fiscal 2010. The decrease in research and development expense was largely attributable to decreased personnel-related charges as a result of lower average headcount during the fiscal 2011 compared with fiscal 2010 related to our Fiscal 2010 Restructuring Plan and savings in workforce costs associated with the movement of certain of our research and development activities to India, partially offset by spending on equipment and other new and ongoing research and development projects and increased profit sharing expense in fiscal 2011 compared with fiscal 2010.

Research and development headcount was 366 at April 30, 2011 compared with 334 at April 30, 2010. We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives in fiscal 2012 and beyond. We currently expect research and development expense to be approximately flat in absolute dollars and increase as a percentage of net revenue due to our continued investment in the development of new products and services and enhancement of existing products.

Fiscal 2010 compared with Fiscal 2009: Research and development expense increased $8.3 million, or 10.8%, in fiscal 2010 compared with fiscal 2009. The increase was primarily attributable to a $7.4 million increase in salaries and benefits, including profit sharing, as a result of higher headcount during fiscal 2010. Fiscal 2009 research and development expense included $3.0 million of Packeteer integration and transition-related costs.

General and Administrative

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses. The following is a summary of general and administrative expense by fiscal year:

	Year Ended April 30,
	2011	2010	2009
	(dollars in thousands)
General and administrative	$38,691	$47,010	$47,679
General and administrative as a percentage of net revenue	7.9%	9.5%	10.7%

Fiscal 2011 compared with Fiscal 2010: General and administrative expense decreased $8.3 million, or 17.7%, in fiscal 2011 compared with fiscal 2010. The decrease was primarily due to decreases in legal expenses and professional services fees and personnel-related charges, including severance costs, and the $2.2 million net gain related to the settlement of the derivative litigation, partially offset by an increase in profit sharing expense.

Fiscal 2010 compared with Fiscal 2009: General and administrative expense decreased $0.7 million, or 1.4%, in fiscal 2010 compared with fiscal 2009. The decrease was primarily due to the incurrence of $1.7 million of Packeteer integration and transition-related costs, as well as a $1.0 million charge for bad debt expense in fiscal 2009, each of which did not reoccur in fiscal 2010, partially offset by a $1.9 million increase in personnel-related charges, including profit sharing, in fiscal 2010.

Amortization of Intangible Assets

Amortization expense for our intangible assets by fiscal year was allocated as follows:

	Year Ended April 30,
	2011	2010	2009
	(in thousands)
Included in cost of net revenue	$4,691	$5,152	$4,969
Included in operating expenses	7,372	7,289	6,667

Total	$12,063	$12,441	$11,636

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7. We acquired an additional 15.5% of the outstanding shares of S7 in fiscal 2011.The acquisition-related intangible assets associated with our acquisition of S7 consisted of assumed customer contracts, which represented S7’s underlying relationships with its customers at the time of the initial acquisition. The fair value assigned to customer relationships was $0.7 million, which will be amortized on a straight-line basis over the expected useful life of 4 years, consistent with the number of periods of prospective cash flow utilized to estimate the fair value of the assets.

We completed the acquisition of Packeteer on June 6, 2008. The acquisition-related intangible assets consist of developed technology and patents, customer relationships and trade name. The amounts assigned to customer relationships, developed technology and patents, and trade name were $35.0 million, $20.0 million, and $0.4 million, respectively.

For fiscal years 2011, 2010 and 2009, the amortization of intangible assets was related to our acquisitions of S7, Packeteer, certain assets of the NetCache business from Network Appliance, Permeo, Inc., Cerberian, Inc. and Ositis Software, Inc. The amortization of developed technology, core technology, patents and trade name is charged to cost of net revenue, while the amortization of customer relationships is charged to operating expense. We amortize customer relationships, developed technology and patents, and trade name on a straight-line basis over their weighted average expected useful lives of 5, 5, and 2 years, respectively. Total amortization expense for our identifiable intangible assets for fiscal years ended April 30, 2011, 2010 and 2009 was $12.1 million, $12.4 million and $11.6 million, respectively.

Restructuring Charges

Restructuring charges consist primarily of personnel-related severance costs, contract termination costs and stock-based compensation expense. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares, restricted shares and restricted stock units upon termination of the employment of those employees pursuant to the terms of their separation agreements. The following is a summary of restructuring charges by fiscal year:

	Year Ended April 30,
	2011	2010	2009
	(dollars in thousands)
Restructuring charges	$193	$12,551	$1,546
Restructuring charges as a percentage of net revenue	—	2.5%	0.4%

Restructuring expenses in fiscal 2011 and fiscal 2010 consisted of expenses associated with the Fiscal 2010 Restructuring Plan (“the 2010 Plan”), which was committed to and initiated in third quarter of fiscal 2010. The 2010 Plan included a reduction of approximately 10% of our then current headcount and the closure of three facilities in order to restructure and further improve efficiencies in our operations. The total estimated restructuring charges associated with the 2010 Plan were $12.7 million. Of the total restructuring charges, $10.8 million in charges related to severance and related benefits for 265 employees and $1.9 million in charges related to facility closures and consolidations. We recorded $12.7 million of restructuring charges through the fourth quarter of fiscal 2011, including $0.1 million of stock-based compensation and do not expect to incur any charges in the future related to the 2010 Plan.

Restructuring expenses in fiscal 2009 consisted of expenses associated with our Fiscal 2009 Restructuring Plan, which was commenced in connection with our acquisition of Packeteer. The Fiscal 2009 Restructuring Plan expenses primarily consisted of severance-related costs and stock-based compensation charges. The Fiscal 2009 Restructuring Plan was completed in the first quarter of fiscal 2010 and no further charges under that plan were incurred after that quarter.

Interest Income, Interest Expense and Other Expense, Net

Interest income consists of interest income earned on our cash and marketable securities. Our cash historically has been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities of 90 days or less at the date of purchase. At April 30, 2011, our cash was invested in money market mutual funds and a money market savings account. Interest expense primarily relates to amortization of the fair value of warrants and a beneficial conversion feature associated with our convertible senior notes. Other expense, net, consists primarily of foreign currency exchange gains or losses, and non-recurring gains or losses realized outside our normal course of business. The following is a summary of interest income, interest expense and other expense, net, by fiscal year:

	Year Ended April 30,
	2011	2010	2009
	(in thousands)
Interest income	$629	$303	$1,302
Interest expense	$(911)	$(918)	$(885)
Other expense, net	$(518)	$(1,033)	$(2,362)

Fiscal 2011 compared with Fiscal 2010: Interest income increased in fiscal 2011 compared with fiscal 2010 as a result of interest paid on our higher cash balances. Interest expense was essentially flat in fiscal 2011 compared with fiscal 2010. During both periods interest expense related to the amortization of the fair value of warrants and a beneficial conversion feature associated with our convertible senior notes. Other expense, net decreased in fiscal 2011 compared with fiscal 2010 due to decreased foreign exchange losses during fiscal 2011.

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

Provision (Benefit) for Income Taxes

The following is a summary of provision (benefit) for income taxes by fiscal year:

	Year Ended April 30,
	2011	2010	2009
	(dollars in thousands)
Provision (benefit) for income taxes	$18,032	$(5,528)	$9,131

The provision (benefit) for income taxes primarily reflects current and deferred U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The provision (benefit) for income taxes for the fiscal year ended April 30, 2011 was $18.0 million compared with $(5.5) million and $9.1 million for fiscal years ended April 30, 2010 and 2009, respectively.

Our provision (benefit) for income taxes for the year ended April 30, 2011 differs from the year ended April 30, 2010, primarily due to a change in the distribution of profits across foreign jurisdictions with tax rates different than the U.S. federal statutory rate and the absence of valuation allowance release. Our provision (benefit) for income taxes decreased for the fiscal year ended April 30, 2010 compared with the fiscal year ended April 30, 2009, primarily due to recognition of deferred tax assets in fiscal 2010. We released our valuation allowance against $10.6 million of previously unrecognized deferred tax assets during the fourth quarter of fiscal 2010. In addition, we recognized an additional $14.5 million of deferred tax assets during fiscal 2010, which primarily related to the utilization of previously unbenefitted tax attributes, to offset current taxable income in the U.S.

On December 17, 2010, President Obama signed the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, which retroactively extended the R&D tax credit for tax years beginning after December 31, 2009 through December 31, 2011. As a result of this change in federal tax law, we recorded a net federal R&D credit of $0.6 million benefit for fiscal 2011 and $0.8 million benefit for fiscal 2010.

As of April 30, 2011, we had net operating loss carryforwards for federal income tax purposes of approximately $199.0 million, which will expire in fiscal years ending in 2013 through 2030, if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $59.6 million, which will expire in fiscal years 2012 through 2030 if not utilized. Of the total tax attributes, we have $97.8 million of federal net operating loss carryforwards and $59.0 million of state net operating loss carryforwards for which no deferred tax asset has or will be recorded until the tax benefit relating to excess stock compensation deduction is realized. We also had federal and California tax credit carryforwards of approximately $16.9 million and $13.8 million, respectively. The federal research credit carryforwards will expire starting in 2027, if not utilized. The federal alternative minimum tax credit and California credit carryforwards are not subject to expiration.

Utilization of our net operating loss and credit carryforwards are subject to substantial annual limitations due to the ownership change provisions of the Internal Revenue Code and similar state provisions. To date, these annual limitations have resulted in the expiration of net operating loss and tax credit carryforwards before utilization of approximately $21.0 million and $3.6 million, respectively. Utilization of federal and state net operating losses of approximately $178.0 million and $59.6 million, respectively, as well as $13.3 million and $13.8 million of federal and state credits, respectively, are subject to annual limitations ranging from approximately $7.0 million to $8.0 million. See Note 10 in the Notes to Consolidated Financial Statements for additional information.

Our total gross unrecognized tax benefits as of April 30, 2011, 2010 and 2009 were $43.3 million, $33.9 million and $18.8 million, respectively. Included in our gross unrecognized tax benefits as of April 30, 2011 is approximately $40.9 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

We have elected to classify interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $2.3 million, $1.3 million and $1.0 million as of April 30, 2011, 2010 and 2009, respectively, including approximately $1.0 million, $0.3 million and $0.3 million charged to provision for income taxes for fiscal years 2011, 2010 and 2009, respectively.

Due to our taxable loss position from inception through fiscal 2010, all tax years are subject to examination in U.S. federal and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2004 forward, none of which are individually material. We are unable to anticipate the change to the balance of our unrecognized tax benefits in the next twelve months due to the possibility of tax examinations and our continued assessment of potential contingencies.

Acquisitions

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7, an IT research and development outsourcing firm based in Bangalore, India. We acquired an additional 15.5% of the outstanding shares of S7 in fiscal 2011. We acquired S7 to serve as the Company’s new development center in India and to provide expertise in software development, code migration and network security. The total purchase price was $6.4 million in cash, consisting of $4.3 million for the shares initially acquired and $0.8 million of noncontrolling interest subsequently acquired (which amounts include an allocation of $1.1 million for excess working capital remaining as of the closing date), and $1.3 million payable over the 30 months subsequent to the closing date. Under the stock purchase agreement, the selling shareholders will indemnify us for up to $1.3 million for damages caused by inaccuracies in, breaches or violations of or defaults under representations, warranties, covenants or agreements. Any such amounts may be withheld from the $1.3 million remaining due under the purchase agreement. In connection with the acquisition, we recognized $0.1 million of transaction costs, which were included in general and administrative expenses in our consolidated statement of operations. In addition, we agreed to pay potential retention bonuses up to an aggregate amount of $2.0 million to certain S7 shareholders who were also employees. Payment of these bonuses is contingent upon the performance of post-acquisition services by those shareholders over the 30 months subsequent to the initial closing date. Accordingly, the potential bonus amounts will be accrued as compensation expense over that period. Our acquisition of S7 did not result in the creation of a new business segment.

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

As of April 30, 2011, we had cash and cash equivalents of $376.0 million and restricted cash of $1.0 million, and approximately 50% of our total cash and cash equivalents was held outside of the United States in various foreign subsidiaries. If our cash and cash equivalents held outside the United States are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We believe our existing cash and cash equivalents and anticipated cash from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may seek to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of other business opportunities as they arise.

The following summarizes our cash and cash equivalents and restricted cash:

	April 30,
	2011	2010	2009
	(dollars in thousands)
Cash and cash equivalents	$375,939	$236,347	$114,163
Restricted cash	1,031	986	850

	$376,970	$237,333	$115,013

Percentage of total assets	46.0%	34.1%	20.5%

Cash Flows

	Year Ended April 30,
	2011	2010	2009
	(in thousands)
Cash provided by operating activities	$130,971	$96,783	$57,710
Cash used in investing activities	(11,776)	(21,692)	(196,650)
Cash provided by financing activities	20,397	47,093	92,129

Net increase (decrease) in cash and cash equivalents	$139,592	$122,184	$(46,811)

Cash Flows from Operating Activities: Our largest source of operating cash is cash collected from our customers who purchase our products and services. Our primary uses of cash from operating activities are for personnel-related costs, product costs, and facility costs.

Fiscal 2011 compared with Fiscal 2010: Net cash provided by operating activities was $131.0 million in fiscal 2011 compared with $96.8 million in fiscal 2010. The increase in operating cash flow in fiscal 2011 was primarily driven by higher net income after excluding the impact of non-cash charges such as stock-based compensation, depreciation, amortization expense and issuance of common shares in connection with the derivative litigation settlement, as well as an increase in working capital sources of cash from higher deferred revenue primarily as a result of our strong service renewals during the fiscal 2011, and increase in accounts payable balances primarily due to timing of payments to vendors, partially offset by working capital uses of cash from higher inventory and accounts receivable balances at April 30, 2011. Our cash and cash equivalents and restricted cash were $377.0 million at April 30, 2011 compared with $237.3 million at April 30, 2010.

Fiscal 2010 compared with Fiscal 2009: Net cash provided by operating activities was $96.8 million in fiscal 2010 compared with $57.7 million in fiscal 2009. In fiscal 2010, we had significantly higher net income after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, partially offset by lower working capital sources of cash compared to the prior fiscal year. Net working capital sources of cash resulted from higher cash collections, higher accrued liabilities and higher deferred revenue. Higher cash collections were reflected by our decrease in days sales outstanding from 57 at April 30, 2009 to 44 at April 30, 2010. The increase in deferred revenue was a result of an increase in both new and renewal service contracts. Accrued liabilities increased primarily due to an increase in long-term income taxes payable as a result of our significantly higher net income in fiscal 2010. These sources of cash were partially offset by working capital uses of cash, including a decrease in accounts payable primarily due to timing of payments to vendors.

Cash Flows from Investing Activities: The changes in cash flows from investing activities primarily related to acquisitions and purchases of property and equipment, and technology licenses.

Fiscal 2011 compared with Fiscal 2010: Net cash used by investing activities was $11.8 million in fiscal 2011 compared with $21.7 million in fiscal 2010, a decrease of $9.9 million. This decrease was primarily due to expenditures made in fiscal 2010 for purchases of technology licenses, and cash used to purchase the initial shares of S7 in the amount of $3.8 million, net of cash acquired in fiscal 2010, with no comparable activity in fiscal 2011.

Fiscal 2010 compared with Fiscal 2009: Net cash used by investing activities was $21.7 million in fiscal 2010 compared with $196.7 million in fiscal 2009. The net cash used by our investing activities in fiscal 2010 primarily consisted of purchases of property and equipment, and technology licenses and cash used to purchase S7 of $3.8 million, net of cash acquired. The net cash used by investing activities in fiscal 2009 primarily related to cash used to acquire Packeteer of $170.6 million, net of cash acquired, and $27.3 million of purchases of property and equipment.

Cash Flows from Financing Activities: The changes in cash flows from financing activities primarily related to proceeds from issuance of debt obligations, proceeds from issuances of common stock and acquisition of noncontrolling interest.

Fiscal 2011 compared with Fiscal 2010: Net cash provided by financing activities was $20.4 million in fiscal 2011 compared with $47.1 million in fiscal 2010. The net cash provided by our financing activities in fiscal 2011 primarily consisted of proceeds from purchases of our stock under our employee stock purchase plan and proceeds from the exercise of employee stock options, which were significantly lower in fiscal 2011 than in fiscal 2010, partially offset by cash used to purchase the remaining shares of S7 for $0.8 million. The decrease in option exercises was coupled with an increase in our tax withholding obligations in connection with the vesting of restricted stock and restricted stock units compared with fiscal 2010.

Fiscal 2010 compared with Fiscal 2009: Net cash provided by financing activities was $47.1 million in fiscal 2010 compared with $92.1 million provided in fiscal 2009. The net cash provided by our financing activities in fiscal 2010 primarily consisted of the proceeds from the exercise of employee stock options, which were significantly higher compared with the prior period due to increases in our stock price during fiscal 2010, and purchases of our stock under our employee stock purchase plan.

Stock Repurchases

On November 16, 2010, our Board of Directors approved a program to repurchase up to $50 million of our common stock. Repurchases may be made from time to time in the open market or in negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934 and other legal requirements. The timing and amount of the repurchase transactions will be determined by management and may depend on a variety of factors, including the trading price of the stock, market conditions, alternative investment opportunities, and other corporate and regulatory considerations. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or discontinued at any time. The repurchases will be funded from available working capital. During the fiscal year ended April 30, 2011, we did not repurchase any shares of common stock under the program. On May 31, 2011, we commenced the repurchase of shares of our common stock under the program and as of June 3, 2011, we had repurchased shares of our common stock valued at approximately $20 million. We anticipate that we will complete the repurchase of shares of our common stock valued at approximately $50 million by the end of our first quarter of fiscal 2012.

Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. As of April 30, 2011, the Convertible Senior Notes were reported on our consolidated balance sheet at $78.1 million, net of a discount of $1.9 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

Our long-term liquidity strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest bearing and highly liquid cash equivalents.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations as of April 30, 2011:

	Year Ended April 30,
	2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Convertible Senior Notes	$—	$—	$80,000	$—	$—	$—	$80,000
Future minimum operating lease payments	10,760	10,483	8,812	7,957	4,468	1,531	44,011
Purchase obligations and other commitments	6,335	—	—	—	—	—	6,335

Total	$17,095	$10,483	$88,812	$7,957	$4,468	$1,531	$130,346

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

At April 30, 2011, we had a liability for unrecognized tax benefits of $35.2 million. Due to uncertainties with respect to the timing of future cash flows associated with our unrecognized tax benefits at April 30, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the applicable taxing authority. Therefore, $35.2 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 in the Notes to Consolidated Financial Statements for a discussion of income taxes.

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2012. As of April 30, 2011 our total purchase commitments for inventory were $6.3 million.

Off-Balance Sheet Arrangements

As of April 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

As of April 30, 2011, we did not have any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of April 30, 2011, we had cash and cash equivalents of $376.0 million and restricted cash of $1.0 million. These amounts were primarily held in money market funds. We maintain a conservative investment policy, which is intended to enhance the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates, given the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We primarily develop products in the United States and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Since all of our sales are currently invoiced and collected in U.S. dollars, a strengthening of the dollar could potentially make our products less price-competitive in foreign markets. As a significant portion of our net revenue and earnings are derived from international operations, this could adversely affect our net revenue and earnings. For fiscal years 2011, 2010 and 2009, approximately 54.7%, 55.5%, and 55.0%, respectively, of our total net revenue was derived from customers outside of the Americas. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies, which to date have constituted an insignificant portion of our total operating expenses. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. The foreign currency translation risk associated with our international operations has been material in the past and could be material in the future.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Blue Coat Systems, Inc.

We have audited the accompanying consolidated balance sheets of Blue Coat Systems, Inc. as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Coat Systems, Inc. at April 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blue Coat Systems, Inc.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

June 8, 2011

BLUE COAT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	April 30, 2011	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$375,939	$236,347
Accounts receivable, net of allowance of $0 and $235 as of April 30, 2011 and 2010, respectively	67,626	64,204
Inventory	10,134	6,010
Prepaid expenses and other current assets	14,091	15,526
Current portion of deferred income tax assets	10,399	10,980

Total current assets	478,189	333,067
Property and equipment, net	31,745	33,684
Restricted cash	1,031	986
Goodwill	242,611	242,611
Identifiable intangible assets, net	24,970	37,033
Non-current portion of deferred income tax assets	34,650	41,517
Other assets	6,212	7,140

Total assets	$819,408	$696,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,806	$15,000
Accrued payroll and related benefits	15,947	16,254
Deferred revenue	121,526	104,050
Other current liabilities	10,758	12,921

Total current liabilities	169,037	148,225
Deferred revenue, less current portion	56,546	50,172
Deferred rent, less current portion	5,501	6,427
Long-term income taxes payable	35,152	25,989
Other non-current liabilities	688	1,193
Convertible senior notes	78,136	77,241
Commitments and contingencies
Blue Coat stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 44,064 and 42,662 shares issued and outstanding at April 30, 2011 and 2010, respectively	4	3
Additional paid-in capital	1,273,934	1,231,032
Treasury stock, at cost; 463 and 397 shares held at April 30, 2011 and 2010, respectively	(4,623)	(3,035)
Accumulated deficit	(794,967)	(841,991)

Total Blue Coat stockholders’ equity	474,348	386,009

Noncontrolling interest	—	782

Total stockholders’ equity	474,348	386,791

Total liabilities and stockholders’ equity	$819,408	$696,038

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended April 30,
	2011	2010	2009
Net revenue:
Product	$291,848	$322,101	$305,601
Service	195,265	174,036	139,144

Total net revenue	487,113	496,137	444,745
Cost of net revenue:
Product	62,615	76,979	85,825
Service	43,868	48,654	45,310

Total cost of net revenue	106,483	125,633	131,135
Gross profit	380,630	370,504	313,610
Operating expenses:
Sales and marketing	186,332	179,725	178,470
Research and development	82,186	84,930	76,680
General and administrative	38,691	47,010	47,679
Amortization of intangible assets	7,372	7,289	6,667
Restructuring	193	12,551	1,546

Total operating expenses	314,774	331,505	311,042

Operating income	65,856	38,999	2,568
Interest income	629	303	1,302
Interest expense	(911)	(918)	(885)
Other expense, net	(518)	(1,033)	(2,362)

Income before income taxes	65,056	37,351	623
Provision (benefit) for income taxes	18,032	(5,528)	9,131

Net income (loss)	$47,024	$42,879	$(8,508)

Net income (loss) per share:
Basic	$1.00	$0.97	$(0.22)

Diluted	$0.98	$0.93	$(0.22)

Weighted average shares used in computing net income (loss) per share:
Basic	46,920	44,326	38,493

Diluted	48,198	45,980	38,493

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total
	Shares	Amount		Shares	Amount
Balances at April 30, 2008	38,543	$2	$1,128,903	(276)	$(903)	$(876,362)	$(179)	—	$251,461
Components of comprehensive loss:
Net loss	—	—	—	—	—	(8,508)	—	—	(8,508)
Net unrealized gain on available for sale securities	—	—	—	—	—		179	—	179

Total comprehensive loss									(8,329)

Common shares issued under stock option and stock purchase plans	1,500	—	12,943	(54)	(726)	—	—	—	12,217
Fair value of equity awards assumed in connection with Packeteer acquisition	—	—	4,610	—	—	—	—	—	4,610
Issuance of Convertible Senior Notes and Warrants, including beneficial conversion feature	—	—	4,055	—	—	—	—	—	4,055
Tax benefit from stock-based awards	—	—	(890)	—	—	—	—	—	(890)
Stock-based compensation expenses	—	—	18,485	—	—	—	—	—	18,485

Balances at April 30, 2009	40,043	2	1,168,106	(330)	(1,629)	(884,870)	—	—	281,609
Components of comprehensive income:
Net income	—	—	—	—	—	42,879	—	—	42,879

Total comprehensive income									42,879
Common shares issued under stock option and stock purchase plans	3,016	1	41,687	(67)	(1,406)	—	—	—	40,282
Noncontrolling interest in connection with S7 acquisition	—	—	—	—	—	—	—	782	782
Tax benefit from stock-based awards	—	—	1,897	—	—	—	—	—	1,897
Stock-based compensation expenses	—	—	19,342	—	—	—	—	—	19,342

Balances at April 30, 2010	43,059	3	1,231,032	(397)	(3,035)	(841,991)	—	782	386,791
Components of comprehensive income:
Net income	—	—	—	—	—	47,024	—	—	47,024

Total comprehensive income									47,024

Common shares issued under stock option and stock purchase plans	1,409	—	20,556	(66)	(1,588)	—	—	—	18,968
Noncontrolling interest in connection with S7 acquisition	—	—	—	—	—	—	—	(782)	(782)
Issuance of common shares in connection with the derivative litigation settlement	59	1	1,644	—	—	—	—	—	1,645
Tax benefit from stock-based awards	—	—	2,149	—	—	—	—	—	2,149
Stock-based compensation expenses	—	—	18,553	—	—			—	18,553

Balances at April 30, 2011	44,527	$4	$1,273,934	(463)	$(4,623)	$(794,967)	$—	$—	$474,348

The accompanying notes are an integral part of these Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2011	2010	2009
Operating Activities
Net income (loss)	$47,024	$42,879	$(8,508)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,676	14,651	10,429
Amortization	13,651	13,736	12,610
Stock-based compensation	18,553	19,342	18,485
Deferred income taxes	7,448	(25,200)	3,463
Tax benefit (expense) of stock option deduction	2,149	1,897	(890)
Excess tax benefit from stock-based compensation	(2,211)	(6,811)	(255)
Issuance of common shares in connection with the derivative litigation settlement	1,645	—	—
(Loss) gain on disposition of equipment	(6)	555	300
Changes in operating assets and liabilities:
Accounts receivable, net	(3,422)	13,642	(6,883)
Inventory	(4,124)	(310)	20,221
Prepaid expenses and other assets	1,670	(4,036)	(3,667)
Accounts payable	5,806	(9,105)	3,209
Accrued expenses and other liabilities	5,262	11,900	(15,823)
Deferred revenue	23,850	23,643	25,019

Net cash provided by operating activities	130,971	96,783	57,710
Investing Activities
Purchases of property and equipment, and technology licenses	(11,731)	(17,793)	(27,286)
Restricted cash	(45)	(136)	—
Proceeds from sale and maturities of short-term investments	—	—	1,216
Acquisitions, net of cash acquired and prior investment	—	(3,763)	(170,580)

Net cash used by investing activities	(11,776)	(21,692)	(196,650)
Financing Activities
Net proceeds from issuance of common stock	18,968	40,282	12,217
Excess tax benefit from stock-based compensation	2,211	6,811	255
Acquisition of noncontrolling interest	(782)	—	—
Net proceeds from issuance of convertible senior notes	—	—	79,657

Net cash provided by financing activities	20,397	47,093	92,129

Net increase (decrease) in cash and cash equivalents	139,592	122,184	(46,811)
Cash and cash equivalents at beginning of period	236,347	114,163	160,974

Cash and cash equivalents at end of period	$375,939	$236,347	$114,163

Non-cash investing and financing activities:
Fair value of equity awards assumed in connection with acquisitions	$—	$—	$4,610
Issuance of Convertible Senior Notes and Warrants	$—	$—	$4,055
Supplemental schedule of cash flow data:
Cash paid for interest	$16	$23	$65
Cash paid for income taxes, net of refunds	$1,504	$4,214	$9,065

The accompanying notes are an integral part of these Consolidated Financial Statements.

Note 1. Business Description and Significant Accounting Policies

Description of Business

We design, develop and sell a family of proxy and other appliances and related software and services that secure, accelerate and optimize the delivery of business applications, Web content and other information to distributed users over a Wide Area Network (“WAN”), or across an enterprise’s gateway to the public Internet (also known as the Web). Our products provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed to accelerate and optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers. In addition to accelerating and optimizing the performance and delivery of applications, our products enable our end user customers to secure their Internet gateways and remote computer systems by providing protection from malicious code, or malware, and objectionable content.

Our products are based upon three core functionalities:

•

Security: Security of the delivery of business applications and content and protection from malware, spyware or other malicious threats, together with centrally managed policy enforcement that enables an enterprise to set, enforce and measure compliance with its corporate IT policies. When combined with visibility, policy controls offer enterprises multiple layers of network security from malicious threats and content.

•

Acceleration: Acceleration and optimization of the delivery of internal, external, real-time and customized applications and content across the networks of distributed enterprises. Optimizing the delivery of business-critical applications to provide faster response times enables an enterprise to more efficiently utilize existing bandwidth and to increase its users’ productivity.

•

Visibility: Visibility of applications, content and users on the network to enable distributed enterprises to discover, classify, prioritize and monitor applications, content and users according to their corporate IT policies. With centralized visibility into its application traffic, an enterprise can more efficiently monitor end user application response times and align its network investments with changing business requirements.

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

We design, develop and sell products and services that secure and optimize the delivery of business applications and other information to distributed users over a Wide Area Network (“WAN”), or across an enterprise’s gateway to the public Internet (also known as the Web). Our products provide our end user customers with information about the applications and Web traffic running on their networks, including the ability to discover, classify, manage and control communications between users and applications across internal networks, the WAN and the Internet. Our products are also designed to optimize the performance of our end users’ business applications and content, whether used internally or hosted by external providers. In addition to optimizing the performance and delivery of applications, our products enable our end user customers to secure their Internet gateways and remote computer systems by providing protection from malicious code, or malware, and objectionable content.

We operate a multiple tier channel distribution model that includes both distributors and value-added resellers. In most cases, we sell our products to distributors, who in turn sell to value-added resellers and ultimately end users. In these cases, we generally ship our products from our fulfillment centers to value-added resellers who provide configuration services for end users. In some cases, we sell directly to value-added resellers, who in turn sell to end users. In these cases, we generally ship our products from our fulfillment centers directly to end users. We generally do not accept orders from distributors or value-added resellers when we are aware that they do not have an order from an end user. Additionally, we provide unspecified software upgrades for most of our products, on a when-and-if available basis, through post contract customer support (“maintenance”) contracts.

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

The impact from the adoption of the amended revenue recognition rules to total revenue, net income, and deferred revenue was not material in fiscal 2011. The new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenue in periods after initial adoption, although the impact on the timing and pattern of revenue will vary depending on the nature and volume of new or materially modified contracts in any given period.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and record an allowance when collection of a receivable becomes doubtful. We analyze accounts receivable and historical bad debts, customer geographic concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of such allowance, and record any required changes in the allowance account to general and administrative expense. We write off accounts receivable when they are deemed to be uncollectible.

Stock-Based Compensation

We utilize the Black-Scholes option valuation model to calculate compensation expense. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected term of options, the expected price volatility of the stock underlying such options, the risk-free interest rate, and the expected dividend rate. We are required to estimate the stock awards that we ultimately expect to vest and to reduce compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. To the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest. See Note 9 in the Notes to Consolidated Financial Statements for additional information.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

Restricted cash is comprised of $1.0 million in cash and cash equivalents pledged as collateral for four separate irrevocable letters of credit. These letters of credit currently expire in June 2012 and March 2012. The time deposits securing these letters of credit are classified as restricted cash in the accompanying consolidated balance sheets as of April 30, 2011 and 2010, respectively.

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

Concentration and Other Risks

Financial instruments that potentially subject us to credit risk consist of money market accounts and trade receivables. We maintain demand deposit and money market accounts with financial institutions of high credit standing. Such deposits generally are in excess of insured limits. We invest only in high-quality, investment grade securities and limit investment exposure in any one issue. Such investments are classified as cash equivalents in our consolidated balance sheets at April 30, 2011 and 2010, respectively. We believe the financial risks associated with these financial instruments are not material, and we have not experienced material losses from our investments in these instruments.

We do not require collateral for sales to customers. However, we perform on-going credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts. Certain of our global distributors, including their various affiliates, account for more than 10% of our net revenue. In fiscal 2011, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 25.5%, 16.2% and 13.7% of our total net revenue, respectively. In fiscal 2010, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 23.0%, 17.3% and 13.3% of our total net revenue, respectively. In fiscal 2009, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 20.0%, 16.0% and 12.5% of our total net revenue, respectively.

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

Property and Equipment

Property and equipment are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

Software	3 years
Computer and office equipment	3-5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of facility life or remaining lease term

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

We perform goodwill impairment tests annually during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2011 and concluded that no impairment existed at April 30, 2011.

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

Research and Development

Costs related to research, design and development of our products are expensed as incurred. When significant, software development costs are capitalized after establishment of technological feasibility and marketability until product is available for general release to customers. Generally, our products are released soon after technological feasibility has been established. Costs subsequent to achieving technological feasibility were not material to our consolidated financial statements and all software development costs were expensed as incurred in fiscal 2011, 2010 and 2009, respectively.

Foreign Currency

The functional currency of our domestic and foreign operations is the U.S. dollar. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition and results of operations from local currencies into the functional currency, are included in other expense, net in the accompanying consolidated statements of operations. Remeasurement and foreign currency transaction losses, net, for fiscal years ended April 30, 2011, 2010 and 2009 were $0.4 million, $1.2 million and $2.3 million, respectively.

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

Advertising Costs

Advertising costs are charged to sales and marketing expense as incurred. Advertising costs were $1.1 million, $5.6 million and $5.6 million for fiscal years ended April 30, 2011, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

Fair Value Measurement: In May 2011, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) (collectively, the Boards) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value

Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. We do not expect the implementation of this standard to have a material impact on our consolidated financial statements.

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

Under the two-class method, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders is determined after allocating undistributed earnings to convertible senior note holders. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding, including dilutive common shares subject to repurchase and potential shares issuable assuming the (i) dilutive effect of outstanding stock options, restricted stock awards and restricted stock units, warrants and shares issuable under our employee stock purchase plan using the treasury stock method, and (ii) conversion of convertible senior notes. For periods for which there is a net loss, the number of shares used in the computation of diluted net loss per share are the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive. No portion of the loss for fiscal 2009 was allocated to the participating securities under the two-class method since there is no contractual obligation under the convertible senior notes for the note holders to share in our losses.

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations reconciled to basic and diluted per share amounts available to common stockholders:

	Year Ended April 30,
	2011	2010	2009
	(in thousands, except per share amounts)
Basic net income (loss) per share
Numerator:
Net income (loss)	$47,024	$42,879	$(8,508)
Less: undistributed earnings allocated to convertible senior note holders	(3,862)	(3,728)	—

Net income (loss) available to common stockholders	$43,162	$39,151	$(8,508)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per share	46,920	44,326	38,493
Effect of participating convertible senior notes	(3,854)	(3,854)	—

Weighted average common shares outstanding using the two-class method	43,066	40,472	38,493

Basic income (loss) per share available to common stockholders	$1.00	$0.97	$(0.22)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$47,024	$42,879	$(8,508)
Less: undistributed earnings allocated to convertible senior note holders	(3,760)	(3,594)	—

Net income (loss) available to common stockholders	$43,264	$39,285	$(8,508)
Denominator:
Basic weighted average common shares used in computing basic net income (loss) per share	46,920	44,326	38,493
Add: Weighted average employee stock options	962	1,318	—
Add: Other weighted average dilutive potential common stock	316	336	—

Weighted average common shares used in computing diluted net income (loss) per share	48,198	45,980	38,493
Effect of participating convertible senior notes	(3,854)	(3,854)	—

Weighted average common shares outstanding using the two-class method	44,344	42,126	38,493

Diluted income (loss) per share available to common stockholders	$0.98	$0.93	$(0.22)

For fiscal years ended April 30, 2011 and 2010, outstanding stock options and restricted stock units covering an aggregate of 1.9 million shares and 2.5 million shares, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive under the treasury stock method.

For the fiscal year ended April 30, 2009, outstanding stock options, employee stock purchase plan shares, restricted stock units and restricted stock awards were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive due to our net loss for the period.

At April 30, 2011, 2010 and 2009, there were outstanding warrants to purchase 385,356 shares of our common stock. The Warrants were included in the computation of the diluted net income per share for fiscal years ended April 30, 2011 and 2010, because the exercise price of the Warrants was less than the average market price of our common stock during those periods. The Warrants were not included in the computation of diluted net loss per share for the fiscal year ended April 30, 2009 because their inclusion would have been anti-dilutive.

Shares of our common stock issuable upon the assumed conversion of the convertible senior notes in the amount of 3,853,564 were not included in the computation of diluted net income per share for the fiscal year ended April 30, 2009, due to our net loss for the period.

Note 3. Acquisitions

Fiscal 2010 Acquisition

S7 Software Solutions Pvt. Ltd.

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7 Software Solutions Pvt. Ltd. (“S7”), an IT research and development outsourcing firm based in Bangalore, India. We acquired an additional 15.5% of the outstanding shares of S7 in fiscal 2011. We acquired S7 to serve as our new development center in India and to provide expertise in software development, code migration and network security. We have included the operating results of S7 in our consolidated financial results since the January 25, 2010 acquisition date.

The total purchase price was $6.4 million in cash, consisting of $4.3 million for the initial shares acquired and $0.8 million for the noncontrolling interest subsequently acquired (which amounts include an allocation of $1.1 million for excess working capital remaining as of the closing date), and $1.3 million payable over the 30 months subsequent to the initial closing date. Under the stock purchase agreement, the selling shareholders will indemnify us for up to $1.3 million for damages caused by inaccuracies in, breaches or violations of or defaults under representations, warranties, covenants or agreements. Any such amounts may be withheld from the $1.3 million in remaining payments due under the purchase agreement. In allocating the purchase price based on estimated fair values, we recorded approximately $4.5 million of goodwill, $0.7 million of identifiable intangible assets for customer relationships and $1.2 million of net tangible assets. In connection with the acquisition, we recognized $0.1 million of transaction costs which were included in general and administrative expenses in our consolidated statement of operations. In addition, we agreed to pay potential retention bonuses up to an aggregate amount of $2.0 million to certain S7 shareholders who were also employees. Payment of these bonuses is contingent upon the performance of post-acquisition services by those shareholders over the 30 months subsequent to the initial closing date. Accordingly, the potential bonus amounts are accrued as compensation expense over the assumed retention period. Our acquisition of S7 did not result in the creation of a new business segment.

The fair value of the acquisition-related intangible assets was calculated considering market participant expectations and using an income approach with estimates and assumptions provided by S7 and our management. We used a discount rate reflective of the risk of the respective cash flows. The acquisition-related intangible assets consist of assumed customer contracts, which represent S7’s underlying relationships with its customers at the time of the acquisition of the initial shares. The fair value assigned to customer relationships was $0.7 million which is amortized on a straight-line basis over the expected useful life of 4 years, consistent with the number of periods of prospective cash flow and other benefits utilized to estimate the fair values of the assets.

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

Note 4. Goodwill and Identifiable Acquisition-Related Intangible Assets

Goodwill

The changes in the carrying amount of goodwill, which generally is not deductible for tax purposes, for fiscal years ended April 30, 2011 and 2010 were as follows:

	Year Ended April 30,
	2011	2010
	(in thousands)
Balance, beginning of year	$242,611	$238,466
Addition to goodwill related to S7 acquisition	—	4,529
Goodwill adjustments related to Packeteer acquisition	—	(384)

Balance, end of year	$242,611	$242,611

The goodwill adjustment related to Packeteer acquisition was recorded during the first quarter of fiscal 2010 and related to the settlement of a lease liability for less than originally provided for in our purchase price allocation.

Identifiable Intangible Assets

Our identifiable acquisition-related intangible assets are as follows (in thousands):

April 30, 2011	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(16,401)	$9,630
Core technology	5 years	2,929	(2,929)	—
Customer relationships	4-7 years	37,723	(22,383)	15,340
Trade name	2 years	400	(400)	—

Total		$67,083	$(42,113)	$24,970

April 30, 2010	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(11,730)	$14,301
Core technology	5 years	2,929	(2,929)	—
Customer relationships	5-7 years	37,723	(15,011)	22,712
Trade name	2 years	400	(380)	20

Total		$67,083	$(30,050)	$37,033

Amortization expense for our identifiable acquisition-related intangible assets for fiscal years ended April 30, 2011, 2010 and 2009 were allocated as follows:

	Year Ended April 30,
	2011	2010	2009
	(in thousands)
Included in cost of net revenue	$4,691	$5,152	$4,969
Included in operating expenses	7,372	7,289	6,667

Total	$12,063	$12,441	$11,636

As of April 30, 2011, we had no identifiable acquisition-related intangible assets with indefinite lives. The weighted average remaining life of identifiable acquisition-related intangible assets was 2.1 years and 3.1 years as of April 30, 2011 and 2010, respectively.

Estimated amortization expense related to our identifiable acquisition-related intangible assets in future periods is as follows:

Year Ended April 30,	Amortization
(in thousands)
2012	$11,956
2013	11,783
2014	1,231

$24,970

Note 5. Restructuring Activities

Fiscal 2010 Restructuring Plan

On November 3, 2009, we committed to a restructuring plan, which included a net reduction of approximately 10% of our headcount through the first quarter of fiscal 2011 and the closure of three facilities, including two research and development facilities located in Riga, Latvia, and South Plainfield, New Jersey (the “2010 Plan”). We consolidated our research and development work at three existing locations—Sunnyvale, California, Draper, Utah and Waterloo, Ontario, Canada—and opened a new location in Bangalore, India. The restructuring activities commenced on November 3, 2009, and were substantially complete by the end of the first quarter of fiscal 2011.

These actions were approved as part of our continuing effort to improve our profitability, to realign our research and development activity and resources, and to drive greater productivity throughout our organization.

Restructuring charges consist primarily of personnel-related severance costs, contract termination costs and stock-based compensation expenses. Stock-based compensation included in restructuring charges resulted primarily from the additional vesting of unvested option shares and restricted stock awards and restricted stock units upon termination of the employment of employees under the 2010 Plan and pursuant to the terms of their separation agreements. The total estimated restructuring costs associated with the 2010 Plan were $12.7 million. Of the total restructuring charges, $10.8 million in charges related to severance and related benefits for 265 employees and $1.9 million in charges related to facility closures and consolidations. We recorded a total of $12.7 million of restructuring charges through the fourth quarter of fiscal 2011, including $0.1 million of stock-based compensation. We do not expect to incur any charges in the future.

Fiscal 2009 Restructuring Plan

In connection with our acquisition of Packeteer, we committed to a plan that resulted in the termination of the employment of 33 employees of Blue Coat (the “2009 Plan”). Restructuring charges related to the 2009 Plan consist primarily of personnel-related severance costs and stock-based compensation expenses. Stock-based compensation included in restructuring resulted primarily from the additional vesting of unvested option shares and restricted shares upon termination of the employment of those employees pursuant to the terms of their separation agreements. The termination of employment of all 33 employees occurred during the first quarter of fiscal 2009, and we recorded a restructuring charge of $1.5 million in our consolidated statements of operations, including $0.1 million of stock-based compensation. We paid severance related costs in the amount of $1.5 million under the 2009 Plan. The 2009 Plan was completed in the first quarter of fiscal 2010, and no further charges under the 2009 plan were incurred.

We also planned to exit certain Packeteer facilities, discontinue certain Packeteer products, and involuntarily terminate the employment of certain Packeteer employees. On the acquisition date of June 6, 2008, we accrued $11.6 million related to employee severance costs and $1.9 million related to lease termination costs. From the acquisition date of June 6, 2008 through April 30, 2011, we paid $11.3 million related to employee severance costs and $3.5 million related to lease termination costs, and we decreased the employee severance accrual by $0.3 million and increased the lease termination accrual by $1.6 million. The increase to the lease termination accrual primarily related to a real estate commission paid in fiscal 2009 in connection with the termination of an assumed lease.

Summary of Restructuring Plans

The following tables summarize the activity related to our restructuring plans for fiscal years ended April 30, 2011 and 2010:

Fiscal 2011 Activity

(in thousands)	Balance, April 30, 2010	Charges to Expense	Cash Payments	Non-cash settlements and other adjustments	Balance, April 30, 2011
Fiscal 2010 Restructuring Plan
Severance	$989	$80	$(1,069)	$—	$—
Facilities	1,255	113	(1,368)	—	—

Total	$2,244	$193	$(2,437)	$—	$—

Fiscal 2010 Activity

(in thousands)	Balance, April 30, 2009	Charges to Expense	Cash Payments	Non-cash settlements and other adjustments	Balance, April 30, 2010
Fiscal 2010 Restructuring Plan
Severance	$—	$10,736	$(9,639)	$(108)	$989
Facilities	—	1,815	(84)	(476)	1,255

Total	$—	$12,551	$(9,723)	$(584)	$2,244

Fiscal 2009 Restructuring Plan
Severance	$101	$—	$(101)	$—	$—

Packeteer Restructuring Activities
Severance	$79	$—	$(79)	$—	$—
Facilities	893	—	(492)	(401)	—

Total	$972	$—	$(571)	$(401)	$—

Total Restructuring Plans	$1,073	$12,551	$(10,395)	$(985)	$2,244

At April 30, 2011 and 2010, accrued restructuring was included in other current liabilities in our consolidated balance sheets.

Note 6. Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. As of April 30, 2011, the Convertible Senior Notes were reported on our consolidated balance sheet at $78.1 million, net of a discount of $1.9 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

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

Note 7. Consolidated Balance Sheet Data

Inventory

Inventory consisted of the following:

	April 30,
	2011	2010
	(in thousands)
Raw materials	$4,048	$3,573
Finished goods	6,086	2,437

Total	$10,134	$6,010

Property and Equipment

Property and equipment, net consisted of the following:

	April 30,
	2011	2010
	(in thousands)
Computer and office equipment	$28,055	$20,701
Software	16,764	15,694
Furniture and fixtures	5,788	5,312
Leasehold improvements	19,831	17,790
Construction in progress	2,139	349

	72,577	59,846
Less accumulated depreciation and amortization	(40,832)	(26,162)

	$31,745	$33,684

Depreciation expense was $13.7 million, $14.7 million and $10.4 million for fiscal years ended April 30, 2011, 2010 and 2009, respectively.

Other assets

We periodically enter into license agreements under which we receive nonexclusive, perpetual, worldwide license rights. We capitalize these license rights and amortize them over their respective estimated useful lives. For fiscal years ended April 30, 2011, 2010 and 2009, amortization expense related to these license rights was $0.7 million, $0.4 million, $0.2 million, respectively and was included in cost of product revenue in our consolidated statements of operations. The unamortized balance related to these license rights was $3.7 million and $4.4 million at April 30, 2011 and 2010, respectively.

As of April 30, 2011, amortization expense in future periods for these license rights is expected to be as follows:

Year Ended April 30,	Amortization
(in thousands)
2012	$692
2013	667
2014	579
2015	361
2016	314
Thereafter	1,066

$3,679

Other Current Liabilities

Other current liabilities consisted of the following:

	April 30,
	2011	2010
	(in thousands)
Professional and consulting fees	$463	$541
Accrued royalty	2,242	1,771
Warranty obligations	521	648
Supply chain liability	183	288
Sales and marketing costs	709	388
Accrued restructuring costs	—	2,244
Foreign income taxes payable	1,600	3,258
Deferred rent, current portion	1,196	146
Other	3,844	3,637

Total other current liabilities	$10,758	$12,921

Deferred revenue

Deferred revenue consisted of the following:

	April 30,
	2011	2010
	(in thousands)
Deferred product revenue, current	$2,286	$787
Deferred service revenue, current	119,240	103,263

Total deferred revenue, current	121,526	104,050
Deferred service revenue, non-current	56,546	50,172

Total deferred revenue	$178,072	$154,222

Note 8. Fair Value of Assets and Liabilities

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash

Our cash historically has been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. Our restricted cash is invested in time deposits with maturity dates consistent with the maturity dates of the letters of credit they collateralize. At April 30, 2011, our cash was invested in money market mutual funds and a money market savings account. The carrying amount of cash and cash equivalents and restricted cash reported on the balance sheet approximates its fair value. The fair values of cash equivalents are based upon quoted market prices.

Convertible Senior Notes

The carrying amount of the Convertible Senior Notes is net of discounts, primarily related to the associated Warrants. The fair value of the Convertible Senior Notes as of April 30, 2011 was determined based on an internal valuation model that utilized quoted market prices and interest rates for similar instruments, and is approximately $114.2 million. See Note 6 for further information regarding the Convertible Senior Notes and Warrants.

The estimated fair values of our financial instruments are as follows:

	As of April 30,
	2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Assets:
Cash	$61,133	$61,133	$38,609	$38,609
Money market funds	315,837	315,837	198,724	198,724

	$376,970	$376,970	$237,333	$237,333
Reported as:
Assets:
Cash and cash equivalents		$375,939		$236,347
Long-term restricted cash		1,031		986

		$376,970		$237,333

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

Fair Value Measurements

Our financial instruments are valued using quoted prices in active markets. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of April 30, 2011 and 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
April 30, 2011:
Money Market Funds (1)	$315,837	$—	$—	$315,837
April 30, 2010:
Money Market Funds (1)	$198,724	$—	$—	$198,724

(1)	Included in cash and cash equivalents on our consolidated balance sheets as of April 30, 2011 and 2010.

Our investments in money market funds are measured at fair value on a recurring basis. Our money market funds are targeted to be priced and have a value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments are classified as Level 1.

During fiscal 2011, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination.

Note 9. Stockholders’ Equity

Stock Repurchases

On November 16, 2010, our Board of Directors approved a program to repurchase up to $50 million of our common stock. Repurchases may be made from time to time in the open market or in negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934 and other legal requirements. The timing and amount of the repurchase transactions will be determined by management and may depend on a variety of factors, including the trading price of the stock, market conditions, alternative investment opportunities, and other corporate and regulatory considerations. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or discontinued at any time. The repurchases will be funded from available working capital. During the fiscal year ended April 30, 2011, we did not repurchase any shares of common stock under the program. On May 31, 2011, we commenced the repurchase of shares of our common stock under the program and as of June 3, 2011, we had repurchased shares of our common stock valued at approximately $20 million.

Preferred Stock

As of April 30, 2011, we have 9,958,000 shares of preferred stock authorized. The preferred stock is undesignated and the Board of Directors has the authority to issue new series of preferred stock and determine the rights, preferences and privileges of such preferred stock.

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

Stock-Based Compensation Plans

2010 New Employee Stock Incentive Plan

On April 22, 2010, our Board of Directors approved the 2010 New Employee Stock Incentive Plan (the “2010 Stock Incentive Plan”), under which 300,000 shares of common stock initially were reserved for issuance. The 2010 Stock Incentive Plan was designed to attract new employees by providing for equity awards in the form of restricted shares, stock units or options. The 2010 Stock Incentive Plan was amended effective September 1, 2010 to increase the maximum aggregate number of shares that could be issued under it by 512,500 shares. On October 7, 2010, we terminated the 2010 Stock Incentive Plan upon obtaining shareholder approval to increase the share reserve under the 2007 Stock Incentive Plan. As of April 30, 2011, 622,465 shares of our common stock were subject to outstanding equity awards under the 2010 Stock Incentive Plan.

Employee Stock Purchase Plan

In September 1999, our Board of Directors adopted the Employee Stock Purchase Plan (“ESPP”), which became effective upon our initial public offering and was most recently amended on October 30, 2009 to increase the maximum aggregate number of shares that may be issued under the ESPP by 3,000,000 shares. Under the ESPP, eligible employees may purchase common stock through payroll deductions, not to exceed the greater of 25% of an employee’s compensation or $10,000 per six-month offering period, at a price equal to 85% of the closing fair market value of our common stock on the lower of the first day of the offering or the last day of the applicable six-month purchase period. As of April 30, 2011, 2,772,367 shares of common stock were available for future purchase and 3,027,633 shares of common stock had been issued under the ESPP.

There were 475,340, 692,964 and 609,301 shares purchased under the ESPP during the fiscal years ended April 30, 2011, 2010 and 2009, respectively.

2007 Stock Incentive Plan

On August 27, 2007, our Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”). As adjusted for the Company’s stock dividend on October 4, 2007, a total of 4,000,000 shares of common stock were initially reserved for issuance, together with shares reserved against options or awards made under the 1999 Stock Incentive Plan, 2000 Supplemental Stock Option Plan, 1999 Director Option Plan or 2007 New Employee Stock Incentive Plan (the “Prior Plans”) as of the date of effectiveness of the 2007 Stock Incentive Plan. The 2007 Stock Incentive Plan provides for four different types of equity compensation awards: stock options, stock appreciation rights, restricted stock awards; and restricted stock units. The 2007 Stock Incentive Plan was approved by our stockholders on October 2, 2007, and became effective at that time. The Prior Plans were terminated upon the effectiveness of the 2007 Stock Incentive Plan and options and awards made under the Prior Plans are deemed incorporated into the 2007 Stock Incentive Plan, but shall remain outstanding in accordance with their original terms. On October 7, 2010, the 2007 Stock Incentive Plan was amended and the share reserve under plan was increased by an additional 2,400,000 shares to 6,400,000 shares. The 2007 Stock Incentive Plan will automatically terminate on the tenth anniversary of the adoption of the 2007 Stock Incentive Plan by the Board of Directors (August 27, 2017).

As of April 30, 2011, 3,234,693 shares of our common stock were available for future equity awards under the 2007 Stock Incentive Plan and 5,269,612 shares of our common stock were subject to outstanding equity awards under the 2007 Stock Incentive Plan and the Prior Plans.

Plans Assumed Upon Acquisition

As a result of our acquisition of Packeteer, we assumed the outstanding options and restricted stock units granted by Packeteer under the Packeteer, Inc. 1999 Stock Incentive Plan (the “Packeteer Plan”), the Workfire Technologies International, Inc. 2000 Stock Option Plan and the Tacit Networks, Inc. 2000 Equity Incentive Plan (the “Assumed Awards”). At April 30, 2011, with respect to the Assumed Awards, the number of shares of common stock subject to outstanding stock options was 232,883 and the number of shares of common stock subject to outstanding restricted stock units was 14,976. We also assumed the Packeteer Plan (the “Assumed Plan”) and issued stock options and restricted stock units to former Packeteer employees under the Assumed Plan, consistent with its terms prior to May 19, 2009, at which time the Assumed Plan terminated. At April 30, 2011, the number of shares of common stock subject to outstanding stock options granted by us under the Assumed Plan was 119,827 and the number of outstanding restricted stock units of common stock issued by us under the Assumed Plan was 4,746.

Restricted Stock Awards

A summary of restricted stock awards activity during the fiscal years ended April 30, 2011, 2010 and 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at April 30, 2008	300,416	$23.15
Granted	347,821	$14.97
Vested	(83,672)	$22.38
Cancelled	(70,478)	$23.02

Balance at April 30, 2009	494,087	$17.54
Granted	—	$—
Vested	(145,111)	$16.96
Cancelled	(95,899)	$17.63

Balance at April 30, 2010	253,077	$16.81
Granted	—	$—
Vested	(94,765)	$18.36
Cancelled	(61,798)	$13.34

Balance at April 30, 2011	96,514	$17.51

The total fair value of restricted stock awards vested during fiscal years ended April 30, 2011, 2010 and 2009 was $1.7 million, $2.5 million and $1.9 million, respectively.

Restricted Stock Unit Awards

A summary of restricted stock unit awards activity during the fiscal years ended April 30, 2011, 2010 and 2009 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at April 30, 2008	5,000	$26.69
Assumed in connection with acquisition of Packeteer	301,830	$18.57
Vested	(59,847)	$18.71
Cancelled	(120,698)	$18.57

Balance at April 30, 2009	126,285	$18.82
Granted	260,673	$18.76
Vested	(38,054)	$18.89
Cancelled	(56,557)	$17.43

Balance at April 30, 2010	292,347	$19.03
Granted	765,571	$24.13
Vested	(84,307)	$19.00
Cancelled	(76,375)	$21.57

Balance at April 30, 2011	897,236	$23.16

The total fair value of restricted stock units vested during the fiscal years ended April 30, 2011, 2010 and 2009 was $1.6 million, $0.7 million and $1.1 million, respectively.

Stock Option Awards

A summary of stock option activity during the fiscal years ended April 30, 2011, 2010 and 2009 is as follows:

	Options outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Balance at April 30, 2008	5,742,562	$22.76
Options granted	2,331,665	$14.37
Assumed in connection with acquisition of Packeteer	2,342,464	$30.83
Options exercised	(553,993)	$10.69
Options forfeited	(1,844,655)	$29.50

Balance at April 30, 2009	8,018,043	$21.96
Options granted	1,290,362	$18.44
Options exercised	(2,380,602)	$14.01
Options forfeited	(1,647,432)	$36.44

Balance at April 30, 2010	5,280,371	$20.17
Options granted	1,024,840	$24.19
Options exercised	(910,835)	$13.80
Options forfeited	(746,082)	$32.14

Outstanding at April 30, 2011	4,648,294	$20.37	6.70	$44.07

Exercisable at April 30, 2011	2,759,527	$20.08	5.48	$28.44

Vested and expected to vest at April 30, 2011	4,258,342	$20.26	6.51	$41.17

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the fourth quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 30, 2011. As the fair market value of our common stock changes, the pretax intrinsic value will change as well. Total intrinsic value of options exercised was $11.3 million, $31.4 million and $2.7 million for fiscal years ended April 30, 2011, 2010 and 2009, respectively. The weighted average grant date fair value of stock options granted to employees was $11.01, $10.14 and $7.95 per share during the fiscal years ended April 30, 2011, 2010 and 2009, respectively.

The following table provides segregated ranges of outstanding and exercisable stock options at April 30, 2011:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 1.13 – $ 9.48	519,806	4.47	$7.46	470,356	$7.33
$ 9.55 – $ 14.60	475,325	5.92	$12.55	297,759	$12.85
$ 15.19 – $ 16.03	553,836	7.64	$15.92	221,684	$15.89
$ 16.44 – $ 17.58	657,465	6.48	$17.04	500,253	$17.16
$ 17.98 – $ 22.64	467,324	6.50	$20.20	296,006	$20.36
$ 22.67 – $ 23.41	490,071	8.93	$23.38	95,998	$23.29
$ 23.65 – $ 24.57	643,142	7.41	$24.12	325,092	$24.45
$ 24.65 – $ 31.56	466,520	7.19	$27.72	226,177	$27.12
$ 31.88 – $ 50.39	293,006	4.99	$38.75	254,427	$39.52
$ 50.55 – $ 50.55	81,799	6.19	$50.55	71,775	$50.55

$ 1.13 – $ 50.55	4,648,294	6.70	$20.37	2,759,527	$20.08

The total number of unvested options as of April 30, 2011 and 2010 was 1,891,337 and 2,391,990 respectively.

We settle employee stock option exercises primarily with newly issued common shares. We received $19.0 million, $40.3 million and $12.2 million in cash from the issuance of common stock upon the exercise of stock options or purchases made under our ESPP for fiscal years ended April 30, 2011, 2010 and 2009, respectively. In connection with these exercises, the tax benefit (expense) realized by us was $2.1 million, $1.9 million and $(0.9) million for fiscal years ended April 30, 2011, 2010 and 2009, respectively.

Stock-Based Compensation Expense

The following presents stock-based compensation expense included in our consolidated statements of operations:

	Year Ended April 30,
	2011	2010	2009
	(in thousands)
Stock-based compensation expense:
Cost of net revenue: product	$617	$588	$668
Cost of net revenue: service	941	1,425	1,174
Sales and marketing	5,726	6,520	6,419
Research and development	7,107	6,491	5,304
General and administrative	4,162	4,210	4,832

Subtotal	18,553	19,234	18,397
Restructuring	—	108	88

Total	$18,553	$19,342	$18,485

Included in stock-based compensation for fiscal years ended April 30, 2011, 2010 and 2009 was $2.8 million, $3.3 million and $2.8 million, respectively, related to the amortization of expenses related to shares granted under our ESPP.

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

Estimating Forfeitures

We estimate our forfeitures annually based on an analysis of historical pre-vesting forfeitures. We calculate a forfeiture rate for our stock options and awards of restricted stock and restricted stock units separately based on historical forfeiture activity, but due to the smaller number of our awards of restricted stock and restricted stock units, we utilized a combined forfeiture rate. To the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards would have vested.

We used the following assumptions to estimate the fair value of options granted and shares purchased under our employee stock plans and stock purchase plan and to record stock-based compensation expense for fiscal years ended April 30, 2011, 2010 and 2009:

	Year Ended April 30,
Stock Options	2011	2010	2009
Risk-free interest rate	1.4%	2.6%	2.6%
Expected term (in years)	4.3	4.8	4.0
Dividend yield	—	—	—
Volatility	56%	66%	73%
Expected forfeitures	18.0%	14.0%	14.0%

	Year Ended April 30,
Employee Stock Purchase Plan	2011	2010	2009
Risk-free interest rate	0.2%	0.2%	1.1%
Expected term (in years)	0.5	0.5	0.5
Volatility	50%	53%	75%

As of April 30, 2011, $26.0 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over the respective vesting terms of each award through 2015. The weighted average term of the unrecognized stock-based compensation expense is 2.6 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance as of April 30, 2011:

April 30, 2011
Warrants outstanding	385,356
Convertible Senior Notes	3,853,564
Restricted Stock Units	897,236
Stock options:
Granted and outstanding	4,648,294
Available for grant	3,234,693
Employee stock purchase plan available for future issuance	2,772,367

Total	15,791,510

Note 10. Income Taxes

The domestic and foreign components of income before income taxes were as follows:

	Year Ended April 30,
	2011	2010	2009
	(in thousands)
U.S.	$16,313	$6,318	$1,127
Non-U.S.	48,743	31,033	(504)

Total pre-tax income	$65,056	$37,351	$623

The provision (benefit) for income taxes was as follows:

	Year Ended April 30,
	2011	2010	2009
	(in thousands)
U.S. federal taxes:
Current	$7,106	$15,255	$2,765
Deferred	6,562	(25,323)	1,748
Non-U.S. taxes:
Current	2,076	3,187	2,835
Deferred	(283)	(13)	—
State taxes:
Current	1,402	1,175	1,216
Deferred	1,169	191	567

Provision (benefit) for income taxes	$18,032	$(5,528)	$9,131

A reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate to net income (loss) before income tax provision (benefit) is summarized as follows:

	Year Ended April 30,
	2011	2010	2009
	(in thousands)
Provision at statutory rate	$22,770	$13,073	$218
State and local income taxes	1,562	888	818
Foreign income taxes	(7,157)	3,636	3,174
Valuation allowance	—	(25,256)	1,748
Stock-based compensation	2,501	1,401	3,587
R & D credit	(1,391)	272	(1,402)
Other	(253)	458	988

Provision (benefit) for income taxes	$18,032	$(5,528)	$9,131

The primary difference between our effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense, and the utilization of tax attributes benefited due to the legislation passed on federal research and expenditure credits. The reconciling item above related to foreign income taxes includes the effect of the Company’s profits taxable in jurisdictions at rates different from the US. We released our valuation allowance against $10.6 million of previously unrecognized deferred tax assets during the fourth quarter of fiscal 2010. In addition, we recognized an additional $14.5 million of deferred tax assets during fiscal 2010 which primarily related to the utilization of previously unbenefitted tax attributes to offset current taxable income in the U.S.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	April 30,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$27,603	$33,303
Stock-based compensation	6,103	5,778
Other accruals/reserves	12,377	14,496
Tax credits	9,505	8,160
Capitalized research and development	2,238	4,683

Gross deferred tax assets	57,826	66,420
Valuation allowance	(759)	(550)

Total deferred tax assets	$57,067	$65,870

Deferred tax liabilities:
Prepaid expenses	$(685)	$(1,060)
Fixed assets	(2,304)	(2,119)
Intangible assets	(4,319)	(6,674)
Goodwill	(4,710)	(3,520)

Total deferred tax liabilities	(12,018)	(13,373)

Net deferred tax assets	$45,049	$52,497

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized in future periods. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including operating results, our history of losses and forecasts of future taxable income.

Our conclusion that a portion of our deferred tax assets is more likely than not to be realized is strongly influenced by our projections of future taxable income and changes in tax laws in various jurisdictions. Our estimate of future taxable income considers available positive and negative evidence regarding our current and future operations, including projections of income in various states and foreign jurisdictions. We believe our estimate of future taxable income is reasonable; however, it is inherently uncertain, and if our future operations generate taxable income greater than projected, we may record reductions to our valuation allowance. Conversely, if our ability to generate future taxable income necessary to realize a portion of the deferred tax asset is materially reduced, we may record additions to our valuation allowance. During fiscal year 2011, we recorded an additional valuation allowance of $0.2 million on certain California deferred tax assets to reflect the potential impact of the California law related to the single sales factor apportionment election.

As of April 30, 2011, we had net operating loss carryforwards for federal income tax purposes of approximately $199.0 million, which will expire in fiscal years ending in 2013 through 2030, if not utilized. We also had net operating loss carryforwards for state income tax purposes of approximately $59.6 million, which will expire in fiscal years 2012 through 2030 if not utilized. Of the total tax attributes, we have $97.8 million of federal net operating loss carryforwards and $59.0 million of state net operating loss carryforwards for which no deferred tax asset has or will be recorded until the tax benefit relating to excess stock compensation deduction is realized. We also had federal and California tax credit carryforwards of approximately $16.9 million and $13.8 million, respectively. The federal research credit carryforwards will expire starting in 2027, if not utilized. The federal alternative minimum tax credit and California credit carryforwards are not subject to expiration.

Utilization of our net operating loss and credit carryforwards are subject to substantial annual limitations due to the ownership change provisions of the Internal Revenue Code and similar state provisions. To date, these annual limitations have resulted in the expiration of net operating loss and tax credit carryforwards before utilization of approximately $21.0 million and $3.6 million, respectively. Utilization of federal and state net operating losses of approximately $178.0 million and $59.6 million, respectively, as well as $13.3 million and $13.8 million of federal and state credits, respectively, are subject to annual limitations ranging from approximately $7.0 million to $8.0 million.

Our total gross unrecognized tax benefits as of April 30, 2011, 2010 and 2009 were $43.3 million, $33.9 million and $18.8 million, respectively. Included in our gross unrecognized tax benefits as of April 30, 2011 is approximately $40.9 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

Total amount of gross unrecognized tax benefits (in thousands):

Opening balance at May 1, 2008	$2,845
Increase in balance due to prior fiscal year tax positions	12,886
Increase in balance due to current fiscal year tax positions	3,024
Reductions for prior fiscal year tax positions	—

Closing balance at April 30, 2009	18,755
Increase in balance due to prior fiscal year tax positions	1,513
Increase in balance due to current fiscal year tax positions	14,346
Reductions for prior fiscal year tax positions	(749)

Closing balance at April 30, 2010	33,865
Settlements and effective settlement with tax authorities	(847)
Increase in balance due to prior fiscal year tax positions	381
Increase in balance due to current fiscal year tax positions	9,940
Reductions for prior fiscal year tax positions	(79)

Closing balance at April 30, 2011	$43,260

We have elected to classify interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $2.3 million, $1.3 million and $1.0 million, as of April 30, 2011, 2010 and 2009, respectively, including approximately $1.0 million, $0.3 million and $0.3 million charged to provision for income taxes for fiscal years 2011, 2010 and 2009, respectively.

Due to our taxable loss position from inception through fiscal year 2010, all tax years are subject to examination in U.S. federal and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2004 forward, none of which are individually material. We are unable to anticipate the change to the balance of our unrecognized tax benefits in the next twelve months due to the possibility of tax examinations and our continued assessment of potential contingencies.

We have not provided for U.S. federal income and foreign withholding taxes on $7.7 million of our non-U.S. subsidiaries’ undistributed earnings as of April 30, 2011 because such earnings are intended to be indefinitely reinvested in our international operations. Upon distribution of those earnings in the form of dividends or otherwise, we could be subject to U.S. income taxes. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Note 11. Defined Contribution and Other Postretirement Plans

We have a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. U.S. employees are automatically enrolled in our 401(k) Plan when they meet eligibility requirements, unless they decline participation. Eligible employees may contribute pre-tax amounts to the plan via payroll withholding, subject to certain limitations. We match participant contributions on a dollar for dollar basis up to the lower of 3% of a participant’s eligible compensation or $1,500 per calendar year. Matching contributions are invested in accordance with a participant’s existing investment elections and become fully vested after four years of service. Certain of our foreign subsidiaries also have defined contribution plans in which a majority of their employees participate. The amount of employer expenses including the employer contributions to our 401(k) Plan and foreign subsidiaries’ plans during the years ended April 30, 2011, 2010 and 2009 were $3.5 million, $3.5 million, and $2.8 million, respectively. The number of plan participants in our defined contribution plans has increased over the last three fiscal years both as a result of our hiring of additional employees, including through our acquisitions, and as a consequence of increased employee participation in our defined contribution plans.

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

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements or other contractual arrangements with current and former executive officers and directors of our company and of certain of our subsidiaries, which contain provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We were required to indemnify certain current and former officers and directors and other employees for their attorneys’ fees and related expenses incurred in connection with the internal investigations, regulatory investigations and litigation relating to our historical stock option grant practices.

We maintain a warranty accrual for estimated future warranty obligations based on the historical warranty costs and revenue volumes together with anticipated future warranty costs. We generally provide a one-year warranty on hardware products.

Changes in our warranty obligations, which are included in other current liabilities in our consolidated balance sheets for fiscal years ended April 30, 2011, and 2010 were as follows:

	Year Ended April 30,
	2011	2010
	(in thousands)
Beginning balances	$648	$876
Warranties issued during the year	2,349	2,626
Warranty costs incurred during the year	(2,476)	(2,643)
Change in estimate of warranty obligation during the year	—	(211)

Ending balances	$521	$648

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

In connection with the lease, we are required to maintain an irrevocable standby letter of credit with a major financial institution as a form of security. The amount of the letter of credit was $1.0 million and $0.9 million at April 30, 2011 and 2010, respectively and the letter of credit currently expires in March 2012. The letter of credit is secured by deposits and provides for automatic annual extensions, without amendment, for a period of one year on each successive expiration date, but no later than the lease expiration of November 30, 2015. The deposits securing the letter of credit are classified as long-term restricted cash in the accompanying consolidated balance sheets as of April 30, 2011 and 2010, respectively.

Rent expense was $9.9 million, $10.1 million and $10.1 million for fiscal years ended April 30, 2011, 2010 and 2009, respectively.

As of April 30, 2011, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Amount
(in thousands)
2012	$10,760
2013	10,483
2014	8,812
2015	7,957
2016	4,468
Thereafter	1,531

Total future minimum lease payments, net	$44,011

Purchase Commitments and Other

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2012. As of April 30, 2011 our total purchase commitments for inventory were $6.3 million.

Legal settlement expenses and legal settlement net gains are included in general and administrative expenses in the consolidated statements of operations.

At April 30, 2011, we had a liability for unrecognized tax benefits of $35.2 million. Due to uncertainties with respect to the timing of future cash flows associated with our unrecognized tax benefits at April 30, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the applicable taxing authority. See Note 10 for a discussion of income taxes.

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

The amended complaint in the Packeteer case seeks unspecified damages on behalf of a purported class of purchasers of Packeteer’s common stock between July 27, 1999 and December 6, 2000.

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

The parties reached a global settlement of the litigation and the plaintiffs filed a motion for preliminary settlement approval with the Court on April 2, 2009. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company and Packeteer, and the Company and Packeteer would not bear any financial liability. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors have appealed that order to the Court of Appeals for the Second Circuit and submitted their opening briefs in fall 2010. In December 2010, the plaintiffs moved to dismiss certain appeals, and in May 2011 the Second Circuit issued an order granting the motion to dismiss as to one set of appeals and remanding the remaining set of appeals to the district court for further action.

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

The parties to the derivative actions entered into a stipulation of settlement, and the federal district court entered an order preliminarily approving that settlement on November 15, 2010. After notice and a hearing that addressed, among other things, the fairness of the terms and conditions of the settlement, the court entered a final order approving the settlement and dismissing the federal action on January 20, 2011. The state action was voluntarily dismissed with prejudice on January 20, 2011. The time to appeal the federal court order expired on February 23, 2011, at which time the settlement became effective.

As part of the settlement, we agreed that we had adopted or would adopt certain corporate governance practices within 60 days of final court approval of the settlement. As part of the settlement, certain individual named defendants (none of whom are current directors or officers of the Company) and the insurance carriers for all of the individual named defendants paid us a total of approximately $4.2 million, which amounts were received in the third quarter of fiscal 2011. In addition, in connection with the settlement, we agreed to issue shares of our common stock valued at approximately $1.8 million to plaintiffs’ counsel, which shares were issued on March 3, 2011. As a result of the settlement, we recorded a net gain of approximately $2.2 million in the fourth quarter of fiscal 2011 as a decrease to general and administrative expense.

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

On April 5, 2011, Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. That petition was docketed by the Supreme Court on April 7, 2011, and Packeteer’s opposition to the petition was filed on May 26, 2011.

We do not believe that any of the above mentioned legal matters will have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

Note 14. Geographic and Product Category Information Reporting

We conduct business in one operating segment that designs, develops and sells products and services that optimize, accelerate and secure the delivery of business applications and other information to distributed users over a WAN or across an enterprise’s Internet gateway. Our chief operating decision maker, our chief executive officer, allocates resources and makes operating decisions based on financial data consistent with the presentation in the accompanying consolidated financial statements. Our revenue consists of two categories: product and service.

Net revenue is attributed to three geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area:

	Year Ended April 30,
	2011		2010		2009
	(dollars in thousands)
Americas (1)	$220,497	45.3%	$220,465	44.5%	$199,899	45.0%
EMEA (2)	170,261	34.9	185,163	37.3	162,493	36.5
APAC (3)	96,355	19.8	90,509	18.2	82,353	18.5

Total net revenue	$487,113	100.0%	$496,137	100.0%	$444,745	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category:

	Year Ended April 30,
	2011		2010		2009
	(dollars in thousands)
Product	$291,848	59.9%	$322,101	64.9%	$305,601	68.7%
Service	195,265	40.1	174,036	35.1	139,144	31.3

Total net revenue	$487,113	100.0%	$496,137	100.0%	$444,745	100.0%

The following table presents a summary of long-lived assets as of April 30, 2011 and 2010 by geographic area:

	April 30,
	2011	2010
	(in thousands)
Long-Lived Assets:
Property and equipment, net
United States	$24,010	$27,310
International	7,735	6,374

Subtotal	31,745	33,684
Identifiable intangible assets, net
United States	24,970	37,033

Total Long-Lived Assets	$56,715	$70,717

Note 15. Selected Quarterly Financial Data (Unaudited)

A summary of our quarterly consolidated financial results is as follows:

	Three Months Ended
	July 31, 2010	October 31, 2010	January 31, 2011	April 30, 2011
	(in thousands, except per share data)
Total net revenue	$122,480	$121,047	$122,882	$120,704
Gross profit	96,128	95,040	95,593	93,869
Net income	13,925	12,033	12,071	8,995
Basic net income per share	$0.30	$0.26	$0.26	$0.19
Diluted net income per share	$0.29	$0.25	$0.25	$0.18

	Three Months Ended
	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010
	(in thousands, except per share data)
Total net revenue	$115,989	$120,436	$127,116	$132,596
Gross profit	84,469	88,228	95,001	102,806
Net income	3,996	8,367	6,908	23,608
Basic net income per share	$0.09	$0.19	$0.15	$0.52
Diluted net income per share	$0.09	$0.19	$0.15	$0.49

Note 16. Subsequent Event

On November 16, 2010, our Board of Directors approved a program to repurchase up to $50 million of our common stock. Repurchases may be made from time to time in the open market or in negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934 and other legal requirements. The timing and amount of the repurchase transactions will be determined by management and may depend on a variety of factors, including the trading price of the stock, market conditions, alternative investment opportunities, and other corporate and regulatory considerations. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or discontinued at any time. The repurchases will be funded from available working capital. During the fiscal year ended April 30, 2011, we did not repurchase any shares of common stock under the program. On May 31, 2011, we commenced the repurchase of shares of our common stock under the program and as of June 3, 2011, we had repurchased shares of our common stock valued at approximately $20 million.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, our management believes that our internal control over financial reporting was effective as of April 30, 2011, the end of the period covered by this Annual Report on Form 10-K.

The effectiveness of our internal control over financial reporting as of April 30, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows.

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

Item 9B. Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Blue Coat Systems, Inc.

We have audited Blue Coat Systems, Inc.’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Blue Coat Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Blue Coat Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blue Coat Systems, Inc. as of April 30, 2011 and April 30, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2011 of Blue Coat Systems, Inc. and our report dated June 8, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

June 8, 2011

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting which we currently expect to occur in October  2011.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting which we currently expect to occur in October  2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting which we currently expect to occur in October 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting which we currently expect to occur in October 2011.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement to be issued in conjunction with our annual stockholder’s meeting which we currently expect to occur in October 2011.

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

BLUE COAT SYSTEMS, INC.
(Registrant)

June 8, 2011	By:	/s/ Gordon C. Brooks
Gordon C. Brooks
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Borman, President, Chief Executive Officer and Director, and Gordon C. Brooks, Senior Vice President and Chief Financial Officer, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL J. BORMAN Michael J. Borman	President, Chief Executive Officer and Director (Principal Executive Officer)	June 8, 2011

/s/ GORDON C. BROOKS Gordon C. Brooks	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 8, 2011

/s/ BRIAN M. NESMITH Brian M. NeSmith	Director	June 8, 2011

/s/ DAVID W. HANNA David W. Hanna	Chairman of the Board	June 8, 2011

/s/ JAMES A. BARTH James A. Barth	Director	June 8, 2011

/s/ KEITH B. GEESLIN Keith B. Geeslin	Director	June 8, 2011

/s/ JAMES R. TOLONEN James R. Tolonen	Director	June 8, 2011

/s/ CAROL G. MILLS Carol G. Mills	Director	June 8, 2011

EXHIBITS

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2003, by and among Blue Coat Systems, Inc., Riga Corp., Ositis Software, Inc., Vilis Ositis and Liana Abele (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 28, 2003)

2.2	Agreement and Plan of Merger and Reorganization, dated as of July 16, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.3	Amendment Number 1 to Agreement and Plan of Merger and Reorganization, dated as of October 5, 2004, by and among Blue Coat Systems, Inc., Utah Merger Corporation, Cerberian, Inc., and Scott Petty, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.2 of Form 8-K filed by the Registrant with the Commission on November 23, 2004)

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 30, 2005, by and among Blue Coat Systems, Inc., Permeo Technologies, Inc., Pivot Acquisition Corp., and Chris Pacitti, as Stockholders’ Representative (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on January 4, 2006)

2.5	Asset Purchase Agreement, dated as of June 22, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on June 23, 2006)

2.6	Amendment to Asset Purchase Agreement, dated as of September 8, 2006, between Blue Coat Systems, Inc. and Network Appliance, Inc. (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by the Registrant with the Commission on September 11, 2006)

2.7	Agreement and Plan of Merger, dated as of April 20, 2008, among Packeteer, Inc., Blue Coat Systems, Inc. and Cooper Acquisition, Inc. (which is incorporated herein by reference to Exhibit 2.01 to the Registrant’s 8-K filed with the Commission on April 23, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

3.2	Reserved

3.3	Certificate of Ownership and Merger of Blue Coat Systems, Inc. with and into CacheFlow Inc. (which is incorporated herein by reference to Exhibit 3.3 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Blue Coat Systems, Inc. dated September 12, 2002 (which is incorporated herein by reference to Exhibit 3.4 of Form 10-Q filed by the Registrant with the Commission on December 16, 2002)

3.5	Reserved

3.6	Reserved

3.7	Reserved

3.8	Amended and Restated Bylaws (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s 8-K filed with the Commission on February 27, 2009)

4.1	Reference is made to Exhibits 3.1, 3.3, 3.4, and 3.8

4.2	Specimen Certificate of the Registrant’s Common Stock (which is incorporated herein by reference to Exhibit 4.3 of Form 10-K filed by the Registrant with the Commission on July 29, 2003)

Number	Description
9.1	Reserved

10.1	Reserved

10.2	Reserved

10.3*	1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.4*	1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 No. 333-87997)

10.5	Reserved

10.6	Reserved

10.7	Reserved

10.8	Reserved

10.9*	Offer Letter with Brian NeSmith (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A No. 333-87997)

10.10	2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on April 11, 2000)

10.11	Reserved

10.12	Reserved

10.13	Reserved

10.14*	Offer Letter with David de Simone (which is incorporated herein by reference to Exhibit 10.24 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.15	Common Stock Purchase Agreement dated September 18, 2003 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on September 22, 2003)

10.16	Reserved

10.17	Technology License And Settlement Agreement dated October 29, 2003 by and between Network Caching Technology L.L.C and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed by the Registrant with the Commission on December 12, 2003)

10.18	Reserved

10.19*	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under the Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Commission on December 9, 2004)

10.20	Reserved

10.21	Triple Net Space Lease between Mary Avenue LLC as Lessor and Blue Coat Systems, Inc., a Delaware corporation, as Lessee, dated April 21, 2005 ( which is incorporated by reference to the Registrant’s Form 8-K filed with the Commission on April 26, 2005)

10.22	Reserved

10.23	Reserved

10.24	Reserved

Number	Description
10.25	Reserved

10.27	Design and Manufacturing Services Agreement, effective as of June 11, 2008, between MiTAC International Corporation and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.27 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.28	Reserved

10.29*	Offer Letter with Kevin Biggs, dated as of December 3, 2006 (which is incorporated by reference to Exhibit 10.29 of Form 10-Q for the period ending January 31, 2007, filed by the Registrant with the Commission on March 28, 2007)

10.30*	Offer Letter with Betsy E. Bayha, dated as of March 27, 2007 (which is incorporated herein by reference to Exhibit 10.30 of Form 10-K filed by the Registrant with the Commission on July 13, 2007)

10.31*	2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.32*	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.33*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement used to evidence restricted stock awarded under Blue Coat Systems, Inc. 2007 New Employee Stock Incentive Plan (which is incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Registrant with the Commission on June 18, 2007)

10.34*	Form of Notice of Award of Restricted Stock and Restricted Stock Agreement used to evidence restricted stock awarded under Blue Coat Systems, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.34 of Form 10-K filed by the Registrant with the Commission on July 13, 2007)

10.35	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 2000 Supplemental Stock Option Plan (which is incorporated herein by reference to Exhibit 10.35 of Form 10-K filed by the Registrant with the Commission on July 13, 2007)

10.36*	Form of Notice of Grant of Stock Option and Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 1999 Director Option Plan (which is incorporated herein by reference to Exhibit 10.36 of Form 10-K filed by the Registrant with the Commission on July 13, 2007)

10.37	Form of Amended and Restated Indemnification Agreement (which is incorporated herein by reference to Exhibit 10.37 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.38*	2007 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.38 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.39*	Restricted Stock Agreement used to evidence restricted stock awarded under Blue Coat Systems, Inc. 2007 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.39 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.40*	Stock Option Agreement used to evidence options granted under Blue Coat Systems, Inc. 2007 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.40 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

Number	Description
10.41	Reserved

10.42	Design and Manufacturing Services Agreement, effective as of February 15, 2008, between Inventec Enterprise System Corporation and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.42 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.43	Amended and Restated Supply Agreement, effective as of September 8, 2005, between SYNNEX Corporation and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.43 of Form 10-K filed by the Registrant with the Commission on June 30, 2008)

10.44	Note Purchase Agreement among Blue Coat Systems, Inc., Manchester Securities Corp. and Francisco Partners II, L.P., dated April 20, 2008 (which is incorporated herein by reference to Exhibit 10.01 to the Registrant’s 8-K filed with the Commission on April 23, 2008)

10.45	Final Form of Warrant (which is incorporated herein by reference to Exhibit 10.01 to the Registrant’s 8-K filed with the Commission on June 3, 2008)

10.46	Stock Purchase Agreement, dated as of April 20, 2008, among The Liverpool Limited Partnership, Elliott International, L.P. and Blue Coat Systems, Inc. (which is incorporated herein by reference to Exhibit 10.02 to the Registrant’s 8-K filed with the Commission on April 23, 2008)

10.47	Reserved

10.48	Reserved

10.49	Final Form of Note (which is incorporated herein by reference to Exhibit 10.02 to the Registrant’s 8-K filed with the Commission on June 3, 2008)

10.50	Registration Rights Agreement by and between Blue Coat Systems, Inc. and Francisco Partners II, L.P. and Francisco Partners Parallel Fund, L.P. (as Investors), dated June 2, 2008 (which is incorporated herein by reference to Exhibit 4.01 to the Registrant’s 8-K filed with the Commission on June 3, 2008)

10.51	First Amendment to Lease (which is incorporated by reference to Exhibit 10.1 of Respondent’s 8-K filed with the Commission on June 26, 2008)

10.52*	Packeteer, Inc. 1999 Stock Incentive Plan (Amended and Restated Effective as of December 12, 2007) (which is incorporated herein by reference to Exhibit 10.52 of Form 10-K filed by the Registrant with the Commission on June 22, 2009)

10.53*	Stock Option Agreement used to evidence options granted under Packeteer, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.53 of Form 10-K filed by the Registrant with the Commission on June 22, 2009)

10.54*	Restricted Stock Agreement used to evidence restricted stock awarded under Packeteer, Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.54 of Form 10-K filed by the Registrant with the Commission on June 22, 2009)

10.55*	Separation agreement, dated April 10, 2009, between Kevin S. Royal and Blue Coat Systems, Inc. (which is incorporated by reference to Exhibit 99.1 of Respondent’s 8-K filed with the Commission on April 10, 2009)

10.56*	Blue Coat Systems, Inc. Fiscal 2010 Profit Sharing Plan, as amended effective May 1, 2009 (which is incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by the Registrant with the Commission on May 1, 2009)

10.57*	Confidential Consulting Agreement, effective May 4, 2009, between FLG Partners, LLC and Blue Coat Systems, Inc. (which is incorporated by reference to Exhibit 10.1 of Respondent’s 8-K filed with the Commission on May 7, 2009)

Number	Description
10.58*	Executive Separation Policy, effective November 15, 2007 and clarified on December 31, 2008 (which is incorporated herein by reference to Exhibit 10.58 of Form 10-K filed by the Registrant with the Commission on June 22, 2009)

10.59*	Form of CEO Change in Control Severance Agreement, between the Company and its Chief Executive Officer, effective May 1, 2009 (which is incorporated herein by reference to Exhibit 99.2 of Form 8-K filed by the Registrant with the Commission on May 1, 2009)

10.60*	Form of Executive Change in Control Severance Agreement, between the Company and its executive officers, effective May 1, 2009 (which is incorporated herein by reference to Exhibit 99.3 of Form 8-K filed by the Registrant with the Commission on May 1, 2009)

10.61*	Amended and restated form of CEO Change in Control Severance Agreement, between the Company and its Chief Executive Officer, effective August 20, 2009 (which is incorporated herein by reference to Exhibit 10.61 of Form 10-Q filed by the Registrant with the Commission on September 2, 2009)

10.62*	Amended and restated form of Executive Change in Control Severance Agreement, between the Company and its executive officers, effective August 20, 2009 (which is incorporated herein by reference to Exhibit 10.62 of Form 10-Q filed by the Registrant with the Commission on September 2, 2009)

10.63*	Offer letter with Gordon C. Brooks, dated as of August 25, 2009 (which is incorporated herein by reference to Exhibit 10.63 of Form 10-Q filed by the Registrant with the Commission on September 2, 2009)

10.64*	Amended and restated form of CEO Change in Control Severance Agreement, between the Company and its Chief Executive Officer, effective August 20, 2009 (corrected) (which is incorporated herein by reference to Exhibit 10.64 of Form 10-Q filed by the Registrant with the Commission on December 1, 2009)

10.65*	Amended and Restated 2007 Stock Incentive Plan, effective August 20, 2009 (which is incorporated herein by reference to Exhibit 10.65 of Form 10-Q filed by the Registrant with the Commission on December 1, 2009)

10.66*	Amended and Restated Employee Stock Purchase Plan, effective October 30, 2009 (which is incorporated herein by reference to Exhibit 10.66 of Form 10-Q filed by the Registrant with the Commission on December 1, 2009)

10.67*	Stock Option Agreement with Gordon C. Brooks (which is incorporated herein by reference to Exhibit 10.67 of Form 10-Q filed by the Registrant with the Commission on December 1, 2009)

10.68*	Form of Notice and Restricted Stock Unit Agreement (which is incorporated herein by reference to Exhibit 99.3 of Form S-8 filed by the Registrant with the Commission on December 1, 2009)

10.69*	2010 New Employee Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.69 of Form 10-K filed by the Registrant with the Commission on June 7, 2010)

10.70*	Blue Coat Systems, Inc. Fiscal 2011 Profit Sharing Plan, as amended effective May 1, 2010 (which is incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by the Registrant with the Commission on May 7, 2010)

10.71*	Offer Letter with Michael J. Borman, dated August 30, 2010 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on August 31, 2010)

10.72*	CEO Change in Control Severance Agreement between the Company and its Chief Executive Officer, effective August 30,2010 (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on August 31, 2010)

Number	Description
10.73*	2010 New Employee Stock Incentive Plan, as amended effective September 1, 2010 (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on September 1, 2010)

10.74*	Stock Option Agreement with Michael J. Borman (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on September 1, 2010)

10.75*	Restricted Stock Unit Agreement with Michael J. Borman (which is incorporated herein by reference to Exhibit 99.3 of Form S-8 filed by the Registrant with the Commission on September 1, 2010)

10.76*	Amended and Restated 2007 Stock Incentive Plan, effective October 7, 2010 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on October 8, 2010)

10.77*	Amended and Restated Fiscal 2011 Profit Sharing Plan, as amended effective November 1, 2010 (which is incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by the Registrant with the Commission on November 2, 1010)

10.78*	Offer Letter with Steve Daheb, dated November 2, 2010

10.79*	Separation agreement, dated May 4, 2011, between Brian M. NeSmith and Blue Coat Systems, Inc. (which is incorporated by reference to Exhibit 99.1 of Respondent’s 8-K filed with the Commission on May 5, 2011)

10.80*	Separation agreement, dated May 4, 2011, between David de Simone and Blue Coat Systems, Inc. (which is incorporated by reference to Exhibit 99.2 of Respondent’s 8-K filed with the Commission on May 5, 2011)

10.81*	Blue Coat Systems, Inc. Fiscal 2012 Bonus Plan (which is incorporated herein by reference to Exhibit 99.1 of Form 8-K filed by the Registrant with the Commission on June 1, 2011)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K pursuant to Item 15(b).
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under those sections.

SCHEDULE II

BLUE COAT SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

Year Ended April 30,	Balance at Beginning of Period	Additions (Reductions) to Costs and Expenses	Write-offs	Balance at End of Period
2009	$176	$1,450	$(206)	$1,420
2010	1,420	405	(1,590)	235
2011	235	(196)	(39)	—