Form 10-Q
period 2011-07-31
BLUE COAT SYSTEMS INC
filed 2011-08-31
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

There were 42,277,462 shares of the registrant’s Common Stock issued and outstanding as of August 26, 2011.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: plans to develop and offer new products and services and enter new markets; expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues, gross margins and income tax provisions; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; the success of our business strategy and changes in our business model, management and operations; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	July 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$341,399	$375,939
Accounts receivable, net of allowance of $0 as of July 31, 2011 and April 30, 2011, respectively	67,380	67,626
Inventory	9,904	10,134
Prepaid expenses and other current assets	11,674	14,091
Current portion of deferred income tax assets	10,926	10,399

Total current assets	441,283	478,189
Property and equipment, net	31,092	31,745
Restricted cash	1,031	1,031
Goodwill	242,611	242,611
Identifiable intangible assets, net	21,959	24,970
Non-current portion of deferred income tax assets	36,902	34,650
Other assets	5,902	6,212

Total assets	$780,780	$819,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,315	$20,806
Accrued payroll and related benefits	15,732	15,947
Deferred revenue	117,208	121,526
Other current liabilities	10,362	10,758

Total current liabilities	160,617	169,037
Deferred revenue, less current portion	57,211	56,546
Deferred rent, less current portion	5,227	5,501
Long-term income taxes payable	38,441	35,152
Other non-current liabilities	734	688
Convertible senior notes	78,360	78,136
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 44,686 and 44,527 shares issued and 42,283 and 44,064 shares outstanding at July 31, 2011 and April 30, 2011, respectively	4	4
Additional paid-in capital	1,232,458	1,269,311
Accumulated deficit	(792,272)	(794,967)

Total stockholders’ equity	440,190	474,348

Total liabilities and stockholders’ equity	$780,780	$819,408

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2011	2010
Net revenue:
Product	$58,556	$75,568
Service	50,953	46,912

Total net revenue	109,509	122,480
Cost of net revenue:
Product	13,764	15,964
Service	12,268	10,388

Total cost of net revenue	26,032	26,352
Gross profit	83,477	96,128
Operating expenses:
Sales and marketing	47,557	44,655
Research and development	19,209	19,855
General and administrative	10,173	10,343
Amortization of intangible assets	1,843	1,843
Restructuring	—	140

Total operating expenses	78,782	76,836

Operating income	4,695	19,292
Interest income	113	164
Interest expense	(235)	(224)
Other expense, net	(346)	(323)

Income before income taxes	4,227	18,909
Provision for income taxes	1,532	4,984

Net income	$2,695	$13,925

Net income per share:
Basic	$0.06	$0.30

Diluted	$0.06	$0.29

Weighted average shares used in computing net income per share:
Basic	46,718	46,329

Diluted	47,692	47,650

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended July 31,
	2011	2010
Operating Activities
Net income	$2,695	$13,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,515	3,335
Amortization	3,408	3,428
Stock-based compensation	4,478	4,072
Deferred income taxes	(2,779)	2,264
Tax benefit of stock option deduction	180	137
Excess tax benefit from stock-based compensation	(291)	(304)
Loss on disposition of equipment	—	14
Changes in operating assets and liabilities:
Accounts receivable, net	246	(11,364)
Inventory	230	(4,389)
Prepaid expenses and other assets	2,554	1,837
Accounts payable	(3,491)	6,379
Accrued expenses and other liabilities	2,450	3,547
Deferred revenue	(3,653)	5,670

Net cash provided by operating activities	9,542	28,551
Investing Activities
Purchases of property and equipment, and technology licenses	(2,862)	(3,599)
Restricted cash	—	(45)

Net cash used in investing activities	(2,862)	(3,644)
Financing Activities
Net proceeds from issuance of common stock	1,509	443
Payments for repurchases of common stock	(43,020)	—
Excess tax benefit from stock-based compensation	291	304
Acquisition of noncontrolling interest	—	(427)

Net cash (used in) provided by financing activities	(41,220)	320

Net (decrease) increase in cash and cash equivalents	(34,540)	25,227
Cash and cash equivalents at beginning of period	375,939	236,347

Cash and cash equivalents at end of period	$341,399	$261,574

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

In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated balance sheet as of April 30, 2011 is derived from the April 30, 2011 audited consolidated financial statements. Certain prior fiscal year amounts have been reclassified to conform to the current period’s presentation. Such reclassifications were not material and did not affect net revenue, operating income or net income. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with our fiscal 2011 audited financial statements and footnotes included in our Annual Report on Form 10-K for the year ended April 30, 2011, as filed with the Securities and Exchange Commission (“SEC”) on June 8, 2011.

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

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Revenue Recognition

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

We enter into multiple element revenue arrangements in which a customer may purchase a combination of hardware, software, hardware and software upgrades, hardware and software maintenance, and professional services. The revenue recognition guidance for multiple deliverable arrangements requires an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE or TPE is available. Under the guidance, we allocate the arrangement fee to each element based upon the relative selling price of such element and, if software and software-related (e.g. maintenance for the software element) elements are also included in the arrangement, we allocate the arrangement fee to each of those software and software-related elements as a group based upon our BESP for those elements. After such allocation is made, the amount of the arrangement fee allocated to the software and software-related elements is accounted for using the residual method. When applying the relative selling price method, we determine the selling price for each element using VSOE of selling price, if it exists, or if not, TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, we use our BESP for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. We account for multiple element arrangements that contain only software and software-related elements under the software revenue recognition guidance.

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

When we are unable to establish the selling price of an element using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, historical pricing practices by geography, current market trends, customer class and distribution channel, and gross margin objectives.

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

Recent Accounting Pronouncements

Presentation of Comprehensive Income: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. ASU 2011-05 will be effective for us in our first quarter of fiscal 2013 and will be applied retrospectively.

Note 2. Per Share Amounts

Our convertible senior notes, discussed in Note 5, are participating securities whereby the holder would participate equally in any future dividends and in undistributed earnings with common stockholders; therefore, we calculated basic and diluted net income per share using the two-class method. Certain of our unvested restricted stock awards and the warrants, discussed in Note 5, are also considered participating securities; however, the number of unvested restricted stock awards and the number of shares covered by the warrants are immaterial and, therefore, not included in our calculation under the two-class method. See Note 5 for further information regarding the convertible senior notes and warrants.

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

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations reconciled to basic and diluted per share amounts available to common stockholders:

	Three Months Ended July 31,
	2011	2010
	(in thousands, except per share amounts)
Basic net income per share
Numerator:
Net income	$2,695	$13,925
Less: undistributed earnings allocated to convertible senior note holders	(222)	(1,158)

Net income available to common stockholders	$2,473	$12,767
Denominator:
Basic weighted average common shares used in computing basic net income per share	46,718	46,329
Effect of participating convertible senior notes	(3,854)	(3,854)

Weighted average common shares outstanding using the two-class method	42,864	42,475

Basic income per share available to common stockholders	$0.06	$0.30

Diluted net income per share
Numerator:
Net income	$2,695	$13,925
Less: undistributed earnings allocated to convertible senior note holders	(218)	(1,126)

Net income available to common stockholders	$2,477	$12,799
Denominator:
Basic weighted average common shares used in computing basic net income per share	46,718	46,329
Add: Weighted average employee stock options	657	903
Add: Other weighted average dilutive potential common stock	317	418

Weighted average common shares used in computing diluted net income per share	47,692	47,650
Effect of participating convertible senior notes	(3,854)	(3,854)

Weighted average common shares outstanding using the two-class method	43,838	43,796

Diluted income per share available to common stockholders	$0.06	$0.29

For the three months ended July 31, 2011, outstanding stock options, restricted stock awards and restricted stock units covering an aggregate of 2.5 million shares were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive under the treasury stock method.

For the three months ended July 31, 2010, outstanding stock options, restricted stock awards and restricted stock units covering an aggregate of 2.0 million shares, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive under the treasury stock method.

Warrants to purchase 385,356 shares of our common stock were outstanding at July 31, 2011 and 2010. The warrants were included in the computation of the diluted net income per share for the three months ended July 31, 2011 and 2010, respectively, because the exercise price of the warrants was less than the average market price of our common stock during the period.

Note 3. Acquisitions

Fiscal 2011 Acquisition

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

Note 4. Goodwill and Identifiable Acquisition-Related Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill, which generally is not deductible for tax purposes, for the three months ended July 31, 2011.

Identifiable Acquisition-Related Intangible Assets

Our identifiable acquisition-related intangible assets are as follows (in thousands):

July 31, 2011	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(17,569)	$8,462
Core technology	5 years	2,929	(2,929)	—
Customer relationships	4-7 years	37,723	(24,226)	13,497
Trade name	2 years	400	(400)	—

Total		$67,083	$(45,124)	$21,959

April 30, 2011	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(16,401)	$9,630
Core technology	5 years	2,929	(2,929)	—
Customer relationships	4-7 years	37,723	(22,383)	15,340
Trade name	2 years	400	(400)	—

Total		$67,083	$(42,113)	$24,970

Amortization expense for our identifiable acquisition-related intangible assets for the three months ended July 31, 2011 and 2010 was allocated as follows:

	Three Months Ended July 31,
	2011	2010
	(in thousands)
Included in cost of net revenue	$1,168	$1,188
Included in operating expenses	1,843	1,843

Total	$3,011	$3,031

As of July 31, 2011, we had no identifiable acquisition-related intangible assets with indefinite lives. The weighted average remaining life of identifiable acquisition-related intangible assets was 1.9 years and 2.1 years as of July 31, 2011 and April 30, 2011, respectively.

Estimated amortization expense related to our identifiable acquisition-related intangible assets in future periods is as follows:

Year Ended April 30,	Amortization
(in thousands)
Remainder of 2012	$8,945
2013	11,782
2014	1,232

$21,959

Note 5. Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. As of July 31, 2011, the Convertible Senior Notes were reported on our condensed consolidated balance sheet at $78.4 million, net of a discount of $1.6 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

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

Note 6. Consolidated Balance Sheet Data

Inventory

Inventory consisted of the following:

	July 31, 2011	April 30, 2011
	(in thousands)
Raw materials	$3,976	$4,048
Finished goods	5,928	6,086

Total	$9,904	$10,134

Deferred Revenue

Deferred revenue consisted of the following:

	As of
	July 31, 2011	April 30, 2011
	(in thousands)
Deferred product revenue, current	$885	$2,286
Deferred service revenue, current	116,323	119,240

Total deferred revenue, current	117,208	121,526
Deferred service revenue, non-current	57,211	56,546

Total deferred revenue	$174,419	$178,072

Note 7. Fair Value of Assets and Liabilities

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash

Our cash historically has been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. Our restricted cash is invested in time deposits with maturity dates consistent with the maturity dates of the letters of credit they collateralize. At July 31, 2011, our cash was invested in money market mutual funds and a money market savings account. The carrying amount of cash and cash equivalents and restricted cash reported on the balance sheet approximates its fair value. The fair values of cash equivalents are based upon quoted market prices.

Convertible Senior Notes

The carrying amount of the Convertible Senior Notes is net of discounts, primarily related to the associated Warrants. The fair value of the Convertible Senior Notes as of July 31, 2011 was determined based on an internal valuation model that utilized quoted market prices and interest rates for similar instruments, and is approximately $86.9 million. See Note 5 for further information regarding the Convertible Senior Notes and Warrants.

The estimated fair values of our financial instruments are as follows:

	As of
	July 31, 2011		April 30, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Assets:
Cash	$39,520	$39,520	$61,133	$61,133
Money market funds	302,910	302,910	315,837	315,837

	$342,430	$342,430	$376,970	$376,970

Reported as:
Assets:
Cash and cash equivalents		$341,399		$375,939
Long-term restricted cash		1,031		1,031

		$342,430		$376,970

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

Fair Value Measurements

Our financial instruments are valued using quoted prices in active markets. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of July 31, 2011 and April 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
July 31, 2011:
Money market funds (1)	$302,910	$—	$—	$302,910
April 30, 2011:
Money market funds (1)	$315,837	$—	$—	$315,837

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets as of July 31, 2011 and April 30, 2011.

Our investments in money market funds are measured at fair value on a recurring basis. Our money market funds are targeted to be priced and have a value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments are classified as Level 1.

During the quarter ended July 31, 2011, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination.

Note 8. Stockholders’ Equity

Stock Repurchases

On November 16, 2010, our Board of Directors approved a program to repurchase up to $50 million of our common stock. Under the program, repurchases may be made from time to time in the open market or in negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934 and other legal requirements. The timing and amount of the repurchase transactions are determined by management and may depend on a variety of factors, including the trading price of the stock, market conditions, alternative investment opportunities, and other corporate and regulatory considerations. The program does not obligate us to acquire any particular amount of common stock and it may be modified or discontinued at any time. During the quarter ended July 31, 2011, we repurchased 1.9 million shares of common stock for $43.0 million under the program.

Stock-based Compensation

The following table summarizes the stock-based compensation expense for stock options, our Employee Stock Purchase Plan (“ESPP”), restricted stock awards and restricted stock unit awards that we recorded in our condensed consolidated statements of operations for the three months ended July 31, 2011 and 2010:

	Three Months Ended July 31,
	2011	2010
	(in thousands)
Stock-based compensation expense:
Cost of net revenue: product	$193	$134
Cost of net revenue: service	247	220
Sales and marketing	1,470	1,332
Research and development	1,395	1,231
General and administrative	1,173	1,155

Total	$4,478	$4,072

We use the Black-Scholes option valuation model to calculate compensation expense. We estimate the expected term based on our historical experience of grants, exercise pattern and post-vesting cancellations. We considered our historical volatility over the expected term and implied volatility of traded stock options in developing our estimate of volatility.

For the three months ended July 31, 2011 and 2010, we used the following assumptions to estimate the fair value of options granted:

	Three Months Ended July 31,
	2011	2010
Risk-free interest rate	1.1%	1.6%
Dividend yield	—	—
Expected term (in years)	3.7	4.3
Volatility	55%	55%
Expected forfeitures	17.3%	18.0%

For the three months ended July 31, 2011 and 2010, we used the following assumptions to estimate the fair value of shares purchased under our ESPP:

	Three Months Ended July 31,
	2011	2010
Risk-free interest rate	0.2%	0.2%
Dividend yield	—	—
Expected term (in years)	0.5	0.5
Volatility	41%	42%

During the three months ended July 31, 2011, options to purchase 161,042 shares were exercised. As of July 31, 2011, there was approximately $15.2 million and $0.2 million of unrecognized stock-based compensation expense related to stock option grants and ESPP awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 2.8 years and 0.2 years, respectively.

The cost of awards of restricted stock and restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which generally is four years. During the first quarter of fiscal 2012, we awarded 752,096 restricted stock units and canceled 24,295 shares of restricted stock and 151,095 restricted stock units. As of July 31, 2011, we had approximately $0.7 million and $19.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards and restricted stock unit awards, respectively, which we will recognize over the remaining weighted average vesting period of approximately 1.2 years and 3.6 years, respectively.

Note 9. Income Taxes

The provision for income taxes for the three months ended July 31, 2011 was $1.5 million compared with $5.0 million the three months ended July 31, 2010. The provision primarily reflects current and deferred U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, and non-deductible stock-based compensation expense.

Our total gross unrecognized tax benefits as of July 31, 2011 and April 30, 2011 were $46.3 million and $43.3 million, respectively. The increase was primarily related to uncertainties with respect to the taxation of cross-border arrangements within the group that were recorded in the period. Included in our gross unrecognized tax benefits as of July 31, 2011 are approximately $43.8 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $2.6 million as of July 31, 2011, including approximately $0.3 million charged to provision for income taxes for the three months ended July 31, 2011, respectively.

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

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements or other contractual arrangements with current and former executive officers and directors of our company and of certain of our subsidiaries, which contain provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We were required to indemnify certain current and former officers and directors and other employees for their attorneys’ fees and related expenses incurred in connection with the internal investigations, regulatory investigations and derivative litigation relating to our historical stock option grant practices, and may be required to indemnify certain current and former officers in connection with the recently filed class action lawsuit.

We maintain a warranty accrual for estimated future warranty obligations based on the historical warranty costs and revenue volumes together with anticipated future warranty costs. We generally provide a one-year warranty on hardware products.

Changes in our warranty obligations, which are included in other current liabilities in our condensed consolidated balance sheets for the three months ended July 31, 2011, were as follows (in thousands):

Warranty obligation at April 30, 2011	$521
Warranties issued during the period	532
Warranty costs incurred during the period	(521)

Warranty obligation at July 31, 2011	$532

Leases

We lease certain office equipment and office facilities and office equipment under non-cancelable operating leases that expire at various dates through fiscal 2020. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and may contain scheduled rent increases and certain other rent escalation clauses. Rent expense is recognized in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases after consideration of rent increases, rent holidays and improvement allowances, if applicable, with any assets purchased using a lessee improvement allowance capitalized as fixed assets and depreciated over the shorter of their useful lives or the lease term.

Rent expense was $2.5 million and $2.4 million for the three months ended July 31, 2011 and 2010, respectively.

As of July 31, 2011, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
Remainder of 2012	$8,324
2013	10,788
2014	9,032
2015	8,011
2016	4,461
Thereafter	1,510

Total future minimum lease payments, net	$42,126

Purchase Commitments and Other

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2012. As of July 31, 2011 our total purchase commitments for inventory were $7.8 million.

Note 11. Litigation

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

The parties reached a global settlement of the litigation and the plaintiffs filed a motion for preliminary settlement approval with the Court on April 2, 2009. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company and Packeteer, and the Company and Packeteer would not bear any financial liability. On October 5, 2009, the Court entered an order granting final approval of the settlement. Certain objectors appealed that order to the Court of Appeals for the Second Circuit and submitted their opening briefs in fall 2010. In December 2010, the plaintiffs moved to dismiss certain appeals and in May 2011, the Second Circuit issued an order granting the motion to dismiss as to one set of appeals and remanding the remaining set of appeals to the Court for further action. On August 25, 2011, the Court ruled that the objector that submitted the remaining set of appeals is not a class member, and therefore does not have standing to object to the settlement.

Derivative Litigations

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

On April 5, 2011, Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. That petition was docketed by the Supreme Court on April 7, 2011, and Packeteer’s opposition to the petition was filed on May 26, 2011. On June 27, 2011, the Supreme Court denied Simmonds’ petition and granted the petition of the underwriter defendants.

We do not believe that any of the above mentioned legal matters will have a material effect on our consolidated financial position, results of operations or cash flows.

Purported Securities Class Action

On August 30, 2011, a purported securities class action complaint was filed in the Unites States District Court for the Northern District of California against us and certain of our current and former officers by an individual on behalf of a putative class of persons who purchased our common stock between November 24, 2009 and May 27, 2010. The complaint alleges that the defendants made false or misleading statements about our business and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks compensatory damages, attorneys’ fees and costs, and such other relief as the court deems proper. Due to the recent filing of the complaint, management has not yet assessed the potential impact of the outcome of the claim.

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

Net revenue is attributed to three geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area:

	Three Months Ended July 31,
	2011		2010
	(dollars in thousands)
Americas (1)	$47,852	43.7%	$54,612	44.6%
EMEA (2)	38,157	34.8	42,207	34.4
APAC (3)	23,500	21.5	25,661	21.0

Total net revenue	$109,509	100.0%	$122,480	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category:

	Three Months Ended July 31,
	2011		2010
	(dollars in thousands)
Product	$58,556	53.5%	$75,568	61.7%
Service	50,953	46.5	46,912	38.3

Total net revenue	$109,509	100.0%	$122,480	100.0%

At July 31, 2011, substantially all of our long-lived assets were located in the United States.

Certain of our global distributors, including their various affiliates, may account for more than 10% of our net revenue in certain periods. In the first quarter of fiscal 2012, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 23.5%, 14.7% and 13.7% of our total net revenue, respectively. In the first quarter of fiscal 2011, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 23.2%, 17.8% and 11.9% of our total net revenue, respectively.

Note 13. Subsequent event

On August 16, 2011, we announced the departure of Michael J. Borman, our President and Chief Executive Officer and his resignation as a member of our Board of Directors, the appointment of an Interim Chief Executive Officer, and the appointment of a new President and Chief Executive Officer, who is expected to commence employment in the second quarter of fiscal 2012. In connection with the departure of Mr. Borman and the termination of his employment, the Company and Mr. Borman entered into a separation agreement. Consistent with the terms of his offer letter agreement dated August 30, 2010, the separation agreement provides for a lump sum severance payment of $1,170,000 to Mr. Borman to be paid in the second quarter of fiscal 2012.

As discussed in Note 11, a purported securities class action complaint was filed against us and certain of our current and former officers on August 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: plans to develop and offer new products and services and enter new markets; expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues, gross margins and income tax provisions; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; the success of our business strategy and changes in our business model, management and operations; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

At the end of fiscal 2011, we reorganized our product-oriented and development resources into three product groups to better support this strategy in a more focused manner. Each of these three product groups, Web Security, WAN Optimization and Cloud Service, is headed by a General Manager, each of whom reports directly to our Chief Executive Officer. As well, we established a core engineering and technologies group, also headed by a General Manager, to support our common code, platforms and the individual product groups. We are working to improve the alignment of these new product and engineering groups, and the efficiency of the allocation of resources among them.

We have seen considerable executive transition during the past 12 months. On August 16, 2011, we announced that Gregory S. Clark would assume the position of President and Chief Executive Officer in the second quarter of fiscal 2012, and that Carol G. Mills, a director of the Company, would serve as Interim Chief Executive Officer, pending Mr. Clark’s arrival. On August 16, 2011, we also announced the departure of Michael J. Borman as President and Chief Executive Officer of the Company. Mr. Borman was appointed on September 1, 2011 to replace Brian M. NeSmith, who had served as President and Chief Executive Officer since

1999. On May 5, 2011, Mr. NeSmith, who had served as Chief Product Officer since Mr. Borman arrived on September 1, 2010, and David de Simone, who then served as Senior Vice President, Products & Technology, each ceased to serve as executive officers. They subsequently left the Company on June 30, 2011, although Mr. NeSmith continues to serve on our Board of Directors. The positions held by each of Messrs. NeSmith and de Simone were eliminated. On August 18, 2011, we announced that Kevin T. Biggs, Senior Vice President of Worldwide Field Operations, left the Company.

While we believe that growth of our product revenue is a key driver of our profitability, we have been unsuccessful in growing that revenue during the past four quarters. We experienced a decline in product revenue in fiscal 2011 and that decline continued in the first quarter of fiscal 2012. We believe that this has resulted from several factors, including: the need to continue to strengthen our go-to-market strategy and better engage our channel partners; increased competition in our core markets with respect to both pricing and products; the need to improve our sales productivity and execution, and to stem attrition in our sales force; the need to drive new customer acquisition; the need to better focus and execute on product development initiatives; the need to strengthen our executive leadership; and various budget and macro factors that impacted key transactions in the first quarter of fiscal 2012. While we have taken steps to address these issues, they have not yet yielded the improvement required to reinvigorate revenue growth.

Although we intend to take steps to improve our operational efficiency, cost structure and profitability during this fiscal year, we also intend to make investments designed to drive increased net revenue and market penetration, including continued expenditures on sales and marketing and research and development. As well, we intend to continue to invest in our Cloud Service, although revenue from this subscription based product will be recognized ratably over a period of a year or more and accordingly will have a lessened impact on current revenue, even as our sales of that service increase. We anticipate that these expenditures will continue to put pressure on our operating margins until we can increase our product revenue, and may impact our ability to achieve our desired level of profitability during fiscal 2012.

We track many financial metrics as key measures of our business performance, including net revenue, operating margin, deferred revenue, cash flow from operations and cash position.

Net Revenue

Net revenue, which includes product and service revenue, decreased to $109.5 million in the first quarter of fiscal 2012 from $122.5 million in the first quarter of fiscal 2011. Net product revenue in the first quarter of fiscal 2012 was $58.6 million, a $17.0 million decrease compared with the first quarter of fiscal 2011. Net product revenue primarily consists of revenue from sales of our Web Security and WAN Optimization products. We experienced a 23% decline in product revenue in the first quarter of fiscal 2012 compared with the first quarter fiscal 2011, which primarily related to decreased sales of our Web Security products. Sales to the federal government were materially lower than in the comparable quarter of fiscal 2011, as was the number of large transactions closed in the quarter. We believe that adverse macro-economic conditions in the quarter and the need to improve our go-to-market strategy also contributed to the decline in our product revenue. We recognized $50.9 million in service revenue in the first quarter of fiscal 2012, a $4.0 million increase compared with the first quarter of fiscal 2011. Net service revenue primarily consists of revenue related to support and maintenance contracts. The increase in service revenue was primarily a result of increased revenue from the sales of renewal services contracts, partially offset by a decrease in service revenue from the sales of new service contracts.

Operating Margin

Our operating income decreased to $4.7 million in the first quarter of fiscal 2012 from $19.3 million in the first quarter of fiscal 2011. This decrease was attributable to a decrease in our gross profit margin from 78.5% in the first quarter of fiscal 2011 to 76.2% in the first quarter of fiscal 2012 and an increase in operating expenses of $1.9 million in the first quarter of fiscal 2012 compared with the same quarter in fiscal 2011. Our decrease in gross profit margin in the first quarter of fiscal 2012 compared with the same period in fiscal 2011 was primarily the result of additional costs associated with the launch of our Cloud Service business as well as a shift in product mix to lower margin products in the current quarter. The quarter-over-quarter increase in operating expenses was primarily driven by increases in our sales and marketing expenses partially offset by restructuring charges in the first quarter of fiscal 2011 with no comparable activity in the first quarter of fiscal 2012.

Operating expenses consist of sales and marketing expenses, research and development expenses, general and administrative expenses, amortization of acquisition-related intangible assets and restructuring charges. Personnel-related costs, including stock-based compensation, are the primary driver of our operating expenses in each functional area. As of July 31, 2011 and 2010 we had 1,331 and 1,305 full-time equivalent employees, respectively.

Deferred Revenue

Net deferred revenue was $174.4 million at July 31, 2011 compared with $178.1 million at April 30, 2011. The decrease was primarily due to a decrease in the sales of new service contracts and the recognition of deferred product revenue in the quarter, partially offset by an increase in the sales of renewal service contracts.

Cash Flow from Operations and Cash Position

During the first three months of fiscal 2012, we generated cash flow from operations of $9.5 million compared with $28.6 million generated in the same period in fiscal 2011. The decrease in operating cash flow in fiscal 2012 was primarily driven by lower net income, after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, as well as working capital uses of cash from lower accounts payable and deferred revenue balances at July 31, 2011. Our cash and cash equivalents and restricted cash were $342.4 million at July 31, 2011 compared with $377.0 million at April 30, 2011. The overall decrease in our cash and cash equivalents balance was primarily due to the expenditure of $43.0 million to repurchase our shares in the first quarter of fiscal 2012, partially offset by cash flows generated from operations in the current quarter.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to Revenue Recognition, Stock-Based Compensation, Supply Chain Liabilities and Valuation of Inventory, Acquisitions, Goodwill and Identifiable Intangible Assets, Income Taxes, and Legal and Other Contingencies. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

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

We enter into multiple element revenue arrangements in which a customer may purchase a combination of hardware, software, hardware and software upgrades, hardware and software maintenance, and professional services. The revenue recognition guidance for multiple deliverable arrangements requires an entity to allocate arrangement consideration to each element based on a selling price hierarchy, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“BESP”), if neither VSOE or TPE is available. Under the guidance, we allocate the arrangement fee to each element based upon the relative selling price of such element and, if software and software-related (e.g. maintenance for the software element) elements are also included in the arrangement, we allocate the arrangement fee to each of those software and software-related elements as a group based upon our BESP for those elements. After such allocation is made, the amount of the arrangement fee allocated to the software and software-related elements is accounted for using the residual method. When applying the relative selling price method, we determine the selling price for each element using VSOE of selling price, if it exists, or if not, TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, we use our BESP for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element. We account for multiple element arrangements that contain only software and software-related elements under the software revenue recognition guidance.

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

When we are unable to establish the selling price of an element using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, historical pricing practices by geography, current market trends, customer class and distribution channel, and gross margin objectives.

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

We perform goodwill impairment tests annually during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2011 and concluded that no impairment existed at April 30, 2011. During the first three months of fiscal 2012, there were no significant events or changes in circumstances that affect our valuation of goodwill.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,
	2011	2010
Net revenue:
Product	53.5%	61.7%
Service	46.5%	38.3%

Total net revenue	100.0%	100.0%
Cost of net revenue:
Product	12.6%	13.0%
Service	11.2%	8.5%

Total cost of net revenue	23.8%	21.5%
Gross profit	76.2%	78.5%
Operating expenses:
Sales and marketing	43.4%	36.5%
Research and development	17.5%	16.2%
General and administrative	9.3%	8.4%
Amortization of intangible assets	1.7%	1.5%
Restructuring	—	0.1%

Total operating expenses	71.9%	62.7%

Operating income	4.3%	15.8%
Interest income	0.1%	0.1%
Interest expense	(0.2)%	(0.2)%
Other expense, net	(0.3)%	(0.3)%

Income before income taxes	3.9%	15.4%
Provision for income taxes	1.4%	4.1%

Net income	2.5%	11.3%

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

The following is a summary of net revenue and the changes in net revenue:

	Three Months Ended July 31,
	2011	2010
	(dollars in thousands)
Total net revenue	$109,509	$122,480
Change from same period prior year ($)	$(12,971)	$6,491
Change from same period prior year (%)	(10.6)%	5.6%

Quarter Ended July 31, 2011 compared with Quarter Ended July 31, 2010: Net revenue, which includes product and service revenue, decreased $13.0 million, or 10.6%, in the first quarter of fiscal 2012 compared with the same period in fiscal 2011. Net product revenue in the first quarter of fiscal 2011 was $58.6 million, a $17.0 million decrease compared with the same period in fiscal 2011, which primarily related to a decrease in sales of our Web Security products sales to the federal government were materially lower than in the comparable quarter of fiscal 2011, as was the number of large transactions closed in the quarter. We believe that adverse macro-economic conditions in the quarter and the need to improve our go-to-market strategy also contributed to the decline in our product revenue. Net service revenue in the first quarter of fiscal 2012 was $50.9 million, a $4.0 million increase compared with the same period in fiscal 2011. The increase in service revenue was primarily a result of increased revenue from the sales of renewal services contracts, partially offset by a decrease in the sales of new service contracts.

The following is a summary of net revenue by geographic area:

	Three Months Ended July 31,
	2011		2010
	(dollars in thousands)
Americas (1)	$47,852	43.7%	$54,612	44.6%
EMEA (2)	38,157	34.8	42,207	34.4
APAC (3)	23,500	21.5	25,661	21.0

Total net revenue	$109,509	100.0%	$122,480	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

Revenues from sales to customers outside of the Americas are a significant part of our revenue mix. Since all of our sales are currently invoiced in U.S. dollars, a change in the value of the dollar relative to foreign currencies could affect the demand for our products and therefore impact our revenues in foreign markets. For the three months ended July 31, 2011, approximately 56.3% of our total net revenue was derived from customers outside of the Americas compared with 55.4% for the three months ended July 31, 2010.

Net revenue in the Americas decreased $6.8 million in the first quarter of fiscal 2012, a 12.4% decrease from the same period in fiscal 2011. Product revenue in the Americas decreased $8.4 million in first quarter of fiscal 2012 compared with the same period in fiscal 2011, driven primarily by a decrease in product revenue related to our Web Security products, partially offset by an increase in product revenue related primarily to our WAN Optimization products. This decrease in product revenue was partially offset by a $1.6 million increase in service revenue driven primarily from the sales of renewal service contracts.

Net revenue in EMEA decreased $4.1 million in the first quarter of fiscal 2012, down 9.6% from the same period in fiscal 2011, primarily driven by a $5.5 million decrease in product revenue related to our Web Security products and, to a lesser extent, our WAN Optimization products. This decrease in product revenue was partially offset by a $1.4 million increase in service revenue driven primarily from the sales of renewal service contracts, partially offset by a decrease in service revenue from the sales of new service contracts.

Net revenue in APAC decreased $2.2 million in the first quarter of fiscal 2012, down 8.4% from the same period in fiscal 2011. This decrease was primarily driven by a $3.1 million decrease in product revenue related to sales of our Web Security and WAN Optimization products, partially offset by a $0.9 million increase in service revenue from the sales of renewal service contracts, partially offset by a decrease in service revenue from the sales of new service contracts.

Gross Profit

The following is a summary of gross profit:

	Three Months Ended July 31,
	2011	2010
Gross profit	$83,477	$96,128
Gross profit margin	76.2%	78.5%

Quarter Ended July 31, 2011 compared with Quarter Ended July 31, 2010: Gross profit decreased $12.7 million, or 13.2%, in the first quarter of fiscal 2012 compared with the same period in fiscal 2011, as the result of a decrease in net product revenue in the first quarter of fiscal 2012 compared with the same quarter in fiscal 2011. Gross profit margin decreased 2.3% in the first quarter of fiscal 2012 compared with the same period in fiscal 2011, primarily as a result of additional costs associated with the launch of our Cloud Service business as well as a shift in product mix to lower margin products in the current quarter.

Sales and Marketing

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. The following is a summary of sales and marketing expense:

	Three Months Ended July 31,
	2011	2010
	(dollars in thousands)
Sales and marketing	$47,557	$44,655
Sales and marketing as a percentage of net revenue	43.4%	36.5%

Quarter Ended July 31, 2011 compared with Quarter Ended July 31, 2010: Sales and marketing expense increased $2.9 million, or 6.5%, in the first quarter of fiscal 2012 compared with the same period in fiscal 2011. The increase in sales and marketing expense was primarily attributable to a $3.2 million increase in salaries and benefits, including commission payments, and increases in various other sales expenses, including travel and sales events, partially offset by a $0.5 million decrease in bonus and profit sharing expense. Sales and marketing headcount was 501 at July 31, 2011 compared with 496 at July 31, 2010. We currently expect sales and marketing expense during the second quarter of fiscal 2012 to remain flat in absolute dollars and increase slightly as a percentage of net revenue as a consequence of our continued investments designed to drive increased net revenue and market penetration, and our expansion of new and existing marketing programs.

Research and Development

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs. The following is a summary of research and development expense:

	Three Months Ended July 31,
	2011	2010
	(dollars in thousands)
Research and development	$19,209	$19,855
Research and development as a percentage of net revenue	17.5%	16.2%

Quarter Ended July 31, 2011 compared with Quarter Ended July 31, 2010: Research and development expense decreased $0.6 million, or 3.3%, in the first quarter of fiscal 2012 compared with the same period in fiscal 2011. The decrease in research and development expense was largely attributable to a decrease in bonus and profit sharing expense, partially offset by increases in salaries due to increased headcount and increased severance payments due to certain executive departures. Research and development headcount was 363 at July 31, 2011, compared with 346 at July 31, 2010. We believe that continued investment in product enhancements and new product development is critical to achieving our strategic objectives in fiscal 2012 and beyond. We currently expect research and development expense during the second quarter of fiscal 2012 to increase slightly in absolute dollars and as a percentage of net revenue due to our continued investment in the development of new products and services and enhancement of existing products.

General and Administrative

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses. The following is a summary of general and administrative expense:

	Three Months Ended July 31,
	2011	2010
	(dollars in thousands)
General and administrative	$10,173	$10,343
General and administrative as a percentage of net revenue	9.3%	8.4%

Quarter Ended July 31, 2011 compared with Quarter Ended July 31, 2010: General and administrative expense decreased $0.2 million, or 1.6%, in the first quarter of fiscal 2012 compared with the same period in fiscal 2011. The decrease was primarily due to a decrease in bonus and profit sharing expense and a decrease in professional services fees. General and administrative headcount was 186 at July 31, 2011 compared with 183 at July 31, 2010. We currently expect general and administrative expense during the second quarter of fiscal 2012 to increase in absolute dollars and as a percentage of net revenue due to expenses associated with the departure of our former Chief Executive Officer.

Amortization of Intangible Assets

Amortization expense for our intangible assets for the three months ended July 31, 2011 and 2010 was allocated as follows:

	Three Months Ended July 31,
	2011	2010
Included in cost of net revenue	$1,168	$1,188
Included in operating expenses	1,843	1,843

Total	$3,011	$3,031

On January 25, 2010, we acquired 84.5% of the outstanding shares of S7. We acquired an additional 15.5% of the outstanding shares of S7 in fiscal 2011. The acquisition-related intangible assets associated with our acquisition of S7 consist of assumed customer contracts, which represented S7’s underlying relationships with its customers at the time of the initial acquisition. The fair value assigned to customer relationships was $0.7 million, which will be amortized on a straight-line basis over the expected useful life of 4 years, consistent with the number of periods of prospective cash flow utilized to estimate the fair value of the assets.

For the three months ended July 31, 2011 and 2010, the amortization of intangible assets was related to our acquisitions of S7, Packeteer, Inc., certain assets of the NetCache business from Network Appliance, Permeo, Inc., Cerberian, Inc. and Ositis Software, Inc. The amortization of developed technology and trade name is charged to cost of net revenue, while the amortization of customer relationships is charged to operating expense. Our core technology intangible assets prior to being fully amortized were also charged to cost of net revenue. We amortize customer relationships, developed technology and trade name on a straight-line basis over their weighted average expected useful lives of 5, 5 and 2 years, respectively. Total amortization expense for our identifiable intangible assets for the three months ended July 31, 2011 and 2010 was $3.0 million, respectively. Amortization expense related to our identifiable intangible assets for the remainder of fiscal 2012 is expected to be $8.9 million.

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

	Three Months Ended July 31,
	2011	2010
	(dollars in thousands)
Restructuring charges	$—	$140
Restructuring charges as a percentage of net revenue	—	0.1%

Restructuring charges in the first three months of fiscal 2011 consisted of expenses associated with the Fiscal 2010 Restructuring Plan that was completed in fiscal 2011.

Interest Income, Interest Expense and Other Expense, Net

Interest income consists of interest income earned on our cash and marketable securities. Our cash historically has been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. At July 31, 2011, our cash was invested in money market mutual funds and a money market savings account. Interest expense primarily relates to amortization of the fair value of warrants and a beneficial conversion feature associated with our convertible senior notes. Other expense, net, consists primarily of foreign currency exchange gains or losses, and non-recurring gains or losses realized outside our normal course of business. The following is a summary of interest income, interest expense and other expense, net:

	Three Months Ended July 31,
	2011	2010
	(in thousands)
Interest income	$113	$164
Interest expense	$(235)	$(224)
Other expense, net	$(346)	$(323)

Quarter Ended July 31, 2011 compared with Quarter Ended July 31, 2010: Interest income decreased in the first quarter of fiscal 2012 compared with the same period in fiscal 2011 as a result of a decrease in our average investment yield due to lower interest rates on the money market funds in which the majority of our cash and cash equivalents was invested. Interest expense was essentially flat in the first quarter of fiscal 2012 compared with the same period in fiscal 2011 and during both periods related to the amortization of the fair value of warrants and a beneficial conversion feature associated with our Convertible Senior Notes (as defined in “Liquidity and Capital Resources”). Other expense, net was essentially flat in the first quarter of fiscal 2012 compared with the same period in fiscal 2011 related to foreign exchange losses incurred during both periods.

Provision for Income Taxes

The following is a summary of provision for income taxes:

	Three Months Ended July 31,
	2011	2010
	(in thousands)
Provision for income taxes	$1,532	$4,984

The provision for income taxes primarily reflects current and deferred U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The provision for income taxes for the three months ended July 31, 2011 was $1.5 million compared to $5.0 million for the three months ended July 31, 2010.

Our total gross unrecognized tax benefits as of July 31, 2011 and April 30, 2011 were $46.3 million and $43.3 million, respectively. The increase is primarily related to uncertainties with respect to the taxation of cross-border arrangements within the group that were recorded in the period. Included in our gross unrecognized tax benefits as of July 31, 2011 is approximately $43.8 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

We have elected to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits were approximately $2.6 million as of July 31, 2011, including approximately $0.3 million charged to provision for income taxes for the three months ended July 31, 2011.

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

As of July 31, 2011, we had cash and cash equivalents of $341.4 million and restricted cash of $1.0 million, and approximately 54% of our total cash and cash equivalents was held outside of the United States in various foreign subsidiaries. If our cash and cash equivalents held outside the United States were distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We believe our existing cash and cash equivalents and anticipated cash from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may seek to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of other business opportunities as they arise.

The following summarizes cash and cash equivalents and restricted cash:

	As of July 31, 2011	As of April 30, 2011
	(dollars in thousands)
Cash and cash equivalents	$341,399	$375,939
Restricted cash	1,031	1,031

Total cash and cash equivalents and restricted cash	$342,430	$376,970

Percentage of total assets	43.9%	46.0%

Cash Flows

	Three Months Ended July 31,
	2011	2010
	(in thousands)
Cash provided by operating activities	$9,542	$28,551
Cash used in investing activities	(2,862)	(3,644)
Cash (used in) provided by financing activities	(41,220)	320

Net (decrease) increase in cash and cash equivalents	$(34,540)	$25,227

Cash Flows from Operating Activities: Our largest source of operating cash is cash collected from our customers who purchase our products and services. Our primary uses of cash from operating activities are for personnel-related costs, product costs and facility costs.

Net cash provided by operating activities was $9.5 million for the first three months of fiscal 2012 compared with $28.6 million for the same period in fiscal 2011. The decrease in operating cash flow in fiscal 2012 was primarily driven by lower net income, after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, as well as working capital uses of cash from lower accounts payable and deferred revenue balances at July 31, 2011.

Cash Flows from Investing Activities: The changes in cash flows from investing activities primarily related to acquisitions and purchases of property and equipment, and technology licenses.

Net cash used by investing activities was $2.9 million for the first three months of fiscal 2012 compared with $3.6 million for the same period in fiscal 2011, a decrease of $0.7 million. This decrease was primarily due to fiscal 2011 purchases of technology licenses with no comparable activity in fiscal 2012.

Cash Flows from Financing Activities: The changes in cash flows from financing activities primarily related to proceeds from issuance of debt obligations, proceeds from issuances of common stock, stock repurchases and acquisition of noncontrolling interest.

Net cash used for financing activities was $41.2 million for the first three months of fiscal 2012 compared with net cash provided by financing activities of $0.3 million for the same period in fiscal 2011. The net cash used for our financing activities in the first three months of fiscal 2012 primarily related to $43.0 million of cash used to repurchase our common stock, partially offset by cash proceeds from purchases of our stock under our employee stock purchase plan and proceeds from the exercise of employee stock options.

Stock Repurchases

On November 16, 2010, our Board of Directors approved a program to repurchase up to $50 million of our common stock. Repurchases may be made from time to time in the open market or in negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934 and other legal requirements. The timing and amount of the repurchase transactions are determined by management and may depend on a variety of factors, including the trading price of the stock, market conditions, alternative investment opportunities, and other corporate and regulatory considerations. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or discontinued at any time. The repurchases are funded from available working capital. During the quarter ended July 31, 2011, we commenced the repurchase of shares of our common stock and repurchased 1.9 million shares of common stock for $43.0 million under the program. Approximately $7.0 million remains authorized under the program and could be used for additional stock repurchases in the future.

Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. As of July 31, 2011, the Convertible Senior Notes were reported on our condensed consolidated balance sheet at $78.4 million, net of a discount of $1.6 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

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

As of July 31, 2011, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
Remainder of 2012	$8,324
2013	10,788
2014	9,032
2015	8,011
2016	4,461
Thereafter	1,510

Total future minimum lease payments, net	$42,126

Purchase Commitments and Other

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2012. As of July 31, 2011 our total purchase commitments for inventory were $7.8 million.

Off-Balance Sheet Arrangements

As of July 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

As of July 31, 2011, we did not have any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of July 31, 2011, we had cash and cash equivalents of $341.4 million and restricted cash of $1.0 million. These amounts were primarily held in money market funds. We maintain a conservative investment policy, which is intended to enhance the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates, given the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We primarily develop products in the United States and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Since all of our sales are currently invoiced and collected in U.S. dollars, a strengthening of the dollar could potentially make our products less price-competitive in foreign markets. As a significant portion of our net revenue and earnings are derived from international operations, this could adversely affect our net revenue and earnings. For the three months ended July 31, 2011, approximately 56.3% of our total net revenue was derived from customers outside of the Americas. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies, which to date have constituted an insignificant portion of our total operating expenses. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. The foreign currency translation risk associated with our international operations has been material in the past and could be material in the future.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered by investors before making an investment decision. We have updated a risk factor relating to personnel from that presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended April 30, 2011. That risk factor is set forth at the end of this section and addresses certain management changes and transitions during fiscal 2012.

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

Each of these markets is intensely competitive, and the intensity of this competition is expected to increase, particularly given current economic pressures and industry consolidation. As well, the market for cloud computing services is characterized by extreme competition and we are new to that market. Sales to service provider markets are especially volatile and typically have longer sales cycles. Competition in these markets may result in price reductions, reduced margins, loss of market share and inability to gain market share, any one of which could seriously impact our business, financial condition and results of operations. We may not be able to compete successfully against current or future competitors, including those resulting from consolidation in our historical and new markets and we cannot be certain that the competitive pressures we face will not seriously impact our business.

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

Substantially all of our revenue is generated through sales by our channel partners, which include distributors, global systems integrators, managed service providers and value-added resellers. During fiscal 2011, approximately 99% of our sales were made through our channel partners, and 55% of our sales were made through 3 distributors. During the first three months of fiscal 2012, approximately 99% of our sales were made through our channel partners, and 52% of our sales were made through 3 distributors. Although we provide support to these channel partners through our direct sales and marketing activities, we depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and to continue to train and support them, and we will need to add new sales channel partners and effectively train, support and integrate them with our sales process. As well, our entry into new markets, such as our entry into the security-as-a-service market with our new Cloud Service, requires us to develop appropriate channel partners and to train them to effectively address these markets. If we are unsuccessful in these efforts, this will limit our ability to grow our business and our business, financial condition and results of operations will be adversely affected.

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

We currently have operations in a number of foreign countries and make sales to customers throughout the world. In fiscal 2011, 54.7% of our total net revenue was derived from customers outside of the Americas and during the first three months of fiscal 2012, 56.3% of our total net revenue was derived from customers outside of the Americas; thus, our business is substantially dependent on economic conditions and IT spending in markets outside of the Americas. As well, we currently perform certain of our research and development and other operations offshore in lower cost geographies and we maintain data centers for our Cloud Service in geographically dispersed locations outside of the United States. Our international operations and sales into international markets require significant management attention and financial resources, and subject us to certain inherent risks including:

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

We focused our business strategy and investments on the markets for Web Security and WAN Optimization products and services during the past fiscal year. We have also moved into the market for the delivery of Web Security functionality as a service, or security-as-a-service, with our new Cloud Service.

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

As of July 31, 2011, we had 129 issued U.S. patents, 66 pending U.S. patent applications (provisional and non-provisional) and 5 foreign-issued patents. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us for the infringement.

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

Third parties have in the past, and may in the future, claim that our current or future products or services infringe their intellectual property rights, and these claims, even if without merit, could harm our business by increasing our costs, reducing our net revenue or by creating customer concerns that result in delayed or reduced sales. This is particularly true in the patent area, as an increasing number of U.S. patents covering computer networking and Internet technology have been issued in recent years. Patent owners, including those that do not commercially manufacture or sell products, may claim that one or more of our products infringes a patent they own.

We expect that companies in the Internet and networking industries will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. The defense or settlement of any such claims, even if unmeritorious, could be time-consuming and costly. As well, such claims may require us to enter into royalty or licensing agreements, or to develop non-infringing technology. Injunctive relief could also be entered against us or trade restrictions could be imposed. Any of the foregoing could seriously harm our business, financial condition and results of operations.

Third parties may bring legal actions against us.

In the past, third parties have brought legal actions against us and other parties to whom we provided indemnification. We incurred substantial costs to defend those lawsuits and related legal proceedings. It is likely that in the future other parties may bring legal actions against us. Such actions, even if without merit, could harm our business. Any material litigation or arbitration inevitably results in the diversion of the attention of our management and other relevant personnel. To the extent uninsured, such claims further require the expenditure of our resources for defense costs for us and for parties to whom we may have indemnification obligations. We also may be required to pay material amounts in settlement costs or damages. As well, if the matter relates to intellectual property infringement, we may be required to enter into royalty or licensing agreements or to develop non-infringing technology, and injunctive relief could be entered against us. Customer concerns with respect to material litigation can result in delayed or lost sales. Any of the foregoing could seriously harm our business and have a material adverse effect on our business, financial condition and results of operations.

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

We rely on technology that we license from third parties, including third party commercial software and open source software, that is used with certain of our products. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software or we will be required to delete this functionality from our software until equivalent technology can be licensed or developed and integrated into our current product. In addition, the inability to obtain certain licenses or other rights might require us to engage in litigation regarding these matters, which could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on our ability to attract and retain highly qualified and skilled personnel on an ongoing basis. Our success will depend in part on our ability to recruit and retain key personnel. Changes in our executives and other high-level personnel may disrupt our business and could result in other employees leaving the Company. During fiscal 2012, four executive officers have departed the Company, including: our President and Chief Executive Officer; our Senior Vice President, Field Operations; our Chief Product Officer; and our Senior Vice President, Products and Operations. We also experienced substantial employee attrition in fiscal 2011, particularly in our sales organization. This attrition continued, at a lower rate, in the first quarter of fiscal 2012.

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

The majority of our U.S.-based employees, including our executives, are employed on an “at-will” basis, which may make it easier for key employees to move to new employment. Our inability to timely hire replacement or additional employees may impact our operations, since new hires, particularly sales personnel, frequently require extensive training before they achieve desired levels of productivity. As well, we may be unable to address market opportunities in a timely fashion. This may affect our ability to grow our net revenue. In addition, we may increase our hiring in locations outside of the U.S., such as in connection with our research and development facility in India, which could subject us to additional geopolitical and exchange rate risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 16, 2010, our Board of Directors approved a program to repurchase up to $50 million of our common stock. Under the program, repurchases may be made from time to time in the open market or in negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934 and other legal requirements. The timing and amount of the repurchase transactions are determined by management and may depend on a variety of factors, including the trading price of the stock, market conditions, alternative investment opportunities, and other corporate and regulatory considerations. The program does not obligate us to acquire any particular amount of common stock and it may be modified or discontinued at any time.

The following table summarizes the stock repurchase activity for the three months ended July 31, 2011 and the approximate dollar value of shares that may yet be purchased under the program:

(in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
May 1, 2011 – May 31, 2011	211	$22.79	211	$45,200
June 1, 2011 – June 30, 2011	1,709	$22.36	1,709	$6,979
July 1, 2011 – July 31, 2011	—	$—	—	$6,979

Total	1,920	$22.41	1,920

Item 6. Exhibits

Number	Description

10.82	Offer Letter Agreement by and between Blue Coat Systems, Inc. and Gregory S. Clark dated August 10, 2011 (which is incorporated herein by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Commission on August 16, 2011).

10.83	CEO Change in Control Severance Agreement, between the Company and its Chief Executive Officer, effective August 10, 2011 (which is incorporated herein by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Commission on August 16, 2011).

10.84	Separation agreement, dated August 17, 2011, between Michael J. Borman and Blue Coat Systems, Inc. (which is incorporated by reference to Exhibit 10.1 of Respondent’s 8-K filed with the Commission on August 18, 2011)

10.85	Separation agreement, dated August 17, 2011, between Kevin T. Biggs and Blue Coat Systems, Inc. (which is incorporated by reference to Exhibit 10.1 of Respondent’s 8-K filed with the Commission on August 22, 2011)

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Gordon C. Brooks
Gordon C. Brooks
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 31, 2011