Form 10-Q
period 2011-10-31
BLUE COAT SYSTEMS INC
filed 2011-12-02
CIK 1095600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

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

There were 42,802,885 shares of the registrant’s Common Stock issued and outstanding as of November 22, 2011.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: plans to develop and offer new products and services and enter new markets; expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues, gross margins and income tax provisions; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; the success of our business strategy and changes in our business model, management, organizational structure and operations; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	October 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$361,393	$375,939
Accounts receivable, net of allowance of $0 as of October 31, 2011 and April 30, 2011, respectively	70,737	67,626
Inventory	9,934	10,134
Prepaid expenses and other current assets	11,706	14,091
Current portion of deferred income tax assets	10,582	10,399

Total current assets	464,352	478,189
Property and equipment, net	29,565	31,745
Restricted cash	1,066	1,031
Goodwill	242,611	242,611
Identifiable intangible assets, net	18,965	24,970
Non-current portion of deferred income tax assets	35,517	34,650
Other assets	5,760	6,212

Total assets	$797,836	$819,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,420	$20,806
Accrued payroll and related benefits	17,745	15,947
Deferred revenue	116,995	121,526
Other current liabilities	11,184	10,758

Total current liabilities	164,344	169,037
Deferred revenue, less current portion	57,928	56,546
Deferred rent, less current portion	4,940	5,501
Long-term income taxes payable	38,953	35,152
Other non-current liabilities	791	688
Convertible senior notes	78,583	78,136
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.0001 par value; issuable in series; 9,958 shares authorized; none issued and outstanding	—	—
Common stock: $0.0001 par value; 200,000 shares authorized; 42,703 and 44,527 shares issued and 42,703 and 44,064 shares outstanding at October 31, 2011 and April 30, 2011, respectively	4	4
Additional paid-in capital	1,239,979	1,269,311
Accumulated deficit	(787,686)	(794,967)

Total stockholders’ equity	452,297	474,348

Total liabilities and stockholders’ equity	$797,836	$819,408

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Net revenue:
Product	$62,289	$73,127	$120,845	$148,695
Service	51,792	47,920	102,745	94,832

Total net revenue	114,081	121,047	223,590	243,527
Cost of net revenue:
Product	14,883	15,284	28,647	31,248
Service	12,089	10,723	24,357	21,111

Total cost of net revenue	26,972	26,007	53,004	52,359
Gross profit	87,109	95,040	170,586	191,168
Operating expenses:
Sales and marketing	46,781	44,821	94,338	89,476
Research and development	19,618	20,948	38,827	40,803
General and administrative	11,447	10,715	21,620	21,058
Amortization of intangible assets	1,826	1,843	3,669	3,686
Restructuring	—	38	—	178

Total operating expenses	79,672	78,365	158,454	155,201

Operating income	7,437	16,675	12,132	35,967
Interest income	137	126	250	290
Interest expense	(227)	(223)	(462)	(447)
Other income (expense), net	(473)	158	(819)	(165)

Income before income taxes	6,874	16,736	11,101	35,645
Provision for income taxes	2,288	4,703	3,820	9,687

Net income	$4,586	$12,033	$7,281	$25,958

Net income per share:
Basic	$0.10	$0.26	$0.16	$0.56

Diluted	$0.10	$0.25	$0.15	$0.55

Weighted average shares used in computing net income per share:
Basic	46,362	46,712	46,517	46,520

Diluted	46,699	47,638	47,124	47,594

See accompanying Notes to Condensed Consolidated Financial Statements.

BLUE COAT SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended October 31,
	2011	2010
Operating Activities
Net income	$7,281	$25,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,126	6,953
Amortization	6,798	6,836
Stock-based compensation	8,201	8,985
Deferred income taxes	(1,050)	3,686
Tax benefit of stock option deduction	41	523
Excess tax benefit from stock-based compensation	(334)	(521)
Loss on disposition of equipment	—	18
Changes in operating assets and liabilities:
Accounts receivable, net	(3,111)	(17,976)
Inventory	200	(4,788)
Prepaid expenses and other assets	2,491	4,029
Accounts payable	(2,386)	4,079
Accrued expenses and other liabilities	5,567	4,989
Deferred revenue	(3,149)	8,666

Net cash provided by operating activities	27,675	51,437
Investing Activities
Purchases of property and equipment, and technology licenses	(4,946)	(5,953)
Restricted cash	(35)	(45)

Net cash used in investing activities	(4,981)	(5,998)
Financing Activities
Net proceeds from issuance of common stock	5,446	6,894
Payments for repurchases of common stock	(43,020)	—
Excess tax benefit from stock-based compensation	334	521
Acquisition of noncontrolling interest	—	(427)

Net cash (used in) provided by financing activities	(37,240)	6,988

Net (decrease) increase in cash and cash equivalents	(14,546)	52,427
Cash and cash equivalents at beginning of period	375,939	236,347

Cash and cash equivalents at end of period	$361,393	$288,774

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

The majority of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. Revenue is recognized for these products in accordance with general revenue recognition accounting guidance. Our product revenue also includes stand-alone software products that operate on our hardware appliances but are not considered essential to their functionality. Revenue is recognized for these products in accordance with industry-specific software revenue recognition guidance. Certain of our stand-alone software, when sold with our appliances, is considered essential to its functionality and accordingly is recognized in accordance with general revenue recognition accounting guidance; however, this same software, when sold separately is accounted for under industry-specific software revenue recognition guidance.

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

Recent Accounting Pronouncements

Presentation of Comprehensive Income: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. ASU 2011-05 will be effective for us in our first quarter of fiscal 2013 and will be applied retrospectively. This standard will only affect how, and in what specific financial statements, we present the components of comprehensive income. Accordingly, the adoption of ASU 2011-05 will not affect our financial position, results of operations or cash flows.

Goodwill Impairment Assessments: In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”) which provides companies with the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test. ASU 2011-08 will be effective for us in the first quarter of fiscal 2013 and will be applied retrospectively. The adoption of ASU 2011-08 is not expected to have a material impact on our consolidated financial statements.

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

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying condensed consolidated statements of operations reconciled to basic and diluted per share amounts available to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Basic net income per share
Numerator:
Net income	$4,586	$12,033	$7,281	$25,958
Less: undistributed earnings allocated to convertible senior note holders	(381)	(992)	(603)	(2,159)

Net income available to common stockholders	$4,205	$11,041	$6,678	$23,799
Denominator:
Basic weighted average common shares used in computing basic net income per share	46,362	46,712	46,517	46,520
Effect of participating convertible senior notes	(3,854)	(3,854)	(3,854)	(3,854)

Weighted average common shares outstanding using the two-class method	42,508	42,858	42,663	42,666

Basic income per share available to common stockholders	$0.10	$0.26	$0.16	$0.56

Diluted net income per share
Numerator:
Net income	$4,586	$12,033	$7,281	$25,958
Less: undistributed earnings allocated to convertible senior note holders	(378)	(973)	(595)	(2,102)

Net income available to common stockholders	$4,208	$11,060	$6,686	$23,856
Denominator:
Basic weighted average common shares used in computing basic net income per share	46,362	46,712	46,517	46,520
Add: Weighted average employee stock options	242	705	426	780
Add: Other weighted average dilutive potential common stock	95	221	181	294

Weighted average common shares used in computing diluted net income per share	46,699	47,638	47,124	47,594
Effect of participating convertible senior notes	(3,854)	(3,854)	(3,854)	(3,854)

Weighted average common shares outstanding using the two-class method	42,845	43,784	43,270	43,740

Diluted income per share available to common stockholders	$0.10	$0.25	$0.15	$0.55

For the three and six months ended October 31, 2011, outstanding stock options, restricted stock awards and restricted stock units covering an aggregate of 4.5 million shares and 3.5 million shares, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive under the treasury stock method.

For the three and six months ended October 31, 2010, outstanding stock options, restricted stock awards and restricted stock units covering an aggregate of 2.6 million shares and 2.2 million shares, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive under the treasury stock method.

Warrants to purchase 385,356 shares of our common stock were outstanding at October 31, 2011 and 2010. The warrants were not included in the computation of diluted net income per share for the three and six months ended October 31, 2011 because the exercise price of the warrants was greater than the average market price of our common stock during the period; therefore, their effect was anti-dilutive. The warrants were included in the computation of the diluted net income per share for the three and six months ended October 31, 2010 because the exercise price of the warrants was less than the average market price of our common stock during the period.

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

Note 4. Goodwill and Identifiable Acquisition-Related Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill, which generally is not deductible for tax purposes, for the six months ended October 31, 2011.

Identifiable Acquisition-Related Intangible Assets

Our identifiable acquisition-related intangible assets are as follows (in thousands):

October 31, 2011	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(18,737)	$7,294
Core technology	5 years	2,929	(2,929)	—
Customer relationships	4-7 years	37,723	(26,052)	11,671
Trade names	2 years	400	(400)	—

Total		$67,083	$(48,118)	$18,965

April 30, 2011	Amortization period	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology and patents	3-7 years	$26,031	$(16,401)	$9,630
Core technology	5 years	2,929	(2,929)	—
Customer relationships	4-7 years	37,723	(22,383)	15,340
Trade names	2 years	400	(400)	—

Total		$67,083	$(42,113)	$24,970

Amortization expense for our identifiable acquisition-related intangible assets for the three and six months ended October 31, 2011 and 2010 was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
	(in thousands)
Included in cost of net revenue	$1,168	$1,168	$2,336	$2,356
Included in operating expenses	1,826	1,843	3,669	3,686

Total	$2,994	$3,011	$6,005	$6,042

As of October 31, 2011, we had no identifiable acquisition-related intangible assets with indefinite lives. The weighted average remaining life of identifiable acquisition-related intangible assets was 1.6 years and 2.1 years as of October 31, 2011 and April 30, 2011, respectively.

Estimated amortization expense related to our identifiable acquisition-related intangible assets in future periods is as follows:

Year Ended April 30,	Amortization
(in thousands)
Remainder of 2012	$5,952
2013	11,782
2014	1,231

$18,965

Note 5. Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund

II, L.P. (together, the “FP Entities”) in a private placement. As of October 31, 2011, the Convertible Senior Notes were reported on our condensed consolidated balance sheet at $78.6 million, net of a discount of $1.4 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

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

Note 6. Consolidated Balance Sheet Data

Inventory

Inventory consisted of the following:

	October 31, 2011	April 30, 2011
	(in thousands)
Raw materials	$3,568	$4,048
Finished goods	6,366	6,086

Total	$9,934	$10,134

Deferred Revenue

Deferred revenue consisted of the following:

	As of
	October 31, 2011	April 30, 2011
	(in thousands)
Deferred product revenue, current	$991	$2,286
Deferred service revenue, current	116,004	119,240

Total deferred revenue, current	116,995	121,526
Deferred service revenue, non-current	57,928	56,546

Total deferred revenue	$174,923	$178,072

Note 7. Fair Value of Assets and Liabilities

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents and Restricted Cash

Our cash historically has been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. Our restricted cash is invested in time deposits with maturity dates consistent with the maturity dates of the letters of credit they collateralize. At October 31, 2011, our cash was invested in money market mutual funds and a money market savings account. The carrying amount of cash and cash equivalents and restricted cash reported on the balance sheet approximates its fair value. The fair values of cash equivalents are based upon quoted market prices.

Convertible Senior Notes

The carrying amount of the Convertible Senior Notes is net of discounts, primarily related to the associated Warrants. The fair value of the Convertible Senior Notes as of October 31, 2011 was determined based on an internal valuation model that utilized quoted market prices and interest rates for similar instruments, and is approximately $79.4 million. See Note 5 for further information regarding the Convertible Senior Notes and Warrants.

The estimated fair values of our financial instruments are as follows:

	As of
	October 31, 2011		April 30, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Assets:
Cash	$42,403	$42,403	$61,133	$61,133
Money market funds	320,056	320,056	315,837	315,837

	$362,459	$362,459	$376,970	$376,970

Reported as:
Assets:
Cash and cash equivalents		$361,393		$375,939
Long-term restricted cash		1,066		1,031

		$362,459		$376,970

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

Fair Value Measurements

Our financial instruments are valued using quoted prices in active markets. The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of October 31, 2011 and April 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
October 31, 2011:
Money market funds (1)	$320,056	$—	$—	$320,056
April 30, 2011:
Money market funds (1)	$315,837	$—	$—	$315,837

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets as of October 31, 2011 and April 30, 2011.

Our investments in money market funds are measured at fair value on a recurring basis. Our money market funds are targeted to be priced and have a value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. The fair value of the money market fund investments are classified as Level 1.

During the quarter ended October 31, 2011, we did not remeasure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as goodwill, intangible assets, property and equipment and nonfinancial assets and liabilities initially measured at fair value in a business combination.

Note 8. Stockholders’ Equity

Stock Repurchases

On November 16, 2010, our Board of Directors approved a program to repurchase up to $50 million of our common stock. Under the program, repurchases may be made from time to time in the open market or in negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934 and other legal requirements. The timing and amount of the repurchase transactions are determined by management and may depend on a variety of factors, including the trading price of the stock, market conditions, alternative investment opportunities, and other corporate and regulatory considerations. The program does not obligate us to acquire any particular amount of common stock and it may be modified or discontinued at any time. During the six months ended October 31, 2011, we repurchased 1.9 million shares of common stock for $43.0 million under the program.

Stock-based Compensation

The following table summarizes the stock-based compensation expense for stock options, our Employee Stock Purchase Plan (“ESPP”), restricted stock awards and restricted stock unit awards that we recorded in our condensed consolidated statements of operations for the three and six months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
	(in thousands)
Stock-based compensation expense:
Cost of net revenue: product	$162	$153	$355	$287
Cost of net revenue: service	289	269	536	489
Sales and marketing	1,257	1,462	2,727	2,794
Research and development	1,478	1,579	2,873	2,810
General and administrative	537	1,450	1,710	2,605

Total	$3,723	$4,913	$8,201	$8,985

We use the Black-Scholes option valuation model to calculate compensation expense. We estimate the expected term based on our historical experience of grants, exercise pattern and post-vesting cancellations. We considered our historical volatility over the expected term and implied volatility of traded stock options in developing our estimate of volatility.

For the three and six months ended October 31, 2011 and 2010, we used the following assumptions to estimate the fair value of options granted:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Risk-free interest rate	0.7%	1.1%	0.9%	1.4%
Dividend yield	—	—	—	—
Expected term (in years)	3.7	4.3	3.7	4.3
Volatility	65%	59%	59%	56%
Expected forfeitures	17.3%	18.0%	17.3%	18.0%

For the three and six months ended October 31, 2011 and 2010, we used the following assumptions to estimate the fair value of shares purchased under our ESPP:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Dividend yield	—	—	—	—
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	62%	58%	54%	52%

During the three and six months ended October 31, 2011, options to purchase 41,544 shares and 202,586 shares were exercised. As of October 31, 2011, there was approximately $11.8 million and $1.2 million of unrecognized stock-based compensation expense related to stock option grants and ESPP awards, respectively, which will be recognized over the remaining weighted average vesting period of approximately 2.8 years and 0.3 years, respectively.

The cost of awards of restricted stock and restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period, which generally is four years. During the second quarter of fiscal 2012, we awarded 543,685 restricted stock units and canceled 10,570 shares of restricted stock and 324,933 restricted stock units. As of October 31, 2011, we had approximately $0.5 million and $20.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards and restricted stock unit awards, respectively, which we will recognize over the remaining weighted average vesting period of approximately 1.0 years and 3.3 years, respectively.

Note 9. Income Taxes

The provision for income taxes for the three and six months ended October 31, 2011 was $2.3 million and $3.8 million compared with $4.7 million and $9.7 million the three and six months ended October 31, 2010. The provision primarily reflects current and deferred U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate and non-deductible stock-based compensation expense.

Our total gross unrecognized tax benefits as of October 31, 2011 and April 30, 2011 were $47.0 million and $43.3 million, respectively. The increase was primarily related to uncertainties with respect to the taxation of cross-border arrangements within the consolidated company that were recorded in the period. Included in our gross unrecognized tax benefits as of October 31, 2011 are approximately $44.4 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

Our policy is to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits was approximately $3.0 million as of October 31, 2011, including approximately $0.4 million and $0.7 million charged to provision for income taxes for the three and six months ended October 31, 2011, respectively.

Due to our taxable loss position from inception through fiscal year 2010, all tax years are subject to examination in U.S. federal and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2005 forward, none of which are individually material. We are unable to anticipate the change to the balance of our unrecognized tax benefits in the next twelve months due to the possibility of tax examinations and our continued assessment of potential contingencies.

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

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We have also entered into indemnification agreements or other contractual arrangements with current and former executive officers and directors of our company and of certain of our subsidiaries, which contain provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. We were required to indemnify certain current and former officers and directors and other employees for their attorneys’ fees and related expenses incurred in connection with the internal investigations, regulatory investigations and derivative litigation relating to our historical stock option grant practices, and may be required to indemnify certain current and former officers in connection with the recently filed class action and derivative lawsuits.

We maintain a warranty accrual for estimated future warranty obligations based on the historical warranty costs and revenue volumes together with anticipated future warranty costs. We generally provide a one-year warranty on hardware products.

Changes in our warranty obligations, which are included in other current liabilities in our condensed consolidated balance sheets for the six months ended October 31, 2011, were as follows (in thousands):

Warranty obligation at April 30, 2011	$521
Warranties issued during the period	845
Warranty costs incurred during the period	(835)
Change in estimate of warranty obligation during the period	(218)

Warranty obligation at October 31, 2011	$313

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

Rent expense was $2.6 million and $5.1 million for the three and six months ended October 31, 2011, respectively, and $2.4 million and $4.8 million for the three and six months ended October 31, 2010, respectively.

As of October 31, 2011, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
Remainder of 2012	$5,453
2013	10,469
2014	8,868
2015	8,014
2016	4,456
Thereafter	1,445

Total future minimum lease payments, net	$38,705

Purchase Commitments and Other

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2012. As of October 31, 2011 our total purchase commitments for inventory were $6.7 million.

Note 11. Litigation

Litigation Relating to IPOs

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

These are two of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, the plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO.

The consolidated amended complaint in our case sought unspecified damages on behalf of a purported class of purchasers of our common stock between December 9, 1999 and December 6, 2000.

The amended complaint in the Packeteer case seeks unspecified damages on behalf of a purported class of purchasers of Packeteer’s common stock between July 27, 1999 and December 6, 2000.

The parties reached a global settlement of the litigation under which, the insurers will pay the full amount of settlement share allocated to the Company and Packeteer, and the Company and Packeteer will not bear any financial liability. On October 5, 2009, the district court entered an order granting final approval of the settlement. Certain objectors appealed that order to the Court of Appeals for the Second Circuit. Several of the appeals were dismissed. In May 2011, the Second Circuit issued an order granting the motion to dismiss as to one set of the remaining appeals and remanding the other set of appeals to the district court for further action. On August 25, 2011, the district court ruled that the objector that submitted the remaining set of appeals is not a class member, and therefore does not have standing to object to the settlement. That objector is now appealing the district court’s August 2011 order.

Derivative Litigation Against Packeteer

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

On April 5, 2011, Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision. That petition was docketed by the Supreme Court on April 7, 2011, and Packeteer’s opposition to the petition was filed on May 26, 2011. On June 27, 2011, the Supreme Court denied Simmonds’ petition and granted the petition of the underwriter defendants. The Ninth Circuit mandate for all cases continues to be stayed pending final disposition of the underwriters’ petition. The underwriters’ brief on the merits was submitted on August 18, 2011, and Simmonds’ brief was submitted on September 26, 2011. Oral argument in that case is scheduled for November 29, 2011.

Litigation Relating to Certain Statements Made in 2009-2010

Class Action

On August 30, 2011, a purported securities class action complaint was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers by an individual on behalf of a putative class of persons who purchased our common stock between November 24, 2009 and May 27, 2010. The complaint alleges that the defendants made false or misleading statements about our business and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks compensatory damages, attorneys’ fees and costs, and such other relief as the court deems proper. A response to the complaint is not yet due and the court has not yet appointed lead plaintiffs.

Derivative Actions

On September 28, 2011, a purported shareholder derivative complaint was filed in the Superior Court of the State of California, County of Santa Clara, against certain of our officers and directors and against us as nominal defendant. Plaintiff alleges that the individual defendants breached their fiduciary duties between November 24, 2009 and May 27, 2010 by causing or allowing the company to disseminate materially misleading statements about our business and prospects; willfully ignoring alleged problems with our internal controls and procedures; failing to properly oversee and manage the company; unjustly enriching themselves to the detriment of the company; and wasting corporate assets. The complaint seeks an order directing us to take certain actions to improve our corporate governance and internal procedures, disgorgement of certain profits obtained by the individual defendants, attorneys’ fees and costs, and such other relief as the court deems proper. A response to the complaint is not yet due.

On November 3, 2011, a purported shareholder derivative action was filed in the United States District Court for the Northern District of California, against certain of our current and former officers and directors and against us as nominal defendant. Plaintiff alleges that the individual defendants breached their fiduciary duties between November 24, 2009 and May 27, 2010 by failing to establish and maintain internal controls which would have prevented the company from disseminating materially false, misleading, and inaccurate statements and information to shareholders; failing to require the Company to provide materially adverse information to shareholders; failing to properly oversee and manage the company; and unjustly enriching themselves to the detriment of the company. The complaint seeks an order directing us to take certain actions to improve our corporate governance and internal procedures, disgorgement of certain profits obtained by the individual defendants, attorneys’ fees and costs, and such other relief as the court deems proper. A response to the complaint is not yet due.

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

Net revenue is attributed to three geographic areas based on the location of the customers. The following is a summary of net revenue by geographic area:

	Three Months Ended October 31,
	2011		2010
	(dollars in thousands)
Americas (1)	$57,649	50.5%	$56,937	47.0%
EMEA (2)	35,349	31.0	40,889	33.8
APAC (3)	21,083	18.5	23,221	19.2

Total net revenue	$114,081	100.0%	$121,047	100.0%

	Six Months Ended October 31,
	2011		2010
	(dollars in thousands)
Americas (1)	$105,501	47.2%	$111,549	45.8%
EMEA (2)	73,506	32.9	83,096	34.1
APAC (3)	44,583	19.9	48,882	20.1

Total net revenue	$223,590	100.0%	$243,527	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

The following is a summary of net revenue by product category:

	Three Months Ended October 31,
	2011		2010
	(dollars in thousands)
Product	$62,289	54.6%	$73,127	60.4%
Service	51,792	45.4	47,920	39.6

Total net revenue	$114,081	100.0%	$121,047	100.0%

	Six Months Ended October 31,
	2011		2010
	(dollars in thousands)
Product	$120,845	54.0%	$148,695	61.1%
Service	102,745	46.0	94,832	38.9

Total net revenue	$223,590	100.0%	$243,527	100.0%

At October 31, 2011, substantially all of our long-lived assets were located in the United States.

Certain of our global distributors, including their various affiliates, may account for more than 10% of our net revenue in certain periods. In the second quarter of fiscal 2012, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 22.9%, 15.0% and 16.6% of our total net revenue, respectively. In the second quarter of fiscal 2011, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 27.4%, 14.1% and 18.0% of our total net revenue, respectively. In the first six months of fiscal 2012, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 23.2%, 14.8% and 15.2% of our total net revenue, respectively. In the first six months of fiscal 2011, ComputerLinks, Westcon Group, Inc. and Arrow Enterprise Computing Solutions, Inc. accounted for 25.3%, 16.0% and 14.9% of our total net revenue, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: plans to develop and offer new products and services and enter new markets; expectations with respect to future market growth opportunities; changes in and expectations with respect to revenues, gross margins and income tax provisions; future operating expense levels and operating margins; the impact of quarterly fluctuations of revenue and operating results; the success of our business strategy and changes in our business model, management, organizational structure and operations; the impact of macroeconomic conditions on our business; the adequacy of our capital resources to fund operations and growth; investments or potential investments in acquired businesses and technologies, as well as internally developed technologies; the effectiveness of our sales force, distribution channel, and marketing activities; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements are identified by the use of terminology such as “anticipate,” “expect,” “intend,” “plan,” “predict,” “believe,” “estimate,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” or negatives or derivatives of the foregoing, or other comparable terminology.

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

During the second quarter of fiscal 2012, Gregory S. Clark was appointed as President and Chief Executive Officer. Under his leadership, we made further refinements to our business strategy and have taken steps to implement that strategy. We streamlined our research and development organization and realigned our product-oriented and development resources into two groups, Web Security and WAN Optimization. Similarly, we took steps to simplify our sales organization and reallocated much of the management of our sales resources, which previously had been centralized at corporate headquarters, to our geographic regions. In addition, as described in previous filings with the Securities and Exchange Commission, several management changes occurred during the first and second quarters of fiscal 2012 and certain executive and other positions were eliminated. As a result of these changes, we incurred severance costs of $3.0 million during the second quarter of fiscal 2012.

We continue to focus on strengthening our go-to-market strategy and better engaging our channel partners; addressing increased competition in our core markets with respect to both pricing and products; and addressing the need to improving productivity and execution; improving operational efficiency, cost structure and profitability; and to retain our best personnel. These structural changes and our improvement initiatives present risk and uncertainty; however, we believe that, if they are successfully implemented, they will promote greater and faster innovation, improved accountability and closer alignment with the needs of our channel partners and end user customers.

In the second half of fiscal 2012, we intend to make investments designed to drive increased product revenue and market penetration, including continued expenditures on sales and marketing initiatives and research and development activities. As well, we intend to continue to invest in our Cloud Security Service, although revenue from this subscription based service will be recognized ratably over a period of a year or more and accordingly will have a lessened impact on current revenue and profitability, even as our sales of that service increase. We anticipate that these expenditures will continue to put pressure on our operating margins until we can increase our product revenue.

We track many financial metrics as key measures of our business performance, including consolidated net revenue, operating margin, deferred revenue, cash flow from operations and cash position.

Net Revenue

Net revenue, which includes product and service revenue, decreased to $114.1 million in the second quarter of fiscal 2012 from $121.0 million in the second quarter of fiscal 2011. Net product revenue in the second quarter of fiscal 2012 was $62.3 million, a $10.8 million decrease compared with the second quarter of fiscal 2011. Net product revenue primarily consists of revenue from sales of our Web Security and WAN Optimization products. We experienced a 15% decline in product revenue in the second quarter of fiscal 2012 compared with the second quarter fiscal 2011, which primarily related to decreased sales of our Web Security and WAN optimization products. We recognized $51.8 million in service revenue in the second quarter of fiscal 2012, a $3.9 million increase compared with the second quarter of fiscal 2011. Net service revenue primarily consists of revenue related to support and maintenance contracts. The increase in service revenue was primarily a result of increased revenue from the sales of renewal services contracts, partially offset by a decrease in service revenue from the sales of new service contracts.

Operating Margin

Our operating income decreased to $7.4 million in the second quarter of fiscal 2012 from $16.7 million in the second quarter of fiscal 2011. This decrease primarily resulted from a decrease in gross profit driven by a decrease in net revenue and an increase in operating expenses during the quarter. The quarter-over-quarter increase in operating expenses was primarily driven by increased severance expenses, including those associated with the departure of certain executives, as well as increases in our marketing expenses due to incremental investments made to increase market penetration and the expansion of existing marketing programs.

Operating expenses consist of sales and marketing expenses, research and development expenses, general and administrative expenses, amortization of acquisition-related intangible assets and restructuring charges. Personnel-related costs, including stock-based compensation, are the primary driver of our operating expenses in each functional area. As of October 31, 2011 and 2010 we had 1,321 and 1,294 full-time equivalent employees, respectively.

Deferred Revenue

Total deferred revenue was $174.9 million at October 31, 2011 compared with $178.1 million at April 30, 2011. The decrease was primarily due to a decrease in the sales of new service contracts and the recognition of deferred product revenue in the first half of fiscal 2012, partially offset by an increase in the sales of renewal service contracts.

Cash Flow from Operations and Cash Position

During the first six months of fiscal 2012, we generated cash flow from operations of $27.7 million compared with $51.4 million generated in the same period in fiscal 2011. The decrease in operating cash flow in fiscal 2012 compared with fiscal 2011 was primarily driven by lower net income, after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, as well as working capital uses of cash from lower accounts payable and deferred revenue balances, partially offset by a decrease in working capital uses of cash related to increased accounts receivable. Our cash and cash equivalents and restricted cash were $362.5 million at October 31, 2011 compared with $377.0 million at April 30, 2011. The overall decrease in our cash and cash equivalents balance was primarily due to the expenditure of $43.0 million to repurchase our shares of common stock in the first six months of fiscal 2012.

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

The majority of our products are hardware appliances containing software components that operate together to provide the essential functionality of the product. Revenue is recognized for these products in accordance with general revenue recognition accounting guidance. Our product revenue also includes stand-alone software products that operate on our hardware appliances but are not considered essential to their functionality. Revenue is recognized for these products in accordance with industry-specific software revenue recognition guidance. Certain of our stand-alone software, when sold with our appliances, is considered essential to its functionality and accordingly is recognized in accordance with general revenue recognition accounting guidance; however, this same software, when sold separately, is accounted for under industry-specific software revenue recognition guidance.

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

The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies, and also include, but are not limited to, future expected cash flows to be earned from the product-related technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquisition-related identifiable intangible assets are amortized on a straight-line basis over their estimated economic lives, which are three to seven years for developed technology and patents, five years for core technology, four to seven years for customer relationships and two years for trade names.

We perform goodwill impairment tests annually during our fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The first step of the test identifies whether potential impairment may have occurred, and the second step of the test measures the amount of the impairment, if any. An impairment of goodwill is recognized when the carrying amount of the assets exceeds their fair value. The process of evaluating the potential impairment of goodwill is highly subjective and requires the application of significant judgment. For purposes of the annual impairment test, we consider our market capitalization compared with the carrying amount of our net assets on the date of the test, since we have only one reporting unit. We performed our annual review of goodwill in the fourth quarter of fiscal 2011 and concluded that no impairment existed at April 30, 2011. During the first six months of fiscal 2012, there were no significant events or changes in circumstances that affect our valuation of goodwill.

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

Results of Operations

The following table sets forth, as a percentage of net revenue, condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
Net revenue:
Product	54.6%	60.4%	54.0%	61.1%
Service	45.4%	39.6%	46.0%	38.9%

Total net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue:
Product	13.0%	12.6%	12.8%	12.8%
Service	10.6%	8.9%	10.9%	8.7%

Total cost of net revenue	23.6%	21.5%	23.7%	21.5%
Gross profit	76.4%	78.5%	76.3%	78.5%
Operating expenses:
Sales and marketing	41.0%	37.0%	42.2%	36.7%
Research and development	17.2%	17.3%	17.4%	16.8%
General and administrative	10.1%	8.9%	9.7%	8.6%
Amortization of intangible assets	1.6%	1.5%	1.6%	1.5%
Restructuring	—	—%	—	0.1%

Total operating expenses	69.9%	64.7%	70.9%	63.7%

Operating income	6.5%	13.8%	5.4%	14.8%
Interest income	0.1%	0.1%	0.1%	0.1%
Interest expense	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Other income (expense), net	(0.4)%	0.1%	(0.3)%	(0.1)%

Income before income taxes	6.0%	13.8%	5.0%	14.6%
Provision for income taxes	2.0%	3.9%	1.7%	4.0%

Net income	4.0%	9.9%	3.3%	10.6%

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

The following is a summary of net revenue and the changes in net revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
	(dollars in thousands)
Total net revenue	$114,081	$121,047	$223,590	$243,527
Change from same period prior year ($)	$(6,966)	$611	$(19,937)	$7,102
Change from same period prior year (%)	(5.8)%	0.5%	(8.2)%	3.0%

Quarter Ended October 31, 2011 compared with Quarter Ended October 31, 2010: Net revenue, which includes product and service revenue, decreased $7.0 million, or 5.8%, in the second quarter of fiscal 2012 compared with the same period in fiscal 2011. Net product revenue in the second quarter of fiscal 2012 was $62.3 million, a $10.8 million decrease compared with the same period in fiscal 2011, which primarily related to a decrease in sales of our Web Security and WAN Optimization products. Net service revenue in the second quarter of fiscal 2012 was $51.8 million, a $3.9 million increase compared with the same period in fiscal 2011. The increase in service revenue was primarily a result of increased revenue from the sales of renewal services contracts, partially offset by a decrease in revenue from the sales of new service contracts.

Six Months Ended October 31, 2011 compared with Six Months Ended October 31, 2010: Net revenue, which includes product and service revenue, decreased $19.9 million, or 8.2%, in the first six months of fiscal 2012 compared with the same period in fiscal 2011. Net product revenue in the first six months of fiscal 2012 was $120.8 million, a $27.8 million decrease compared with the same period in fiscal 2011, which primarily relates to a decrease in sales of our Web Security and WAN Optimization products. Net service revenue in the first six months of fiscal 2012 was $102.8 million, a $7.9 million increase compared with the same period in fiscal 2011. The increase in service revenue was primarily a result of increased revenue from the sales of renewal services contracts, partially offset by a decrease in revenue the sales of new service contracts.

The following is a summary of net revenue by geographic area:

	Three Months Ended October 31,
	2011		2010
	(dollars in thousands)
Americas (1)	$57,649	50.5%	$56,937	47.0%
EMEA (2)	35,349	31.0	40,889	33.8
APAC (3)	21,083	18.5	23,221	19.2

Total net revenue	$114,081	100.0%	$121,047	100.0%

	Six Months Ended October 31,
	2011		2010
	(dollars in thousands)
Americas (1)	$105,501	47.2%	$111,549	45.8%
EMEA (2)	73,506	32.9	83,096	34.1
APAC (3)	44,583	19.9	48,882	20.1

Total net revenue	$223,590	100.0%	$243,527	100.0%

(1)	North America, Central America and Latin America (“Americas”)
(2)	Europe, Middle East and Africa (“EMEA”)
(3)	Asia and Pacific regions (“APAC”)

Revenues from sales to customers outside of the Americas are a significant part of our revenue mix. Since all of our sales are currently invoiced in U.S. dollars, a change in the value of the dollar relative to foreign currencies could affect the demand for our products and therefore impact our revenues in foreign markets. For the three and six months ended October 31, 2011, approximately 49.5% and 52.8% of our total net revenue, respectively, was derived from customers outside of the Americas compared with 53.0% and 54.2% for the three and six months ended October 31, 2010, respectively.

Net revenue in the Americas increased $0.7 million in the second quarter of fiscal 2012, a 1.3% increase from the same period in fiscal 2011, driven by an increase in service revenue of $3.0 million primarily from the sales of renewal service contracts. This increase was partially offset by a $2.3 million decrease in product revenue primarily related to a decrease in revenue related to our Web Security products. Net revenue in the Americas for the six months ended October 31, 2011 decreased $6.0 million, down 5.4% compared with the same period in fiscal 2011, driven primarily by a $10.6 million decrease in product revenue related to our Web Security products, partially offset by an increase in product revenue related to our WAN Optimization products. This decrease also was partially offset by a $4.6 million increase in service revenue primarily driven by revenue related to the sale of renewal service contracts.

Net revenue in EMEA decreased $5.5 million in the second quarter of fiscal 2012, down 13.5% from the same period in fiscal 2011, primarily driven by a decrease in product revenue related to our Web Security and WAN Optimization products. Service revenue was essentially flat in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011. Net revenue in EMEA for the six months ended October 31, 2011 decreased $9.6 million, down 11.5% compared with the same period in fiscal 2011, driven primarily by a $11.1 million decrease in product revenue related to our Web Security and WAN Optimization products, partially offset by a $1.5 million increase in service revenue primarily from the sale of renewal service contracts.

Net revenue in APAC decreased $2.1 million in the second quarter of fiscal 2012, down 9.2% from the same period in fiscal 2011. This decrease was driven by a $3.0 million decrease in product revenue primarily related to a decrease in sales of our WAN Optimization products and, to a lesser extent, a decrease in sales of our Web Security products, partially offset by a $0.9 million increase in service revenue primarily related to sales of renewal service contracts. Net revenue in APAC for the six months ended October 31, 2011 decreased $4.3 million, down 8.8% compared with the same period in fiscal 2011, driven by a $6.1 million decrease in product revenue primarily related to our Web Security and WAN Optimization products, partially offset by a $1.8 million increase in service revenue primarily from the sale of renewal service contracts.

Gross Profit

The following is a summary of gross profit:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
	(dollars in thousands)
Gross profit	$87,109	$95,040	$170,586	$191,168
Gross profit margin	76.4%	78.5%	76.3%	78.5%

Quarter Ended October 31, 2011 compared with Quarter Ended October 31, 2010: Gross profit decreased $7.9 million, or 8.3%, in the second quarter of fiscal 2012 compared with the same period in fiscal 2011, as the result of a decrease in net product revenue partially offset by an increase in service revenue in the second quarter of fiscal 2012 compared with the same quarter in fiscal 2011. Gross profit margin decreased 2.1% in the second quarter of fiscal 2012 compared with the same period in fiscal 2011, primarily as a result of additional costs associated with the launch of our Cloud Security Service as well as an increase in contract manufacturer costs and related expenses in the current quarter.

Six Months Ended October 31, 2011 compared with Six Months Ended October 31, 2010: Gross profit decreased $20.6 million, or 10.8%, in the first six months of fiscal 2012 compared with the same period of fiscal 2011, as a result of an decrease in net revenue and related gross profit margin. Gross profit margin in the first six months of fiscal 2012 decreased to 76.3% from 78.5% in the first six months of fiscal 2011, primarily as a result of additional costs associated with the launch of our Cloud Security Service as well as an increase in contract manufacturer costs and related expenses in the current period.

Sales and Marketing

Sales and marketing expense consists primarily of salaries and benefits, commissions, travel, advertising and promotional expenses. The following is a summary of sales and marketing expense:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
	(dollars in thousands)
Sales and marketing	$46,781	$44,821	$94,338	$89,476
Sales and marketing as a percentage of net revenue	41.0%	37.0%	42.2%	36.7%

Quarter Ended October 31, 2011 compared with Quarter Ended October 31, 2010: Sales and marketing expense increased $2.0 million, or 4.4%, in the second quarter of fiscal 2012 compared with the same period in fiscal 2011. The increase in sales and marketing expense was primarily attributable to a $3.4 million increase in salaries and benefits, related to increased headcount and increased severance payments, including those associated with the departure of certain sales executives, and increases in marketing program expense, partially offset by a $1.6 million decrease in commission payments and various sales expenses, including travel and sales events. Sales and marketing headcount was 506 at October 31, 2011 compared with 475 at October 31, 2010.

Six Months Ended October 31, 2011 compared with Six Months Ended October 31, 2010: Sales and marketing expense increased $4.9 million, or 5.4%, in the first six months of fiscal 2012 compared with the first six months of fiscal 2011. The increase in sales and marketing expense was primarily attributable to a $5.2 million increase in salaries and benefits, including severance payments, including those associated with the departure of certain sales executives, and increases in market program expense, partially offset by decrease in various sales expenses, including travel and sales events.

We currently expect sales and marketing expense during the third quarter of fiscal 2012 to increase slightly in absolute dollars and as a percentage of net revenue as a consequence of our continued investments designed to drive increased net revenue and market penetration and the expansion of existing marketing programs.

Research and Development

Research and development expense consists primarily of salaries and benefits, prototype costs, and testing equipment costs. The following is a summary of research and development expense:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
	(dollars in thousands)
Research and development	$19,618	$20,948	$38,827	$40,803
Research and development as a percentage of net revenue	17.2%	17.3%	17.4%	16.8%

Quarter Ended October 31, 2011 compared with Quarter Ended October 31, 2010: Research and development expense decreased $1.3 million, or 6.3%, in the second quarter of fiscal 2012 compared with the same period in fiscal 2011. The decrease in research and development expense was largely attributable to a decrease in employee related expenses, including salaries and bonus expenses, partially offset by increased severance payments. Research and development headcount was 348 at October 31, 2011, compared with 364 at October 31, 2010.

Six Months Ended October 31, 2011 compared with Six Months Ended October 31, 2010: Research and development expense decreased $2.0 million, or 4.8%, in the first six months of fiscal 2012 compared with the same period in fiscal 2011. The decrease in research and development expense for the first six months of fiscal 2012 was largely attributable to a decrease in bonus expense, partially offset by increased severance payments due to certain executive departures.

We currently expect research and development expense during the third quarter of fiscal 2012 to be relatively flat in absolute dollars and decrease slightly as a percentage of net revenue.

General and Administrative

General and administrative expense consists primarily of salaries and benefits, legal services, accounting and audit services, and other general corporate expenses. The following is a summary of general and administrative expense:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
	(dollars in thousands)
General and administrative	$11,447	$10,715	$21,620	$21,058
General and administrative as a percentage of net revenue	10.1%	8.9%	9.7%	8.6%

Quarter Ended October 31, 2011 compared with Quarter Ended October 31, 2010: General and administrative expense increased $0.7 million, or 6.8%, in the second quarter of fiscal 2012 compared with the same period in fiscal 2011. The increase was primarily due to severance expenses, including those associated with the departure of our former Chief Executive Officer, partially offset by a decrease in bonus expense. General and administrative headcount was 184 at October 31, 2011 compared with 181 at October 31, 2010.

Six Months Ended October 31, 2011 compared with Six Months Ended October 31, 2010: General and administrative expense increased $0.6 million, or 2.7%, in the first six months of fiscal 2012 compared with the first six months of fiscal 2011. The increase was primarily due to severance expenses, including those associated with the departure of our former Chief Executive Officer, partially offset by a decrease in bonus expense.

Amortization of Intangible Assets

Amortization expense for our intangible assets for the three and six months ended October 31, 2011 and 2010 was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
	(in thousands)
Included in cost of net revenue	$1,168	$1,168	$2,336	$2,356
Included in operating expenses	1,826	1,843	3,669	3,686

Total	$2,994	$3,011	$6,005	$6,042

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

For the three and six months ended October 31, 2011 and 2010, the amortization of intangible assets was related to our acquisitions of S7, Packeteer, Inc., certain assets of the NetCache business from Network Appliance, Permeo, Inc., Cerberian, Inc. and Ositis Software, Inc. The amortization of developed technology and trade names is charged to cost of net revenue, while the amortization of customer relationships is charged to operating expense. Our core technology intangible assets prior to being fully amortized were also charged to cost of net revenue. We amortize customer relationships, developed technology and trade names on a straight-line basis over their weighted average expected useful lives of 5, 5 and 2 years, respectively. Total amortization expense for our identifiable intangible assets for the three and six months ended October 31, 2011 was $3.0 million and $6.0 million, respectively, and $3.0 million and $6.0 million for the three and six months ended October 31, 2010. Amortization expense related to our identifiable intangible assets for the remainder of fiscal 2012 is expected to be $6.0 million.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
	(dollars in thousands)
Restructuring charges	$—	$38	$—	$178
Restructuring charges as a percentage of net revenue	—%	—%	—%	0.1%

Restructuring charges in the first six months of fiscal 2011 consisted of expenses associated with the Fiscal 2010 Restructuring Plan that was completed in fiscal 2011.

Interest Income, Interest Expense and Other Expense, Net

Interest income consists of interest income earned on our cash and marketable securities. Our cash historically has been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. At October 31, 2011, our cash was invested in money market mutual funds and a money market savings account. Interest expense primarily relates to amortization of the fair value of warrants and a beneficial conversion feature associated with our convertible senior notes. Other expense, net, consists primarily of foreign currency exchange gains or losses, and non-recurring gains or losses realized outside our normal course of business. The following is a summary of interest income, interest expense and other expense, net:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2011
	(in thousands)
Interest income	$137	$126	$250	$290
Interest expense	$(227)	$(223)	$(462)	$(447)
Other income (expense), net	$(473)	$158	$(819)	$(165)

Quarter Ended October 31, 2011 compared with Quarter Ended October 31, 2010: Interest income was essentially flat in the second quarter of fiscal 2012 compared with the same period in fiscal 2011 and is made up of our average investment yield due on the money market funds in which the majority of our cash and cash equivalents was invested. Interest expense was essentially flat in the second quarter of fiscal 2012 compared with the same period in fiscal 2011 and during both periods related to the amortization of the fair value of warrants and a beneficial conversion feature associated with our Convertible Senior Notes (as defined in “Liquidity and Capital Resources”). Other income (expense), net decreased $0.6 million in the second quarter of fiscal 2012 compared with the same period in fiscal 2011 primarily due to an increase in foreign exchange losses incurred during the current period on foreign currency denominated assets and liabilities.

Six Months Ended October 31, 2011 compared with Six Months Ended October 31, 2010: Interest income and interest expense was essentially flat for the first six months of fiscal 2012 compared with the same period of fiscal 2011 for similar reasons as discussed above. Other income (expense), net decreased $0.7 million during the first six months of fiscal 2012 compared with the same period in fiscal 2011 primarily due to an increase in foreign exchange losses incurred during the current period on foreign currency denominated assets and liabilities.

Provision for Income Taxes

The following is a summary of provision for income taxes:

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
	(in thousands)
Provision for income taxes	$2,288	$4,703	$3,820	$9,687

The provision for income taxes primarily reflects current and deferred U.S. federal and state taxes and foreign income taxes in taxable foreign jurisdictions. The provision for income taxes for the three and six months ended October 31, 2011 was $2.3 million and $3.8 million, respectively, compared with $4.7 million and $9.7 million for the three and six months ended October 31, 2010. The primary difference between the effective tax rate and the federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate and non-deductible stock-based compensation expense.

Our total gross unrecognized tax benefits as of October 31, 2011 and April 30, 2011 were $47.0 million and $43.3 million, respectively. The increase is primarily related to uncertainties with respect to the taxation of cross-border arrangements within the consolidated company that were recorded in the period. Included in our gross unrecognized tax benefits as of October 31, 2011 is approximately $44.4 million of tax benefits that, if recognized, would result in an adjustment to our effective tax rate.

Our policy is to classify interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties relating to our unrecognized tax benefits were approximately $3.0 million as of October 31, 2011, including approximately $0.4 million and $0.7 million charged to provision for income taxes for the three and six months ended October 31, 2011.

Due to our taxable loss position from inception through fiscal year 2010, all tax years are subject to examination in U.S. federal and state jurisdictions. We are also subject to examination in various foreign jurisdictions for tax years 2005 forward, none of which are individually material. We are unable to anticipate the change to the balance of our unrecognized tax benefits in the next twelve months due to the possibility of tax examinations and our continued assessment of potential contingencies.

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

As of October 31, 2011, we had cash and cash equivalents of $361.4 million and restricted cash of $1.1 million, and approximately 54% of our total cash and cash equivalents was held outside of the United States in various foreign subsidiaries. If our cash and cash equivalents held outside the United States were distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We believe our existing cash and cash equivalents and anticipated cash from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements and capital expenditures. We may seek to raise additional capital to strengthen our financial condition, facilitate expansion and pursue strategic acquisitions or investments, or to take advantage of other business opportunities as they arise.

The following summarizes cash and cash equivalents and restricted cash:

	As of October 31, 2011	As of April 30, 2011
	(dollars in thousands)
Cash and cash equivalents	$361,393	$375,939
Restricted cash	1,066	1,031

Total cash and cash equivalents and restricted cash	$362,459	$376,970

Percentage of total assets	45.4%	46.0%

Cash Flows

	Six Months Ended October 31,
	2011	2010
	(in thousands)
Cash provided by operating activities	$27,675	$51,437
Cash used in investing activities	(4,981)	(5,998)
Cash (used in) provided by financing activities	(37,240)	6,988

Net (decrease) increase in cash and cash equivalents	$(14,546)	$52,427

Cash Flows from Operating Activities: Our largest source of operating cash is cash collected from our customers who purchase our products and services. Our primary uses of cash from operating activities are for personnel-related costs, product costs and facility costs.

Net cash provided by operating activities was $27.7 million for the first six months of fiscal 2012 compared with $51.4 million for the same period in fiscal 2011. The decrease in operating cash flow in fiscal 2012 compared with fiscal 2011 was primarily driven by lower net income, after excluding the impact of non-cash charges such as stock-based compensation, depreciation and amortization expense, as well as working capital uses of cash from lower accounts payable and deferred revenue balances, partially offset by a decrease in working capital uses of cash related to increased accounts receivable.

Cash Flows from Investing Activities: The changes in cash flows from investing activities primarily related to acquisitions and purchases of property and equipment, and technology licenses.

Net cash used by investing activities was $5.0 million for the first six months of fiscal 2012 compared with $6.0 million for the same period in fiscal 2011, a decrease of $1.0 million. This decrease was primarily due to fiscal 2011 purchases of technology licenses with no comparable activity in fiscal 2012.

Cash Flows from Financing Activities: Cash flows from financing activities related to proceeds from issuance of debt obligations, proceeds from issuances of common stock, stock repurchases and acquisition of noncontrolling interest.

Net cash used for financing activities was $37.2 million for the first six months of fiscal 2012 compared with net cash provided by financing activities of $7.0 million for the same period in fiscal 2011. The net cash used for our financing activities in the first six months of fiscal 2012 primarily related to $43.0 million of cash used to repurchase our common stock, partially offset by cash proceeds from purchases of our stock under our employee stock purchase plan and proceeds from the exercise of employee stock options.

Stock Repurchases

On November 16, 2010, our Board of Directors approved a program to repurchase up to $50 million of our common stock. Repurchases may be made from time to time in the open market or in negotiated transactions and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934 and other legal requirements. The timing and amount of the repurchase transactions are determined by management and may depend on a variety of factors, including the trading price of the stock, market conditions, alternative investment opportunities, and other corporate and regulatory considerations. The program does not obligate us to acquire any particular amount of common stock and the program may be modified or discontinued at any time. The repurchases are funded from available working capital. During the six months ended October 31, 2011, we repurchased 1.9 million shares of common stock for $43.0 million under the program. Approximately $7.0 million remains authorized under the program and could be used for additional stock repurchases in the future.

Convertible Senior Notes

On June 2, 2008, we issued $80.0 million aggregate principal amount of Zero Coupon Convertible Senior Notes due June 2, 2013 (the “Convertible Senior Notes”) and warrants (the “Warrants”) to purchase an aggregate of 385,356 shares of our common stock at an exercise price of $20.76 to Manchester Securities Corp., an affiliate of Elliott Associates, L.L.P. (“Manchester”) and Francisco Partners II, L.P. and Francisco Partners Parallel Fund II, L.P. (together, the “FP Entities”) in a private placement. As of October 31, 2011, the Convertible Senior Notes were reported on our condensed consolidated balance sheet at $78.6 million, net of a discount of $1.4 million primarily related to the value assigned to the Warrants, which is being amortized to interest expense over the life of the Convertible Senior Notes.

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

As of October 31, 2011, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year ending April 30,	Total
(in thousands)
Remainder of 2012	$5,453
2013	10,469
2014	8,868
2015	8,014
2016	4,456
Thereafter	1,445

Total future minimum lease payments, net	$38,705

Purchase Commitments and Other

We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. These agreements are enforceable and legally binding against us in the short term and all amounts under these arrangements are due to be paid by the end of fiscal 2012. As of October 31, 2011 our total purchase commitments for inventory were $6.7 million.

Off-Balance Sheet Arrangements

As of October 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

As of October 31, 2011, we did not have any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of October 31, 2011, we had cash and cash equivalents of $361.4 million and restricted cash of $1.1 million. These amounts were primarily held in money market funds. We maintain a conservative investment policy, which is intended to enhance the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates, given the short-term nature of the majority of our investment portfolio.

Foreign Currency Exchange Rate Risk

We primarily develop products in the United States and sell them throughout the world. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Since all of our sales are currently invoiced and collected in U.S. dollars, a strengthening of the dollar could potentially make our products less price-competitive in foreign markets. As a significant portion of our net revenue and earnings are derived from international operations, this could adversely affect our net revenue and earnings. For the three and six months ended October 31, 2011 approximately 49.5% and 52.8%, respectively of our total net revenue was derived from customers outside of the Americas. In contrast, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies, which to date have constituted an insignificant portion of our total operating expenses. As a result, our U.S. dollar earnings and net cash flows from international operations may be affected by changes in foreign currency exchange rates. The foreign currency exchange risk associated with our international operations has been material in the past and could be material in the future.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered by investors before making an investment decision. We have updated a risk factor relating to personnel and a risk factor relating to our third party sales channel partners from those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended April 30, 2011. Those risk factors are set forth at the end of this section.

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

Our products and services currently focus on the markets for Web Security and WAN Optimization products and services, together with our newly available Cloud Security Service, which provides security-as-a-service on a subscription basis over the Internet.

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

We currently have operations in a number of foreign countries and make sales to customers throughout the world. In fiscal 2011, 54.7% of our total net revenue was derived from customers outside of the Americas and during the first six months of fiscal 2012, 52.8% of our total net revenue was derived from customers outside of the Americas; thus, our business is substantially dependent on economic conditions and IT spending in markets outside of the Americas. As well, we currently perform certain of our research and development and other operations offshore in lower cost geographies and we maintain data centers for our Cloud Security Service in geographically dispersed locations outside of the United States. Our international operations and sales into international markets require significant management attention and financial resources, and subject us to certain inherent risks including:

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

Our new Cloud Security Service offering presents financial, market, security, legal and operational risks.

We recently released our Blue Coat Cloud Security Service offering, which presents certain financial, market, security, legal and operational risks different from the risks present in marketing and selling our traditional product offerings. We have invested considerable resources in developing the Cloud Security Service and in building out its infrastructure, including amounts spent on internal research and development, equipment purchases and long-term leases or service agreements associated with acquiring space for the data centers that support the service, and there is no assurance that we will generate sufficient revenue from sales of subscriptions to recoup this investment. Moreover, our entry into the cloud computing business may adversely affect our gross margin, revenue and expense as a consequence of the ratable recognition of subscription revenue for our Cloud Security Service. We will need to create new sales and marketing programs and channels to effectively market our Cloud Security Service, and there is no assurance that our Cloud Security Service will achieve a significant degree of market acceptance with either end users or our channel partners.

The customer data that is electronically transmitted through our Cloud Security Service also subjects us to new security and legal compliance risks. While we believe our cloud product complies with current regulatory and security requirements in the jurisdictions in which we operate the service, there can be no assurance that such requirements will not change or that we will not otherwise be subject to legal or regulatory actions. Additionally, we must maintain high availability of our Cloud Security Service, which is subject to risks arising from hardware or software problems, connectivity or networking issues, scalability problems, human error, issues with third party data centers, natural disasters and hacker attacks. Should any of the foregoing risks related to our Cloud Security Service materialize, it may damage our reputation and result in the loss of customers and potential customers.

We must continue to develop market awareness of our company and our products and services.

We focused our business strategy and investments on the markets for Web Security and WAN Optimization products and services during the past fiscal year. We have also moved into the market for the delivery of Web Security functionality as a service, or security-as-a-service, with our new Cloud Security Service.

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

The success of our business is predicated on our ability to create new products and technologies and to anticipate future market requirements and applicable industry standards. We presently are investing in enhancing our Web Security products, our WAN Optimization products and our Cloud Security Service. To accomplish these investments, we intend to continue to add personnel and other resources to our research and development function. We will likely recognize costs associated with these investments earlier than the anticipated benefits. If we do not achieve the anticipated benefits from these investments, or if the achievement of these benefits is delayed, our business, financial condition and results of operations may be adversely affected.

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

We currently operate our business in a number of jurisdictions where our operations are subject to evolving privacy-related or data protection laws and regulations. As well, our new Blue Coat Cloud Security Service transmits and stores customer data in various jurisdictions, which subjects the operation of that service to privacy-related or data protection laws and regulations in those jurisdictions. In addition, our appliances, when configured by our end user customers, may intercept data or content in a manner that may subject the use of those appliances to privacy-related or data protection laws and regulations in those jurisdictions in which our end user customers operate.

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

A significant portion of our business operations is conducted through use of our computer network. As well, we offer security-as-a-service to our customers through computer systems located at third party data centers in geographically dispersed areas. Although we have implemented security systems and procedures to protect the confidential information stored on these computer systems, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties. As well, they may be able to create system disruptions, shutdowns or effect denial of service attacks. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our networks or client computers, or otherwise exploit any security vulnerabilities, or that misappropriate and distribute confidential information stored on these computer systems. Any of the foregoing could result in damage to our reputation and customer confidence in the security of our Cloud Security Service and other products and services, and could require us to incur significant costs to eliminate or alleviate the problem. Additionally, our ability to transact business may be affected. Such damage, expenditures and business interruption could seriously impact our business, financial condition and results of operations.

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

As of October 31, 2011, we had 134 issued U.S. patents, 62 pending U.S. patent applications (provisional and non-provisional) and 4 foreign-issued patents. There can be no assurance that any of our pending patent applications will issue or that the patent examination process will not result in our narrowing the claims applied for. Furthermore, there can be no assurance that we will be able to detect any infringement of our existing or future patents (if any) or, if infringement is detected, that our patents will be enforceable or that any damages awarded to us will be sufficient to adequately compensate us for the infringement.

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

It is not uncommon for securities class actions or other litigation to be brought against a company after periods of volatility in the market price of a company’s stock We have been subject to such litigation in the past and two such lawsuits were brought against us in the second quarter of fiscal 2012. Such actions could result in management distraction and expense and could result in a decline in our stock price.

We must attract, assimilate and retain key personnel on a cost-effective basis.

We depend on our ability to attract and retain highly qualified and skilled personnel on an ongoing basis. Our success will depend in part on our ability to recruit and retain key personnel. Changes in our executives and other high-level personnel may disrupt our business and could result in other employees leaving the Company. During fiscal 2012, four executive officers have departed the Company, including: our President and Chief Executive Officer; our Senior Vice President, Field Operations; our Chief Product Officer; and our Senior Vice President, Products and Operations. We also experienced substantial employee attrition in fiscal 2011, particularly in our sales organization. This attrition continued, at a lower rate, in the first six months of fiscal 2012.

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

Substantially all of our revenue is generated through sales by our channel partners, which include distributors, global systems integrators, managed service providers and value-added resellers. During fiscal 2011, approximately 99% of our sales were made through our channel partners, and 55% of our sales were made through 3 distributors. During the first six months of fiscal 2012, approximately 98% of our sales were made through our channel partners, and 53% of our sales were made through 3 distributors. Although we provide support to these channel partners through our direct sales and marketing activities, we depend upon these partners to generate sales opportunities and to independently manage the sales process for opportunities with which they are involved. In order to increase our net revenue, we will need to maintain our existing sales channel partners and to continue to train and support them, and we will need to add new sales channel partners and effectively train, support and integrate them with our sales process. As well, our entry into new markets, such as our entry into the security-as-a-service market with our new Cloud Security Service, requires us to develop appropriate channel partners and to train them to effectively address these markets. If we are unsuccessful in these efforts, this will limit our ability to grow our business and our business, financial condition and results of operations will be adversely affected.

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

While we require that our third party sales channel partners comply with applicable laws and regulations, they could engage in behavior or practices that expose us to legal or reputational risk. For example, we recently verified that certain appliances that we sold in compliance with U.S. export law to a Middle Eastern affiliate of one of our channel partners were diverted to Syria after that sale. We are conducting an internal review of the matter and are cooperating with the U.S. government in connection with its review. We have terminated the right of the channel partner affiliate to distribute our products, which could result in disruption of sales in the Middle East, delay fulfillment of previously accepted orders, result in the imposition of penalties or fines, and harm our operating results in the Middle East.

Item 6. Exhibits

Number	Description

10.86	Stock Option Agreement (which is incorporated herein by reference to Exhibit 99.1 of Form S-8 filed by the Registrant with the Commission on August 31, 2011)

10.87	Restricted Stock Unit Agreement (which is incorporated herein by reference to Exhibit 99.2 of Form S-8 filed by the Registrant with the Commission on August 31, 2011)

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial and Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE COAT SYSTEMS, INC.

/s/ Gordon C. Brooks
Gordon C. Brooks
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: December 2, 2011